Form 10-Q
period 2000-03-31
VALUECLICK INC/CA
filed 2000-05-15
CIK 1080034

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

                        COMMISSION FILE NUMBER 000-30135

                                VALUECLICK, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                  77-0495335
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                                  6450 VIA REAL
                          CARPINTERIA, CALIFORNIA 93013
          (Address of principal executive offices, including zip code)

                                 (805) 684-6060
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

The number of shares of the Registrant's only class of common stock outstanding as of April 30, 2000 was approximately 27,965,000.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                VALUECLICK, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2000

                                                                           PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1999
           and March 31, 2000 (unaudited)..................................  3

     Unaudited Consolidated Statements of Operations
           and Comprehensive Income (Loss) for the
           Three Months Ended March 31, 1999 and 2000......................  4

     Unaudited Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 2000......................  5

     Unaudited Notes to Consolidated Financial Statements..................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................... 10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk......... 15

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings................................................. 27

Item 2.  Changes in Securities and Use of Proceeds......................... 27

Item 4.  Submission of Matters to a Vote of Security Holders............... 27

Item 6.  Exhibits and Reports on Form 8-K.................................. 27

Signatures................................................................. 28

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                                VALUECLICK, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,           March 31,
                                                                                         1999                2000
                                                                                  ---------------      --------------
                                                                                                        (Unaudited)
ASSETS
------
CURRENT ASSETS:
         Cash and cash equivalents                                                $     2,129,000      $   10,757,000
         Investment in DoubleClick common stock, at market value                                -          68,614,000
         Accounts receivable, net                                                       7,022,000           7,777,000
         IPO proceeds receivable                                                                -          70,680,000
         Prepaid expenses and other current assets                                        548,000           1,237,000
         Deferred income taxes                                                            330,000           7,243,000
                                                                                  ---------------      --------------
                  Total current assets                                                 10,029,000         166,308,000
                                                                                  ---------------      --------------

         Property and equipment, net                                                      912,000           1,044,000
         Intangibles, net                                                               3,859,000           3,649,000
         Other assets                                                                     173,000             270,000
                                                                                  ---------------      --------------
TOTAL ASSETS                                                                       $   14,973,000       $ 171,271,000
                                                                                  ---------------      --------------
                                                                                  ---------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                    $     4,304,000      $    4,262,000
         Income taxes payable                                                             250,000             728,000
         Deferred revenue                                                                 389,000             347,000
         Other current liabilities                                                        157,000             244,000
                                                                                  ---------------      --------------
                  Total current liabilities                                             5,100,000           5,581,000
                                                                                  ---------------      --------------

LONG-TERM LIABILITIES                                                                      20,000              17,000

MINORITY INTEREST IN VALUECLICK JAPAN                                                     453,000             586,000

STOCKHOLDERS' EQUITY:
         Preferred stock                                                                    3,000                   -
         Common stock                                                                      10,000              28,000
         Additional paid-in capital                                                    17,584,000         186,989,000
         Deferred stock compensation                                                   (5,678,000)         (8,278,000)
         Accumulated deficit                                                           (2,489,000)         (3,290,000)
         Accumulated other comprehensive loss                                             (30,000)        (10,362,000)
                                                                                  ---------------      --------------
                  Total stockholders' equity                                            9,400,000         165,087,000
                                                                                  ---------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    14,973,000      $  171,271,000
                                                                                  ---------------      --------------
                                                                                  ---------------      --------------


           See accompanying Notes to Consolidated Financial Statements

                                VALUECLICK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                    ------------------------------------
                                                                                           1999                 2000
                                                                                    ----------------     ---------------

Revenues                                                                            $      1,968,000     $    11,000,000
Cost of revenues                                                                           1,087,000           5,513,000
                                                                                    ----------------     ---------------
   Gross profit                                                                              881,000           5,487,000
                                                                                    ----------------     ---------------

Operating expenses:
   Sales and marketing                                                                       257,000           1,903,000
   General and administrative                                                                342,000           1,544,000
   Product development                                                                       108,000             794,000
   Stock-based compensation                                                                   33,000           1,297,000
   Amortization of intangibles and acquired software                                          13,000             223,000
                                                                                    ----------------     ---------------
      Total operating expenses                                                               753,000           5,761,000
                                                                                    ----------------     ---------------
Income (loss) from operations                                                                128,000            (274,000)

Equity in loss of ValueClick Japan                                                           (42,000)                  -
Interest income, net                                                                           5,000              43,000
                                                                                    ----------------     ---------------

Income (loss) before income taxes and minority interest                                       91,000            (231,000)

Provision for income taxes                                                                   (62,000)           (438,000)
                                                                                    ----------------     ---------------

Income (loss) before minority interest                                                        29,000            (669,000)


Minority interest in ValueClick Japan                                                              -            (132,000)
                                                                                    ----------------     ---------------
Net income (loss)                                                                   $         29,000     $      (801,000)
                                                                                    ----------------     ---------------
                                                                                    ----------------     ---------------

Weighted average shares outstanding                                                        9,919,000          13,614,000
                                                                                    ----------------     ---------------
                                                                                    ----------------     ---------------
Basic and diluted net loss per share                                                $              -     $         (0.06)
                                                                                    ----------------     ---------------
                                                                                    ----------------     ---------------




-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   $         29,000     $      (801,000)

Other comprehensive loss:
    Foreign currency translation adjustment                                                        -             (23,000)
    Unrealized loss on DoubleClick stock                                                           -         (10,309,000)
                                                                                    ----------------     ---------------
Comprehensive income (loss)                                                         $         29,000     $   (11,133,000)
                                                                                    ----------------     ---------------
                                                                                    ----------------     ---------------

           See accompanying Notes to Consolidated Financial Statements

                                VALUECLICK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Three Months Ended March 31,
                                                                            ----------------------------------
                                                                                    1999              2000
                                                                            -----------------      ---------------
Cash flows from operating activities:
     Net income (loss)                                                      $          29,000      $      (801,000)
Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
     Depreciation and amortization                                                     34,000              313,000
     Provision for doubtful accounts                                                  106,000              216,000
     Stock-based compensation                                                          33,000            1,297,000
     Minority interest in ValueClick Japan                                                  -              133,000
     Benefit for deferred taxes                                                       (29,000)             (40,000)
     Changes in operating assets and liabilities:
         Accounts receivable                                                         (833,000)            (971,000)
         Receivable from ValueClick Japan                                               2,000                    -
         Prepaid expenses and other assets                                             25,000           (1,443,000)
         Accounts payable and accrued liabilities                                     (49,000)            (511,000)
         Income taxes payable                                                          91,000              478,000
         Deferred revenue                                                              25,000              (42,000)
                                                                            -----------------      ---------------
              Net cash used in operating activities                                  (566,000)          (1,371,000)
                                                                            -----------------      ---------------
Cash flows from investing activities:
     Investment in ValueClick Japan                                                  (221,000)                   -
     Purchases of property and equipment                                             (137,000)            (222,000)
                                                                            -----------------      ---------------
              Net cash used in investing activities                                  (358,000)            (222,000)
                                                                            -----------------      ---------------
Cash flows from financing activities:
     Proceeds from the DoubleClick transaction                                              -           10,000,000
     Repayments on short-term debt                                                   (200,000)                   -
     Repayments on note payable                                                             -               (3,000)
     Net proceeds from issuance of Series C preferred stock                         3,448,000                    -
     Exercises of common stock options                                                      -              247,000
                                                                            -----------------      ---------------
              Net cash provided by financing activities                             3,248,000           10,244,000
                                                                            -----------------      ---------------

              Effect of currency translations                                               -              (23,000)
                                                                            -----------------      ---------------
              Net increase in cash and cash equivalents                             2,324,000            8,628,000

Cash and cash equivalents, beginning of period                                        262,000            2,129,000
                                                                            -----------------      ---------------
Cash and cash equivalents, end of period                                    $       2,586,000      $    10,757,000
                                                                            -----------------      ---------------
                                                                            -----------------      ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                                 $           1,000      $         1,000
                                                                            -----------------      ---------------
                                                                            -----------------      ---------------
     Cash paid for income taxes                                             $               -      $       900,000
                                                                            -----------------      ---------------
                                                                            -----------------      ---------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Issuance of common stock for DoubleClick common stock                  $               -      $    85,796,000
                                                                            -----------------      ---------------
                                                                            -----------------      ---------------

           See accompanying Notes to Consolidated Financial Statements

                                VALUECLICK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION.

         The consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 31, 1999 and related notes included in the Company's prospectus related to its initial public offering filed with the Securities and Exchange Commission (the "SEC") on March 30, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

2.       DOUBLECLICK INVESTMENT.

         On February 28, 2000, the Company consummated an investment by DoubleClick under a common stock and warrant purchase agreement (the "Agreement") entered into on January 11, 2000 whereby DoubleClick acquired 7,878,562 shares of the Company's common stock for an estimated purchase price of $12.16 per share to be paid in cash of $10.0 million and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share for the public announcement date of January 13, 2000 and the 5 trading days before and 5 trading days thereafter. Under the Agreement, the Company also issued a warrant to DoubleClick to acquire additional shares of the Company's common stock at $21.76 per share payable in DoubleClick common stock which is exercisable for that number of shares that would result in DoubleClick owning 45% of the Company's outstanding common stock on a fully diluted basis. The warrant will be exercisable for the 15 month period commencing on February 28, 2000.

         The Company has accounted for the investment in DoubleClick common stock as an available for sale investment in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities," whereby the investment will be carried at market value with unrealized holding gains and losses from increases and decreases in market value being recorded as a separate component of stockholders' equity until realized.

3.       ACCOUNTS RECEIVABLE.

         Accounts receivable are stated net of an allowance for doubtful accounts of $644,000 and $860,000 at December 31, 1999 and March 31, 2000, respectively.

4.       PROPERTY AND EQUIPMENT.

         Property and equipment consisted of the following:

                                                                           December 31,              March 31,
                                                                               1999                     2000
                                                                        ----------------          ---------------
Computer equipment and purchased software                                 $      928,000             $  1,150,000
Furniture and equipment                                                          110,000                  110,000
Leasehold improvements                                                            28,000                   28,000
                                                                        ----------------          ---------------
                                                                               1,066,000                1,288,000
Less:  accumulated depreciation and amortization                                (154,000)                (244,000)
                                                                        ----------------          ---------------
                                                                         $       912,000            $   1,044,000
                                                                        ----------------          ---------------
                                                                        ----------------          ---------------

5.       INTANGIBLES.

         Intangible assets are comprised of goodwill which represents the excess of the cost of the acquired business over the net assets acquired and is being amortized on a straight-line basis over 5 years. Goodwill is stated net of accumulated amortization of $351,000 and $561,000 at December 31, 1999 and March 31, 2000, respectively.

         The carrying amounts of intangible assets are reviewed if the facts and circumstances indicate potential impairment of their carrying value. If this review indicates that intangible assets are not recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying values related to the intangible assets are reduced to the fair value of the assets.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

         Accounts payable and accrued expenses consisted of the following:


                                                                          December 31,               March 31,
                                                                             1999                       2000
                                                                        ---------------            -------------
S>

Accounts payable                                                         $    1,952,000             $  1,049,000
Accrued payments to third-party web sites                                       684,000                  640,000
Other accruals                                                                1,668,000                2,573,000
                                                                        ---------------            -------------
                                                                         $    4,304,000             $  4,262,000
                                                                        ---------------            -------------
                                                                        ---------------            -------------



7.       COMMITMENTS AND CONTINGENCIES.

         The Company is not currently a party to any material legal proceedings.

8.       STOCKHOLDERS' EQUITY.

INITIAL PUBLIC OFFERING

         On March 30, 2000 the Company completed its initial public offering in which the Company sold 4,000,000 shares of its Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. The proceeds to the Company from the offering, after deducting underwriting discounts and commissions, were $70,680,000. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share) of which 27,963,511 shares of Common Stock were outstanding at March 31, 2000.

STOCK OPTION ISSUANCES

         From January 1, 2000 through March 31, 2000, the Company granted stock options to purchase 487,000 shares of common stock at an exercise price of $11.00 per share. In connection with these grants, the Company recorded an additional deferred compensation amount of $3,897,000 during the first quarter of 2000.

STOCK SPLIT

         On March 29, 2000, the Board of Directors approved a one-for-two reverse stock split of the outstanding shares of common stock. All shares and per share information included in these consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

9.       SEGMENTS, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS.

         The Company operates in one industry segment, the internet advertising business and as such has no other separate reportable segments.

         The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan and with operations in Europe through its wholly owned subsidiary, ValueClick Europe. The Company's geographic information is as follows:


                                                          Quarter Ended March 31, 2000
                                                    -----------------------------------------
                                                                                                       Long-Lived
                                                                             Income (loss)             Assets at
                                                         Revenues           from Operations          March 31, 2000
                                                    -------------------    ------------------    -----------------------

United States                                              $ 9,016,000             $(488,000)             $   4,494,000
Japan                                                        1,896,000               287,000                    236,000
Europe                                                          88,000               (73,000)                    17,000
                                                    -------------------    ------------------    -----------------------
         Total                                            $ 11,000,000             $(274,000)              $  4,747,000
                                                    -------------------    ------------------    -----------------------
                                                    -------------------    ------------------    -----------------------


         There were no significant foreign operations prior to the acquisition of majority control of ValueClick Japan in August of 1999.

         For the three months ended March 31, 2000, no customer comprised greater than 10% of revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our prospectus filed with the SEC on March 31, 2000 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

         ValueClick, Inc. ("ValueClick" or the "Company") focuses on a performance-based Internet advertising solution, known as cost-per-click or CPC, in which an advertiser only pays us, and we in turn only pay a Web publisher, when an Internet user clicks on an advertiser's banner advertisement. We provide our advertising customers, primarily e-commerce and direct marketing companies, an Internet advertising alternative to the cost-per-thousand-impressions, or CPM, model, in which advertisers pay whenever their banner ads are displayed. Our solution provides publishers of over 12,400 small- to medium-sized Web sites the opportunity to generate advertising revenues. We also provide publishers of large Web sites the ability to capture incremental revenues from their unsold advertising inventory.

         Our Internet advertising business began in July 1997, as a line of business within Web-Ignite Corporation. In May 1998, the Internet advertising business of Web-Ignite was transferred to ValueClick, LLC, a newly-formed California limited liability company controlled by Web-Ignite's sole stockholder. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation.

         We generate revenues by delivering banner advertisements to Web sites in the ValueClick network. Pricing of our advertising is on a cost-per-click basis and varies depending on whether advertising is delivered across our entire network or across targeted categories within our network. At this time, over 95% of our revenues are derived from banner advertising delivered across our entire network. We sell our services through our sales and marketing staff located in Carpinteria, California; New York, New York; Tokyo, Japan and London, England. The advertisements we deliver are sold under short-term agreements that are subject to cancellation. Revenues are recognized in the month that clicks on delivered banner advertisements occur, provided that no significant obligations on our part remain and collection of the related receivable is probable. To date, our agreements have not required a guaranteed minimum number of clicks. We pay each Web site in the ValueClick network a price-per-click, which is based upon the volume of clicks delivered by the Web site in a given month. These payments made to Web publishers are included in the cost of revenues. Our agreements with Web publishers are also subject to cancellation.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

         REVENUES

         Our revenues are derived primarily from the sale of clicks on banner advertisements delivered through the ValueClick network. We charge each advertiser an amount based on the number of times users click on the advertiser's banner ad. Net revenues for the three months ended March 31, 2000 were $11.0 million compared to $2.0 million for the same period in 1999, an increase of $9.0 million or 450%. Revenue growth for the 2000 period was attributable primarily to growth in the ValueClick network and our ability to serve a larger advertiser customer base.

         COST OF REVENUES

         Cost of revenues consists primarily of amounts we pay to Web sites on the ValueClick network. We pay these Web sites on a cost-per-click basis. Cost of revenues also includes depreciation costs of the advertising delivery system and Internet access costs. Cost of revenues was $5.5 million for the three months ended March 31, 2000 compared to $1.1 million for the same period in 1999, an increase of $4.4 million or 400%. The increase in cost of revenues was directly attributable to the increased delivery of banner advertisements and clicks on banner advertisements. Gross profit margin increased to 50% in the first quarter of 2000 from 45% in 1999, which was due primarily to an increase in the sales price per click as a result of improved market conditions.

         SALES AND MARKETING

         Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2000 were $1.9 million compared to $257,000 for the same period in 1999, an increase of $1.6 million or 623%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel and to increased advertising, public relations and other sales and marketing activities.

         We expect sales and marketing expenses to continue to increase in future periods as we hire additional personnel in sales and marketing, open additional sales offices in major domestic markets, expand into international markets and continue to promote our advertising solutions.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses for the three months ended March 31, 2000 were $1.5 million compared to $342,000 for the same period in 1999, an increase of $1.2 million or 351%. The increase in general and administrative expenses was due primarily to the addition of executive and administrative employees over this period. In addition, we increased our allowance for doubtful accounts by $216,000 as a result of the significant growth in our revenue and accounts receivable and our limited historical collection experience.

         We also have incurred related expenses associated with hiring additional personnel, expanding our corporate offices to accommodate our increased personnel and other professional service expenses that were not incurred in the 1999 period.

         We expect general and administrative expenses to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

         PRODUCT DEVELOPMENT

         Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the three months ended March 31, 2000 were $794,000 compared to $108,000 for the same period in 1999, an increase of $686,000 or 635%. The increase was due primarily to the hiring of additional engineers and support personnel. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

         STOCK-BASED COMPENSATION

         During the first quarter of 2000, we granted stock options to purchase 487,000 shares of common stock at an exercise price of $11.00 per share. In connection with these grants, we recorded deferred compensation expense of $3,897,000. This amount reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of these options on the date of grant. Stock-based compensation for the three months ended March 31, 2000 amounted to $1.3 million, which includes the amount related to existing deferred compensation recorded in prior periods for stock options and restricted shares. The additional annual amortization for this deferred compensation amount is estimated to be approximately $1,576,000 for fiscal year 2000, $1,268,000 for 2001, $688,000 for 2002, $312,000 for 2003, and $53,000 for 2004.

         AMORTIZATION OF INTANGIBLES AND ACQUIRED SOFTWARE

         Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in May 1998 and amortization of goodwill created as a result of the acquisition of a majority interest in ValueClick Japan in August 1999.

         MINORITY INTEREST IN VALUECLICK JAPAN

         Minority interest in ValueClick Japan was $132,000 for the three months ended March 31, 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in minority interest in the net income of ValueClick Japan.

         INTEREST INCOME, NET

         Interest income, net principally consists of interest earned on our cash and cash equivalents and is net of interest paid on debt obligations. Interest income was $43,000 for the three months ended March 31, 2000 and $5,000 for the same period in 1999.

         PROVISION FOR INCOME TAXES

         For the three months ended March 31, 2000, our provision for Federal and state income taxes amounted to $438,000, compared to $62,000 for the same period in 1999.

SEGMENT AND GEOGRAPHIC INFORMATION

         ValueClick operates in one industry segment and has no other separate reportable segments.

         Our operations are domiciled in the United States with operations in Japan through our majority-owned subsidiary, ValueClick Japan, with operations in Europe through our wholly owned subsidiary, ValueClick Europe. Our geographic information is as follows:


                                                         Quarter Ended March 31, 2000
                                                  -------------------------------------------
                                                                                                       Long-Lived
                                                                             Income (loss)             Assets at
                                                        Revenues            from Operations          March 31, 2000
                                                  ---------------------    ------------------    -----------------------
United States                                              $ 9,016,000            $ (488,000)             $   4,494,000
Japan                                                        1,896,000               287,000                    236,000
Europe                                                          88,000               (73,000)                    17,000
                                                  ---------------------    ------------------    -----------------------
         Total                                             $11,000,000            $ (274,000)             $   4,747,000
                                                  ---------------------    ------------------    -----------------------
                                                  ---------------------    ------------------    -----------------------

         There were no significant foreign operations prior to the acquisition of majority control of ValueClick Japan in August of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through working capital generated from operations and equity financings. Net cash used in operating activities was $1.4 million for the quarter ended March 31, 2000, which resulted principally from an increase in accounts receivable and prepaid expenses, partially offset by cash generated from operations.

         At March 31, 2000, we had no material commitments for capital expenditures.

         Net cash provided by financing activities was $10.2 million for the quarter ended March 31, 2000 which resulted principally from proceeds received from the DoubleClick transaction.

         On October 21, 1999, we executed a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving credit line to be used for general working capital. Interest on the outstanding balances accrues at an annual rate of one percentage point above the bank's prime rate. As of March 31, 2000, the bank's prime rate was 9.00%. We are also required to pay the bank on a quarterly basis an unused line fee on the unused portion of the line of credit at an annual rate of half a percent. The credit facility contains provisions requiring us to maintain certain financial ratios and restricts our ability to execute certain transactions including transfers of our business property, mergers, borrowings, dividends and transactions with affiliates.

         The credit facility expires on and all outstanding balances are due on the first anniversary of the agreement. In exchange for the credit facility, we granted the bank a first priority security interest in our goods and equipment, inventory, accounts receivables and intellectual property. As of March 31, 2000, we have not borrowed against this credit line.

         Net cash used in investing activities for the quarter ended March 31, 2000 was $222,000 representing purchases of property and equipment.

         We received $10,000,000 in cash and 732,860 shares of DoubleClick common stock on February 28, 2000, upon the closing of the investment by DoubleClick in ValueClick. In connection with this transaction, we obtained the right to require DoubleClick to register these shares with the SEC and list them with the Nasdaq National Market in order that we may sell some or all of these shares. In addition, we have the right to include these shares in any registration of DoubleClick stock with the SEC, either on behalf of DoubleClick or for other DoubleClick stockholders, subject to certain exceptions. In April 2000, all of the DoubleClick shares that we own were registered for sale by DoubleClick in a registration statement that is effective through June 11, 2000. We plan to liquidate our holdings of DoubleClick stock in order to raise additional capital for our capital needs. We account for the investment in DoubleClick common stock as an available for sale investment in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities," whereby the investment will be carried at market value with unrealized holding gains and losses from increases and decreases in market value recorded as a separate component of stockholders' equity until realized. DoubleClick's stock price will likely be volatile, and we cannot predict the value we will ultimately realize from our DoubleClick shares.

         We believe that our existing cash and cash equivalents, our available bank credit and the proceeds from our initial public offering will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Accounting Standards Executive Committee issued Statement of Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities. Accordingly, management believes the adoption of this statement will not have a significant impact on our financial position, results of operations or cash flows.

RISK FACTORS

BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC, INCLUDING OUR PROSPECTUS FILED WITH THE SEC ON MARCH 31, 2000. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN SUCH CASE, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

IF BANNER ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUES COULD DECLINE.

         We currently derive over 99% of our revenues by delivering banner advertisements that generate clicks to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following:

         - click rates have always been low and may decline as the number of banner advertisements on the Web increases;

         - Internet users can install "filter" software programs which allow them to prevent banner advertisements from appearing on their screens;

         - banner advertisements are, by their nature, limited in content relative to other media;

         - direct marketing companies may be reluctant or slow to adopt banner advertising that replaces, limits or competes with their existing direct marketing efforts; and

         - direct marketing companies may prefer other forms of Internet advertising, including permission-based e-mail.

         If the number of direct marketing companies who purchase banner clicks from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenues could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUES COULD DECLINE.

         We conduct all of our business on a cost-per-click or CPC pricing model. This business model is relatively new and much less common than the cost-per-thousand impressions or CPM pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our CPC pricing model to Internet advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors.

         One component of our strategy is to enhance advertisers' ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users' activities after they have reached advertisers' Web sites. We cannot assure you that our strategy will succeed.

         Intense competition among Web sites and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click rates. Since we predominantly rely on a performance-based pricing model to generate revenue, any decline in click rates may make our CPC pricing model a less viable or less attractive solution for Web publishers and advertisers.

OUR REVENUES COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING SPACE AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE NEW ADVERTISING SPACE.

         Our success depends in part on our ability to effectively manage our existing advertising space. The Web sites that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, Web sites can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This could result in lost revenues. We expect that our customers' requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively in order to meet our customers' changing requirements, our revenues could decline.

         Our growth depends on our ability to expand our advertising inventory. In order to attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web sites that offer attractive demographics, innovative and quality content and growing Web user traffic. Our ability to attract new Web sites to the ValueClick network and to retain Web sites currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing Internet advertising networks that purchase advertising inventory from small- to medium-sized Web sites continues to increase. We cannot assure you that the size of our inventory will increase or even remain constant in the future.

WE MAY FACE INTELLECTUAL PROPERTY DISPUTES THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER ADVERTISEMENTS OVER THE INTERNET.

         We may be subject to disputes and legal actions alleging intellectual property infringement, unfair competition or similar claims against us. One of our principal competitors, DoubleClick, was recently awarded a patent on certain aspects of ad-delivery technology, including the ability to target the delivery of ads over a network such as the Internet and the ability to compile statistics on individual Web users and the use of those statistics to target ads. DoubleClick has brought a lawsuit against at least two other companies in our industry on the basis of this patent. We have, however, recently agreed with DoubleClick to enter into an agreement which would enable us to use its DART technology, and DoubleClick has agreed to not sue or threaten to sue us or any of our customers, affiliates or licensees, in connection with its patent, so long as DoubleClick or any of its subsidiaries hold at least five percent of our capital stock, including options to purchase common stock, on a fully diluted basis. We cannot assure you, however, that we will be able to enter into a DART services agreement on mutually acceptable terms. In addition, other companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. In May 2000, 24/7 Media filed a patent infringement suit against DoubleClick, which alleges that DoubleClick infringes, and is inducing and contributing to the infringement of, a patent owned by 24/7 Media. Our failure to prevail in any litigation with any party asserting intellectual property infringement could result in substantial monetary damages, including: damages for past infringement, which could be tripled if a court determines that the infringement was willful; an injunction requiring us to stop offering our services in their current form; the need to redesign our systems; or the need to pay significant license fees in order to use technology belonging to third parties.

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

         The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated investments in research and development. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers' changing demands.

         For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our system does not support some types of advertising formats, such as video and audio, and many of the Web sites in our network have not implemented systems to allow rich media advertisements. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to developments such as these, we could lose customers or advertising inventory.

         We purchase most of the software we use in our business from third parties. We intend to continue to acquire technology necessary for us to conduct our business from third parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all.

         We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers or advertising inventory.

IF THE USE OF THE TECHNOLOGY WE CURRENTLY USE TO TARGET THE DELIVERY OF BANNERS AND TO PREVENT FRAUD ON OUR NETWORK IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

         Web sites typically place small files of information, commonly known as "cookies," on an Internet user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. We currently use cookies to track an Internet user's movement through the advertiser's Web site and to monitor and prevent potentially fraudulent activity on our network. We do not share, collect or sell any other information concerning Internet users. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time.

         Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies and legislation has been introduced that would restrict their use. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies is limited, we would have to switch to other technologies in order to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time-consuming, could require us to change our business practices and could divert management's attention.

CHANGES IN LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS.

         Recently, growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal and state scrutiny and legislative and regulatory activity concerning data collection and use practices. Various federal and state governments and agencies have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that limits the collection and use of information regarding Internet users in Europe. In addition to government activity, a number of industry and privacy advocacy groups are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us adversely.

         Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting us and our clients. Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these regulations may have on our business. However, these regulations and guidelines could materially and adversely affect our business.

INCREASED GOVERNMENT REGULATION COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

         Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted, and may address issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium. In addition, the growing use of the Web has burdened the existing telecommunications infrastructure and has, at times, caused interruptions in telephone service. Telephone carriers have petitioned the government to regulate and impose fees on ISPs and online service providers in a manner similar to long distance carriers.

         Due to the global nature of the Web, it is possible that, although our transmissions currently originate in California, Florida and Japan, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE CLICKS ON BANNER ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

         We earn advertising revenues and make payments to Web publishers based on the number of clicks on advertisements delivered on our network. Advertisers' and Web publishers' willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory.

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST OTHER INTERNET ADVERTISING COMPANIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY AND OUR REVENUES COULD DECLINE.

         The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share.

         Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as cost-per-click, or CPC; cost-per-lead, or CPL and cost-per-action, or CPA. We directly compete with a number of competitors in the CPC market segment, such as Flycast, Advertising.com, eAds, Datacomm, and ClickAgents. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including DoubleClick, 24/7 Media and Flycast. Unlike us, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we do. DoubleClick recently agreed to acquire a substantial percentage of our company.

         Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenues. In addition, as we expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, result of operations and financial condition would be negatively affected.

         We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers' total advertising budgets.

         Many of our current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. We may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenues could decline.

OUR REVENUE GROWTH DEPENDS ON THE CONTINUED GROWTH OF INTERNET USAGE AND INFRASTRUCTURE.

         Our business and financial results depend on continued growth in the use of the Internet. Internet usage may be inhibited for a number of reasons, such as: inadequate network infrastructure; security concerns; inconsistent quality of service; and unavailability of cost-effective, high-speed service.

         If Internet usage grows, its infrastructure may not be able to support the demands placed on it and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as the recent electronic attacks designed to interrupt service on many Web sites. The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support its growth, our revenues could be materially and adversely affected.

OUR LONG-TERM SUCCESS MAY DEPEND ON THE DEVELOPMENT OF E-COMMERCE BECAUSE MANY OF OUR CUSTOMERS' ADVERTISEMENTS RELATE TO ONLINE PURCHASING.

         Because many of our customers' advertisements encourage online purchasing, our long-term success may depend in part on the growth and market acceptance of e-commerce. Our business would be adversely affected if the growth or acceptance of e-commerce does not develop, or develops more slowly than expected. A number of factors outside of our control could hinder the development of e-commerce, including the following: the network infrastructure necessary for substantial growth in Internet usage may not develop adequately or its performance and reliability may decline; insufficient availability of telecommunication services or changes in telecommunication services could result in inconsistent quality of service or slower response times on the Internet; and negative publicity and consumer concern surrounding the security of e-commerce could impede its acceptance and growth.

     In particular, any well-publicized compromise of security involving Web-based transactions could deter people from purchasing items on the Internet, clicking on advertisements, or using the Internet generally, any of which could cause us to lose customers and advertising inventory and could materially, adversely effect our revenues.

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

         Our future success is substantially dependent on the continued service of our key senior management, technical and sales personnel and in particular our Chairman and Chief Executive Officer, James R. Zarley; our Vice Chairman, Brian Coryat; and our President and Chief Operating Officer, Earle A. Malm II. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees, other than Brian Coryat, our Vice Chairman. The loss of the services of any member of our management team, or of any other key employees, could divert management's time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future.

DOUBLECLICK WILL HAVE SIGNIFICANT INFLUENCE OVER OUR BUSINESS, AND IT MAY HAVE INTERESTS THAT ARE DIFFERENT FROM, OR IN ADDITION TO, YOURS.

         DoubleClick, which is one of our competitors, owns approximately 28.2% of our outstanding common stock. In connection with its investment in our company, DoubleClick has received a warrant entitling it to increase its ownership of our common stock, at any time prior to May 28, 2001, to 45% on a fully diluted basis, which assumes that all outstanding options, warrants and convertible securities have been exercised or converted into common stock. DoubleClick also has the right to maintain its percentage ownership if we issue new securities, other than in a public offering or under other specified exceptions, until February 28, 2003.

         As a result of its share ownership, board representation and other rights, DoubleClick will be able to exert substantial influence over our management and affairs. DoubleClick may have interests that are different from, or in addition to, your interests. Because we have agreed to enter into an agreement to use DoubleClick's DART services in our business and have generally agreed to use DoubleClick rather than other providers of services similar to those that DoubleClick makes available, and because we may have additional commercial relationships with DoubleClick in the future, conflicts of interest could arise with respect to the nature, quality and pricing of services that DoubleClick provides to us.

         DoubleClick has designated two members of our board of directors. In addition, the holders of 31.1% of our outstanding common stock have agreed to vote their shares in favor of a specified number of DoubleClick's nominees to our board of directors, depending on DoubleClick's percentage ownership of our common stock. If DoubleClick exercises its warrant in full, these stockholders have agreed to vote in favor of three DoubleClick nominees. Because DoubleClick provides Internet advertising services that compete with ours, conflicts of interest could arise for DoubleClick's representatives on our board of directors. We have not implemented specific policies with respect to these potential conflicts of interest, which could be resolved in a manner adverse to us.

DOUBLECLICK MAY BE ABLE TO CAUSE A SALE OF OUR COMPANY, EVEN IF IT IS NOT FAVORED BY OUR STOCKHOLDERS, OR PREVENT A TAKEOVER OF OUR COMPANY EVEN IF SUCH A TRANSACTION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

         As long as DoubleClick continues to own 10% of our common stock on a fully diluted basis, we must obtain DoubleClick's consent before we take specified actions such as issuing securities to any company that competes with DoubleClick and implementing any anti-takeover provision. DoubleClick has agreed to standstill provisions under which it would not acquire more than 45% ownership of ValueClick on a fully diluted basis for three years, but after that time it may acquire additional shares of our common stock. These standstill provisions would terminate upon the announcement or commencement of a tender or exchange offer to acquire shares of our common stock which would result in the offeror owning 50% or more of our common stock. Due to Doubleclick's ownership and contractual rights, we may be unable to prevent a sale of our company that DoubleClick favors, even if it is not favored by our other stockholders, and it may be difficult for our stockholders to receive a control premium in any sale of our company.

         DoubleClick may be able to prevent or impede a change of control transaction that our other stockholders favor. DoubleClick is our largest stockholder and as long as it owns 10% of our common stock on a fully diluted basis, it will have the right to receive prior notice of, and will have the opportunity to respond to, a proposed sale of our company or an unsolicited offer to buy our company. These rights may discourage third-party offers for our company.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

         Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide our services to our customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users' responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

         Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. We lease server space in Los Angeles, California; Boca Raton, Florida; and Tokyo, Japan. Therefore, any of the above factors affecting the Los Angeles, Boca Raton or Tokyo areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our backup system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS THAT COULD REDUCE OUR REVENUES.

         Our future success depends in part on the efficient performance of our software and technology, as well as the efficient performance of the systems of third parties. As the numbers of Web pages and Internet users increase, our services and infrastructure may not be able to grow to meet the demand. A sudden and unexpected increase in the volume of advertising delivered through our servers or in click rates could strain the capacity of the software or hardware that we have deployed. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views delivered and the level of user responses received, which would harm our revenues. To the extent that we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition could be harmed substantially.

         We also depend on the Internet service providers, or ISPs, that provide consumers with access to the Web sites on which our customers' advertisements appear. Internet users have occasionally experienced difficulties connecting to the Web due to failures of their ISPs' systems. Any disruption in Internet access provided by ISPs or failures by ISPs to handle the higher volumes of traffic expected in the future could materially and adversely affect our revenues.

IT MAY BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

         Because we have a limited operating history, it may be difficult to evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage companies in the rapidly-changing Internet market. These risks include our ability to: maintain and increase our inventory of advertising space on Web sites; maintain and increase the number of advertisers that use our products and services and offer banner advertisements that generate significant response rates; continue to expand the number of products and services we offer and the capacity of our systems; continue to increase the acceptance of the CPC pricing model; and adapt to changes in Web advertisers' promotional needs and policies, and the technologies used to generate Web advertisements.

         If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

         Our revenues and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and investors in some future periods. If this happens, the market price of our common stock may fall.

         The factors that may affect our quarterly operating results include: fluctuations in demand for our advertising solutions; fluctuations in click rates; fluctuations in the amount of available advertising space, or views, on Web sites in the ValueClick network; the timing and amount of sales and marketing expenses incurred to attract new advertisers; fluctuations in sales of different types of advertising, for example, the amount of advertising sold at higher rates rather than lower rates; changes in our pricing policies, the pricing policies of our competitors or the pricing policies for advertising on the Internet generally; timing differences at the end of each quarter between our payments to Web publishers for a given set of clicks and our collection of advertising revenue for those clicks; and costs related to acquisitions of technology or businesses.

         Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter current or prospective advertisers' spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations and financial condition.

WE MAY EXPERIENCE SEASONAL FLUCTUATIONS IN OUR REVENUES.

         We believe that our revenues will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Additional seasonal patterns in Internet advertisers' spending may emerge as the industry matures.

OUR FUTURE REVENUES AND OPERATING RESULTS ARE DIFFICULT TO FORECAST AND MANY OF OUR EXPENSES ARE FIXED.

         Our current and future expense estimates are based, in large part, on our estimates of future revenues and on our investment plans. In particular, we plan to increase our operating expenses significantly in order to expand our sales and marketing operations; enhance our technology and software solutions; acquire additional advertising inventory; enhance our advertising management platform; and continue our international expansion.

         Most of our expenses are fixed in the short term. We may be unable to reduce spending if our revenues are lower than expected. Any significant shortfall in revenues in relation to our expectations could materially and adversely affect our cash flows.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT'S TIME AND ATTENTION COULD BE DIVERTED.

         As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving

Internet advertising market. Our business, results of operations and financial condition will be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand our sales and marketing, customer support and research and development organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We have recently implemented a new financial reporting system and expect that we will need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work force. Our failure to manage our growth effectively could increase our expenses and divert management's time and attention.

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUES AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

         We initiated operations, through joint ventures, in Japan in March 1998, and in the United Kingdom in August 1999, and we expect to commence operations in other selected international markets in 2000. Our foreign operation subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign exchange risks. Our international expansion will subject us to additional foreign currency exchange risks and will require management attention and resources. We expect to pursue expansion through a number of international alliances and to rely extensively on these business partners initially to conduct operations, establish local networks, register Web sites as affiliates and coordinate sales and marketing efforts. Our success in these markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot assure you that we will be successful in our efforts overseas. International operations are subject to other inherent risks, including: the impact of recessions in economies outside the United States; changes in and differences between regulatory requirements, domestic and foreign; export restrictions, including export controls relating to encryption technologies; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; difficulties and costs of staffing and managing foreign operations; political and economic instability; tariffs and other trade barriers; and seasonal reductions in business activity. Our failure to address these risks adequately could materially and adversely affect our business, results of operations and financial condition.

WE MAY BE LIABLE FOR CONTENT DISPLAYED ON THE WEB SITES OF OUR PUBLISHERS WHICH COULD INCREASE OUR EXPENSES.

         We may be liable to third parties for content in the advertising we deliver if the artwork, text or other content involved violates copyright, trademark, or other intellectual property rights of third parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, result in costly litigation or divert management's attention.

THE YEAR 2000 PROBLEM COULD CAUSE SIGNIFICANT HARM TO OUR OPERATIONS.

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. To date, our computer systems are functioning normally and our compliance and remediation efforts leading up to 2000 have been effective to prevent any problems. However, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could disrupt our ability to deliver advertisements to our Web publishers the ability of Web users to click to our advertisers.

DELAWARE LAW CONTAINS ANTI-TAKEOVER PROVISIONS THAT COULD DETER TAKEOVER ATTEMPTS, EVEN IF SUCH TRANSACTIONS WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

         Provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of ValueClick and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring ValueClick without the Board's consent for at least three years from the date they first hold 15% or more of the voting stock. DoubleClick is not subject to this provision of Delaware law with respect to its investment in ValueClick.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not hold any derivative instruments and do not engage in hedging activities. The interest rate of our line of credit with Silicon Valley Bank varies depending on the bank's prime rate. Currently, we have not made any borrowings under this credit facility.

         Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates its transactions in the Japanese Yen. Our exposure is limited to the extent of the amount of ValueClick Japan's assets which totaled $1.9 million at March 31, 2000. We also will have foreign currency exchange risks for ValueClick Europe, which denominates its transactions in U.K. pounds. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings or equity as a result of foreign currency exchange rate fluctuations. For all of our other advertising services provided in foreign countries, including Canada, Australia, Belgium, Brazil, China, England, France, Mexico and Spain, the transactions were denominated in U.S. dollars and we receive payment from these foreign customers prior to delivering our services.

         As part of the consideration for DoubleClick's investment in our company, we received 732,860 shares of DoubleClick common stock valued at approximately $85.8 million based on an average value of $117.07 per share for the public announcement date of January 13, 2000 and the five trading days before and after that date. Fluctuations in the market price of DoubleClick's common stock could have a material effect on the value that we ultimately realize from these shares. Although we plan to sell this stock pursuant to a registration statement that DoubleClick has filed for us, we cannot assure you as to when we will sell the stock, what price we will receive for the stock, or how many shares we will be able to sell at any price. In April 2000, all of the DoubleClick shares that we own were registered for sale by DoubleClick in a registration statement that is effective through June 11, 2000.

                   PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c)  Sales of Unregistered Securities.

         During the three months ended March 31, 2000, following the exercise of options to purchase shares of common stock that had been granted under our 1999 Stock Option Plan by nine employees, we issued an aggregate of 500,621 shares of common stock for an aggregate purchase price of $247,000. All sales were made pursuant to the exemption from registration afforded by Rule 701 promulgated under the Securities Act of 1933.

         (d)  Use of Proceeds From Sales of Registered Securities

         On March 30, 2000, we completed an initial public offering ("IPO") of 4,000,000 shares of our Common Stock at $19.00 per share. The offering closed on April 5, 2000. The proceeds to us from the IPO, after deducting underwriting discounts and commissions, were $70,680,000. All shares sold in the IPO were sold by ValueClick. Goldman, Sachs & Co., Salomon Smith Barney Inc. and Wit Soundview Corporation were the managing underwriters of the offering. The shares of Common Stock sold in the IPO were registered under the Securities Act of 1933 on an S-1 Registration Statement (Reg. No. 333-88765) that was declared effective by the SEC on March 30, 2000. The purchase price to the public was $19.00 per share and, after deducting underwriting discounts and commissions, the proceeds to ValueClick was $17.67 per share. We paid an aggregate of $5,320,000 in underwriting discounts and commissions. In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the fees payable to the SEC, NASD and Nasdaq National Market.

Securities and Exchange Commission registration fee.........  $   17,584
NASD filing fee.............................................       6,825
Nasdaq National Market listing fee..........................      95,000
Blue Sky fees and expenses..................................       7,500
Printing and engraving expenses.............................     275,000
Legal fees and expenses.....................................     425,000
Accounting fees and expenses................................     300,000
Transfer Agent and Registrar Fees...........................      30,000
Miscellaneous...............................................      43,091
                                                               ---------
  Total.....................................................   1,200,000

         After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the offering of approximately $69,480,000. As of March 31, 2000, ValueClick has applied the net proceeds of the IPO toward general corporate purposes, including working capital and for the purchase of short-term, interest-bearing, investment grade securities. None of the net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of ValueClick or any of their associates, persons owning 10 percent or more of any class of equity securities of ValueClick, or an affiliate of ValueClick.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 28, 2000, holders of the requisite majority of the then outstanding shares of Common Stock of ValueClick (voting on an as-converted basis, in the case of holders of the Company's convertible preferred stock) approved a resolution by written consent approving a one-for-two reverse split of the Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

               27.1 Financial Data Schedule (EDGAR version only)

         (b) Report on Form 8-K filed during the quarter ended March 31, 2000:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VALUECLICK, INC.
                                        (Registrant)

                      By:                /s/ KURT A. JOHNSON
                             -------------------------------------------------
                                             Kurt A. Johnson
                                       Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Dated: May 15, 2000