Form 10-Q
period 2000-06-30
VALUECLICK INC/CA
filed 2000-08-11
CIK 1080034

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                       4360 PARK TERRACE DRIVE, SUITE 100
                       WESTLAKE VILLAGE, CALIFORNIA 91361
          (Address of principal executive offices, including zip code)

                                 (818) 575-4500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares of the Registrant's common stock outstanding as of August 11, 2000 was 28,008,955.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                VALUECLICK, INC.
                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2000


                                                                           PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets as of December 31, 1999
           and June 30, 2000 (unaudited)..................................   3

     Unaudited Condensed Consolidated Statements of Operations
           and Comprehensive Loss for the
           Three-Month Periods Ended June 30, 1999 and 2000................  4

     Unaudited Condensed Consolidated Statements of Operations
           and Comprehensive Loss for the
           Six-Month Periods Ended June 30, 1999 and 2000..................  5

     Unaudited Condensed Consolidated Statements of Cash Flows for the
           Six-Month Periods Ended June 30, 1999 and 2000..................  6

     Unaudited Notes to Condensed Consolidated Financial Statements.......   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................... 12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk......... 32

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings................................................. 33

Item 2.  Changes in Securities and Use of Proceeds......................... 33

Item 4.  Submission of Matters to a Vote of Security Holders............... 33

Item 6.  Exhibits and Reports on Form 8-K.................................. 33

Signatures................................................................. 34

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                VALUECLICK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,           June 30,
                                                                             1999                2000
                                                                      ---------------      --------------
                                                                                            (Unaudited)
ASSETS
------
CURRENT ASSETS:
         Cash and cash equivalents                                    $     2,129,000      $  116,757,000
         Investment in marketable securities, at market value                       -          21,650,000
         Accounts receivable, net                                           7,022,000           7,391,000
         Prepaid expenses and other current assets                            548,000             664,000
         Income taxes receivable                                                    -             386,000
         Deferred tax assets                                                  330,000          21,649,000
                                                                      ---------------      --------------
                  Total current assets                                     10,029,000         168,497,000
                                                                      ---------------      --------------

         Property and equipment, net                                          912,000           1,327,000
         Intangible assets, net                                             3,859,000           3,256,000
         Other assets                                                         173,000             396,000
                                                                      ---------------      --------------
TOTAL ASSETS                                                           $   14,973,000       $ 173,476,000
                                                                      ---------------      --------------
                                                                      ---------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                        $     4,304,000      $    4,038,000
         Income taxes payable                                                 250,000                   -
         Deferred revenue                                                     389,000             800,000
         Other current liabilities                                            157,000              10,000
                                                                      ---------------      --------------
                  Total current liabilities                                 5,100,000           4,848,000
                                                                      ---------------      --------------

DEFERRED TAX LIABILITIES                                                            -           5,463,000

LONG-TERM LIABILITIES                                                          20,000              15,000

MINORITY INTEREST IN VALUECLICK JAPAN                                         453,000          12,160,000

STOCKHOLDERS' EQUITY:
         Preferred stock                                                        3,000                   -
         Common stock                                                          10,000              28,000
         Additional paid-in capital                                        17,584,000         185,248,000
         Deferred stock compensation                                       (5,678,000)         (6,007,000)
         Accumulated deficit                                               (2,489,000)         (1,388,000)
         Accumulated other comprehensive loss                                 (30,000)        (26,891,000)
                                                                      ---------------      --------------
                  Total stockholders' equity                                9,400,000         150,990,000
                                                                      ---------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    14,973,000      $  173,476,000
                                                                      ---------------      --------------
                                                                      ---------------      --------------

See accompanying Notes to Condensed Consolidated Financial Statements

                                VALUECLICK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                               Three-Month Period Ended June 30,
                                                              ------------------------------------
                                                                     1999                 2000
                                                              ----------------     ---------------
Revenues                                                      $      2,899,000     $    11,305,000
Cost of revenues                                                     1,348,000           5,654,000
                                                              ----------------     ---------------
   Gross profit                                                      1,551,000           5,651,000
                                                              ----------------     ---------------

Operating expenses:
   Sales and marketing                                                 391,000           2,576,000
   General and administrative                                          612,000           2,042,000
   Product development                                                 213,000             918,000
   Stock-based compensation                                            441,000           1,397,000
   Amortization of intangible assets                                    13,000             225,000
                                                              ----------------     ---------------
      Total operating expenses                                       1,670,000           7,158,000
                                                              ----------------     ---------------
Loss from operations                                                  (119,000)         (1,507,000)

Equity in loss of ValueClick Japan                                     (10,000)                  -
Interest income, net                                                    14,000           1,174,000
Loss on sale of marketable securities                                        -          (9,006,000)
Gain from ValueClick Japan stock issuance                                    -          13,656,000
                                                              ----------------     ---------------

Income (loss) before income taxes and minority interest               (115,000)          4,317,000

Provision for income taxes                                             154,000           2,394,000
                                                              ----------------     ---------------

Income (loss) before minority interest                                (269,000)          1,923,000


Minority share of income of ValueClick Japan                                 -             (22,000)
                                                              ----------------     ---------------
Net income (loss)                                             $       (269,000)    $     1,901,000
                                                              ----------------     ---------------
                                                              ----------------     ---------------

Net income (loss) per share:
Basic                                                                    (0.03)               0.07
Diluted                                                                  (0.03)               0.06
                                                              ----------------     ---------------
                                                              ----------------     ---------------

Shares used to calculate net income (loss) per share:
Basic                                                                9,919,000          27,982,000
Diluted                                                              9,919,000          29,605,000
                                                              ----------------     ---------------
                                                              ----------------     ---------------


---------------------------------------------------------------------------------------------------
Net income (loss)                                             $       (269,000)    $     1,901,000

Other comprehensive income (loss):
    Foreign currency translation adjustment                                  -             316,000
    Unrealized loss on marketable securities                                 -         (16,845,000)
                                                              ----------------     ---------------
Comprehensive income loss                                     $       (269,000)    $   (14,628,000)
                                                              ----------------     ---------------
                                                              ----------------     ---------------

See accompanying Notes to Condensed Consolidated Financial Statements

                                VALUECLICK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                               Six-Month Period Ended June 30,
                                                               ------------------------------
                                                                  1999               2000
                                                               ------------      ------------
Revenues                                                       $  4,867,000      $ 22,305,000
Cost of revenues                                                  2,435,000        11,167,000
                                                               ------------      ------------
   Gross profit                                                   2,432,000        11,138,000
                                                               ------------      ------------

Operating expenses:
   Sales and marketing                                              648,000         4,479,000
   General and administrative                                       954,000         3,586,000
   Product development                                              321,000         1,712,000
   Stock-based compensation                                         474,000         2,694,000
   Amortization of intangibles and acquired software                 26,000           448,000
                                                               ------------      ------------
      Total operating expenses                                    2,423,000        12,919,000
                                                               ------------      ------------
Income (loss) from operations                                         9,000        (1,781,000)

Equity in loss of ValueClick Japan                                  (52,000)                -
Interest income, net                                                 19,000         1,217,000
Loss on sale of marketable securities                                     -        (9,006,000)
Gain from ValueClick Japan stock issuance                                 -        13,656,000
                                                               ------------      ------------

Income (loss) before income taxes and minority interest             (24,000)        4,086,000

Provision for income taxes                                          216,000         2,832,000
                                                               ------------      ------------

Income (loss) before minority interest                             (240,000)        1,254,000

Minority share of income of ValueClick Japan                              -          (154,000)
                                                               ------------      ------------
Net income (loss)                                              $   (240,000)      $ 1,100,000
                                                               ------------      ------------
                                                               ------------      ------------

Net income (loss) per share:
Basic                                                                 (0.02)             0.05
Diluted                                                               (0.02)             0.05
                                                               ------------      ------------
                                                               ------------      ------------

Shares used to calculate net income (loss) per share:
Basic                                                             9,919,000        20,798,000
Diluted                                                           9,919,000        22,487,000
                                                               ------------      ------------
                                                               ------------      ------------

---------------------------------------------------------------------------------------------
Net income (loss)                                              $   (240,000)     $  1,100,000

Other comprehensive loss:
    Foreign currency translation adjustment                               -           293,000
    Unrealized loss on DoubleClick stock                                  -       (27,154,000)
                                                               ------------      ------------
Comprehensive loss                                             $   (240,000)     $(25,761,000)
                                                               ------------      ------------
                                                               ------------      ------------

           See accompanying Notes to Condensed Consolidated Financial Statements

                                VALUECLICK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six-Month Period Ended June 30,
                                                               ------------------------------
                                                                  1999               2000
                                                               ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                         $   (240,000)     $  1,100,000
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
     Depreciation and amortization                                   68,000           662,000
     Provision for doubtful accounts, net of write-offs             251,000          (157,000)
     Stock-based compensation                                       475,000         2,694,000
     Gain on ValueClick Japan stock issuance                              -       (13,656,000)
     Loss on sale of marketable securities                                -         9,006,000
     Minority share of income of ValueClick Japan                         -           154,000
     Deferred taxes                                                (101,000)        1,860,000
     Changes in operating assets and liabilities:
         Accounts receivable                                     (1,860,000)         (212,000)
         Receivable from ValueClick Japan                             6,000                 -
         Prepaid expenses and other assets                          (92,000)         (404,000)
         Income taxes receivable                                          -          (386,000)
         Accounts payable and accrued liabilities                    55,000          (266,000)
         Income taxes payable                                       317,000          (250,000)
         Deferred revenue                                           362,000           411,000
                                                               ------------      ------------
              Net cash used in operating activities                (759,000)          556,000
                                                               ------------      ------------
Cash flows from investing activities:
     Proceeds from the sale of marketable securities                      -        10,309,000
     Purchases of property and equipment                           (179,000)         (631,000)
     Investment in ValueClick Japan                                (211,000)                -
                                                               ------------      ------------
              Net cash used in investing activities                (390,000)        9,678,000
                                                               ------------      ------------
Cash flows from financing activities:
     Net proceeds from the sale of common stock                           -        68,559,000
     Net proceeds from the ValueClick Japan stock issuance                -        25,432,000
     Proceeds from the DoubleClick transaction                            -        10,000,000
     Net proceeds from issuance of Series C preferred stock       3,498,000                 -
     Repayments on short-term debt                                 (200,000)         (147,000)
     Repayments on note payable                                           -            (5,000)
     Proceeds from the exercises of common stock options                  -           261,000
                                                               ------------      ------------
              Net cash provided by financing activities           3,298,000       104,100,000
                                                               ------------      ------------

              Effect of currency translations                             -           294,000
                                                               ------------      ------------
              Net increase in cash and cash equivalents           2,149,000       114,628,000

Cash and cash equivalents, beginning of period                      262,000         2,129,000
                                                               ------------      ------------
Cash and cash equivalents, end of period                       $  2,411,000      $116,757,000
                                                               ------------      ------------
                                                               ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                    $      1,000      $      6,000
                                                               ------------      ------------
                                                               ------------      ------------
     Cash paid for income taxes                                $          -      $  1,661,000
                                                               ------------      ------------
                                                               ------------      ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Issuance of common stock for DoubleClick common stock     $          -      $ 85,796,000
                                                               ------------      ------------
                                                               ------------      ------------

           See accompanying Notes to Condensed Consolidated Financial Statements

                                VALUECLICK, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION.

         The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As contemplated by the Securities and Exchange Commission (the "SEC") under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that may be included in the Company's annual consolidated financial statements and footnotes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 31, 1999 and related notes included in the Company's prospectus related to its initial public offering filed with the SEC on March 31, 2000.

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

         The Company has accounted for the investment in DoubleClick common stock as an available for sale investment in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities," whereby the investment is carried at market value with unrealized holding gains and losses from increases and decreases in market value being recorded as a separate component of stockholders' equity until realized.

         During May 2000, the Company sold 165,000 shares of its DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million.

3.       ACCOUNTS RECEIVABLE.

         Accounts receivable are stated net of an allowance for doubtful accounts of $644,000 and $487,000 at December 31, 1999 and June 30, 2000,
respectively.

4.       PROPERTY AND EQUIPMENT.

         Property and equipment consisted of the following:

                                                        December 31,           June 30,
                                                            1999                 2000
                                                        ------------         ------------
Computer equipment and purchased software                $  928,000           $1,351,000
Furniture and equipment                                     110,000              303,000
Leasehold improvements                                       28,000               43,000
                                                        ------------         ------------
                                                          1,066,000            1,697,000
Less:  accumulated depreciation and amortization           (154,000)            (370,000)
                                                        ------------         ------------
                                                         $  912,000           $1,327,000
                                                        ------------         ------------
                                                        ------------         ------------

5.       INTANGIBLES.

         Intangible assets are comprised primarily of goodwill which represents the excess of the cost of the acquired business over the net assets acquired and is being amortized on a straight-line basis over 5 years. Intangible assets are stated net of accumulated amortization of $351,000 and $772,000 at December 31, 1999 and June 30, 2000, respectively.

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

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

         Accounts payable and accrued expenses consisted of the following:

                                                 December 31,               June 30,
                                                    1999                      2000
                                                 ------------             ------------
Accounts payable                                  $1,952,000               $  816,000
Accrued payments to third-party web sites            684,000                  951,000
Other accruals                                     1,668,000                2,271,000
                                                 ------------             ------------
                                                  $4,304,000               $4,038,000
                                                 ------------             ------------
                                                 ------------             ------------

7.       COMMITMENTS AND CONTINGENCIES.

       The Company is not currently a party to any material legal proceedings.

8.       STOCKHOLDERS' EQUITY.

INITIAL PUBLIC OFFERING

         On March 30, 2000 the Company completed its initial public offering in which the Company sold 4,000,000 shares of its Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. The proceeds to the Company from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $68.6 million. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share) of which 28,007,830 shares of Common Stock were outstanding at June 30, 2000.

STOCK OPTION ISSUANCES

         From January 1, 2000 through June 30, 2000, the Company granted stock options to purchase 487,000 shares of common stock at an exercise price of $11.00 per share. In connection with these grants, the Company recorded an additional deferred compensation amount of $3,897,000 during the first quarter of 2000.

STOCK SPLIT

         On March 29, 2000, the Board of Directors approved a one-for-two reverse stock split of the outstanding shares of common stock. All shares and per share information included in these condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

9.       VALUECLICK JAPAN

         On May 31, 2000 ValueClick Japan, the Company's majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. A related gain of $13.7 million was recorded in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2000 representing the change in net equity for the Company's share of the proceeds received by ValueClick Japan for its stock issuance.

10.      EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents unless anti-dilutive. During the three-month and six-month periods ended June 30, 2000, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock and unvested restricted stock.

The reconciliations of basic to diluted weighted average shares are as follows:


                                                                       THREE-MONTH PERIOD ENDED
                                                                               JUNE 30,
                                                                   -------------------------------
                                                                      1999                2000
                                                                   ----------           ----------
Weighted average shares used in basic computation                   9,919,000           27,982,000
Dilutive stock options and unvested restricted stock                     ----            1,623,000
                                                                   ----------           ----------
Weighted average shares used for diluted computation
                                                                    9,919,000           29,605,000
                                                                   ==========           ==========


Options to purchase 1.1 million weighted shares of common stock at prices ranging from $0.25 to $1.00 were outstanding during the three-month period ended June 30, 1999, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss. Options to purchase 489,000 weighted shares of common stock at prices at $11.00 were outstanding during the three-month period ended June 30, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, were anti-dilutive.



                                                                        SIX-MONTH PERIOD ENDED
                                                                               JUNE 30,
                                                                   -------------------------------
                                                                      1999                2000
                                                                   ----------           ----------
Weighted average shares used in basic computation                   8,673,000           20,798,000
Dilutive stock options and unvested restricted stock                     ----            1,689,000
                                                                   ----------           ----------
Weighted average shares used for diluted computation
                                                                    8,673,000           22,487,000


Options to purchase 567,000 weighted shares of common stock at prices ranging from $0.25 to $1.00 were outstanding during the six-month period ended June 30, 1999, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss. Options to purchase 660,000 weighted shares of common stock at prices at $11.00 were outstanding during the six-month period ended June 30, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, were anti-dilutive.

11.      SEGMENTS, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS.

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

         The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan and with operations in Europe through its wholly owned subsidiary, ValueClick Europe. The Company's geographic information is as follows:


                           Six-Month Period Ended June 30, 2000
                           ------------------------------------            Long-Lived
                                                 Income (loss)             Assets at
                             Revenues           from Operations          June 30, 2000
                           ---------------      ---------------         ---------------
United States                 $17,383,000         $(2,071,000)             $4,211,000
Japan                           4,562,000             475,000                 304,000
Europe                            360,000            (179,000)                 68,000
Other                                   -              (6,000)                      -
                           ---------------      ---------------         ---------------
         Total                $22,305,000         $(1,781,000)             $4,583,000
                           ---------------      ---------------         ---------------
                           ---------------      ---------------         ---------------


         There were no signfiicant foreign operations prior to the acquisition of majority control of ValueClick Japan in August of 1999.

         For the three-month period ended June 30, 2000, no customer comprised greater than 10% of revenues.

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

OVERVIEW

         ValueClick, Inc. ("ValueClick" or the "Company") focuses on a performance-based Internet advertising solution, known as cost-per-click or CPC, in which an advertiser only pays us, and we in turn only pay a Web publisher, when an Internet user clicks on an advertiser's banner advertisement. We provide our advertising customers, primarily e-commerce and direct marketing companies, an Internet advertising alternative to the cost-per-thousand-impressions, or CPM, model, in which advertisers pay whenever their banner ads are displayed. Our solution provides publishers of over 14,300 small- to medium-sized Web sites the opportunity to generate advertising revenues. We also provide publishers of large Web sites the ability to capture incremental revenues from their unsold advertising inventory.

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

         We generate revenues by delivering banner advertisements to Web sites in the ValueClick network. Pricing of our advertising is on a cost-per-click basis and varies depending on whether advertising is delivered across our entire network or across targeted categories within our network. During the second quarter of 2000, over 95% of our revenues are derived from banner advertising delivered across our entire network. We sell our services through our sales and marketing staff located in Westlake Village and San Francisco, California; New York, New York; Tokyo and Osaka, Japan; London, England;
Munich, Germany; Paris, France; Toronto, Canada and Sao Paolo, Brazil. The advertisements we deliver are sold under short-term agreements that are subject to cancellation. Revenues are recognized in the month that clicks on delivered banner advertisements occur, provided that no significant obligations on our part remain and collection of the related receivable is probable. To date, our agreements have not required a guaranteed minimum number of clicks. We pay each Web site in the ValueClick network a price-per-click, which is based upon the volume of clicks delivered by the Web site in a given month. These payments made to Web publishers are included in the cost of revenues. Our agreements with Web publishers are also subject to cancellation.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

         REVENUES

         Our revenues are derived primarily from the sale of clicks on banner advertisements delivered through the ValueClick network. We charge each advertiser an amount based on the number of times users click on the advertiser's banner ad. Net revenues for the three-month period ended June 30, 2000 were $11.3 million compared to $2.9 million for the same period in 1999, an increase of $8.4 million or 290%. Revenue growth for the 2000 period was attributable primarily to growth in the worldwide ValueClick network and our ability to serve a larger advertiser customer base. The ValueClick worldwide network delivered 26.1 million click-throughs during the second quarter of 2000, compared to 8.6 million click-throughs during the corresponding period in 1999. The Company also delivered more than 7.3 billion ad impressions during the second quarter of 2000. An increase in the average sales price per click also contributed to the sales growth in the 2000 period.

         COST OF REVENUES

         Cost of revenues consists primarily of amounts we pay to Web sites on the ValueClick network. We pay these Web sites on a cost-per-click basis. Cost of revenues also includes depreciation costs of the advertising delivery system and Internet access costs. Cost of revenues was $5.7 million for the three-month period ended June 30, 2000 compared to $1.4 million for the same period in 1999, an increase of $4.3 million or 307%. The increase in cost of revenues was directly attributable to the increased delivery of banner advertisements and clicks on banner advertisements. Gross profit margin decreased to 50.0% in the second quarter of 2000 from 53.5% in 1999, which was due primarily to an increase in the average cost per click as a result of increased competitive conditions.

         SALES AND MARKETING

         Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended June 30, 2000 were $2.6 million compared to $391,000 for the same period in 1999, an increase of $2.2 million or 565%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel and to increased advertising, public relations and other sales and marketing activities.

         We expect sales and marketing expenses to continue to increase in future periods as we hire additional personnel in sales and marketing, open additional sales offices in major domestic markets, expand into international markets and continue to promote our advertising solutions.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses for the three-month period ended June 30, 2000 were $2.0 million compared to $612,000 for the same period in 1999, an increase of $1.4 million or 227%. The increase in general and administrative expenses was due primarily to the addition of executive and administrative employees over this period.

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

         PRODUCT DEVELOPMENT

         Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended June 30, 2000 were $918,000 compared to $213,000 for the same period in 1999, an increase of $705,000 or 331%. The increase was due primarily to the hiring of additional engineers and support personnel. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

         STOCK-BASED COMPENSATION

         During the first quarter of 2000, we granted stock options to purchase 487,000 shares of common stock at an exercise price of $11.00 per share. In connection with these grants, we recorded additional deferred compensation expense of $3.9 million. This amount, as well as the $5.7 million recorded as of December 31, 1999, reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of these options on the date of grant. Stock-based compensation for the three-month period ended June 30, 2000 amounted to $1.4 million, which relates to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares.

         AMORTIZATION OF INTANGIBLES AND ACQUIRED SOFTWARE

         Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in

May 1998 and amortization of goodwill created as a result of the acquisition of a majority interest in ValueClick Japan in August 1999.

         INTEREST INCOME, NET

         Interest income, net principally consists of interest earned on our cash and cash equivalents and is net of interest paid on debt obligations. Interest income was $1.2 million for the three-month period ended June 30, 2000 compared to $14,000 for the same period in 1999. The increase is attributable to the increased balances of cash and cash equivalents primarily resulting from the proceeds we received from our initial public stock offering, as well as the initial public stock offerings of our majority owned subsidiary, ValueClick Japan.

         LOSS ON SALE OF MARKETABLE SECURITIES

         On February 28, 2000, we consummated an investment by DoubleClick under a common stock and warrant purchase agreement (the "Agreement") entered into on January 11, 2000 whereby DoubleClick acquired 7,878,562 shares of our common stock for an estimated purchase price of $12.16 per share to be paid in cash of $10.0 million and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share.

         We have accounted for the investment in DoubleClick common stock as an available for sale investment in accordance with current accepted accounting principles, whereby the investment is carried at market value with unrealized holding gains and losses from increases and decreases in market value being recorded as a separate component of stockholders' equity until realized.

         During May 2000, we sold 165,000 shares of our DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million.

         GAIN FROM VALUECLICK JAPAN STOCK ISSUANCE

         On May 31, 2000 ValueClick Japan, our majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. The gain of $13.7 million recorded in our condensed consolidated statements of operations for the three-month period ended June 30, 2000 represents the change in net equity for our share of the proceeds received by ValueClick Japan for their stock issuance.

         PROVISION FOR INCOME TAXES

         For the three-month period ended June 30, 2000, our provision for Federal, state and foreign income taxes amounted to $2,394,000, compared to $154,000 for the same period in 1999. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective tax rate of 55% for the three-month period ended June 30, 2000 reflects certain permanent differences, including the stock-based compensation charges and goodwill amortization.

         MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

         Minority share of income of ValueClick Japan was $22,000 for the three-month period ended June 30, 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in minority interest in the net income of ValueClick Japan.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

         REVENUES

         Net revenues for the six-month period ended June 30, 2000 were $22.3 million compared to $4.9 million for the same period in 1999, an increase of $17.4 million or 355%. Revenue growth for the 2000 period was attributable primarily to growth in the worldwide ValueClick network and our ability to serve a larger advertiser customer base. The ValueClick worldwide network delivered
48.0 million click-throughs during the six-month period ended June 30, 2000, compared to 15.4 million click-throughs during the corresponding period in 1999. The Company also delivered more than 13.0 billion ad impressions during the second quarter of 2000. An increase in the average sales price per click also contributed to the sales growth in the 2000 period.

         COST OF REVENUES

         Cost of revenues was $11.2 million for the six-month period ended June 30, 2000 compared to $2.4 million for the same period in 1999, an increase of $8.8 million or 367%. The increase in cost of revenues was directly attributable to the increased delivery of banner advertisements and clicks on banner advertisements. Gross profit margin remained consistent at 50.0% for both six-month periods ended June 30, 2000 and 1999.

         SALES AND MARKETING

         Sales and marketing expenses for the six-month period ended June 30, 2000 were $4.5 million compared to $648,000 for the same period in 1999, an increase of $3.9 million or 594%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel and to increased advertising, public relations and other sales and marketing activities.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the six-month period ended June 30, 2000 were $3.6 million compared to $954,000 for the same period in 1999, an increase of $2.6 million or 277%. The increase in general and administrative expenses was due primarily to the addition of executive and administrative employees over this period.

         We also have incurred related expenses associated with hiring additional personnel, expanding our corporate offices to accommodate our increased personnel and other professional service expenses that were not incurred in the 1999 period.

         PRODUCT DEVELOPMENT

         Product development expenses for the six-month period ended June 30, 2000 were $1.7 million compared to $321,000 for the same period in 1999, an increase of $1.4 million or 430%. The increase was due primarily to the hiring of additional engineers and support personnel.

         STOCK-BASED COMPENSATION

         During the first quarter of 2000, we granted stock options to purchase 487,000 shares of common stock at an exercise price of $11.00 per share. In connection with these grants, we recorded additional deferred compensation expense of $3.9 million. This amount, as well as the $5.7 million recorded as of December 31, 1999, reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of these options on the date of grant. Stock-based compensation for the six-month period ended June 30, 2000 amounted to $2.7 million, which reflects the amortization deferred compensation recorded in the current and prior periods for stock options and restricted shares.

         AMORTIZATION OF INTANGIBLES AND ACQUIRED SOFTWARE

         Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in May 1998 and amortization of goodwill created as a result of the acquisition of a majority interest in ValueClick Japan in August 1999.

         INTEREST INCOME, NET

         Interest income was $1.2 million for the six-month period ended June 30, 2000 compared to $19,000 for the same period in 1999. The increase is attributable to the increased balances of cash and cash equivalents primarily resulting from the proceeds we received from our initial public stock offering, the DoubleClick investment transaction, the sale of a portion of our DoubleClick stock holdings and the initial public stock offerings of our majority owned subsidiary, ValueClick Japan.

         LOSS ON SALE OF MARKETABLE SECURITIES

         On February 28, 2000, we consummated an investment by DoubleClick under a common stock and warrant purchase agreement (the "Agreement") entered into on January 11, 2000 whereby DoubleClick acquired 7,878,562 shares of our common stock for an estimated purchase price of $12.16 per share to be paid in cash of $10.0 million and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share.

         We have accounted for the investment in DoubleClick common stock as an available for sale investment in accordance with current accepted accounting principles, whereby the investment is carried at market value with unrealized holding gains and losses from increases and decreases in market value being recorded as a separate component of stockholders' equity until realized.

         During May 2000, we sold 165,000 shares of our DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million.

         GAIN FROM VALUECLICK JAPAN STOCK ISSUANCE

         On May 31, 2000 ValueClick Japan, our majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. The gain of $13.7 million recorded in our condensed consolidated statements of operations for the six-month period ended June 30, 2000 represents the change in net equity for our share of the proceeds received by ValueClick Japan for their stock issuance.

         PROVISION FOR INCOME TAXES

         For the six-month period ended June 30, 2000, our provision for Federal, state and foreign income taxes amounted to $2,832,000, compared to $216,000 for the same period in 1999. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective tax rate of 69% for the six-month period ended June 30, 2000 reflects certain permanent differences, including the stock-based compensation charge and goodwill amortization.

         MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

         Minority share of income of ValueClick Japan was $154,000 for the six-month period ended June 30, 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in minority interest in the net income of ValueClick Japan.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through working capital generated from operations and equity financings. Net cash provided by operating activities was $556,000 for the six-month period ended June 30, 2000.

         The net cash provided by investing activities for the six-month period ended June 30, 2000 of $9.7 million was the result of the $10.3 million in proceeds received from the sale of 165,000 shares of our DoubleClick holdings, offset by $631,000 of cash used to purchase property and equipment.

         Net cash provided by financing activities was $104.1 million for the six-month period ended June 30, 2000 which resulted principally from the following transactions:

         DOUBLECLICK TRANSACTION

         We received $10,000,000 in cash and 732,860 shares of DoubleClick common stock on February 28, 2000, upon the closing of the investment by DoubleClick in ValueClick. In connection with this transaction, we obtained the right to require DoubleClick to register these shares with the SEC and list them with the Nasdaq National Market in order that we may sell some or all of these shares. In addition, we have the right to include these shares in any registration of DoubleClick stock with the SEC, either on behalf of DoubleClick or for other DoubleClick stockholders, subject to certain exceptions. In April 2000, all of the DoubleClick shares that we own were registered for sale by DoubleClick in a registration statement that went effective June 11, 2000.

         INITIAL PUBLIC STOCK OFFERING

         On March 30, 2000 we completed our initial public offering in which we sold 4,000,000 shares of our Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. Our proceeds from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $68.6 million. Upon the closing of the offering, all of our then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, our authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share) of which 28,007,830 shares of Common Stock were outstanding at June 30, 2000.

         VALUECLICK JAPAN'S STOCK ISSUANCE

         On May 31, 2000 ValueClick Japan, our majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. A related gain of $13.7 million was recorded in our condensed consolidated statements of operations for the three and six-month periods ended June 30, 2000 representing our share of the proceeds from ValueClick Japan's stock issuance.

         CREDIT FACILITY

         On October 21, 1999, we executed a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving credit line to be used for general working capital. Interest on the outstanding balances accrues at an annual rate of one percentage point above the bank's prime rate. As of June 30, 2000, the bank's prime rate was 9.0%. We are also required to pay the bank on a quarterly basis an unused line fee on the unused portion of the line of credit at an annual rate of half a percent. The credit facility contains provisions requiring us to maintain certain financial ratios and restricts our ability to execute certain transactions including transfers of our business property, mergers, borrowings, dividends and transactions with affiliates.

         The credit facility expires and all outstanding balances are due on the first anniversary of the agreement. In exchange for the credit facility, we granted the bank a first priority security interest in our goods and equipment, accounts receivables and intellectual property. At June 30, 2000, we had no outstanding borrowings against this credit line.

         We believe that our existing cash and cash equivalents, our available bank credit and the proceeds from our initial public offering are sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Accounting Standards Executive Committee issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS No. 137 and 138, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. We are required to follow the guidance in SFAS 133 for our fiscal year beginning January 1, 2001. We do not currently hold derivative instruments or engage in hedging activities. Accordingly, management believes the adoption of this statement will not have a significant impact on our financial position, results of operations or cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. We are required to follow the guidance in the SAB no later than the fourth quarter ended December 31, 2000. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, we are unable to assess the impact, if any, it may have, however based on current guidance the we believe the adoption of the SAB will not have a material impact on our financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 did not have an affect on our financial reporting.

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

WE MAY FACE INTELLECTUAL PROPERTY DISPUTES THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER ADVERTISEMENTS OVER THE INTERNET.

         We may be subject to disputes and legal actions alleging intellectual property infringement, unfair competition or similar claims against us. One of our principal competitors, DoubleClick, was awarded a patent on certain aspects of ad-delivery technology, including the ability to target the delivery of ads over a network such as the Internet and the ability to compile statistics on individual Web users and the use of those statistics to target ads. DoubleClick has brought a lawsuit against at least two other companies in our industry on the basis of this patent. We have, however, agreed with DoubleClick to enter into an agreement which would enable us to use its DART technology, and DoubleClick has agreed to not sue or threaten to sue us or any of our customers, affiliates or licensees, in connection with its patent, so long as DoubleClick or any of its subsidiaries hold at least five percent of our capital stock, including options to purchase common stock, on a fully diluted basis. We cannot assure you, however, that we will be able to enter into a DART services agreement on mutually acceptable terms. In addition, other companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. In May 2000, 24/7 Media filed a patent infringement suit against DoubleClick, which alleges that DoubleClick infringes, and is inducing and contributing to the infringement of, a patent owned by 24/7 Media. Our failure to prevail in any litigation with any party asserting intellectual property infringement could result in substantial monetary damages, including: damages for past infringement, which could be tripled if a court determines that the infringement was willful; an injunction requiring us to stop offering our services in their current form; the need to redesign our systems; or the need to pay significant license fees in order to use technology belonging to third parties.

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

         Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as cost-per-click, or CPC; cost-per-lead, or CPL and cost-per-action, or CPA. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com, eAds, Datacomm, and ClickAgents. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including DoubleClick, Engage and 24/7 Media. Unlike us, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we do. DoubleClick recently agreed to acquire a substantial percentage of our company.

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

         DoubleClick may be able to prevent or impede a change of control transaction that our other stockholders favor. DoubleClick is our largest stockholder and as long as it owns 10% of our common stock on a fully diluted basis, it will have the right to receive prior notice of, and will have the opportunity to respond to, a proposed sale of our company or an unsolicited offer to buy our company. These rights may discourage third-party offers for our company.s

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

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

         Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates its transactions in the Japanese Yen. Our exposure is limited to the extent of the amount of ValueClick Japan's net assets which totaled $27.0 million at June 30, 2000. We also will have foreign currency exchange risks for ValueClick Europe, which denominates its transactions in U.K. pounds. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings or equity as a result of foreign currency exchange rate fluctuations. For all of our other advertising services provided in foreign countries, including Canada, Australia, Belgium, Brazil, China, England, France, Mexico and Spain, the transactions were denominated in U.S. dollars and we receive payment from these foreign customers prior to delivering our services.

         As part of the consideration for DoubleClick's investment in our company, we received 732,860 shares of DoubleClick common stock valued at approximately $85.8 million based on an average value of $117.07 per share for the public announcement date of January 13, 2000 and the five trading days before and after that date. In April 2000, all of the DoubleClick shares that we own were registered for sale by DoubleClick in a registration statement that went effective June 11, 2000. During May 2000, the Company sold 165,000 shares of its DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million. Fluctuations in the market price of DoubleClick's common stock could have a material effect on the value that we ultimately realize from the remaining shares. Although we plan to sell this stock pursuant to the registration statement, we cannot assure you as to when we will sell the stock, what price we will receive for the stock, or how many shares we will be able to sell at any price.

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

         (b) Report on Form 8-K filed during the quarter ended June 30, 2000:

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

Dated: August 11, 2000