Form 10-Q
period 2000-09-30
VALUECLICK INC/CA
filed 2000-11-13
CIK 1080034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares of the Registrant's common stock outstanding as of November 13, 2000 was 28,046,205.

================================================================================

                                VALUECLICK, INC.
                           INDEX TO FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                                                           PAGE
                                                                           ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets as of December 31, 1999
           and September 30, 2000 (unaudited).............................   3

     Unaudited Condensed Consolidated Statements of Operations
           and Comprehensive Loss for the
           Three-Month Periods Ended September 30, 1999 and 2000..........   4

     Unaudited Condensed Consolidated Statements of Operations
           and Comprehensive Loss for the
           Nine-month Periods Ended September 30, 1999 and 2000...........   5

     Unaudited Condensed Consolidated Statements of Cash Flows for the
           Nine-month Periods Ended September 30, 1999 and 2000...........   6

     Unaudited Notes to Condensed Consolidated Financial Statements.......   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................  12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........  32

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings................................................  33

Item 4.  Submission of Matters to a Vote of Security Holders..............  33

Item 5.  Other Information................................................  33

Item 6.  Exhibits and Reports on Form 8-K.................................  33

Signatures................................................................  34

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                VALUECLICK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                             1999                2000
                                                                      ---------------      --------------
                                                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                    $     2,129,000      $  117,761,000
         Investment in marketable securities, at market value                       -          18,172,000
         Accounts receivable, net                                           7,022,000           6,553,000
         Prepaid expenses and other current assets                            548,000             937,000
         Income taxes receivable                                                    -             358,000
         Deferred tax assets                                                  330,000          22,610,000
                                                                      ---------------      --------------
                  Total current assets                                     10,029,000         166,391,000
                                                                      ---------------      --------------

         Property and equipment, net                                          912,000           2,028,000
         Intangible assets, net                                             3,859,000           3,602,000
         Other assets                                                         173,000             463,000
                                                                      ---------------      --------------
TOTAL ASSETS                                                           $   14,973,000       $ 172,484,000
                                                                      ===============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                        $     4,304,000      $    5,061,000
         Income taxes payable                                                 250,000                   -
         Deferred revenue                                                     389,000             665,000
         Other current liabilities                                            157,000              10,000
                                                                      ---------------      --------------
                  Total current liabilities                                 5,100,000           5,736,000
                                                                      ---------------      --------------

DEFERRED TAX LIABILITIES                                                            -           5,463,000

LONG-TERM LIABILITIES                                                          20,000              12,000

MINORITY INTEREST IN VALUECLICK JAPAN                                         453,000          12,355,000

STOCKHOLDERS' EQUITY:
         Preferred stock                                                        3,000                   -
         Common stock                                                          10,000              28,000
         Additional paid-in capital                                        17,584,000         184,804,000
         Deferred stock compensation                                       (5,678,000)         (4,528,000)
         Accumulated deficit                                               (2,489,000)         (2,028,000)
         Accumulated other comprehensive loss                                 (30,000)        (29,358,000)
                                                                      ---------------      --------------
                  Total stockholders' equity                                9,400,000         148,918,000
                                                                      ---------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    14,973,000      $  172,484,000
                                                                      ===============      ==============


      See accompanying Notes to Condensed Consolidated Financial Statements

                                VALUECLICK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                              THREE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                     1999                 2000
                                                              ----------------     ---------------
Revenues                                                      $      5,726,000     $     9,507,000
Cost of revenues                                                     2,830,000           4,239,000
                                                              ----------------     ---------------
   Gross profit                                                      2,896,000           5,268,000
                                                              ----------------     ---------------

Operating expenses:
   Sales and marketing                                                 819,000           2,649,000
   General and administrative                                        1,125,000           2,580,000
   Product development                                                 266,000           1,245,000
   Stock-based compensation                                          1,003,000             979,000
   Amortization of intangible assets                                   160,000             226,000
                                                              ----------------     ---------------
      Total operating expenses                                       3,373,000           7,679,000
                                                              ----------------     ---------------
Loss from operations                                                  (477,000)         (2,411,000)

Equity in loss of ValueClick Japan                                     (12,000)                  -
Interest income, net                                                    19,000           1,358,000
Gain on the sale of ValueClick Japan stock                                   -           1,076,000
                                                              ----------------     ---------------

Income (loss) before income taxes and minority interest               (470,000)             23,000

Provision for income taxes                                             300,000             537,000
                                                              ----------------     ---------------

Loss before minority interest                                         (770,000)           (514,000)


Minority share of (income) loss of ValueClick Japan                     28,000            (126,000)
                                                              ----------------     ---------------
Net loss                                                      $       (742,000)    $      (640,000)
                                                              ================     ===============

Basic and diluted net loss per share                                     (0.07)              (0.02)
                                                              ================     ===============

Shares used to calculate basic and diluted
   net loss per share                                               10,114,000          28,027,000
                                                              ================     ===============


---------------------------------------------------------------------------------------------------
Net loss                                                      $       (742,000)    $      (640,000)

Other comprehensive loss:
    Foreign currency translation adjustment                             50,000            (381,000)
    Unrealized loss on marketable securities                                 -          (2,086,000)
                                                              ----------------     ---------------
Comprehensive loss                                            $       (692,000)    $    (3,107,000)
                                                              ================     ===============

      See accompanying Notes to Condensed Consolidated Financial Statements

                                VALUECLICK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                              NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                     1999                 2000
                                                              ----------------     ---------------
Revenues                                                      $     10,593,000     $    31,812,000
Cost of revenues                                                     5,265,000          15,406,000
                                                              ----------------     ---------------
   Gross profit                                                      5,328,000          16,406,000
                                                              ----------------     ---------------

Operating expenses:
   Sales and marketing                                               1,467,000           7.128,000
   General and administrative                                        2,079,000           6,178,000
   Product development                                                 587,000           2,957,000
   Stock-based compensation                                          1,477,000           3,673,000
   Amortization of intangibles assets                                  186,000             674,000
                                                              ----------------     ---------------
      Total operating expenses                                       5,796,000          20,610,000
                                                              ----------------     ---------------
Loss from operations                                                  (468,000)         (4,204,000)

Equity in loss of ValueClick Japan                                     (64,000)                  -
Interest income, net                                                    38,000           2,591,000
Loss on sale of marketable securities                                        -          (9,006,000)
Gain from ValueClick Japan stock issuance                                    -          13,656,000
Gain on the sale of ValueClick Japan stock                                   -           1,076,000
                                                              ----------------     ---------------

Income (loss) before income taxes and minority interest               (494,000)          4,113,000

Provision for income taxes                                             516,000           3,369,000
                                                              ----------------     ---------------

Income (loss) before minority interest                              (1,010,000)            744,000


Minority share of (income) loss of ValueClick Japan                     28,000            (283,000)
                                                              ----------------     ---------------
Net income (loss)                                             $       (982,000)    $       461,000
                                                              ================     ===============


Net income (loss) per share:
Basic                                                                    (0.10)               0.02
Diluted                                                                  (0.10)               0.02
                                                              ================     ===============


Shares used to calculate net income (loss) per share:
Basic                                                                9,985,000          22,384,000
Diluted                                                              9,985,000          24,064,000
                                                              ================     ===============


---------------------------------------------------------------------------------------------------
Net income (loss)                                             $       (982,000)    $       461,000

Other comprehensive loss:
    Foreign currency translation adjustment                             50,000             (88,000)
    Unrealized loss on marketable securities                                 -         (29,240,000)
                                                              ----------------     ---------------
Comprehensive loss                                            $       (932,000)    $   (28,867,000)
                                                              ================     ===============

      See accompanying Notes to Condensed Consolidated Financial Statements

                                VALUECLICK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                              --------------------------------------
                                                                    1999                  2000
                                                              -----------------      ---------------
Cash flows from operating activities:
     Net income (loss)                                        $        (982,000)      $      461,000
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                                      262,000            1,065,000
     Provision for doubtful accounts, net of write-offs                 506,000               53,000
     Stock-based compensation                                         1,477,000            3,673,000
     Gain on ValueClick Japan stock issuance                                  -          (13,656,000)
     Loss on sale of marketable securities                                    -            9,006,000
     Gain on the sale of ValueClick Japan stock                               -           (1,076,000)
     Minority share of income (loss) of ValueClick Japan                (28,000)             283,000
     Equity in loss of ValueClick Japan                                  64,000                    -
     Deferred taxes                                                    (203,000)           2,252,000
     Changes in operating assets and liabilities,
       net of the effects of acquisitions:
         Accounts receivable                                         (3,853,000)             416,000
         Receivable from ValueClick Japan                                 6,000                    -
         Prepaid expenses and other assets                             (151,000)            (763,000)
         Income taxes receivable                                              -             (358,000)
         Accounts payable and accrued liabilities                     1,102,000              757,000
         Income taxes payable                                           720,000             (250,000)
         Deferred revenue                                               526,000              276,000
                                                              -----------------      ---------------
              Net cash provided by (used in)
                  operating activities                                 (554,000)           2,139,000
                                                              -----------------      ---------------
Cash flows from investing activities:
     Proceeds from the sale of marketable securities                          -           11,507,000
     Purchases of property and equipment                               (423,000)          (1,507,000)
     Purchases of intangible assets                                           -             (574,000)
     Investment in subsidiaries, net of cash received                   (59,000)                   -
                                                              -----------------      ---------------
              Net cash provided by (used in)
                  investing activities                                 (482,000)           9,426,000
                                                              -----------------      ---------------
Cash flows from financing activities:
     Net proceeds from the sale of common stock                               -           68,559,000
     Net proceeds from the ValueClick Japan stock issuance                    -           25,425,000
     Proceeds from the DoubleClick transaction                                -           10,000,000
     Net proceeds from issuance of Series C preferred stock           3,498,000                    -
     Repayments on short-term debt                                     (200,000)            (147,000)
     Repayments on note payable                                               -               (8,000)
     Proceeds from the exercises of common stock options                      -              326,000
                                                              -----------------      ---------------
              Net cash provided by financing activities               3,298,000          104,155,000
                                                              -----------------      ---------------

              Effect of currency translations                            50,000             (88,000)
                                                              -----------------      ---------------
              Net increase in cash and cash equivalents               2,312,000          115,632,000

Cash and cash equivalents, beginning of period                          262,000            2,129,000
                                                              -----------------      ---------------
Cash and cash equivalents, end of period                      $       2,574,000      $   117,761,000
                                                              =================      ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                   $           1,000      $         6,000
                                                              =================      ===============
     Cash paid for income taxes                               $               -      $     1,661,000
                                                              =================      ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Issuance of common stock for DoubleClick common stock    $               -      $    85,796,000
                                                              =================      ===============

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

3.       ACCOUNTS RECEIVABLE.

         Accounts receivable are stated net of an allowance for doubtful accounts of $644,000 and $697,000 at December 31, 1999 and September 30, 2000, respectively.

4.       PROPERTY AND EQUIPMENT.

         Property and equipment consisted of the following:

                                                      DECEMBER 31,            SEPTEMBER 30,
                                                          1999                     2000
                                                   ----------------          ---------------
Computer equipment and purchased software           $       928,000           $    1,731,000
Furniture and equipment                                     110,000                  583,000
Leasehold improvements                                       28,000                  193,000
                                                   ----------------          ---------------
                                                          1,066,000                2,507,000
Less:  accumulated depreciation and amortization           (154,000)                (479,000)
                                                   ----------------          ---------------
                                                    $       912,000           $    2,028,000
                                                   ================          ===============

5.       INTANGIBLE ASSETS.

         Intangible assets are comprised primarily of goodwill, which represents the excess of the cost of the acquired business over the net assets acquired, and purchased technologies and are being amortized on a straight-line basis over 3 to 5 years. Intangible assets are stated net of accumulated amortization of $434,000 and $1,108,000 at December 31, 1999 and September 30, 2000,
respectively.

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

         In September 2000, the Company purchased intangible assets, consisting primarily of core technologies, of StraightUP!, Inc. for a net purchase price of $395,000. The acquired technologies are being amortized on a straight-line basis over 3 years.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

         Accounts payable and accrued expenses consisted of the following:

                                               DECEMBER 31,             SEPTEMBER 30,
                                                  1999                       2000
                                             ---------------            -------------
Accounts payable                              $    1,952,000             $  1,943,000
Accrued payments to third-party web sites            684,000                1,306,000
Other accruals                                     1,668,000                1,812,000
                                             ---------------            -------------
                                              $    4,304,000             $  5,061,000
                                             ===============            =============


7.       COMMITMENTS AND CONTINGENCIES.

         The Company is not currently a party to any material legal proceedings.

8.       STOCKHOLDERS' EQUITY.

INITIAL PUBLIC OFFERING

         On March 30, 2000 the Company completed its initial public offering in which the Company sold 4,000,000 shares of its Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. The proceeds to the Company from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $68.6 million. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share) of which 28,046,205 shares of Common Stock were outstanding at September 30, 2000.

COMPENSATORY STOCK OPTION ISSUANCES

         During the three-month period ended March 31, 2000, the Company granted stock options to purchase 487,000 shares of common stock at an exercise price of $11.00 per share. In connection with these grants, the Company recorded an additional deferred compensation amount of $3,897,000 during the first quarter of 2000.

STOCK SPLIT

         On March 29, 2000, the Board of Directors approved a one-for-two reverse stock split of the outstanding shares of common stock. All shares and per share information included in these condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

9.       VALUECLICK JAPAN

         On May 31, 2000 ValueClick Japan, the Company's majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to

ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. A related gain of $13.7 million was recorded in the condensed consolidated statements of operations and comprehensive loss for the nine-month period ended September 30, 2000 representing the change in net equity for the Company's share of the proceeds received by ValueClick Japan for its stock issuance.

During September 2000, the company sold 73 shares of its ValueClick Japan holdings for aggregate proceeds of $1.2 million and a resulting gain of $1.1 million. The Company maintained majority interest in ValueClick Japan with 53.29% ownership subsequent to the sale of these shares.

10.      EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of shares outstanding, inclusive of the impact of common stock equivalents unless anti-dilutive.

The reconciliations of basic to diluted weighted average shares are as follows:

                                                                                 THREE-MONTH PERIOD ENDED
                                                                                       SEPTEMBER 30,
                                                                                 --------------------------
                                                                                      1999         2000
                                                                                 ------------   -----------
Weighted average shares used in basic and diluted computation                     10,114,000     28,027,000
                                                                                 ============   ===========

Options to purchase 59,000 and 1.1 million weighted shares of common stock at prices at $1.00 and $11.00 were outstanding during the three-month periods ended September 30, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the periods and, therefore, were anti-dilutive. Options to purchase 1.8 million and
1.6 million weighted shares of common stock at prices ranging from $0.25 to $1.00 and $0.25 to $8.03 were outstanding during the three-month periods ended September 30, 1999 and 2000, respectively, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss.

                                                                                  NINE-MONTH PERIOD ENDED
                                                                                       SEPTEMBER 30,
                                                                                 --------------------------
                                                                                      1999         2000
                                                                                 ------------   -----------
Weighted average shares used in basic computation                                  9,985,000     22,384,000
Dilutive stock options and unvested restricted stock                                      --      1,680,000
Weighted average shares used for diluted computation                             ------------   -----------
                                                                                    9,985,000    24,064,000
                                                                                 ============   ===========


Options to purchase 200,000 and 783,000 weighted shares of common stock at prices at $1.00 and $11.00 were outstanding during the nine-month periods ended September 30, 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the periods and, therefore, were anti-dilutive. Options to purchase 209,000 weighted shares of common stock at prices ranging from $0.25 to $1.00 were outstanding during the nine-month period ended September 30, 1999, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss.

11.      SEGMENTS, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS.

         The Company operates in one industry segment, the internet advertising business and as such has no other separate reportable segments.

         The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan and with operations in Europe through its wholly owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. The Company's geographic information is as follows:

                       NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000
                       ------------------------------------------
                                                                           LONG-LIVED
                                                 INCOME (LOSS)            ASSETS AS OF
                             REVENUES           FROM OPERATIONS        SEPTEMBER 30, 2000
                        -------------------    ------------------    -----------------------
United States                 $ 22,775,000           $(4,758,000)             $   5,069,000
Japan                            8,036,000             1,006,000                    390,000
Europe                           1,001,000              (291,000)                   138,000
Other                                    -              (161,000)                    33,000
                        -------------------    ------------------    -----------------------
         Total                $ 31,812,000           $(4,204,000)             $   5,630,000
                        ===================    ==================    =======================


         There were no significant foreign operations prior to the acquisition of majority control of ValueClick Japan in August of 1999.

         For the three-month period ended September 30, 2000, no customer comprised greater than 10% of revenues.

12.      SUBSEQUENT EVENTS

         On November 1, 2000 ValueClick, Inc. and ClickAgents.com, Inc. signed a definitive merger agreement. The definitive merger agreement calls for the issuance of a maximum of 5,333,333 shares of ValueClick, Inc. common stock for all of the outstanding common stock and vested and unvested common stock options of ClickAgents.com, Inc. It is anticipated that the transaction will close during the fourth quarter of the year-ended December 31, 2000 and be accounted for as a pooling of interests.

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

         We generate revenues by delivering advertisements to Web sites in the ValueClick network. Pricing of our advertising is on a cost-per-click basis and varies depending on whether advertising is delivered across our entire network or across targeted categories within our network. During the third quarter of 2000, over 71% of our revenues are derived from advertising delivered across our entire network. We sell our services through our sales and marketing staff located in Westlake Village and San Francisco, California; New York, New York; Tokyo and Osaka, Japan; London, England; Munich, Germany; Paris, France; Toronto, Canada and Sao Paolo, Brazil. The advertisements we deliver are sold under short-term agreements that are subject to cancellation. Revenues are recognized in the month that clicks on delivered advertisements occur, provided that no significant obligations on our part remain and collection of the related receivable is probable. To date, our agreements have not required a guaranteed minimum number of clicks. We pay each Web site in the ValueClick network a price-per-click, which is based upon the volume of clicks delivered by the Web site in a given month. These payments made to Web publishers are included in the cost of revenues. Our agreements with Web publishers are also subject to cancellation.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         REVENUES

         Our revenues are derived primarily from the sale of clicks on advertisements delivered through the ValueClick network. We charge each advertiser an amount based on the number of times users click on the advertiser's banner ad. Net revenues for the three-month period ended September 30, 2000 were $9.5 million compared to $5.7 million for the same period in 1999, an increase of $3.8 million or 66.0%. Revenue growth for the 2000 period was attributable primarily to growth in the worldwide ValueClick network and our ability to serve a larger advertiser customer base. The ValueClick worldwide network delivered 19.8 million click-throughs during the third quarter of 2000, compared to 12.5 million click-throughs during the corresponding period in 1999. The Company also delivered more than 5.7 billion ad impressions during the third quarter of 2000. An increase in the average sales price per click to $0.48 for the three-month period ended September 30, 2000 from $0.46 for the same period in 1999, also contributed to the sales growth in the 2000 period.

         COST OF REVENUES

         Cost of revenues consists primarily of amounts we pay to Web sites on the ValueClick network. We pay these Web sites on a cost-per-click basis. Cost of revenues also includes depreciation costs of the advertising delivery system and Internet access costs. Cost of revenues was $4.2 million for the three-month period ended September 30, 2000 compared to $2.8 million for the same period in 1999, an increase of $1.4 million or 49.8%. The increase in cost of revenues was directly attributable to the increased delivery of advertisements and clicks on advertisements. Gross profit margin increased to 55.4% in the third quarter of 2000 from 50.6% in 1999. The increase in gross margin was due both the average sales price per click increase noted above, as well as a decrease in the average cost per click to $0.22 for the three-month period ended September 30, 2000 from $0.23 for the same period in 1999.

         SALES AND MARKETING

         Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended September 30, 2000 were $2.6 million compared to $819,000 for the same period in

1999, an increase of $1.8 million or 223.4%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel and to increased advertising, public relations and other sales and marketing activities.

         We expect sales and marketing expenses to continue to increase in future periods as we hire additional personnel in sales and marketing, open additional sales offices in major domestic markets, expand into international markets and continue to promote our advertising solutions.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses for the three-month period ended September 30, 2000 were $2.6 million compared to $1.1 million for the same period in 1999, an increase of $1.5 million or 129.3%. The increase in general and administrative expenses was due primarily to the addition of executive and administrative employees over this period.

         We also have incurred related expenses associated with hiring additional personnel, expanding our corporate offices to accommodate our increased personnel and other professional service expenses that were not incurred in the 1999 period.

         We expect general and administrative expenses to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business internationally and our operations as a public company.

         PRODUCT DEVELOPMENT

         Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended September 30, 2000 were $1.2 million compared to $266,000 for the same period in 1999, an increase of $979,000 or 368.1%. The increase was due primarily to the hiring of additional engineers and support personnel. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

         STOCK-BASED COMPENSATION

         Deferred stock compensation included in the accompanying balances sheets reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation for the three-month period ended September 30, 2000 amounted to $979,000, which relates to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $1.0 million for the three-month period ended September 30, 1999 relates to our amortization method that proportionally charges to expense the deferred stock compensation as options vest.

         AMORTIZATION OF INTANGIBLES AND ACQUIRED SOFTWARE

         Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in May 1998, goodwill created as a result of the acquisition of a majority interest in ValueClick Japan in August 1999 and software acquired from StraightUP!, Inc. in September 2000.

         INTEREST INCOME, NET

         Interest income, net principally consists of interest earned on our cash and cash equivalents and is net of interest paid on debt obligations. Interest income was $1.4 million for the three-month period ended September 30, 2000 compared to $19,000 for the same period in 1999. The increase is attributable to the increased balances of cash and cash equivalents primarily resulting from the proceeds we received from our initial public stock offering, the DoubleClick investment transaction, the sale of a portion of our DoubleClick stock holdings and the initial public stock offerings of our majority owned subsidiary, ValueClick Japan.

         GAIN ON THE SALE OF VALUECLICK JAPAN STOCK

         In May 2000 ValueClick Japan, our majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. During September 2000, we sold 73 shares of our ValueClick Japan holdings for aggregate proceeds of $1.2 million and a resulting gain of $1.1 million. We maintained majority interest in ValueClick Japan with 53.29% ownership subsequent to the sale of these shares.

         PROVISION FOR INCOME TAXES

         For the three-month period ended September 30, 2000, our provision for Federal, state and foreign income taxes amounted to $537,000, compared to $300,000 for the same period in 1999. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The provision for income taxes reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization.

         MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

         Minority share of income of ValueClick Japan was $126,000 for the three-month period ended September 30, 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income achieved by ValueClick Japan.


RESULTS OF OPERATIONS - NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         REVENUES

         Net revenues for the nine-month period ended September 30, 2000 were $31.8 million compared to $10.6 million for the same period in 1999, an increase of $21.2 million or 200.3%. Revenue growth for the 2000 period was attributable primarily to growth in the worldwide ValueClick network and our ability to serve a larger advertiser customer base. The ValueClick worldwide network delivered

70.8 million click-throughs during the nine-month period ended September 30, 2000, compared to 27.8 million click-throughs during the corresponding period in 1999. The Company also delivered more than 19.5 billion ad impressions during the third quarter of 2000. An increase in the average sales price per click to $0.45 for the nine-month period ended September 30, 2000 from $0.38 for the same period in 1999, also contributed to the sales growth in the 2000 period.

         COST OF REVENUES

         Cost of revenues was $15.4 million for the nine-month period ended September 30, 2000 compared to $5.3 million for the same period in 1999, an increase of $10.1 million or 192.6%. The increase in cost of revenues was directly attributable to the increased delivery of banner advertisements and clicks on banner advertisements. Gross profit margin increased to 51.6% for the nine-month period ended September 30, 2000 from 50.3% for the same period in 1999. The increase in gross margin was due to the average sales price per click increase noted above, off-set by an increase in the average cost per click to $0.22 for the nine-month period ended September 30, 2000 from $0.19 for the same period in 1999.

         SALES AND MARKETING

         Sales and marketing expenses for the nine-month period ended September 30, 2000 were $7.1 million compared to $1.5 million for the same period in 1999, an increase of $5.6 million or 385.9%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel and to increased advertising, public relations and other sales and marketing activities.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the nine-month period ended September 30, 2000 were $6.2 million compared to $2.1 million for the same period in 1999, an increase of $4.1 million or 197.1%. The increase in general and administrative expenses was due primarily to the addition of executive and administrative employees over this period.

         We also have incurred related expenses associated with expanding our corporate and international offices to accommodate our increased personnel and other professional service expenses that were not incurred in the 1999 period.

         PRODUCT DEVELOPMENT

         Product development expenses for the nine-month period ended September 30, 2000 were $3.0 million compared to $587,000 for the same period in 1999, an increase of $2.4 million or 403.8%. The increase was due primarily to the hiring of additional engineers and support personnel.

         STOCK-BASED COMPENSATION

         During the first quarter of 2000, we granted stock options to purchase 487,000 shares of common stock at an exercise price of $11.00 per share. In connection with these grants, we recorded additional deferred compensation expense of $3.9 million. This amount, as well as the $5.7 million recorded as of December 31, 1999, reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of these options on the date of grant. Stock-based compensation for the nine-month period ended September 30, 2000 amounted to $3.7 million, which reflects the amortization of deferred compensation recorded in the current and prior periods for stock options and restricted shares.

         AMORTIZATION OF INTANGIBLES AND ACQUIRED SOFTWARE

         Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in May 1998, goodwill created as a result of the acquisition of a majority interest in ValueClick Japan in August 1999 and software acquired from StraightUP!, Inc. in September 2000.

         INTEREST INCOME, NET

         Interest income was $2.6 million for the nine-month period ended September 30, 2000 compared to $38,000 for the same period in 1999. The increase is attributable to the increased balances of cash and cash equivalents primarily resulting from the proceeds we received from our initial public stock offering, the DoubleClick investment transaction, the sale of a portion of our DoubleClick stock holdings and the initial public stock offerings of our majority owned subsidiary, ValueClick Japan.

         LOSS ON SALE OF MARKETABLE SECURITIES

         In February 2000, we consummated an investment by DoubleClick under a common stock and warrant purchase agreement (the "Agreement") entered into on January 11, 2000 whereby DoubleClick acquired 7,878,562 shares of our common stock for an estimated purchase price of $12.16 per share to be paid in cash of $10.0 million and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share.

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

         GAIN FROM VALUECLICK JAPAN STOCK ISSUANCE

         On May 31, 2000 ValueClick Japan, our majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. The gain of $13.7 million recorded in our condensed consolidated statements of operations and comprehensive loss for the nine-month period ended September 30, 2000 represents the change in net equity for our share of the proceeds received by ValueClick Japan for their stock issuance.

         GAIN ON THE SALE OF VALUECLICK JAPAN STOCK

         During September 2000, we sold 73 shares of our ValueClick Japan holdings for aggregate proceeds of $1.2 million and a resulting gain of $1.1 million. We maintained majority interest in ValueClick Japan with 53.29% ownership subsequent to the sale of these shares.

         PROVISION FOR INCOME TAXES

         For the nine-month period ended September 30, 2000, our provision for Federal, state and foreign income taxes amounted to $3.4 million, compared to $516,000 for the same period in 1999. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The provision for income taxes reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization.

         MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

         Minority share of income of ValueClick Japan was $283,000 for the nine-month period ended September 30, 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income achieved by ValueClick Japan.


LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through working capital generated from operations and equity financings. Net cash provided by operating activities was $2.1 million for the nine-month period ended September 30, 2000.

         The net cash provided by investing activities for the nine-month period ended September 30, 2000 of $9.4 million was the result of the $10.3 million in proceeds received from the sale of 165,000 shares of our DoubleClick holdings, $1.2 million in proceeds received from the sale of 73 shares of our ValueClick Japan holdings offset by $2.1 million of cash used to purchase property and equipment and core technologies.

         Net cash provided by financing activities was $104.2 million for the nine-month period ended September 30, 2000 which resulted principally from the following transactions:

         DOUBLECLICK TRANSACTION

         We received $10,000,000 in cash and 732,860 shares of DoubleClick common stock on February 28, 2000, upon the closing of the investment by DoubleClick in ValueClick. In connection with this transaction, we obtained the right to require DoubleClick to register these shares with the SEC and list them with the Nasdaq National Market in order that we may sell some or all of these shares. In addition, we have the right to include these shares in any registration of DoubleClick stock with the SEC, either on behalf of DoubleClick or for other DoubleClick stockholders, subject to certain exceptions. In April 2000, all of the DoubleClick shares that we own were registered for sale by DoubleClick in a registration statement that went effective September 11, 2000.

         INITIAL PUBLIC STOCK OFFERING

         On March 30, 2000 we completed our initial public offering in which we sold 4,000,000 shares of our Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. Our proceeds from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $68.6 million. Upon the closing of the offering, all of our then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, our authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share) of which 28,007,830 shares of Common Stock were outstanding at September 30, 2000.

         VALUECLICK JAPAN'S STOCK ISSUANCE

         On May 31, 2000 ValueClick Japan, our majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. A related gain of $13.7 million was recorded in our condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2000 representing our share of the proceeds from ValueClick Japan's stock issuance.

         CREDIT FACILITY

         On October 21, 1999, we executed a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving credit line to be used for general working capital. Interest on the outstanding balances accrues at an annual rate of one percentage point above the bank's prime rate. As of September 30, 2000, the bank's prime rate was 9.5%. The credit facility contains provisions requiring us to maintain certain financial ratios and restricts our ability to execute certain transactions including transfers of our business property, mergers, borrowings, dividends and transactions with affiliates.

         The credit facility expires and all outstanding balances are due on the first anniversary of the agreement. In exchange for the credit facility, we granted the bank a first priority security interest in our goods and equipment, accounts receivables and intellectual property. At September 30, 2000, we had no outstanding borrowings against this credit line.

         We believe that our existing cash and cash equivalents, our available bank credit and the proceeds from our initial public offering are sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS No. 137 and 138, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. We are required to follow the guidance in SFAS 133 for our fiscal year beginning

January 1, 2001. We do not currently hold derivative instruments or engage in hedging activities. Accordingly, management believes the adoption of this statement will not have a significant impact on our financial position, results of operations or cash flows.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. We are required to follow the guidance in the SAB no later than the fourth quarter ended December 31, 2000. The SEC recently issued additional guidance in the form of its Frequently Asked Questions publication issued on October 13, 2000. Based on this guidance, we believe the adoption of the SAB will not have a material impact on our financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 did not have an impact on our financial reporting.

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

         Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as cost-per-click, or CPC; cost-per-lead, or CPL and cost-per-action, or CPA. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com, eAds, and Datacomm. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including DoubleClick, Engage and 24/7 Media. Unlike us, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we do. DoubleClick is a significant shareholder of ValueClick.

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

         Our future success is substantially dependent on the continued service of our key senior management, technical and sales personnel and in particular our Chairman and Chief Executive Officer, James R. Zarley and our President and Chief Operating Officer, Earle A. Malm II. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our management team, or of any other key employees, could divert management's time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future.

DOUBLECLICK WILL HAVE SIGNIFICANT INFLUENCE OVER OUR BUSINESS, AND IT MAY HAVE INTERESTS THAT ARE DIFFERENT FROM, OR IN ADDITION TO, YOURS.

         DoubleClick, which is one of our competitors, owns approximately 28.1% of our outstanding common stock. In connection with its investment in our company, DoubleClick received a warrant entitling it to increase its ownership of our common stock, at any time prior to May 28, 2001, to 45% on a fully diluted basis, which assumes that all outstanding options, warrants and convertible securities have been exercised or converted into common stock. DoubleClick also has the right to maintain its percentage ownership if we issue new securities, other than in a public offering or under other specified exceptions, until February 28, 2003.

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

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUES AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

         We initiated operations, through joint ventures and wholly owned subsidiaries or divisions, in Japan in 1998, in the United Kingdom in 1999, and France, Germany, Brazil and Canada in 2000. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign exchange risks. Our international expansion will subject us to additional foreign currency exchange risks and will require management attention and resources. We expect to pursue expansion through a number of international alliances and to rely extensively on these business partners initially to conduct operations, establish local networks, register Web sites as affiliates and coordinate sales and marketing efforts. Our success in these markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot assure you that we will be successful in our efforts overseas. International operations are subject to other inherent risks, including: the impact of recessions in economies outside the United States; changes in and differences between regulatory requirements, domestic and foreign; export restrictions, including export controls relating to encryption technologies; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; difficulties and costs of staffing and managing foreign operations; political and economic instability; tariffs and other trade barriers; and seasonal reductions in business activity. Our failure to address these risks adequately could materially and adversely affect our business, results of operations and financial condition.

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

         Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates its transactions in the Japanese Yen. Our exposure is limited to the extent of the amount of ValueClick Japan's net assets which totaled $27.0 million at September 30, 2000. We also will have foreign currency exchange risks for ValueClick Europe, which denominates its transactions in U.K. pounds. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings or equity as a result of foreign currency exchange rate fluctuations. For all of our other advertising services provided in foreign countries, including Canada, Australia, Belgium, Brazil, China, England, France, Mexico and Spain, the transactions were denominated in U.S. dollars and we receive payment from these foreign customers prior to delivering our services.

         As part of the consideration for DoubleClick's investment in our company, we received 732,860 shares of DoubleClick common stock valued at approximately $85.8 million based on an average value of $117.07 per share for the public announcement date of January 13, 2000 and the five trading days before and after that date. In April 2000, all of the DoubleClick shares that we own were registered for sale by DoubleClick in a registration statement that went effective September 11, 2000. During May 2000, the Company sold 165,000 shares of its DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million. Declines in the market value of DoubleClick common stock subsequent to September 30, 2000 are not reflected in the accompanying statements of operations and comprehensive loss. Such declines approximated $9.4 million for the period from October 1, 2000 to November 12, 2000. Although the declines in market value are unrealized, continued depressed values or further downward fluctuations in the market price of DoubleClick's common stock could have a material effect on the value that we ultimately realize from the remaining shares.

                   PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In July 2000, holders of the requisite majority of the then outstanding shares of Common Stock of the Company approved a resolution by written consent to amend the Company's 1999 Stock Option Plan (the "Plan") to increase the number of shares reserved for issuance under the Plan from 4,000,000 shares to 5,000,000 shares.


ITEM 5.  OTHER INFORMATION.

         On November 1, 2000 ValueClick, Inc. and ClickAgents.com, Inc. signed a definitive merger agreement. The definitive merger agreement calls for the issuance of a maximum of 5,333,333 shares of ValueClick, Inc. common stock for all of the outstanding common stock and vested and unvested common stock options of ClickAgents.com, Inc. It is anticipated that the transaction will close during the fourth quarter of the year-ended December 31, 2000 and be accounted for as a pooling of interests.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

               27.1 Financial Data Schedule (EDGAR version only)

         (b) Report on Form 8-K filed during the quarter ended September 30, 2000:

         A Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on September 28, 2000 to report under Item 5 the press release issued to the public on September 22, 2000 reporting estimated third quarter revenue and announcing that the Company's Board of Directors approved a stock repurchase plan.

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

Dated: November 13, 2000