Form 10-K
period 2000-12-31
VALUECLICK INC/CA
filed 2001-04-02
CIK 1080034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  (MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _______________


                        COMMISSION FILE NUMBER 000-30135


                                VALUECLICK, INC.
             (Exact Name of Registrant as Specified in Its Charter)
                              --------------------

DELAWARE                                                              77-0495335
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                       4360 Park Terrace Drive, Suite 100,
                       Westlake Village, California 91361
          (Address of principal executive offices, including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 575-4500
- --------------------------------------------------------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
   ------------------------------             --------------------------
   Common Stock, $0.001 par value             The Nasdaq National Market

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         As of December 31, 2000 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $166,493,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of December 31, 2000, there were approximately 33,703,000 shares of Common Stock outstanding.

================================================================================

                                VALUECLICK, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                                               Page
PART I...........................................................................................................1
         ITEM 1.        BUSINESS.................................................................................1
         ITEM 2.        PROPERTIES..............................................................................20
         ITEM 3.        LEGAL PROCEEDINGS.......................................................................20
         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................20

PART II.........................................................................................................21
         ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS................21
         ITEM 6.        SELECTED FINANCIAL DATA.................................................................23
         ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS...........................................................................25
         ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................35
         ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................36
         ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE....................................................................59

PART III........................................................................................................60
         ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................60
         ITEM 11.       EXECUTIVE COMPENSATION..................................................................63
         ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................63
         ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................63

PART IV.........................................................................................................64
         ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................64

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING INFORMATION INCORPORATED HEREIN BY REFERENCE, CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. WORDS SUCH AS "PROJECTS," "BELIEVES," "ANTICIPATES," "WILL," "ESTIMATE," "PLANS," "EXPECTS," "INTENDS," AND SIMILAR WORDS AND EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. IMPORTANT LANGUAGE REGARDING FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH EXPECTATIONS ARE DISCLOSED IN THIS REPORT, INCLUDING WITHOUT LIMITATION UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 9 OF THIS REPORT, AND IN OUR REGISTRATION STATEMENT ON FORM S-1 (NO. 333-88765) DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ("SEC") ON MARCH 30, 2000. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO VALUECLICK, INC. ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH LANGUAGE. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

                                     PART I.

ITEM 1. BUSINESS

         ValueClick, Inc. ("ValueClick" or the "Company") is a leading provider of performance-based Internet advertising solutions. For marketers seeking measurable results, we strive to provide the highest return on their advertising investment through a combination of performance-based pricing, advanced targeting capabilities, rigorous network quality control and an integrated product line. Specifically, we provide online advertisers and publishers of Web sites advertising models known as cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-lead ("CPL"), in which an advertiser only pays us, and we in turn only pay a publisher of a Web site, when an Internet user clicks on an advertiser's banner advertisement or performs a specific action, such as a software download, an online registration or other transactions.

         As one of the largest aggregators of advertising on small- to medium sized Web sites, we believe that we provide advertisers a cost-effective solution for purchasing advertising space from thousands of Web publishers through a single source. Our advertising network, which currently consists of over 30,000 Web sites worldwide and reaches approximately 36% of U.S.-based Internet users each month, grew approximately 183% during 2000. In order to join our network, member Web sites must satisfy our strict quality standards for content and traffic. In 2000, we served in excess of 42 billion Web advertisements and delivered over 138 million visitors to advertisers' Web sites.

THE VALUECLICK SOLUTION

         As the results of Internet advertising are scrutinized more and more, we believe advertisers are progressively seeking performance-based models, such as CPC, CPA and CPL. These models are intended to reduce the risk of advertising by only charging for a specific outcome, with the objective of maximizing the number of responses per advertising dollar. Responses can include an electronic reply by the Internet user, user registration and actual e-commerce transactions. Performance-based solutions also encourage consumers to respond immediately to advertising and interact directly with the advertiser in real-time.

         We offer a suite of CPC, CPA and CPL advertising products to address the growing demand for cost-effective, performance-based advertising solutions. Through our core CPC business we offer advertisers an alternative to the traditional cost-per-thousand-impressions model, known as CPM, in which advertisers are charged for every impression delivered, regardless of whether the user responds to the advertisement or not. Instead, our performance-based CPC model only charges advertisers when an

Internet user clicks on the advertisers' banner ad and is redirected to their Web site, thereby reducing the response risk for the advertiser. In December 2000, we added to our CPC business line by completing the acquisition of ClickAgents.com, Inc., which brought approximately 7,800 new publishers and 200 new advertisers to our network.

         With the acquisition of Bach Systems, Inc., dba onResponse.com, ("Bach Systems"), completed in November of 2000, we added cost-per-action advertising services to our product line. Bach Systems develops customized cost-per-action and cost-per-lead campaigns on behalf of advertising and direct marketing clients. These campaigns are tailored to generate the desired end result for the advertiser, whether that be a registration, download or purchase, under a pricing structure where the advertiser only pays for specific results.

         In January 2001, we further augmented our performance-based services by completing the acquisition of Z Media, Inc., a leading co-registration company. Co-registration is the process of creating lists of registered subscribers who have opted-in to receive e-mail on topics of interest. These highly-targeted registered names are then offered to advertisers and direct marketers on a cost-per-lead basis.

         These additions to our product line allow us to offer an integrated suite of performance-based products for our clients and address the growing need for solutions that maximize the return on advertising expenditures.

NETWORK OF WEB SITES

         In order to fulfill our clients' CPC, CPL and CPA advertising campaigns, we have become one of the largest aggregators of advertising on small- to medium sized Web sites. We have developed highly automated systems and processes which make it easy for Web site publishers to join the ValueClick network. We have also developed an effective publisher referral program that facilitates growth and retention of Web publishers. By aggregating this underutilized inventory of advertising space, we have developed a low-cost solution for advertisers who want to access the visitors of these Web sites. As of December 2000, our network grew to approximately 30,000 Web sites. In 2000, we delivered over 42 billion banner advertisements and registered over 138 million clicks.

         We believe the effectiveness of our advertising solution is dependent on the quality of the Web sites in our network. We currently reject a high percentage of the Web sites that apply to our network for failure to meet our quality standards. This includes inappropriate content, insufficient traffic, illegal activity and fraudulent clicking activity. We enforce our quality standards using manual auditing and automated processes that continually monitor and review Web site content. In addition, we eliminate Web sites that encourage users to click on banner advertisements for reasons other than an interest in our advertisers' message.

         We believe our solutions offer several benefits to both advertisers and Web publishers. The principal benefits of our solutions to advertisers include:

         - CPC, CPA AND CPL PROVIDE ADVERTISERS WITH PERFORMANCE-BASED MODELS. Using CPC, CPA or CPL, Internet advertisers only pay if Web users click on their advertisements or perform a defined action, not each time an advertisement is displayed. For Internet advertisers trying to attract visitors who are actively looking to make a purchase or who want to learn more about a product, CPC, CPA and CPL can be more efficient and cost-effective choices than CPM for measuring and calculating return on advertising investment.

         - A LEADING AGGREGATOR OF SMALL- TO MEDIUM-SIZED WEB SITES. We are a leading aggregator of small- to medium-sized Web sites, with over 30,000 Web sites currently in our network. This extensive network provides advertisers the opportunity to place large media buys across a broad collection of sites as well as niche targeting opportunities using our database of 15 categories that have otherwise been difficult for advertisers to reach.

         - RETURN ON INVESTMENT ANALYSIS. Our proprietary tracking management software, eTraxTM, provides real-time marketing data regarding banner effectiveness by anonymously tracking the consumer's activity after they click through to our advertiser's Web site. This tool, which we acquired with the purchase of StraightUp! in September 2000, provides useful feedback to advertisers regarding banner ad success rates, allowing them to maximize the effectiveness and return on investment of their Internet marketing strategy.


The principal benefits of our solutions to Web publishers include:

         - OUTSOURCED ADVERTISING SERVICES FOR PUBLISHERS OF SMALL- TO MEDIUM-SIZED WEB SITES. Our solution provides small- to medium-sized Web sites the technology for managing and delivering Internet advertising. Our solution allows these sites to avoid the hardware, software and personnel costs associated with building and maintaining their own ad serving technology and sales force. In addition, small- to medium-sized Web sites on the ValueClick network benefit from our experienced management team, our sales and marketing organization and access to advertisers.

         - ADVERTISING REVENUE OPPORTUNITIES FOR PUBLISHERS OF SMALL- TO MEDIUM-SIZED WEB SITES. Advertisers paying CPM rates often impose traffic requirements that exclude small- to medium-sized Web sites. By aggregating those sites, and providing the built-in performance tracking of CPC, CPA and CPL, we offer a revenue opportunity for publishers of small- to medium-sized Web sites that may not otherwise be available. This has allowed us to develop a network of small- to medium-sized Web sites which meet our quality standards. In addition, publishers can earn referral commissions for introducing ValueClick to other publishers whose sites are accepted into our network.

         - INCREMENTAL ADVERTISING REVENUE FROM UNSOLD INVENTORY FOR PUBLISHERS OF HIGH-TRAFFIC WEB SITES. We offer publishers of high-traffic Web sites a stream of incremental revenue by purchasing ad space from them that normally would remain unsold under the CPM model. Web publishers that attract CPM rates rarely sell their entire stock of ad inventory. By using the ValueClick solution, Web publishers have an opportunity to sell a significant portion of their unsold inventory to response-oriented advertisers under the ValueClick brand name. This protects the value of the Web site's brand name and therefore does not jeopardize the Web site's published CPM rate card structure.


PRODUCTS AND SERVICES

         We develop our products and services to meet the changing needs of our advertisers and Web publishers and we anticipate these offerings will continue to evolve and expand. We offer the following products and services for advertisers:

         AD SERVING SOLUTIONS. Our proprietary system for ad serving and reporting is provided to advertisers at no additional cost. Advertisers deliver Internet banner advertisements to us in a form ready to be delivered on our servers. Our proprietary software can determine how many banners are in circulation, which banners are appropriately targeted for the consumer, and whether or not the Web publisher has excluded any particular banners from its site. Our server then delivers the banner to the Web publisher's site to be viewed by the user and adds one impression to both the advertiser's and publisher's counter. If a user clicks on the banner to visit the advertiser's Web site, our server registers one click to both the advertiser's and the publisher's counter. If a user on our network clicks on the same advertisement more than once in a six-hour period, the click is only counted once. This feature more accurately counts the number of "unique" users clicking on the advertiser's banner and also provides more accurate marketing data. This entire process occurs within a matter of seconds.

         DISTRIBUTION OF ADVERTISEMENTS ON A COMPREHENSIVE OR TARGETED BASIS. We sell advertising on our network under two major categories: Comprehensive Network or Targeted Categories. Our sales representatives work with advertisers to select the appropriate product based on advertisers' requirements. The following is a more detailed description of these two products:

         COMPREHENSIVE NETWORK. Comprehensive Network offers advertising placements across our entire network without specifically targeting individual Web sites. As the lowest-cost option offered by us, it provides the greatest overall reach for advertisers.

         TARGETED CATEGORIES. Targeted Categories allows the advertiser to place ads in one or more of 15 targeted categories within our network. The use of these categories enables an advertiser or direct marketer to target a particular audience. Currently we have the following 15 targeted categories grouped by type of content:

Automotive                Business & Finance     Careers                 Consumer Technology    E-Commerce & Portals
E-Commerce & Shopping     Entertainment          Family & Lifestyles     Games                  Health & Fitness
MIS & Information         News & Culture         Sports & Recreation     Travel                 Youth & Students
Technology

         ROI MEASUREMENT. Our eTraxTM and eTrax EnterpriseTM systems substantially enhance marketers' ability to understand the financial impact of their online and offline efforts, allowing them to track gross response, multiple conversion metrics, cost per action, and lifetime value of newly acquired customers. The eTraxTM products provide Internet marketers with effective tools for analyzing key campaign metrics such as visits, registrations, downloads and sales, while also allowing them to track longer-term activity such as retention, attrition and lifetime value. By capturing this data across all media channels and translating it into meaningful reports, the eTraxTM products allow advertisers to assess the impact of the entire marketing mix. Overall, eTraxTM reporting helps advertisers dynamically evaluate their ad budget and refine their current and future advertising campaigns. These products significantly add to ValueClick's portfolio of advanced technologies that provide performance-based accountability to advertisers.

         ANTI-FRAUD SOLUTIONS. Since the launch of our network we have made it a priority to detect and investigate any fraudulent clicking activity, which are clicks intentionally made to inflate the number of clicks and generate additional revenue for the host Web site, on our advertisers' banner ads. Our system incorporates sophisticated algorithms that detect any Web site within our network that is receiving an abnormal click pattern during any period with the goal of protecting advertisers from fraudulent clicking activity and improving the accuracy of information conveyed to our advertising clients. If fraudulent clicking activity is detected, the Web site publisher is terminated from the network and no payment is made for the fraudulent clicks.

We offer the following products and services for Web publishers:

         REAL-TIME STATISTICAL REPORTING. Our proprietary Web-based tools for Web publishers provide them with current, cumulative, historical and referral statistical information. Information currently available includes the real-time tabulation of the current day's click activity, relevant ratios, payment information, and amounts due. Cumulative statistics show all-time impressions, clicks and click ratios. Historical statistics highlight impressions and clicks in both daily and weekly format and in either tabular or graphical format. Referral statistics detail the amount owed the referring Web publisher.

         STREAMLINED VALUECLICK NETWORK APPLICATION PROCESS. As part of our strategy to simplify the advertising sales process for publishers of small- to medium-sized Web sites, we allow Web publishers to join our network online. After completing the application, the publisher receives an immediate response indicating our receipt of the application, and our publisher service department then reviews the application. Web sites are selected based on traffic and quality standards and must contain an adequate number of pages. They are also evaluated for design and content quality. We reject Web sites which contain restricted content such as profanity, hate speech, pornography or any illegal activity. Once approved to join the network, we provide the Web publisher with software to install on each Web page where an advertisement will be placed. This process provides the publisher with a simple, turnkey solution for entering our advertising network.

         PAYMENT MANAGEMENT. Our publisher payment policy reduces risks to Web publishers of advertiser bad debts and late payment carrying costs. We pay our network of publishers monthly regardless of whether an advertiser has paid us or not. In contrast, most other major Web advertising networks pay their publishers only upon collection from advertisers.

         WEB SITE CATEGORIZATION CAPABILITY. Our categorization capability enables Web publishers to maximize the value of their advertising inventory by delivering more targeted banner advertisements for the advertiser. This capability allows a publisher to categorize not only its entire Web site, but also each page of its Web site.

         ABILITY TO VETO COMPETING ADVERTISER CAMPAIGN. We provide Web publishers with the tools to exclude any competing advertiser campaign on our network from their site.

         REFERRAL COMMISSION PROGRAM. We provide our Web publishers the opportunity to earn commissions on clicks generated from Web sites of publishers they introduce to our network through a referral. The referral program is highly automated and a referring publisher can monitor the activity of all referred sites online through our real-time reporting tools.

INTERNATIONAL OPERATIONS

         We currently have established operations in six foreign countries, covering North and South America, Western Europe and Japan. All operations are wholly-owned subsidiaries, with the exception of ValueClick Japan, in which we have a majority ownership position.

         ValueClick Japan commenced operations in November 1998. We currently own a 52.6% interest in ValueClick Japan, which has 69 employees. In May 2000, ValueClick Japan completed its initial public offering on the Tokyo Stock Exchange for emerging growth companies. In August 1999, we commenced operations in the European market with ValueClick Europe, a wholly-owned subsidiary of ValueClick based in the United Kingdom. In 2000, we expanded in Europe by opening wholly owned subsidiaries in Paris, France and Munich, Germany. Also in 2000, we continued to expand our international presence outside Europe by opening wholly-owned subsidiaries in Toronto, Canada and Sao Paolo, Brazil. Total employees in our wholly-owned international subsidiaries totaled 32 as of December 31, 2000.

         In addition, we continue to build Web publisher networks on a country-by-country basis from our U.S. office. This network will provide an operating base for establishing a local presence as each market develops and provide for easier transition to local operations when appropriate local partners are identified.

TECHNOLOGY PLATFORM

         Our operating infrastructure, including our network of servers, has been designed to provide maximum performance, reliability and the ability to increase our capacity without increasing our costs.

         Our proprietary ad serving applications reside on servers configured with the FreeBSD operating system and our primary database servers reside on servers configured with the Sun operating system. The applications are developed primarily in Perl, a widely used software development language, and are served on Apache servers. We maintain tolerance and performance objectives for banner delivery response time from our network. To ensure that these standards are met and to facilitate our maintenance procedures, we keep standby hardware for each component at our data center locations. Our internal maintenance group assures quick and complete resolution of hardware concerns.

         We currently serve advertisements from three third-party data center facilities located in Los Angeles, California, Boca Raton, Florida and Tokyo, Japan. Our U.S. locations also provide redundancy for each other. The entire network is monitored both electronically and by system administrators and escalation procedures are designed to resolve abnormalities quickly. All systems are backed up daily and the data is stored off-site. We have agreements with Digital Island and Verio to provide us with access to the Internet at our data centers located in Los Angeles and Boca Raton, respectively.

SALES, MARKETING AND CUSTOMER SERVICE

         We market our products and services primarily through direct marketing, print advertising and online advertising throughout the year. We also market them through the ValueClick properties' websites, trade show participation and other media events. In addition, we actively pursue public relations programs to promote our brand, products and services to potential network Web publishers and advertisers, as well as to industry analysts.

WEB PUBLISHERS

         Our highly automated, online application process is supported by a team of 33 network development and customer service professionals across all ValueClick properties. Their responsibilities include screening and approving or declining prospective Web publishers; monitoring network quality; maintaining relationships; consulting with publishers on additional revenue opportunities; and the trafficking and optimization of client advertising campaigns.

ADVERTISERS

         We sell our products and services to online advertisers primarily through our direct sales force, consisting of 75 sales persons across all ValueClick properties. These employees are located at our headquarters in Westlake Village, California, as well as sales offices in San Francisco, California and New York, New York. Additionally, we now have account executives in West Palm Beach, Florida and Redwood City and Fremont, California for companies that we have acquired. We make extensive use of telemarketing and e-marketing strategies. Each of our account executives assists the advertisers he or she services, typically advertising, direct marketing and e-commerce companies, with all aspects of media planning and design of their advertising campaigns. These services include advertisement purchasing and placement, assessment of results and optimization of performance.

COMPETITION

         We face intense competition in the Internet advertising market. We expect that this competition will continue to intensify in the future as a result of industry consolidations and the continuing maturation of the industry. We compete with a diverse and large pool of advertising, media and Internet companies.

         Our ability to compete depends upon several factors, including the following:

     - our ability to aggregate a large network of small- to medium-sized Web sites efficiently,
     - the timing and market acceptance of new solutions and enhancements to existing solutions developed by us,
     -   our customer service and support efforts,
     -   our sales and marketing efforts,
     - the ease of use, performance, price and reliability of solutions developed by us, and
     - our ability to remain price competitive while maintaining our strong gross margins.

         Additional competitive factors include each competitor's reputation, knowledge of the advertising market, financial controls, geographical coverage, relationships with clients, technological capability and quality and breadth of services. We expect that we will face additional competition from new entrants into the market in the future.

         Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as cost-per-click ("CPC"), cost-per-lead ("CPL"), and cost-per-action ("CPA"). We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as CyberAgents and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including DoubleClick, Engage and 24/7 Media. Unlike us, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories and greater name recognition than we do. DoubleClick acquired a substantial percentage of our company in February 2000 - see "Business--The DoubleClick Investment."

         Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could continue to result in significant price competition and reductions in advertising revenues. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, result of operations and financial condition could be negatively affected.

INTELLECTUAL PROPERTY RIGHTS

         We currently rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights. We have registered the trademark "ValueClick" in the United States, the European Union and Japan.

         In February 2000, in connection with a strategic investment transaction with DoubleClick, DoubleClick has agreed, as long as it owns or has the right to acquire at least 5% of our capital stock, not to sue or threaten to sue us or any of our customers, affiliates or licensees (1) for infringement of any claim of DoubleClick's U.S. Patent No. 5,948,061 or (2) for infringement of any claim of any U.S. patent or patent application, or foreign patent or patent application, that is related to U.S. Patent No. 5,948,061 or that claims priority from this patent or otherwise makes claims similar to those made in this patent. DoubleClick's Patent No. 5,948,061 covers the process of using linked advertising space and compiling statistics on individual users in order to target advertisements over the Internet or computer networks. DoubleClick has agreed that if it no longer owns at least 5% of our capital stock, it will in good faith negotiate with us for a license to use its technology under commercially reasonable terms. However, there can be no assurance that we will be able to secure such a license. See "Business - The DoubleClick Investment" below.

THE DOUBLECLICK INVESTMENT

         On February 28, 2000, we completed a strategic investment transaction with DoubleClick, a leading worldwide provider of Internet advertising solutions for advertisers and Web publishers. The terms of this agreement involved an investment by DoubleClick of approximately $95.8 million in ValueClick and possible additional investments by DoubleClick in the future. DoubleClick's common stock is quoted on the Nasdaq National Market under the symbol "DCLK." Under the terms of the investment, DoubleClick acquired approximately 30% of our fully diluted outstanding common stock and a 15-month warrant to acquire additional shares of our common stock at $21.76 per share for an amount of shares so that DoubleClick could own up to 45% of our fully diluted capital stock.

         ValueClick and certain of its principal stockholders have also agreed to grant certain additional rights to DoubleClick, including an agreement to elect designees of DoubleClick to our Board of Directors, a right of first offer in connection with future sales of shares of our capital stock and a right of first offer in the event of a sale of ValueClick. In addition, we agreed to enter into a DART services agreement with DoubleClick, which enables us to use DoubleClick's dynamic ad matching, targeting and delivery technology in our business.
         During May 2000, the we sold 165,000 shares of our DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million.

         In December 2000, we made an assessment that the decline in market value of the remaining DoubleClick stock was other than temporary. Accordingly, for the year ended December 31, 2000 we recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for as a separate component of stockholders' equity.


EMPLOYEES

         As of December 31, 2000, we had 123 employees in the U.S., 69 employees in Japan and 32 employees in our other international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS BEFORE YOU DECIDE TO BUY SHARES OF OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES, INCLUDING THOSE RISKS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW, MAY ALSO ADVERSELY IMPACT AND IMPAIR OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION WOULD LIKELY SUFFER. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO BUY OUR STOCK.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON THE CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT US AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. WE DO NOT UNDERTAKE TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

IF BANNER ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUES COULD DECLINE.

         We currently derive over 90% of our revenues by delivering banner advertisements that generate click-throughs to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following:

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

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUES COULD DECLINE.

         We conduct primarily all of our business on a cost-per-click ("CPC"), cost-per-action ("CPA") or cost-per-lead ("CPL") pricing model. These business models are relatively new and much less common than the cost-per-thousand impressions or CPM pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors.

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

         Intense competition among Web sites and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click rates. Since we predominantly rely on a performance-based pricing model to generate revenue, any decline in click rates may make our pricing models less viable or less attractive solutions for Web publishers and advertisers.

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

WE MAY FACE INTELLECTUAL PROPERTY DISPUTES THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER ADVERTISEMENTS OVER THE INTERNET.

         We may be subject to disputes and legal actions alleging intellectual property infringement, unfair competition or similar claims against us. One of our principal competitors, DoubleClick, was awarded a patent on certain aspects of ad-delivery technology, including the ability to target the delivery of ads over a network such as the Internet and the ability to compile statistics on individual Web users and the use of those statistics to target ads. DoubleClick has previously brought lawsuits against other companies in our industry on the basis of this patent. We have, however, entered into an agreement with DoubleClick to use its DART technology, and DoubleClick has agreed to not sue or threaten to sue us or any of our customers, affiliates or licensees, in connection with its patent, so long as DoubleClick or any of its subsidiaries hold at least five percent of our capital stock, including options to purchase common stock, on a fully diluted basis. Other companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. In 2000, 24/7 Media was awarded a patent relating to its technology for delivering content and advertising information over the Internet. Our failure to prevail in any litigation with any party asserting intellectual property infringement could result in substantial monetary damages, including: damages for past infringement, which could be tripled if a court determines that the infringement was willful; an injunction requiring us to stop offering our services in their current form; the need to redesign our systems; or the need to pay significant license fees in order to use technology belonging to third parties.

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

         Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies is limited, we would have to switch to other technologies in order to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time-consuming, could require us to change our business practices and could divert management's attention.

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

CHANGES IN GOVERNMENT REGULATION COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

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

         Legislation has been proposed recently to prohibit the sending of unsolicited commercial e-mail. We have a consent-based email delivery business that we believe should not, as a matter of policy, be affected by this kind of legislation. However, it is possible that legislation will be passed that requires us to change our current practices, or subject us to increased possibility of legal liability for our practices.

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

         Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as cost-per-click, or CPC, cost-per-lead, or CPL and cost-per-action, or CPA. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com and Datacomm. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including DoubleClick, Engage and 24/7 Media. Unlike us, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we do. DoubleClick is a principal stockholder of ValueClick.

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

         Our future success is substantially dependent on the continued service of our key senior management, technical and sales personnel and in particular our Chairman and Chief Executive Officer, James R. Zarley and our Chief Operating Officer, Sam Paisley. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our management team, or of any other key employees, could divert management's time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future.

DOUBLECLICK WILL HAVE SIGNIFICANT INFLUENCE OVER OUR BUSINESS, AND IT MAY HAVE INTERESTS THAT ARE DIFFERENT FROM, OR IN ADDITION TO, YOURS.

         DoubleClick, which is one of our competitors, currently owns approximately 22% of our outstanding common stock. In connection with its investment in our company, DoubleClick received a warrant entitling it to increase its ownership of our common stock, at any time prior to May 28, 2001, to 45% on a fully diluted basis, which assumes that all outstanding options, warrants and convertible securities have been exercised or converted into common stock. DoubleClick also has the right to maintain its percentage ownership if we issue new securities, other than in a public offering or under other specified exceptions, until February 28, 2003.

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

         DoubleClick has designated two members of our board of directors. In addition, the holders of approximately 24% of our outstanding common stock have agreed to vote their shares in favor of a specified number of DoubleClick's nominees to our board of directors, depending on DoubleClick's percentage ownership of our common stock. If DoubleClick exercises its warrant in full, these stockholders have agreed to vote in favor of three DoubleClick nominees. Because DoubleClick provides Internet advertising services that compete with ours, conflicts of interest could arise for DoubleClick's representatives on our board of directors. We have not implemented specific policies with respect to these potential conflicts of interest, which could be resolved in a manner adverse to us.

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

         The factors that may affect our quarterly operating results include: fluctuations in demand for our advertising solutions; fluctuations in click rates; fluctuations in the amount of available advertising space, or views, on Web sites in our network; the timing and amount of sales and marketing expenses incurred to attract new advertisers; fluctuations in sales of different types of advertising, for example, the amount of advertising sold at higher rates rather than lower rates; changes in our pricing policies, the pricing policies of our competitors or the pricing policies for advertising on the Internet generally; timing differences at the end of each quarter between our payments to Web publishers for a given set of clicks and our collection of advertising revenue for those clicks; and costs related to acquisitions of technology or businesses.

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

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUES AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

         We initiated operations, through joint ventures and wholly-owned subsidiaries or divisions, in Japan in 1998, in the United Kingdom in 1999, and France, Germany, Brazil and Canada in 2000. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign exchange risks. Our international expansion will subject us to additional foreign currency exchange risks and will require management attention and resources. We expect to pursue expansion through a number of international alliances and to rely extensively on these business partners initially to conduct operations, establish local networks, register Web sites as affiliates and coordinate sales and marketing efforts. Our success in these markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot assure you that we will be successful in our efforts overseas. International operations are subject to other inherent risks, including: the impact of recessions in economies outside the United States; changes in and differences between regulatory requirements, domestic and foreign; export restrictions, including export controls relating to encryption technologies; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; difficulties and costs of staffing and managing foreign operations; political and economic instability; tariffs and other trade barriers; and seasonal reductions in business activity. Our failure to address these risks adequately could materially and adversely affect our business, results of operations and financial condition.

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

ITEM 2. PROPERTIES

         Our principal executive offices are located in Westlake Village, California, where we lease a property with approximately 23,000 square feet of space. Our lease expires in December 12, 2002. Our current monthly rent due under this lease is $44,850. We also lease approximately 7,000 square feet of office space in New York City, 2,750 square feet of office space in Carpinteria, California, 10,080 square feet of office space in Fremont, California, 1,120 square feet of office space in San Jose, California, 3,090 square feet of office space in West Palm Beach, Florida, 5,735 square feet of office space in Redwood City, California, 4,551 square feet of office space in Tokyo, Japan, 1,786 square feet of office space in London, England, 1,080 square feet of office space in Paris, France, 1,430 square feet of office space in Sao Paulo, Brazil, 1,362 square feet of office space in Ontario, Canada, and 1,791 square feet of office space in Munich, Germany. We believe that our existing space is adequate for our current operations, and that suitable replacement and additional space will be available in the future on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

         On February 22, 2001, a complaint alleging 15 causes of action was filed in Los Angeles Superior Court (Case No. BC245538) against ValueClick, its subsidiary ClickAgents, and the two founders of ClickAgents, both of whom remain employees of ClickAgents. The plaintiff, Adam Powell, alleges that the founders of ClickAgents entered into a joint venture agreement and other related agreements with him in early 1999, and that the founders and ClickAgents breached those agreements in July 1999 when the plaintiff's relationship with ClickAgent was terminated. Powell also asserted various other causes of action, including fraud, breach of fiduciary duty, and conversion, arising from the same set of allegations. Powell claims he is entitled to a percentage of ClickAgents' profits and a percentage of the merger consideration from ValueClick, which Powell estimated in his complaint to exceed $11 million, and to other equitable relief, including appointment of a receiver. ValueClick believes that Mr. Powell's allegations are without merit and intends to vigorously defend the lawsuit on behalf of all defendants. The discovery process in this matter has commenced and the ValueClick anticipates filing a response to the lawsuit shortly. The Company has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

         Other than the ClickAgents matter discussed above, we are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In July and December 2000, stockholders holding a majority of our common stock approved a resolution by written consent to amend our 1999 Stock Option Plan to increase the number of shares of common stock reserved for issuance under the Plan from 4,000,000 to 5,000,000 shares. We intend to circulate an Information Statement shortly to our stockholders describing the proposed change.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock has traded on The Nasdaq National Market under the symbol "VCLK" since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market. On December 29, 2000, the last sale price of our common stock reported by the Nasdaq National Market was $4.94 per share. On March 27, 2001, the last sale price of our common stock reported by the Nasdaq National Market was $3.69 per share.


                                              HIGH          LOW
                                          ------------- -------------
2000
- ----
Fourth Quarter                             $      6.50   $      3.69
Third Quarter                                    12.38          6.44
Second Quarter                                   18.00          9.13
First Quarter                                    24.00         20.94

HOLDERS

         As of December 31, 2000, there were 265 stockholders of record who held shares of our common stock.

DIVIDEND POLICY

         We have not declared or paid any cash dividends on our capital stock since our inception and we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The following is a summary of transactions by ValueClick during our 2000 fiscal year involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

         In January 2000, we issued 496,658 shares of our common stock to three employees upon exercise of options granted under our 1999 Stock Option Plan. Of these shares, 495,436 shares were issued at an exercise price of $0.25 per share and 1,222 of the shares were issued at an exercise price of $1.00 per share. In February 2000, we issued 1,222 shares of our common stock to one employee upon exercise of options granted under our 1999 Stock Option Plan at an exercise price of $4.00 per share. In March 2000, we issued 1,824 shares of our common stock to three employees, upon exercise of options granted under our 1999 Stock Option Plan, at an average weighted exercise price of $1.20 per share. The issuance of these options and shares was exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as securities issued under a written compensatory benefit plan established by us for the participation of our employees, directors, officers or consultants and advisors.

         In February 2000, we issued 7,878,562 shares of our common stock at a price of $10.88 per share to DoubleClick Inc. in consideration of $10.0 million in cash and 732,860 shares of DoubleClick common stock. In this transaction, DoubleClick also received a warrant to purchase that number of shares of our common stock which would result in DoubleClick owning 45% of our fully diluted shares at a price of $21.76 per share. Our issuance of ValueClick stock in this transaction was not required to be registered under the Securities Act in reliance upon the exemption for nonpublic offerings.

         In March 2000, we issued 48,836 shares of our common stock to two stockholders of ValueClick Japan, each of whom are accredited investors, in exchange for additional shares of ValueClick Japan equal to 3.4% of the outstanding equity of ValueClick Japan and having a fair market value of approximately $633,000. The issuance of these shares was exempt from registration under the Securities Act in reliance on Rule 506 of the Securities Act.

         On November 20, 2000, we acquired all outstanding shares of Bach Systems, Inc. in a stock for stock transaction. As consideration for this transaction, we issued 750,000 shares of our common stock to the stockholders of Bach Systems. Our issuance of ValueClick stock in the acquisition was not required to be registered under the Securities Act in reliance upon the exemption for nonpublic offerings. We entered into a Registration Rights Agreement with the former stockholders of Bach Systems under which we agreed to file a shelf registration statement on Form S-3 covering the 750,000 shares issued to the stockholders at the closing and any shares of ValueClick stock issued to the stockholders pursuant to the earn-out features of the merger agreement.

         On December 8, 2000, we acquired all outstanding shares of ClickAgents.com, Inc. in a stock for stock transaction. As consideration for this transaction, we issued 4,904,480 shares of our common stock to the stockholders of ClickAgents and reserved 428,853 additional shares of our common stock for issuance upon exercise of outstanding employee stock options of ClickAgents.com. The issuance of these shares was exempt from registration pursuant to section 3(a)(10) of the Securities Act and was qualified for issuance under California law after a fairness hearing held by the California Commissioner of Corporations.

USE OF PROCEEDS FROM THE IPO

         On March 30, 2000, we completed an initial public offering ("IPO") of 4,000,000 shares of our Common Stock at $19.00 per share. The offering closed on April 5, 2000. The proceeds to us from the IPO, after deducting underwriting discounts and commissions, were $70.7 million. After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds from the offering of approximately $69.6 million. We have applied the net proceeds of the IPO toward general corporate purposes, including working capital and for the purchase of short-term, interest-bearing, investment grade securities.

ITEM 6. SELECTED FINANCIAL DATA

             The selected consolidated financial data set forth below with respect to ValueClick's consolidated statement of operations for each of the years ended December 31, 2000 and 1999 and the period from May 1, 1998 (inception) through December 31, 1998 and with respect to ValueClick's consolidated balance sheet as of December 31, 2000 and 1999 have been derived from the audited financial statements of ValueClick which are included elsewhere herein. The information contained herein reflects our merger with ClickAgents, which was accounted for as a pooling-of-interests and, accordingly, all prior periods have been restated to combine the results of ValueClick and ClickAgents. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, `Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and the notes to those statements included elsewhere herein.

CONSOLIDATED STATEMENT OF
OPERATIONS DATA

                                                                                     PERIOD FROM
                                                                                     MAY 1, 1998
                                                                                     (INCEPTION)
                                                                                       THROUGH
                                                        YEAR ENDED DECEMBER 31,       DECEMBER 31,
                                                         2000            1999            1998
                                                       ---------       ---------     -------------
                                                          (in thousands, except per share data)
Revenues                                               $  56,706       $  24,798       $   2,052
Cost of revenues                                          27,527          11,891           1,104
                                                       ---------       ---------     -------------
    Gross profit                                          29,179          12,907             948

Operating expenses:
  Sales and marketing                                     11,001           2,942             516
  General and administrative                              10,937           4,430             404
  Product development                                      4,575           1,100             155
  Stock-based compensation                                 5,058           3,506              61
  Amortization of intangible assets                        1,069             401              33
  Merger-related costs                                       353            --              --
                                                       ---------       ---------     -------------
    Total operating expenses                              32,993          12,379           1,169
                                                       ---------       ---------     -------------
Income (loss) from operations                             (3,814)            528            (221)

  Equity in losses of ValueClick Japan                      --               (64)             (9)
  Interest income, net                                     4,088              45               7
  Loss on sale of marketable securities                   (9,006)           --              --
  Impairment write-down of marketable securities         (60,233)           --              --
  Gain from ValueClick Japan stock issuance               13,656            --              --
  Gain on the sale of ValueClick Japan stock               2,344            --              --
                                                       ---------       ---------     -------------
Income (loss) before income taxes and minority           (52,965)            509            (223)
  Provision for income taxes                               2,237           1,732            --
                                                       ---------       ---------     -------------
Loss before minority interest                            (55,202)         (1,223)           (223)
  Minority share of income in ValueClick Japan              (419)             (6)           --
                                                       ---------       ---------     -------------
    Net loss                                           $ (55,621)         (1,229)           (223)
                                                       =========       =========     =============

Basic and diluted net loss per common share:           $   (1.89)      $   (0.08)      $   (0.02)
Shares used to calculate basic and diluted net
loss per common share:                                    29,423          14,955           9,912

                                                              DECEMBER 31,
                                                         2000            1999
                                                       ---------       ---------
CONSOLIDATED BALANCE SHEET DATA

Cash , cash equivalents and marketable securities      $ 126,086           2,735
Working capital                                          127,573           5,943
Total assets                                             151,264          17,612
Total Stockholders' equity                               125,773          10,665

QUARTERLY RESULTS

         The following table sets forth some of our selected financial information for our eight most recent fiscal quarters in dollar terms and as a percentage of revenue. The information contained herein reflects our merger with ClickAgents, which was accounted for as a pooling-of-interests and, accordingly, all prior periods have been restated to combine the results of ValueClick and ClickAgents. In the opinion of our management, this unaudited financial information has been prepared on the same basis as the audited financial information, and includes all adjustments, consisting only of normal recurring adjustments, necessary to present this information fairly when read in conjunction with our financial statements and the related notes contained elsewhere herein. These operating results are not necessarily indicative of results of any future period.


                                                                    THREE-MONTH PERIOD ENDED
                                               --------------------------------------------------------------------------
                                                MAR. 31, JUN. 30, SEPT. 30, DEC. 31, MAR. 31, JUN. 30, SEPT. 30,  DEC. 31,
(IN THOUSANDS)                                   1999     1999      1999     1999     2000     2000     2000       2000
                                               --------------------------------------------------------------------------

Revenues                                       $2,143   $3,619    $6,723   $12,313   $14,105 $14,903  $12,441   $15,257

Cost of revenues                                1,096    1,440     3,237     6,118     7,040   7,565    5,745     7,177
                                               --------------------------------------------------------------------------

    Gross profit                                1,047    2,179     3,486     6,195     7,065   7,338    6,696     8,080

Operating expenses:

  Sales and marketing                             257      391       819     1,475     1,958   2,673    2,766     3,604

  General and administrative                      344      624     1,217     2,245     1,864   2,601    3,276     3,196

  Product development                             108      213       266       513       827     976    1,317     1,455

  Stock-based compensation                         33      441     1,003     2,029     1,297   1,397    1,223     1,141

  Amortization of intangible assets                13       13       160       215       223     225      225       396

  Merger-related costs                              -        -         -         -         -       -        -       353
                                               --------------------------------------------------------------------------
    Total operating expenses                      755    1,682     3,465     6,477     6,169   7,872    8,807    10,145
                                               --------------------------------------------------------------------------
Income (loss)  from operations                    292      497        21      (282)      896    (534)  (2,111)   (2,065)


  Equity in losses of ValueClick Japan            (42)     (10)      (12)        -         -       -        -         -

  Interest income, net                              5       14        19         7        54   1,190    1,398     1,446

  Loss on sale of marketable securities             -        -         -         -         -  (9,006)       -         -
  Impairment write-down of marketable
        securities                                  -        -         -         -         -       -        -   (60,233)

  Gain from ValueClick Japan stock issuance         -        -         -         -         -  13,656        -         -

  Gain on the sale of ValueClick Japan stock        -        -         -         -         -       -    1,076     1,268
                                               --------------------------------------------------------------------------
Income (loss) before income taxes
        and minority interests                    255      501        28      (275)      950   5,306      363   (59,584)

  Provision for (benefit form) income taxes       127      400       498       707       959   2,829      685    (2,236)
                                               --------------------------------------------------------------------------
Income (loss) before minority interest            128      101      (470)     (982)       (9)  2,477     (322)  (57,348)
  Minority share of (income) loss in
        ValueClick Japan                            -        -        28       (34)     (132)    (22)    (126)     (139)
                                               --------------------------------------------------------------------------

    Net income (loss)                           $ 128   $  101   $  (442) $ (1,016)    $(141) $2,455    $(448)$ (57,487)
                                               ==========================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page 36. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Business - Risk Factors" and elsewhere in this Report.

OVERVIEW

         We focus on a performance-based Internet advertising solutions, known as cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-lead ("CPL"), in which an advertiser only pays us, and we in turn only pay a publisher of a Web site, when an Internet user clicks on an advertiser's banner advertisement or performs an action, as specifically defined in each campaign. We provide our advertising customers, primarily direct marketing companies, an Internet advertising alternative to the cost-per-thousand-impressions, or CPM, model, in which advertisers pay whenever their banner ads are displayed. Our solution provides publishers of over 30,000 small- to medium-sized Web sites the opportunity to generate advertising revenues. We also provide publishers of large Web sites the ability to capture incremental revenues from their unsold advertising inventory.

         Our Internet advertising business began in July 1997, as a line of business within Web-Ignite Corporation. In May 1998, the Internet advertising business of Web-Ignite was transferred to ValueClick, LLC, a newly-formed California limited liability company controlled by Web-Ignite's sole stockholder. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation. See "Certain Relationships and Related Transactions " for more detailed information.

         We generate revenues by delivering banner and text-link advertisements to Web sites in the ValueClick network. Pricing of our advertising is on a CPC, CPA and CPL basis and varies depending on whether advertising is delivered across our entire network or across targeted categories within our network. During 2000, approximately 85% of our revenues were derived from banner advertising delivered across our entire network. We sell our services through our sales and marketing staff located in Westlake Village, California; San Francisco, California; New York, New York; Fremont, California; West Palm Beach, Florida; Tokyo, Japan; London, England; Paris, France; Munich, Germany; Toronto, Canada; and, Sao Paolo, Brazil. The advertisements we deliver are sold under short-term agreements that are subject to cancellation. Revenues are recognized in the month that clicks or action from clicks on delivered banner advertisements occur or when a customer lead is delivered, provided that no significant obligations on our part remain and collection of the related receivable is probable. To date, our agreements have not required a guaranteed minimum number of clicks or actions. We pay each Web site in the ValueClick network a price-per-click or price-per-action, which is based upon the respective volume delivered by the Web site in a given month. These payments made to Web publishers are included in the cost of revenues. Our agreements with Web publishers are also subject to cancellation.

         We expect to generate most of our revenues in the foreseeable future from Internet advertising. Our ten largest advertisers accounted for 38% of our revenues for the year ended December 31, 1999 and 30% of our revenues for the year ended December 31, 2000. For the year ended December 31, 2000, no single advertiser accounted for more than 10% of our revenues and no Web site contributed more than

10% of our advertising inventory, as measured by the number of clicks generated by each Web site in the ValueClick network.

         The Company operates in one industry segment, the performance based Internet advertising industry, and as such has no other separate reportable industry segments.

         The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan and with operations in Europe through its wholly owned subsidiary, ValueClick Europe, ValueClick France and ValueClick Germany. Other international subsidiaries include ValueClick Canada and ValueClick Brazil. The Company's geographic information is as follows:



                                                               YEAR ENDED
                                                           DECEMBER 31, 2000
                                                     ----------------------------
                                                                                             LONG-LIVED
                                                                      INCOME (LOSS)            ASSETS
                                                                          FROM            AT DECEMBER 31,
                                                      REVENUES         OPERATIONS               2000
                                                  ------------------------------------------------------------
United States..................................        $42,568,000        $(3,563,000)            $ 9,732,000
Japan..........................................         11,679,000           1,523,000                471,000
Europe.........................................          2,443,000         (1,140,000)                154,000
Other International.............................            16,000           (634,000)                 48,000
                                                  ------------------------------------------------------------
      Total....................................        $56,706,000        $(3,814,000)            $10,405,000
                                                  ============================================================


                                                              YEAR ENDED
                                                           DECEMBER 31, 1999
                                                     ----------------------------
                                                                                            LONG-LIVED
                                                                     INCOME (LOSS)            ASSETS
                                                                          FROM            AT DECEMBER 31,
                                                      REVENUES         OPERATIONS              1999
                                                  ------------------------------------------------------------
United States..................................        $22,705,000           $685,000              $4,621,000
Japan..........................................          2,093,000             15,000                 200,000
Europe.........................................                 --           (172,000)                 17,000
                                                  ------------------------------------------------------------
      Total....................................        $24,798,000           $528,000              $4,838,000
                                                  ============================================================

         All our operations in 1998 were based in the United States.

VALUECLICK JAPAN

         Prior to August 6, 1999, we had a 32% ownership interest in ValueClick Japan, which was accounted for using the equity method of accounting. On August 6, 1999, we purchased an additional 22% of ValueClick Japan stock in exchange for 320,000 shares of our common stock valued at $12.96 per share, giving us a 54% ownership interest in ValueClick Japan. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes. The acquisition was accounted for using the purchase method. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, to the extent acquired by us. The remaining portion of the ValueClick Japan assets and liabilities was recorded at the historical cost basis of the minority stockholders. The purchase price allocation indicates additional intangible assets, comprised of goodwill, totaling $4.2 million, which will be amortized on a straight-line basis over an estimated life of five years. In January 2000 we purchased an additional 3.4% of ValueClick Japan stock in exchange for 48,836 shares of our common stock valued at approximately $633,000, which would give us a 57.4% ownership interest in ValueClick Japan.

         On May 31, 2000, ValueClick Japan completed its initial public offering on Japan's "Mothers Market", in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, totaled $25.4 million. A related gain of $13.7 million was recorded in the consolidated statements of operations for the year ended December 31, 2000 representing the change in net equity for the Company's share of the proceeds received by ValueClick Japan for its stock issuance.

         During 2000, we sold 177 shares of our ValueClick Japan holdings for aggregate proceeds of $2.6 million and a resulting gain of $2.3 million. We maintained majority interest in ValueClick Japan with 52.6% ownership subsequent to the sale of these shares.

DOUBLECLICK INVESTMENT

         On February 28, 2000, we consummated an investment by DoubleClick under a Common Stock And Warrant Purchase Agreement (the "Agreement") entered into on January 11, 2000 whereby DoubleClick acquired 7,878,562 shares of our common stock for an estimated purchase price of $12.16 per share paid in cash of $10.0 million and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average trading price of $117.07 per share. Under the Agreement, we also issued a warrant to DoubleClick to acquire additional shares of our common stock at $21.76 per share payable in DoubleClick common stock, which is exercisable for that number of shares that would result in DoubleClick owning 45% of our outstanding common stock on a fully diluted basis. The warrant is exercisable during the 15-month period commencing on February 28, 2000.

         We account for our holdings of DoubleClick common stock as an available for sale investment in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities," whereby the investment is carried at market value with unrealized holding gains and losses from increases and decreases in market value being recorded as a separate component of stockholders' equity until realized.

         During May 2000, we sold 165,000 shares of our DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million. In December 2000, we made an assessment that the decline in market value of our DoubleClick stock was other than temporary. Accordingly, for the year ended December 31, 2000, we recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for as a separate component of stockholders' equity.

BUSINESS COMBINATIONS

         In November 2000, we completed our acquisition of Bach Systems, Inc. This acquisition was accounted for under the purchase method, with the financial results of Bach Systems included in our consolidated operating results from the date of acquisition forward. In December 2000, we completed our acquisition of ClickAgents.com Inc. This acquisition was accounted for as a pooling-of-interests. In January 2001, we completed our acquisition of Z Media, Inc. for approximately 2.7 million shares of our common stock. This acquisition was also accounted for as a pooling-of-interests.

         Due to the application of pooling-of-interests accounting for our acquisition of ClickAgents.com, the financial results for all periods presented in this Report have been restated to reflect the combined results of ValueClick and ClickAgents.com, Inc.

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for the periods indicated as a percentage of revenues:

                                                              PERIOD FROM
                                                              MAY 1, 1998
                                                              (INCEPTION)
                                                                THROUGH
                                                              DECEMBER 31,          YEAR-ENDED DECEMBER 31,
                                                                  1998              1999               2000
                                                            ----------------- ------------------ -----------------
   Revenues                                                             100%               100%              100%
   Cost of revenues                                                      54%                48%               49%
                                                            ----------------- ------------------ -----------------
       Gross profit                                                      46%                52%               51%

   Operating expenses:
     Sales and marketing                                                 25%                12%               19%
     General and administrative                                          20%                18%               19%
     Product development                                                  8%                 4%                8%
     Stock-based compensation                                             3%                14%                9%
     Amortization of intangible assets                                    2%                 2%                2%
     Merger-related costs                                                 0%                 0%                1%
                                                            ----------------- ------------------ -----------------
       Total operating expenses                                          57%                50%               58%
                                                            ----------------- ------------------ -----------------
   Income (loss) from operations                                        (11%)                2%               (7%)

     Equity in losses of ValueClick Japan                                 0%                 0%                0%
     Interest income, net                                                 0%                 0%                7%
     Loss on sale of marketable securities                                0%                 0%              (16%)
     Impairment write-down of marketable securities                       0%                 0%             (106%)
     Gain from ValueClick Japan stock issuance                            0%                 0%               24%
     Gain on the sale of ValueClick Japan stock                           0%                 0%                4%
                                                            ----------------- ------------------ -----------------
   Income (loss) before income taxes and minority interests             (11%)                2%              (93%)
     Provision for income taxes                                           0%                 7%                4%
                                                            ----------------- ------------------ -----------------
   Loss before minority interest                                        (11%)              (5%)              (97%)
     Minority share of income in ValueClick Japan                         0%               (0%)               (1%)
                                                            ----------------- ------------------ -----------------
       Net loss                                                         (11%)              (5%)              (98%)
                                                            ================= ================== =================

FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

         Our revenues are derived primarily from the sale of clicks on advertisements delivered through the ValueClick and ClickAgents networks and actions delivered through Bach Systems' OnResponse.com network. We charge each advertiser an amount based on the number of times users click on the advertiser's banner ad or the number of times users perform actions, as defined by each specific contract, on the advertiser's website. Net revenues for the year ended December 31, 2000 were $56.7 million compared to $24.8 million for 1999, an increase of $31.9 million or 128.7%. Revenue growth for 2000 was attributable primarily to growth in the worldwide ValueClick consolidated networks and our ability to serve a larger advertiser customer base. Additionally, the increase in revenue in 2000 over 1999 resulted from the inclusion of the operating results of Bach Systems for the two-month period ended December 31, 2000. The ValueClick worldwide network delivered 138.6 million click-throughs during the year ended December 31, 2000, compared to 47.6 million click-throughs during the year ended 1999. The Company also delivered more than 42.3 billion ad impressions during 2000.

COST OF REVENUES

         Cost of revenues consists primarily of amounts we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a cost-per-click, cost-per-action or cost-per-lead basis. Cost of revenues also includes depreciation costs of the advertising delivery system and Internet access costs. Cost of revenues was $27.5 million for the year ended December 31, 2000 compared to $11.9 million for 1999, an increase of $15.6 million or 131.5%. The increase in cost of revenues was directly attributable to the increased delivery of clicks and actions on advertisements. Gross profit margins remained consistent at 51.5% for 2000 from 52.0% in 1999.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2000 were $11.0 million compared to $2.9 million in 1999, an increase of $8.1 million or 273.9%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel domestically and worldwide and to increased advertising, public relations and other sales and marketing activities.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and professional service fees. General and administrative expenses for the year ended December 31, 2000 were $10.9 million compared to $4.4 million for 1999, an increase of $6.5 million or 146.9%. The increase in general and administrative expenses was due primarily to expenses associated with hiring additional executive and administrative personnel, expanding our corporate offices to accommodate our increased personnel, facilities costs associated with the opening of new sales and international offices and professional service expenses that were not incurred in 1999.

PRODUCT DEVELOPMENT

         Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the year ended December 31, 2000 were $4.6 million compared to $1.1 million for 1999, an increase of $3.5 million or 315.9%. The increase was due primarily to the hiring of additional engineers and support personnel needed to attain our strategic objectives.

STOCK-BASED COMPENSATION

         Deferred stock compensation included in the accompanying consolidated balance sheets reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation for the year ended December 31, 2000 amounted to $5.1 million, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The increase in stock-based compensation from $3.5 million for the year ended December 31, 1999 represents a full year of amortization in 2000 as well as additional deferred compensation recorded in 2000 related to stock options granted to ClickAgents' employees.

AMORTIZATION OF INTANGIBLE ASSETS AND ACQUIRED SOFTWARE

         Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in May 1998, goodwill created as a result of the acquisitions of Bach Systems in November 2000 and a majority interest in ValueClick Japan in August 1999 and software acquired from StraightUP!, Inc. in September 2000.

MERGER-RELATED COSTS

         The merger-related costs incurred in 2000 represent non-recurring direct incremental costs associated with the merger with ClickAgents accounted for under the pooling-of-interests method.

INTEREST INCOME, NET

         Interest income, net principally consists of interest earned on our cash and cash equivalents and is net of interest paid on debt obligations. Interest income was $4.1 million for the year ended December 31, 2000 compared to $45,000 for 1999. The increase is attributable to the increased balances of cash and cash equivalents primarily resulting from the proceeds we received from our initial public stock offering, the DoubleClick investment transaction, the sale of a portion of our DoubleClick stock holdings and the initial public stock offerings of our majority owned subsidiary, ValueClick Japan.

LOSS ON SALE OF MARKETABLE SECURITIES / IMPAIRMENT WRITE-DOWN OF MARKETABLE SECURITIES

         On February 28, 2000, we consummated an investment by DoubleClick under which DoubleClick acquired 7,878,562 shares of our common stock for an estimated purchase price of $10.0 million in cash and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share.

         We account for our holdings of DoubleClick common stock as an available for sale investment, whereby the investment is carried at market value with unrealized holding gains and losses from increases and decreases in market value being recorded as a separate component of stockholders' equity until realized or when losses are determined to be other than temporary.

         During May 2000, we sold 165,000 shares of our DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million. In December 2000, we made a judgmental determination that the decline in market value of our DoubleClick stock was other than temporary. Accordingly, for the year ended December 31, 2000 we recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for as a separate component of stockholders' equity.

GAIN ON THE VALUECLICK JAPAN STOCK ISSUANCE

         On May 31, 2000, ValueClick Japan, our majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. The gain of $13.7 million recorded in our consolidated statements of operations for the year ended December 31, 2000 represents the change in net equity for our share of the proceeds received by ValueClick Japan for their stock issuance.

GAIN ON THE SALE OF VALUECLICK JAPAN STOCK

         During 2000, we sold 177 shares of our ValueClick Japan holdings for aggregate proceeds of $2.6 million and a resulting realized gain of $2.3 million. We maintained majority interest in ValueClick Japan with 52.6% ownership subsequent to the sale of these shares.

PROVISION FOR INCOME TAXES

         For the year ended December 31, 2000, our provision for Federal, state and foreign income taxes amounted to $2.2 million, compared to $1.7 million for 1999. The provision for income taxes for both periods reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization. Additionally, income tax benefits from the impairment write-down of marketable securities and the net realized capital losses are not reflected as the realization of theses benefits is not deemed more likely than not.

MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

         Minority share of income of ValueClick Japan was $419,000 for the year ended December 31, 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income achieved by ValueClick Japan.

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

         Our revenues were $24.8 million for the year ended December 31, 1999 as compared to $2.1 million for the period from May 1, 1998 (inception) through December 31, 1998. The increase in revenues over these periods was due to the growth of the ValueClick consolidated network and our ability to serve a larger advertiser customer base.

COST OF REVENUES

         For the year ended December 31, 1999 our cost of revenues was $11.9 million compared to $1.1 million for the period from May 1, 1998 (inception) through December 31, 1998. The increase in cost of revenues over these periods was directly attributable to the increased delivery of banner advertisements and clicks on banner advertisements.

SALES AND MARKETING

         For the year ended December 31, 1999 our sales and marketing expenses were $2.9 million compared to $516,000 for the period from May 1, 1998 (inception) through December 31, 1998. The $2.4 million increase in sales and marketing expense was primarily due to the addition of sales and marketing personnel, and to increased advertising, public relations and other sales and marketing activities.

GENERAL AND ADMINISTRATIVE

         For the year ended December 31, 1999 we had general and administrative expenses of $4.4 million compared to $404,000 for the period from May 1, 1998 (inception) through December 31, 1998. The $4.0 million increase in 1999 was primarily attributable to the addition of executive and administrative employees. In addition, we increased our allowance for doubtful accounts by $636,000 as a result of the significant growth in our revenue and accounts receivable and our limited historical collection experience. We also have incurred related expenses associated with hiring additional personnel, expanding our corporate offices to accommodate our increased personnel and other professional service expenses that were not incurred in 1998.

PRODUCT DEVELOPMENT

         For the year ended December 31, 1999, we had product development expenses of $1.1 million compared to $155,000 on a combined historical basis for the period from May 1, 1998 (inception) through December 31, 1998. The increase was primarily attributable to the hiring of additional engineers and support personnel.

STOCK-BASED COMPENSATION

         In connection with the grant of stock options to employees and the imposition of restrictions on common shares held by certain founding employees, during the year ended December 31, 1999, we recorded a deferred compensation balance of approximately $8.6 million. This deferred compensation represented the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of these options at the date of grant or the purchase price of these restricted shares at the date of issuance, resulting in an expense charge of $2.9 million for the year ended December 31, 1999 related to amortization of this deferred compensation. Deferred compensation is presented as a reduction of stockholders' equity and amortized over the vesting period of applicable options or restricted shares which is generally four years. Stock-based compensation for the year ended December 31, 1999 also included a charge of approximately $563,000 related to the issuance of stock and stock options to non-employees for services provided.

AMORTIZATION OF INTANGIBLE ASSETS AND ACQUIRED SOFTWARE

         Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in May 1998 and amortization of goodwill created as a result of the acquisition of a majority interest in ValueClick Japan in August 1999.

EQUITY IN LOSSES OF VALUECLICK JAPAN

         Equity in loss of ValueClick Japan increased from $9,000 for the period from May 1, 1998 (inception) through December 31, 1998 to $64,000 for the year ended December 31, 1999. The loss is primarily a result of the increase in operating expenses required to grow the ValueClick Japan business, which began full operation in November 1998.

INTEREST AND OTHER INCOME (EXPENSE), NET
         Interest and other income principally consists of interest earned on our cash and cash equivalents and is net of interest paid on debt obligations. Interest expense was $7,000 for the period from May 1, 1998 (inception) through December 31, 1998 and $45,000 for the year ended December 31, 1999.

INCOME TAXES

         For the period from May 1, 1998 (inception) through December 31, 1998, we were a limited liability company, or LLC, and as such, were subject to the provisions of Subchapter K of the Internal Revenue Code. Under those provisions, we did not pay Federal income taxes on any taxable income. Instead, the members of the LLC were liable for individual Federal income taxes on our taxable income. Upon conversion to a C-corporation on December 31, 1998, we commenced using the asset and liability method of accounting for income taxes. Our conversion from an LLC to a C-corporation did not have a material impact on our financial position or results of operations. Following the conversion, we have been operating as a C-corporation and are subject to Federal and state income taxes. For the year ended December 31, 1999, our provision for Federal and state income taxes amounted to $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through working capital generated from operations and equity financings. Net cash provided by operating activities was $6.9 million for the fiscal year December 31, 2000.

         The net cash provided by investing activities for the fiscal year ended December 31, 2000 of $8.2 million was the result of $10.3 million in proceeds received from the sale of 165,000 shares of our DoubleClick holdings, $2.6 million in proceeds received from the sale of 177 shares of our ValueClick Japan holdings offset by $4.8 million of cash used to purchase property and equipment, core technologies, and business acquisitions.

         Net cash provided by financing activities was $103.6 million for the fiscal year ended December 31, 2000, which resulted principally from the following transactions:

DOUBLECLICK TRANSACTION

         We received $10 million in cash and 732,860 shares of DoubleClick common stock on February 28, 2000, upon the closing of the investment by DoubleClick in ValueClick.

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

CREDIT FACILITY

         On October 21, 1999, we executed a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving credit line to be used for general working capital. Interest on the outstanding balances accrues at an annual rate of one percentage point above the bank's prime rate. As of December 31, 2000, the bank's prime rate was 9.5%. The credit facility contains provisions requiring us to maintain certain financial ratios and restricts our ability to execute certain transactions including transfers of our business property, mergers, borrowings, dividends and transactions with affiliates.

         The credit facility expires and all outstanding balances are due on the first anniversary of the agreement. In exchange for the credit facility, we granted the bank a first priority security interest in our goods and equipment, accounts receivables and intellectual property. At December 31, 2000, we had no outstanding borrowings against this credit line.

         We believe that our existing cash and cash equivalents, our available bank credit and the proceeds from our initial public offering are sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS No. 137 and 138, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133, as amended, requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. We are required to follow the guidance in SFAS 133 for our fiscal year beginning January 1, 2001. We have not held derivative instruments or engaged in hedging activities. Accordingly, we do not believe the adoption of SFAS No. 133, as amended, will have a significant impact on our consolidated financial position, results of operations or cash flows.

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

         In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 did not have an impact on our financial reporting.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, which revised standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 carries over most the provisions of SFAS No. 125 without reconsideration. To date, we have not engaged in any transactions that would fall under SFAS No. 140 and do not believe that adoption of SFAS No. 140 will have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not hold any derivative instruments and do not engage in hedging activities. The interest rate of our line of credit with Silicon Valley Bank varies depending on the bank's prime rate. Currently, we do not have any outstanding borrowings against this credit facility.

         Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates its transactions in the Japanese Yen. Our exposure is limited to the extent of the amount of ValueClick Japan's net assets which totaled $25.6 million at December 31, 2000. We also transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Europe, which denominates its transactions in U.K. pounds. The effect of foreign exchange rate fluctuations for the year ended December 31, 2000 was not material. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings or equity as a result of foreign currency exchange rate fluctuations.

         Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

         As part of the consideration for DoubleClick's investment in our company, we received 732,860 shares of DoubleClick common stock valued at approximately $85.8 million based on an average value of $117.07 per share for the public announcement date of January 13, 2000 and the five trading days before and after that date. In April 2000, all of the DoubleClick shares that we own were registered for sale by DoubleClick in a registration statement that went effective September 11, 2000. During 2000, we sold 165,000 shares of the DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million. In December 2000, we made an assessment that the decline in market value of the remaining DoubleClick stock was other than temporary. Accordingly, for the year ended December 31, 2000 we recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for a separate component of stockholders' equity. Further downward fluctuations in the market price of DoubleClick's common stock could have a material effect on the value that we ultimately realize from the remaining shares.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                             Page
                                                                                                                             ----
ValueClick, Inc. Consolidated Financial Statements
      Report of Independent Accountants...................................................................................   37
      Consolidated Balance Sheets at December 31, 2000 and 1999...........................................................   38
      Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period from May 1, 1998
        (inception) through December 31, 1998.............................................................................   39
      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999 and the period from
        May 1, 1998 (inception) through December 31, 1998.................................................................   40
      Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the period from May 1, 1998
        (inception) through December 31, 1998.............................................................................   41
      Notes to Consolidated Financial Statements..........................................................................   42
      Schedule II - Valuation and Qualifying Accounts.....................................................................   59

                        REPORT OF INDEPENDENT ACCOUNTANTS


         To the Board of Directors and Stockholders of ValueClick, Inc.

         In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period from May 1, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respect, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the our opinion.

         /s/ PricewaterhouseCoopers LLP

         Woodland Hills, California
         February 22, 2001

                                VALUECLICK, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                         DECEMBER 31,
                                                                                           --------------------------------------
                                                                                                  2000               1999
                                                                                           --------------------------------------
ASSETS
   Current assets:
      Cash and cash equivalents..........................................                       $ 119,840,000       $  2,735,000
      Marketable securities..............................................                           6,246,000                 --
      Accounts receivable, net of allowance for doubtful accounts of
        $1,454,000 and $762,000 as of December 31, 2000 and 1999,
        respectively.....................................................                          12,005,000          8,729,000
      Prepaid expenses and other current assets..........................                             889,000            554,000
      Deferred income taxes..............................................                           1,373,000            384,000
                                                                                           --------------------------------------
              Total current assets.......................................                         140,353,000         12,402,000
Property and equipment, net..............................................                           2,978,000          1,169,000
Acquired software, net...................................................                             414,000             67,000
Intangibles, net.........................................................                           7,013,000          3,859,000
Other assets.............................................................                             506,000            115,000
                                                                                           --------------------------------------
              Total assets...............................................                       $ 151,264,000      $  17,612,000
                                                                                           ======================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.................................                       $   9,919,000       $  4,789,000
   Income taxes payable..................................................                           2,405,000          1,124,000
   Deferred revenue......................................................                             446,000            389,000
   ValueClick Japan short term borrowings................................                                  --            147,000
   Note payable, current portion.........................................                              10,000             10,000
                                                                                           --------------------------------------

              Total current liabilities..................................                          12,780,000          6,459,000

Note payable, less current portion.......................................                              13,000             20,000
Deferred tax liabilites..................................................                                  --             15,000
Minority interest in ValueClick Japan....................................                          12,698,000            453,000
Commitments and contingencies (Note 13)..................................
Stockholders' equity:
   Preferred stock, $0.001 par value; 20,000,000 shares authorized at
      December 31, 2000 and 1999; Series A Convertible - 0 and
      297,132 shares issued and outstanding at December 31,
      2000 and 1999, respectively........................................                                  --              1,000
      Series B Convertible - 0 and 1,047,804 shares issued and outstanding
        at December 31, 2000 and 1999, respectively......................                                  --              1,000
      Series C Convertible - 0 and 1,301,850 shares issued and outstanding
        at December 31, 2000 and 1999, respectively......................                                  --              1,000
   Common stock, $0.001 par value; 100,000,000 shares authorized;
      33,702,947 and 15,147,991 shares issued and outstanding at
      December 31, 2000 and 1999, respectively;..........................                              34,000             15,000
   Additional paid-in capital............................................                         189,312,000         17,584,000
   Treasury stock, at cost, 123,500 and 0 shares at December 31, 2000 and
      1999, respectively.................................................                           (574,000)                  -
   Deferred stock compensation...........................................                         (4,529,000)        (5,678,000)
   Cumulative other comprehensive loss...................................                         (1,620,000)           (30,000)
   Accumulated deficit...................................................                        (56,850,000)        (1,229,000)
                                                                                           --------------------------------------
        Total stockholders' equity.......................................                         125,773,000         10,665,000
                                                                                           --------------------------------------
              Total liabilities and stockholders' equity.................                       $ 151,264,000        $17,612,000
                                                                                           ======================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                VALUECLICK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                     PERIOD FROM
                                                                                                                     MAY 1, 1998
                                                                                             YEAR                    (INCEPTION)
                                                                                             ENDED                     THROUGH
                                                                                           DECEMBER 31,              DECEMBER 31,
                                                                           -----------------------------------------
                                                                                     2000               1999             1998
                                                                           -------------------------------------------------------
Revenues..................................................................      $  56,706,000       $  24,798,000    $  2,052,000
Cost of revenues..........................................................         27,527,000          11,891,000       1,104,000
                                                                           -------------------------------------------------------

   Gross profit...........................................................         29,179,000          12,907,000         948,000

Operating expenses:
   Sales and marketing....................................................         11,001,000           2,942,000         516,000
   General and administrative.............................................         10,937,000           4,430,000         404,000
   Product development....................................................          4,575,000           1,100,000         155,000
   Stock-based compensation...............................................          5,058,000           3,506,000          61,000
   Amortization of intangibles and acquired software......................          1,069,000             401,000          33,000
   Merger-related costs...................................................            353,000                  --              --
                                                                           -------------------------------------------------------
        Total operating expenses..........................................         32,993,000          12,379,000       1,169,000
                                                                           -------------------------------------------------------
   Income (loss) from operations..........................................         (3,814,000)            528,000        (221,000)
Equity in loss of ValueClick Japan........................................                 --             (64,000)         (9,000)
Interest income, net......................................................          4,088,000              45,000           7,000
Loss on sale of marketable securities.....................................         (9,006,000)                 --              --
Impairment write-down of marketable securities............................        (60,233,000)                 --              --
Gain from ValueClick Japan stock issuance.................................         13,656,000                  --              --
Gain on sale of ValueClick Japan stock....................................          2,344,000                  --              --
                                                                           -------------------------------------------------------
   Income (loss) before income taxes and minority interest................        (52,965,000)            509,000        (223,000)
Provision for income taxes................................................          2,237,000           1,732,000              --
                                                                           -------------------------------------------------------
Net loss before minority interest.........................................        (55,202,000)         (1,223,000)       (223,000)
Minority interest in ValueClick Japan.....................................           (419,000)             (6,000)              --
                                                                           -------------------------------------------------------
        Net loss..........................................................       $(55,621,000)      $  (1,229,000)    $  (223,000)

                                                                           =======================================================
Basic and diluted net loss per common share (Note 10).....................       $     (1.89)       $       (0.08)    $     (0.02)
                                                                           =======================================================

Shares used to calculate basic and diluted net loss per common share
   (Note 10)..............................................................         29,423,000          14,955,000       9,912,000
                                                                           =======================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                VALUECLICK, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 LLC MEMBERSHIP
                                                                    INTERESTS           PREFERRED STOCK          COMMON STOCK
                                                            ----------------------------------------------------------------------

                                                               SHARES       AMOUNT      SHARES   AMOUNT         SHARES    AMOUNT
                                                            ----------------------------------------------------------------------
Balance at May 1, 1998 (inception)
   Issuance of LLC membership interests..................    1,885,000      926,000         --       --              --       --
   Charge for issuance of LLC interests to employees.....      609,000       61,000         --       --              --       --
   Net loss..............................................          --           --           --       --              --       --
   Exchange of LLC membership interests to stock in
       the C-corporation upon reincorporation and
   conversion............................................   (2,494,000)    (987,000)   1,344,936    1,000       9,919,004   10,000
                                                            ----------------------------------------------------------------------
Balance at December 31, 1998.............................         --           --      1,344,936    1,000       9,919,004   10,000

   Issuance of Series C preferred stock, net.............         --           --      1,301,850    2,000            --       --
   Deferred stock compensation...........................         --           --           --       --              --       --
   Charge for issuance of stock and stock options to
       non-employees.....................................         --           --           --       --              --       --
   Amortization of stock-based compensation..............         --           --           --       --              --       --
   Issuance of common stock to acquire ValueClick
      Japan..............................................         --           --           --       --           320,000     --
   Issuance of ClickAgents shares........................         --           --           --       --         4,906,071    5,000
   Exercise of common stock options......................         --           --           --       --             2,916     --
   Comprehensive loss:
       Net loss..........................................         --           --           --       --              --       --
       Foreign currency translation......................         --           --           --       --              --       --
                                                            ----------------------------------------------------------------------
   Total comprehensive loss..............................         --           --           --       --              --       --
                                                            ----------------------------------------------------------------------
Balance at December 31, 1999.............................         --           --      2,646,786    3,000      15,147,991   15,000
                                                            ----------------------------------------------------------------------

   Conversion of preferred stock.........................         --           --     (2,646,786)  (3,000)      5,293,572    5,000
   Stock issuance in DoubleClick transaction.............         --           --           --       --         7,878,562    8,000
   Sale of common stock in initial public offering.......         --           --           --       --         4,000,000    4,000
   Stock issued in purchase business combination.........         --           --           --       --           750,000    1,000
   Purchase of treasury shares...........................         --           --           --       --              --       --
   Common stock issuance to ValueClick Japan.............         --           --           --       --            48,836     --
   Deferred stock compensation...........................         --           --           --       --              --       --
   Amortization of stock-based compensation..............         --           --           --       --              --       --
   Exercise of common stock options......................         --           --           --       --           583,986    1,000
   Comprehensive loss:
       Net loss..........................................         --           --           --       --              --       --
       Foreign currency translation......................         --           --           --       --              --       --
                                                            ----------------------------------------------------------------------
   Total comprehensive loss..............................         --           --           --       --              --
                                                            ----------------------------------------------------------------------

Balance at December 31, 2000.............................         --           --           --       --        33,702,947  $34,000
                                                            ======================================================================

                                                                                              CUMULATIVE
                                                       ADDITIONAL               DEFERRED        OTHER                      TOTAL
                                                        PAID-IN     TREASURY      STOCK      COMPREHENSIVE ACCUMULATED STOCKHOLDERS'
                                                        CAPITAL      STOCK     COMPENSATION      LOSS        DEFICIT       EQUITY
                                                     -------------------------------------------------------------------------------


Balance at May 1, 1998 (inception)
   Issuance of LLC membership interests.............         --         --          --            --            --          926,000
   Charge for issuance of LLC interests to
     employees......................................         --         --          --            --            --           61,000
   Net loss.........................................         --         --          --            --        (223,000)      (223,000)
   Exchange of LLC membership interests to
    stock in the C-corporation upon
    reincorporation and conversion..................      753,000       --          --            --         223,000           --
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1998........................      753,000       --          --            --            --          764,000

   Issuance of Series C preferred stock, net........    3,497,000       --          --            --            --        3,499,000
   Deferred stock compensation......................    8,621,000       --    (8,621,000)         --            --             --
   Charge for issuance of stock and stock options to
       non-employees................................      563,000       --          --            --            --          563,000
   Amortization of stock-based compensation.........         --         --     2,943,000          --            --        2,943,000
   Issuance of common stock to acquire ValueClick
       Japan........................................    4,147,000       --          --            --            --        4,147,000
   Issuance of ClickAgents Shares...................         --         --          --            --            --            5,000
   Exercise of common stock options.................        3,000       --          --            --            --            3,000
   Comprehensive loss:
       Net loss.....................................         --         --          --            --      (1,229,000)    (1,229,000)
       Foreign currency translation.................         --         --          --         (30,000)         --          (30,000)
                                                     -------------------------------------------------------------------------------
   Total comprehensive loss.........................         --         --          --         (30,000)   (1,229,000)    (1,259,000)
                                                     -------------------------------------------------------------------------------

Balance at December 31, 1999........................   17,584,000       --    (5,678,000)      (30,000)    1,229,000)    10,665,000
                                                     -------------------------------------------------------------------------------

   Conversion of preferred stock....................       (2,000)      --          --            --            --             --
   Stock issuance in DoubleClick transaction........   95,788,000       --          --            --            --       95,796,000
   Sale of common stock in initial public offering..   68,580,000       --          --            --            --       68,584,000
   Stock issued in purchase business combinations...    3,119,000       --          --            --            --        3,120,000
   Purchase of treasury shares......................         --     (574,000)       --            --            --         (574,000)
   Common stock issuance to ValueClick Japan........         --         --          --            --            --             --
   Deferred stock compensation......................    3,910,000       --    (3,910,000)         --            --             --
   Amortization of stock-based compensation.........         --         --     5,059,000          --            --        5,059,000
   Exercise of common stock options.................      333,000       --          --            --            --          334,000
   Comprehensive loss:
       Net loss.....................................         --         --          --            --     (55,621,000)   (55,621,000)
       Foreign currency translation.................         --         --          --      (1,590,000)         --       (1,590,000)
                                                     -------------------------------------------------------------------------------
   Total comprehensive loss.........................         --         --          --      (1,590,000)  (55,621,000)   (57,211,000)
                                                     -------------------------------------------------------------------------------

Balance at December 31, 2000........................ $189,312,000  $(574,000) $(4,529,000) $(1,620,000) $(56,850,000)  $125,773,000
                                                     ===============================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                VALUECLICK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                      PERIOD FROM
                                                                                                                      MAY 1, 1998
                                                                                    YEAR               YEAR           (INCEPTION)
                                                                                   ENDED              ENDED             THROUGH
                                                                                DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                                    2000               1999               1998
                                                                             -----------------------------------------------------
Cash flows from operating activities:
   Net loss.................................................................   $(55,621,000)       $(1,229,000)         $(223,000)
   Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
      Depreciation and amortization.........................................      1,867,000            553,000             43,000
      Provision for doubtful accounts.......................................        605,000            625,000              8,000
      Equity in loss of ValueClick Japan....................................             --             64,000              9,000
      Stock-based compensation..............................................      5,058,000          3,506,000             61,000
      Gain on the ValueClick Japan stock issuance...........................    (13,656,000)                --                 --
      Loss on sale of marketable securities.................................      9,006,000                 --                 --
      Gain on the sale of ValueClick Japan stock............................     (2,344,000)                --                 --
      Impairment write-down of marketable securities........................     60,233,000                 --                 --
      Minority interest in ValueClick Japan.................................        419,000              6,000                 --
      Benefit from deferred taxes...........................................       (987,000)          (369,000)                --
      Changes in operating assets and liabilities:
        Accounts receivable.................................................     (2,169,000)        (8,165,000)          (723,000)
        Receivable from ValueClick Japan....................................             --                 --            (10,000)
        Prepaid expenses and other assets...................................       (693,000)          (553,000)           (24,000)
        Accounts payable and accrued liabilities............................      3,885,000          4,273,000            343,000
        Income taxes payable................................................      1,281,000          1,124,000                 --
        Deferred revenue....................................................         42,000            173,000             15,000
                                                                             -----------------------------------------------------

              Net cash provided by (used in) operating activities...........      6,926,000              8,000           (501,000)
                                                                             -----------------------------------------------------
Cash flows from investing activities:
   Proceeds from the sale of marketable securities..........................     12,941,000                 --                 --
   Net cash paid for business acquisitions..................................     (1,533,000)                --                 --
   Purchases of property and equipment......................................     (2,569,000)        (1,189,000)          (113,000)
   Purchases of Intangible assets...........................................       (655,000)                --                 --
   Investment in ValueClick Japan...........................................             --           (263,000)          (100,000)
   Acquisition of ValueClick Japan, net of cash received....................             --            413,000                 --
   Proceeds from ValueClick Japan minority shareholder......................             --             67,000                 --
                                                                             -----------------------------------------------------
              Net cash provided by (used in) investing activities...........      8,184,000           (972,000)          (213,000)
                                                                             -----------------------------------------------------
Cash flows from financing activities:
   Net proceeds received from the sale of common stock......................     68,580,000                 --                 --
   Net proceeds received from the ValueClick Japan stock issuance...........     25,425,000                 --                 --
   Proceeds received from the DoubleClick transaction.......................     10,000,000                 --                 --
   Purchase of treasury shares..............................................       (574,000)                --                 --
   Net proceeds from issuance of Series C preferred stock...................             --          3,499,000                 --
   Proceeds from the issuance of short-term debt............................             --            141,000            200,000
   Repayments on short-term debt............................................       (147,000)          (204,000)                --
   Repayments on note payable...............................................        (11,000)            (1,000)                --
   Proceeds from issuance of LLC membership interests.......................             --                 --            776,000
   Proceeds from issuance of common stock...................................        334,000              3,000                 --
                                                                             -----------------------------------------------------
              Net cash provided by financing activities.....................    103,607,000          3,438,000            976,000
                                                                             -----------------------------------------------------
              Effect of currency translations...............................     (1,612,000)            (1,000)                --
                                                                             -----------------------------------------------------
              Net increase in cash and cash equivalents.....................    117,105,000          2,473,000            262,000
Cash and cash equivalents, beginning of period..............................      2,735,000            262,000                 --
                                                                             -----------------------------------------------------
Cash and cash equivalents, end of period....................................    119,840,000         $2,735,000           $262,000
                                                                             =====================================================
Supplemental disclosures of cash flow information:
   Cash paid for interest...................................................         28,000             $1,000                $--
                                                                             =====================================================

   Cash paid for taxes......................................................       $956,000           $977,000                $--
                                                                             =====================================================
Non-cash investing and financing activities:
   Issuance of common stock in the Bach Systems, Inc. acquisition...........     $3,120,000                $--                $--
                                                                             =====================================================

   Issuance of common stock in the DoubleClick transaction..................    $85,788,000                $--                $--
                                                                             =====================================================

   Issuance of LLC membership interests for acquired software...............            $--                $--           $150,000
                                                                             =====================================================

   Issuance of LLC membership interests for employee services...............            $--                $--            $61,000
                                                                             =====================================================
   Conversion of LLC membership interests into Series A and B preferred
      stock.................................................................            $--                $--           $776,000
                                                                             =====================================================

   Conversion of LLC membership interests into common stock.................            $--                $--           $211,000
                                                                             =====================================================

   Equipment obtained under note payable....................................            $--            $30,000                $--
                                                                             =====================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                VALUECLICK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

         ValueClick, Inc. ("ValueClick" or the "Company") is an Internet based advertising network that provides a performance based advertising solutions on a cost-per-click, cost-per-action and cost-per-lead basis to advertisers and e-commerce companies.

         ValueClick commenced operations as ValueClick, LLC, a California limited liability company, on May 1, 1998 (inception). Prior to the formation of ValueClick, LLC, the ValueClick Internet advertising delivery business began in July 1997 as a line of business within Web-Ignite Corporation, an S-corporation wholly owned by the founding member of ValueClick, LLC. The reorganization and formation of ValueClick, LLC was accounted for as a transaction by entities under common control and was effected by the founding member causing Web-Ignite to transfer the rights to the ValueClick trademarks, domain names, the trademark, license, software license and copyright agreements with Trans-Pacific Ltd., predecessor to ValueClick Japan, and the rights to the advertising delivery software used in the business to ValueClick, LLC. On December 31, 1998, ValueClick, LLC completed its conversion and reincorporation from a California LLC to a Delaware C-corporation by completing a merger with ValueClick, Inc., a Delaware C-corporation formed by ValueClick, LLC. The accompanying consolidated financial statements reflect the conversion and reincorporation.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its majority owned subsidiary ValueClick Japan, and its wholly-owned subsidiaries, ClickAgents.com, Inc. ("ClickAgents"), Bach Acquisition Corp., ValueClick Europe, ValueClick France, ValueClick Germany, ValueClick Brazil and ValueClick Canada. All material intercompany transactions have been eliminated in consolidation.

         The consolidated financial statements include the accounts of the Company and its subsidiaries from the dates of their respective acquisitions, acquisition of majority voting control or date of formation, for subsidiaries accounted for as a pooling of interests, all prior period financial statements have been restated to include the results of their operations. As more fully discussed in Note 2, the Company consummated its merger with ClickAgents.com, Inc., in December 2000 and all prior period financial statements have been restated to include the results of ClickAgents.com, Inc.

INITIAL PUBLIC OFFERING

         On March 30, 2000 the Company completed its initial public offering in which the Company sold 4,000,000 shares of its Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. The proceeds to the Company from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $68.6 million. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share.)

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with an original maturity at date of purchase of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents consist of money market funds.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Leasehold improvements are amortized over their estimated useful lives, or the term of the lease, whichever is shorter.

ACQUIRED SOFTWARE

         Acquired software represents certain software used in the Internet advertising delivery, tracking and performance analysis. The delivery software was acquired from a founding member of ValueClick, LLC in exchange for a 15% ownership interest in ValueClick, LLC on May 1, 1998. The acquisition of the advertising delivery software was accounted for as a nonmonetary exchange and the acquired software was valued at $150,000. The tracking and performance analysis software was acquired through the purchase of the core technologies of StraightUP!, Inc. in September 2000, for a net purchase price of $395,000. The acquired software is being amortized on a straight-line basis over an estimated useful life of 3 years with accumulated amortization amounting to $168,000 and $83,000 at December 31, 2000 and 1999, respectively.

INTANGIBLES

         Intangible assets are primarily comprised of goodwill which represents the excess of the cost of the acquired business over the net assets acquired and is being amortized on a straight-line basis over 5 years. Accumulated amortization at December 31, 2000 and 1999 amounted to $1,334,000 and $351,000, respectively.

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

REVENUE RECOGNITION

         The Company's revenues are principally derived from the delivery of advertising click-throughs, actions ,as specifically defined, from click-throughs and customer leads delivered from third-party Web sites comprising the ValueClick Consolidated Network (the "Network"). Revenue is recognized in the period that the advertising click-throughs or actions occur or when lead-based information is delivered, provided that no significant Company obligations remain and collection of the resulting receivable is probable. To date, the Company's agreements have not required guaranteed a minimum number of click-throughs or actions.

         The Company becomes obligated to make payments to third-party Web sites, which have contracted with the Company to be part of the Network, in the period the advertising click-throughs or actions are delivered. Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

         Deferred revenue represents payments received in advance of the delivery of performance based advertising products. Such fees will be recognized as revenues once the advertising delivery is made and no significant Company obligations remain.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The adoption of the guidance in SAB No. 101 during the year ended December 31, 2000 did not have a material impact on the Company's financial position or results of operations.

COST OF REVENUES

         Cost of revenues consists of payments to third-party web sites in the Company's Network, telecommunication costs and depreciation of equipment used for ad delivery related to the Company's ad delivery infrastructure.

SALES AND MARKETING

         Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses for the Company's sales force, and advertising costs.

         Advertising costs are expensed as incurred and totaled approximately $1.7 million and $1.0 million for the years ended December 31, 2000 and 1999, respectively, and $318,000 for the period from May 1, 1998 (inception) through December 31, 1998.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses include salaries, related benefits and expenses for the executive, finance, legal and human resources personnel, and other general overhead costs.

PRODUCT DEVELOPMENT

         Product development costs are expensed as incurred and include costs for the development of new technologies designed to enhance the Company's service and include salaries and related expenses of the software engineering department, contract services, and supplies.

STOCK-BASED COMPENSATION

         The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB Opinion No. 25. FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The Company's application of FIN No. 44 during the year ended December 31, 2000 did not have an impact on its financial reporting.

         The Company adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1999 and future years as if the fair-value based method of accounting in Statement No. 123 had been applied to these transactions.

FOREIGN CURRENCY TRANSLATION

         The Company's foreign subsidiaries measure their operations in the local currency and translate these operations into U.S. dollars for purposes of consolidation.

         These operations subject the Company to foreign currency exchange risks, which are limited to the extent of their related net assets, which amounted to approximately $24.6 million and $846,000 at December 31, 2000 and 1999, respectively.

         Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end exchange rate while revenues and expenses are translated at the average rates in effect for the period. The effects of these translation adjustments are reported in a separate component of stockholders' equity. Transaction gains and losses are included in the statement of operations and were not significant for the period subsequent to the acquisitions through December 31, 2000.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with major financial institutions; at times, such balances with any one financial institution may be in excess of FDIC insurance limits. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts. To date such losses, if any, have been within management's expectations. At December 31, 2000 and 1999, no customer comprised more than 10% of accounts receivable. For the years ended December 31, 2000 and 1999, no customer comprised more than 10% of total revenue. For the period from May 1, 1998 (Inception) through December 31, 1998, one customer comprised 23% of revenues

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term debt, are carried at historical cost. At December 31, 2000 and 1999, the fair values of these instruments approximated their financial statement carrying amounts because of the short-term maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no such impairment has been recorded.

BASIC AND DILUTED NET LOSS PER SHARE

         The Company has adopted the provisions of FASB SFAS No. 128, "Earnings Per Share". Basic and diluted net loss per share is computed by dividing the net loss by the weighted average shares of common stock outstanding for the period.

COMPREHENSIVE LOSS

         The Company has adopted the provisions of FASB SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The only elements of comprehensive income, other than net loss, relate to foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, as amended by SFAS No. 137 and 138, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. The Company is required to follow the guidance in SFAS 133, as amended, for its fiscal year beginning January 1, 2001. To date, the Company has not held derivative instruments or engaged in hedging activities. Accordingly, the Company does not believe the adoption of SFAS No. 133, as amended, will have a significant impact on its consolidated financial position, results of operations or cash flows.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, which revised standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 carries over most the provisions of SFAS No. 125 without reconsideration. To date, the Company has not engaged in any transactions that would fall under SFAS No. 140 and does not believe that adoption of SFAS No. 140 will have a significant impact on its consolidated financial position, results of operations or cash flows.

2. BUSINESS COMBINATIONS AND INVESTMENTS

CLICKAGENTS.COM, INC.

         On November 1, 2000, ValueClick, ClickAgents and ValueClick Acquisition Corp., a wholly-owned subsidiary of ValueClick, entered into an Agreement and Plan of Merger, under which ValueClick agreed to acquire ClickAgents. The merger was completed on

December 8, 2000. On that date, the ValueClick Acquisition Corp. was merged with and into ClickAgents and ClickAgents remained as the surviving corporation and a wholly-owned subsidiary of ValueClick. ValueClick accounted for the merger as a pooling-of-interests, and as such, the consolidated financial statements have been restated to included ClickAgents' financial data as if the ClickAgents had always been a part of ValueClick.

         ClickAgents, founded on January 26, 1999, is a provider of performance-based Internet advertising solutions for ad agencies, advertisers and Web publishers focused a cost-per-click model.

         In connection with the merger, ValueClick issued an aggregate of 4,906,071 shares of its Common Stock in exchange for all outstanding shares of ClickAgents and reserved 427,261 additional shares of Common Stock for issuance upon exercise of outstanding employee stock options of ClickAgents. The
Company recorded a charge to operations relating to non-recurring merger costs of $353,000, comprised of direct incremental transaction costs.

         The following table presents the historical results of ValueClick for the years ended December 31, 2000 and 1999 and ClickAgents for year ended December 31, 2000 and for the period from January 26, 1999 (inception) through December 31, 1999 prior to the consummation of the merger of the two entities:


                                            2000                1999
                                         -----------         -----------
Revenues:
  ValueClick                            $ 43,756,000         $20,288,000
  ClickAgents                             12,950,000           4,510,000
                                         -----------         -----------
                                        $ 56,706,000         $24,798,000
                                         ===========         ===========

Net income (loss):
  ValueClick                            $(57,486,000)        $(2,489,000)
  ClickAgents                              1,865,000           1,260,000
                                         ------------        ------------
                                        $(55,621,000)        $(1,229,000)
                                         ============        ============

BACH SYSTEMS, INC.

         On November 20, 2000, ValueClick completed its acquisition of Bach Systems, Inc. ("Bach Systems"), a Florida corporation, by means of an Agreement and Plan of Merger dated as of November 17, 2000 by and between ValueClick, Bach Systems, Inc. and Bach Acquisition Corp. The acquisition was accomplished through a forward triangular merger by which Bach Systems, Inc. merged into Bach Acquisition Corp., a wholly owned subsidiary of ValueClick. The surviving corporation is Bach Acquisition Corp.

         Bach Systems does business as onResponse.com and is an online affiliate advertising firm. onResponse.com conducts customized cost-per-action and cost-per-lead campaigns on behalf of advertising and direct marketing clients.

         ValueClick accounted for the acquisition under the purchase method. Accordingly, and the results of Bach Systems' operations are included in the Company's consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price is approximately $5.5 million at closing, includes, $825,000 in cash paid on the closing date of the transaction, 750,000 shares of common stock, $1.0 million in cash payments to a member of Bach Systems' management with a residual equity interest, and transaction costs of approximately $200,000, which include legal fees, accounting fees, and fees for other related professional services. The consideration may increase by up to an additional $16.6 million depending on the actual amount of potential earnout payments. The potential earnout would be paid out in common stock over the eight successive calendar quarters after the closing date if certain revenue and income before taxes, as defined, milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when the outcome of the contingency is determinable beyond a reasonable doubt. At this time, we have not deemed any of the of the contingencies related to the earnout as determinable beyond a reasonable doubt;

         The excess purchase price over the fair value of the tangible net assets acquired of approximately $4.1 million at the closing date was allocated to identifiable intangible assets, including goodwill and amortized over three to five years.

         The historical operating results of the Bach Systems prior to the acquisition date have not been included in the Company's historical operatings results. Pro forma data (unaudited) for the years ended December 31, 2000 and 1999 as if Bach Systems acquisitions had been effective as of January 1, 1999 is as follows:

                                              For the year ended
                                                  December 31,
                                         ------------------------------
                                            2000               1999
                                         -----------        -----------
Revenues                                 $65,445,000        $26,054,000
                                         ===========        ===========
Net loss attributable
  to its common shareholders             $53,824,000        $  (983,000)
                                         ===========        ===========

Basic and diluted
  net loss per share                     $     (1.79)       $     (0.07)
                                         ===========        ===========

        Historical operating results for 1998 were not significant.

VALUECLICK JAPAN

         At December 31, 1998, the Company owned approximately 31.7% of the outstanding common stock of ValueClick Japan which is engaged in the web-based advertising business in Japan. In February 1999, the Company contributed an additional $264,000 to ValueClick Japan in order to maintain its 31.7% investment in ValueClick Japan in connection with additional equity financing raised by ValueClick Japan. The Company accounted for this investment using the equity method accounting and has reported its proportional share of ValueClick Japan's net loss for periods up through the acquisition date of majority control as discussed below.

         The Company and ValueClick Japan are subject to the Trademark License, Software License and Copyright Agreement to use the ValueClick advertising network in Japan, which has been subsequently amended to the License and Option Agreement. This agreement requires a monthly license fee based on ValueClick Japan's revenue, subject to monthly and quarterly minimum thresholds. $42,000 was earned from activity for the years ended December 31, 2000 and 1999.

         On August 6, 1999, the Company entered into a Stock Purchase Agreement (the "Agreement") to acquire a controlling interest in ValueClick Japan. Under the Agreement, ValueClick purchased an additional 22.3% of the ValueClick Japan stock for an aggregate purchase price of approximately $4.2 million that was comprised of $78,000 in cash and 320,000 shares of ValueClick common stock with an estimated fair value of $4.1 million giving ValueClick a 54% controlling ownership interest in ValueClick Japan. In January 2000 we purchased an additional 3.4% of ValueClick Japan stock in exchange for 48,836 shares of our common stock valued at approximately $633,000, which would give us a 57.4% ownership interest in ValueClick Japan. These acquisition was accounted for using the purchase method and the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed to the extent acquired by the Company. The remaining portion of the ValueClick Japan assets and liabilities were recorded at the historical cost basis of the minority stockholders. The estimated fair value of the tangible assets acquired and the liabilities assumed approximated the historical cost basis and the excess of purchase price over the net tangible assets acquired was allocated to goodwill. The purchase price allocation resulted in goodwill of approximately $4.2 million which is being amortized on a straight-line basis over an estimated useful life of 5 years. Direct transaction costs related to the acquisition amounted to $32,000.

         On May 31, 2000 ValueClick Japan, the Company's majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its Common Stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. A related gain of $13.7 million was recorded in the consolidated statements of operations for the year ended December 31, 2000 representing the change in net equity for the Company's share of the proceeds received by ValueClick Japan for its stock issuance.

         During 2000, the Company sold 177 shares of its ValueClick Japan holdings for aggregate proceeds of $2.6 million and a resulting gain of $2.3 million. The Company maintained majority interest in ValueClick Japan with 52.6% ownership subsequent to the sale of these shares.

VALUECLICK EUROPE

                  On August 17, 1999, the Company entered into a license agreement and invested $99,000 for a 20% interest in ValueClick Europe, Limited, formed in August 1999 to engage in the web-based advertising business in the United Kingdom. As part of the formation of ValueClick Europe, the founding shareholders entered into an agreement which gave the Company an option to acquire all of the shares of ValueClick Europe owned by the other founders in the event the shareholder proposed to sell or transfer their shares or upon change of control of ValueClick Europe. In December 1999, the Company purchased all of the shares of ValueClick Europe for a total consideration of approximately $430,000, that is to be comprised of cash payments to the other founding shareholders of approximately $275,000, which includes the reimbursement of approximately $18,000 of out-of-pocket expenses incurred by one of the founding shareholders and the assumption of one of the founding shareholders obligation to pay ValueClick Europe approximately $148,000 for the outstanding balance owed on the original purchase of their shares from ValueClick Europe. The acquisition was accounted for as a purchase and the estimated fair value of the tangible assets acquired and liabilities assumed equaled the purchase price less expenses incurred. Accordingly, no intangible assets were created as a result of the acquisition.

3. DOUBLECLICK INVESTMENT

         On February 28, 2000, the Company consummated an investment by DoubleClick, Inc. ("DoubleClick") under a common stock and warrant purchase agreement entered into on January 11, 2000 whereby DoubleClick acquired 7,878,562 shares of the Company's common stock for an estimated purchase price of $12.16 per share to be paid in cash of $10.0 million and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share for the public announcement date of January 13, 2000 and the 5 trading days before and 5 trading days thereafter. Under the Agreement, the Company also issued a warrant to DoubleClick to acquire additional shares of the Company's common stock at $21.76 per share payable in DoubleClick common stock which is exercisable for that number of shares that would result in DoubleClick owning 45% of the Company's outstanding common stock on a fully diluted basis. The warrant will be exercisable for the 15-month period commencing on February 28, 2000.

         The Company has accounted for the investment in DoubleClick common stock as an available for sale investment in accordance with FASB SFAS No. 115 "Accounting For Certain Investments in Debt and Equity Securities," whereby the investment is carried at market value with unrealized holding gains and losses from increases and decreases in market value being recorded as a separate component of stockholders' equity until realized or when losses are determined to be other than temporary.

         During May 2000, the Company sold 165,000 shares of its DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million.

         In December 2000, the Company's management made an assessment that the decline in market value of the remaining DoubleClick stock was other than temporary. Accordingly, for the year ended December 31, 2000 the Company recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for a separate component of stockholders' equity.



4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                                                      DECEMBER 31,
                                                                                   2000              1999
                                                                           -----------------------------------
Computer equipment and purchased software.................................        $2,772,000         $974,000
Furniture and equipment...................................................           947,000          274,000
Vehicles..................................................................            56,000           56,000
Leasehold improvements....................................................           205,000           28,000
                                                                           -----------------------------------
                                                                                   3,980,000        1,332,000
Less: accumulated depreciation and amortization...........................       (1,002,000)        (163,000)
                                                                           -----------------------------------
                                                                                  $2,978,000       $1,169,000
                                                                           ===================================

5. RELATED PARTIES

         In December 1998, the Company borrowed $200,000 from a majority stockholder at 10% interest rate under an unsecured note agreement. Principal and interest payments were due on demand. In January 1999, the note and accrued interest were repaid in full.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following:


                                                                                                 DECEMBER 31,
                                                                                             2000            1999
                                                                                       ---------------------------------

     Accounts payable.................................................................       $6,241,000      $2,186,000
     Accrued payments to third-party web sites........................................          769,000         938,000
     Other accruals...................................................................        2,909,000       1,668,000
                                                                                       ---------------------------------
                                                                                             $9,919,000      $4,792,000
                                                                                       =================================

7. INCOME TAXES

         For the period from May 1, 1998 (inception) through December 31, 1998, the Company was subject to the provisions of Subchapter K of the Internal Revenue Code and as such the Company did not pay Federal income taxes. Instead, the members were liable for individual Federal income taxes on the Company's taxable income. California generally conforms to federal treatment, except for the imposition of a minimum tax based on gross receipts. The Company's conversion from a LLC to a C-corporation did not have a material impact on the Company's financial position or results of operations. The tax provision on a pro forma basis assuming a C corporation status would not differ from the historical presentation as a result of the Company's operating loss in 1998.

         Upon conversion to a C-corporation, ValueClick commenced using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future taxable consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

         Management established a valuation allowance for the portion of deferred tax assets related to the impairment write-down of marketable securities as the tax benefits can only be realized as capital losses and the realization of such benefits would be dependent upon the generation of adequate capital gain amounts to offset these losses.

         The provision for income taxes for the years ended December 31, 2000 and 1999 is comprised of the following:


                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                                  2000            1999
                                                                                             --------------------------------
         Current:
            Federal.........................................................................      $2,079,000      $1,673,000
            State...........................................................................        $569,000        $428,000
            Foreign.........................................................................         497,000               -
                                                                                             --------------------------------
                                                                                                  $3,145,000      $2,101,000
         Deferred
            Federal.........................................................................      $(789,000)      $(309,000)
            State...........................................................................       (119,000)        (60,000)
                                                                                             --------------------------------
                                                                                                  $(908,000)      $(369,000)
                                                                                             --------------------------------
         Provision for income taxes.........................................................      $2,237,000      $1,732,000
                                                                                             ================================


         The components of the deferred tax assets at December 31, 2000 and 1999 are as follows:


                                                                                                      DECEMBER 31,
                                                                                                   2000            1999
                                                                                               ----------------------------
      Deferred tax assets:
         Impairment write-down of marketable securities.......................................  $ 24,543,000             -
         Capital loss carryforward............................................................     2,715,000             -
         Allowance for doubtful accounts......................................................       432,000      $384,000
         Accrued expenses.....................................................................       528,000             -
         Current state taxes..................................................................       163,000             -
         Depreciation and amortization........................................................        77,000             -
         Other................................................................................       173,000             -
                                                                                               ----------------------------
            Gross deferred tax assets.........................................................    28,631,000      $384,000
         Valuation allowance..................................................................   (21,693,000)            -
                                                                                               ----------------------------
            Net deferred tax assets...........................................................  $  6,938,000      $384,000
                                                                                               ============================
         Deferred tax liabilities:
            Capital gains from ValueClick Japan stock issuance.................................     5,565,000             -
            Other.............................................................................             -        15,000
                                                                                               ----------------------------
            Total deferred tax liabilities....................................................     5,565,000        15,000
                                                                                               ----------------------------
            Net deferred tax assets...........................................................     1,373,000       369,000
                                                                                               ============================


         The overall effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2000 and 1999 as follows:


                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                                  2000            1999
                                                                                             --------------------------------
           Tax benefit based on the federal statutory rate..................................          (34.0)%          34.0%
           State income taxes, net of federal benefit.......................................           (6.1)            6.1
           Equity in loss of ValueClick Japan...............................................              -            (5.0)
           Stock based compensation.........................................................            3.8           275.5
           Non-deductible amortization......................................................            0.8            31.5
           Impairment write-down of marketable securities...................................           45.5               -
           Gain on ValueClick Japan stock issuance..........................................          (10.3)              -
           Capital losses...................................................................            5.0               -
           Other, net.......................................................................           (0.5)           (1.8)
                                                                                             --------------------------------
                                                                                                        4.2%           340.3%
                                                                                             ================================

8. CAPITALIZATION

         On December 31, 1998, in connection with the Company's LLC conversion and reincorporation as a Delaware C-corporation, membership interests were exchanged for an equivalent number of common and preferred shares.

PREFERRED STOCK

         In May and June 1998, the Company sold membership interests in ValueClick, LLC for total proceeds of approximately $776,000. On December 31, 1998, in connection with the Company's conversion and reincorporation, the membership interests were exchanged for Series A and Series B preferred stock. The exchange of the membership interests for preferred stock is summarized as follows:

Shares issued to exchange membership interests for Series A preferred stock.................          297,132
Shares issued to exchange membership interests for Series B preferred stock.................        1,047,804
                                                                                               ---------------
           Total............................................................................        1,344,936
                                                                                               ===============


         In the first and second quarter of 1999, the Company sold 1,301,850 shares of Series C preferred stock at $2.70 per share, for total gross proceeds of approximately $3,515,000. Costs associated with the Series C financing amounted to $17,864 and were netted against the proceeds received.

         Convertible preferred stock at December 31, 1999 consist of the following:


                                                                               SHARES          LIQUIDATION
                                                                             OUTSTANDING       PREFERENCE
Series A convertible....................................................            297,132           $60,000
Series B convertible....................................................          1,047,804           716,000
Series C convertible....................................................          1,301,850         3,515,000


         Significant terms of the preferred stock are as follows:

     VOTING. Holders of preferred stock have the same voting rights (on a converted basis) as the holders of common stock, except where a class vote may be required by law or Certificate of Incorporation.

     DIVIDENDS.  The preferred stock has no right to receive dividends.

     LIQUIDATION. In the event of any liquidation of the Company (not including the acquisition of the Company by another entity), the holders of the preferred stock have a liquidation preference over common stock. Upon payment of all preferred stock liquidation preferences, any remaining proceeds will be allocated to the common stockholders and the preferred stockholders according to their respective shares and priorities on a converted basis.

     CONVERSION. At the option of the holder, each share of preferred stock is convertible at any time into one share of common stock, subject to adjustment for certain dilutive issuances. As of December 31, 1999, giving effect to the four-for-one common stock split and the one-for-two reverse stock split, each share of the Series A, Series B and Series C shares is convertible into 2 shares of common stock. The preferred shares automatically convert into common stock upon consummation of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, with an aggregate proceeds greater than or equal to $20,000,000.

         Upon the closing of the Company's initial public stock offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis.

FOUNDING EMPLOYEE RESTRICTED STOCK

         In May and June of 1998, the Company issued LLC ownership interests to six founding employees for no consideration and recorded a charge to stock-based compensation of $61,375 for the estimated fair value of the LLC ownership interests issued to these employees. The ownership interests were converted into 707,923 shares of common stock upon completion of the LLC conversion and reincorporation on December 31, 1998. In May 1999, the Company entered into stock restriction agreements with these founding employees' restricting 608,878 of their shares to monthly vesting over a 48-month period from their original dates of employment with the unvested shares subject to repurchase upon the employees termination. The Company recorded deferred stock compensation amounting to $1.4 million for the remeasurement of these shares covered under the restriction agreements. The deferred amount will be recognized as compensation expense over the vesting period. During the years ended December 31, 2000 and 1999, such compensation expense included in stock-based compensation in the accompanying consolidated statement of operations amounted to approximately $527,000 and $549,000, respectively. At December 31, 2000 and 1999, 209,263 and 361,483 shares of common stock, respectively, were subject to repurchase under the restricted stock agreements.

COMMON STOCK SPLIT

         On October 8, 1999, the Company authorized and implemented a four-for-one stock split and increased the authorized number of common shares and preferred shares to 100,000,000 and 20,000,000, respectively. On March 29, 2000, the Company authorized and implemented a one-for-two reverse stock split of the outstanding shares of common stock. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect the effects of both stock splits.

9. STOCK OPTIONS

1999 STOCK OPTION PLAN

         On May 13, 1999, the Board of Directors adopted and the stockholders approved, the 1999 Stock Option Plan (the "1999 Stock Plan"). A total of 5,000,000 shares of common stock have been reserved for issuance under the 1999 Stock Plan, of which 1,059,294 shares were available for future grant at December 31, 2000.

         In January 1999, options to purchase 750,000 shares of common stock were granted outside the 1999 Stock Plan and were subsequently included in the shares reserved under the 1999 plan. 600,000 of these shares were granted to the Chairman of the Board.

         The 1999 Stock Option Plan provides for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally begin vesting on the employee's date of employment, and vest pro rata monthly over periods ranging from 12 to 42 months or annually over 4 years and generally expire ten years from the date of grant.

CLICKAGENTS STOCK OPTION PLAN

         Pursuant to the merger with ClickAgents, the Company assumed the Stock Option Plan of ClickAgents (the "ClickAgents Plan"), including incentive stock options to purchase 428,853 shares of common stock with exercise prices ranging from $0.07 to $3.95. The Company will not grant any additional options under the ClickAgents Plan. Options granted under the ClickAgents Plan are generally exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years.

         The following table summarizes activity under the Stock Option Plan and also includes the 750,000 shares of common stock granted outside the plan and options granted to non-employees for the years ended December 31, 2000 and 1999 and the period from May 1, 1998 (inception) through December 31, 1998:


                                                                                                         WEIGHTED
                                                                     NUMBER                              AVERAGE
                                                                       OF             PRICE PER          EXERCISE
                                                                     SHARES             SHARE             PRICE
                                                                 ---------------------------------------------------
Options outstanding at May 1, 1998 (inception)..................             --                $    --        $  --
   Granted......................................................             --                     --           --
   Exercised....................................................             --                     --           --
   Forfeited/expired............................................             --                     --           --
                                                                 ---------------------------------------------------
Options outstanding at December 31, 1998........................             --                     --           --
   Granted......................................................      2,878,822        $0.26 to $11.00        $1.22
   Assumed from ClickAgents.....................................        428,853          0.07 to  3.95          .76
   Exercised....................................................        (2,916)                   1.00         1.00
   Forfeited/expired............................................       (13,084)           1.00 to 2.00         1.08
                                                                 ---------------------------------------------------
Options outstanding at December 31, 1999........................      2,862,822        $0.26 to $11.00        $1.20
   Granted......................................................      1,499,416          5.06 to 11.00         9.84
   Assumed from ClickAgents.....................................        428,853           0.07 to 3.95          .76
   Exercised....................................................      (585,111)           0.25 to 2.00          .57
   Forfeited/expired............................................      (426,032)          0.25 to 11.00         4.01
                                                                 ---------------------------------------------------
Options outstanding at December 31, 2000........................      3,779,948        $0.07 to $11.00        $4.32
                                                                 ===================================================


         Options granted during the year ended December 31, 2000 and 1999, net of cancellations, resulted in a total deferred compensation amount of approximately $3,910,000 and $7,270,000, respectively, which was included in deferred stock compensation in stockholders' equity. Deferred compensation expense is recognized over the service period by using the aggregate percentage of compensation accrued by the end of each year of service (the vesting period). During the year ended December 31, 2000 and 1999, such compensation expense included in stock-based compensation in the statement of operations amounted to approximately $4,531,000 and $2,394,000, respectively.

         Additional information with respect to the outstanding options as of December 31, 2000 is as follows:


                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                       AVERAGE
                      REMAINING        AVERAGE                     AVERAGE
   NUMBER OF      CONTRACTUAL LIFE    EXERCISE      NUMBER OF      EXERCISE
      SHARES         (IN YEARS)        PRICES         SHARES        PRICE
- ------------------------------------------------------------------------------
        351,077           9.6           $0.07         49,760       $ 0.07
        500,000           8.4            0.25        383,333         0.25
      1,275,225           8.4            1.00        816,766         1.00
        124,721           9.6            2.00         37,409         2.00
         76,192           9.7            3.95          1,443         3.95
         24,000           9.8            5.00          7,001         5.00
         79,500           9.8            5.06             --         5.06
        341,000           9.5            8.03             --         8.03
      1,008,233           9.1           11.00        127,128        11.00
- ----------------                ------------------------------------------
      3,779,948                        $ 4.32      1,422,840       $ 1.71
================                ==========================================


         The Company calculated the minimum fair value of each option grant on the date of grant using the minimum value option-pricing model as prescribed by Statement No. 123 using the following assumptions:


                                                                                               MAY 1, 1998
                                                                                               (INCEPTION)
                                                          YEAR ENDED         YEAR ENDED          THROUGH
                                                      DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
                                                      ---------------------------------------------------------
 Risk-free interest rates............................           5%                 5%                 5%
 Expected lives (in years)...........................            4                  4                  4
 Dividend yield......................................           0%                 0%                 0%
 Expected volatility.................................         109%                 0%                 0%


FAIR VALUE DISCLOSURES

      The Company applies the provisions of APB 25 and related interpretations in accounting for employee stock-based compensation arrangements. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under the method prescribed by SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have been as follows:

                                                    Year Ended
                                                    December 31,
                                           ---------------------------
                                               2000           1999
                                           ------------   ------------
Net loss:
   As reported..........................   $(55,621,000)  $(1,229,000)
   Pro forma............................   $(62,998,000)  $(3,838,000)
Net loss per share-basic and diluted:
   As reported..........................   $      (1.89)  $     (0.08)
   Pro forma............................   $      (2.14)  $     (0.26)


OPTIONS ISSUED TO NON-EMPLOYEES

         In October 1999, the Company granted 24,000 stock options to a non-employee consultant for services provided that are non-forfeitable and immediately exercisable into the Company's common stock. In addition, in December 1999, the Company agreed to issue 6,000 shares of common stock in exchange for services provided by consultants to ValueClick Europe during 1999. The stock and stock options were valued at the estimated value of the services provided, and the Company recorded a charge of approximately $563,000 to stock-based compensation in the accompanying consolidated statement of operations for the year ended December 31, 1999.

10. NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:


                                                                                      PERIOD FROM MAY 1, 1998
                                  YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,     (INCEPTION) THROUGH
                                            2000                     1999                DECEMBER 31, 1998
                                  -----------------------------------------------------------------------------
Numerator:
   Net loss......................            $(55,621,000)              $(1,229,000)                $(223,000)
Denominator:
   Weighted average common shares              29,423,000                14,955,000                 9,912,000
                                  -----------------------------------------------------------------------------
Basic and diluted net loss per
   common share..................                  $(1.89)                   $(0.08)                   $(0.02)
                                  =============================================================================

         The diluted per share computations exclude convertible preferred stock, unvested restricted shares, and common stock options which were antidilutive. The numbers of shares excluded from the diluted net loss per common share computation were 1,614,000 and 8,412,000 for the years ended December 31, 2000 and 1999, respectively, and 3,163,000 for the period from May 1, 1998 (inception) through December 31, 1998.

11. LINE OF CREDIT AND SHORT TERM BORROWINGS

         In October 1999, the Company entered into a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving line of credit. Interest on outstanding balances will accrue at an annual rate of one percentage point above the Bank's Prime Rate (9.5% at December 31, 2000). The credit facility has a revolving maturity date that is the anniversary date of the agreement and is collateralized by substantially all the Company's assets. The credit facility also has certain covenants the Company must maintain including minimum net worth requirements and financial ratios. As of December 31, 2000, no amounts were outstanding under this line of credit.

         In December 1999, ValueClick Japan borrowed $146,730 from a financial institution under an unsecured note agreement with interest accruing at 16.5%. Principal and interest payments were due on demand. In January 2000, the note and accrued interest were fully repaid.

12. DEFINED CONTRIBUTION PLAN

         The Company has a Savings Plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All full time employees on the payroll of the Company are eligible to participate in the plan. Company matching and profit sharing contributions are discretionary. Contributions to the Plan amounted to $75,000 and $24,000 for the years ended December 31, 2000 and 1999, respectively.

13. COMMITMENTS AND CONTINGENCIES

LEASES

         Future minimum net lease payments, net of sublease income, under noncancellable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2000 are as follows:


YEAR ENDING DECEMBER 31:
2001.........................................................................................      $2,129,000
2002.........................................................................................       2,107,000
2003.........................................................................................       1,215,000
2004.........................................................................................         442,000
2005.........................................................................................         442,000
Thereafter...................................................................................       2,174,000
                                                                                                --------------
      Total..................................................................................      $8,509,000
                                                                                                ==============


         Total rent expense under operating leases, net of sublease income for the years ended December 31, 2000 and 1999 was $1.1 million and $183,000 respectively, and $30,000 for the period from May 1, 1998 (inception) through December 31, 1998.

EMPLOYMENT AGREEMENTS

         The Company is subject to employment agreements with certain members of management.

LEGAL ACTIONS

         In February 2001, a complaint alleging 15 causes of action was filed in Los Angeles Superior Court (Case No. BC245538) against ValueClick, its subsidiary ClickAgents, and the two founders of ClickAgents, both of whom remain employees of ClickAgents. The plaintiff, Adam Powell, alleges that the founders of ClickAgents entered into a joint venture agreement and other related agreements with him in early 1999, and that the founders and ClickAgents breached those agreements in July 1999 when the plaintiff's relationship with ClickAgents terminated. Powell also asserted various other causes of action, including fraud, breach of fiduciary duty, and conversion, arising from the same set of allegations. Powell claims he is entitled to a percentage of ClickAgents' profits and a percentage of the merger consideration from ValueClick, which Powell estimated in his complaint to exceed $11 million, and to other equitable relief, including appointment of a receiver. ValueClick believes that Mr. Powell's allegations are without merit and intends to vigorously defend the lawsuit on behalf of all defendants. The discovery process in this matter has commenced and the ValueClick anticipates filing a response to the lawsuit shortly. The Company has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

         Other than the ClickAgents matter discussed above, the Company is not a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on its business, operating results or financial condition.

14. SEGMENTS, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         The Company operates in one industry segment, the Internet advertising business and as such has no other separate reportable industry segments.

         The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan and with operations in Europe through its wholly owned subsidiary, ValueClick Europe, ValueClick France and ValueClick Germany. Other international subsidiaries include ValueClick Canada and ValueClick Brazil. The Company's geographic information is as follows:


                                                               YEAR ENDED
                                                           DECEMBER 31, 2000
                                                     -----------------------------
                                                                                             LONG-LIVED
                                                                      INCOME (LOSS)            ASSETS
                                                                          FROM            AT DECEMBER 31,
                                                      REVENUES         OPERATIONS               2000
                                                  ------------------------------------------------------------
United States..................................        $42,568,000        $(3,563,000)            $ 9,732,000
Japan..........................................         11,679,000          1,523,000                 471,000
Europe.........................................          2,443,000         (1,140,000)                154,000
Other Internationl.............................             16,000           (634,000)                 48,000
                                                  ------------------------------------------------------------
      Total....................................        $56,706,000        $(3,814,000)            $10,405,000
                                                  ============================================================


                                                              YEAR ENDED
                                                           DECEMBER 31, 1999
                                                     -----------------------------
                                                                                            LONG-LIVED
                                                                     INCOME (LOSS)            ASSETS
                                                                          FROM            AT DECEMBER 31,
                                                      REVENUES         OPERATIONS              1999
                                                  ------------------------------------------------------------
United States..................................        $22,705,000           $685,000              $4,621,000
Japan..........................................          2,093,000             15,000                 200,000
Europe.........................................                 --           (172,000)                 17,000
                                                  ------------------------------------------------------------
      Total....................................        $24,798,000           $528,000              $4,838,000
                                                  ============================================================


         There were no significant foreign operations prior to the acquisition of majority control of ValueClick Japan in August of 1999.

15. SUBSEQUENT EVENTS

         On December 18, 2000, ValueClick, Z Media, Inc. ("Z Media") and Z Media Acquisition Corp., a wholly-owned subsidiary of ValueClick, entered into an Agreement and Plan of Merger, under which ValueClick agreed to acquire Z Media. The merger was completed on January 31, 2000. On that date, the Z Media Acquisition Corp. was merged with and into Z Media and Z Media remained as the surviving corporation and a wholly-owned subsidiary of ValueClick. ValueClick accounted for the merger as a pooling-of-interests, and as such, the future consolidated financial statements will be restated to included Z Media's financial data as if the Z Media had always been a part of ValueClick.

         Z Media is a co-registration company that provides highly qualified email subscribers to advertisers and direct marketers.

         In connection with the merger, ValueClick issued an aggregate of 2,767,689 shares of its Common Stock in exchange for all outstanding shares of Z Media and reserved 457,329 additional shares of Common Stock for issuance upon exercise of outstanding employee stock options of Z Media.

                                                                     SCHEDULE II

                                VALUECLICK, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                BALANCE AT     ADDITIONS CHARGED
                               BEGINNING OF       TO COSTS AND                        BALANCE AT END OF
                                  PERIOD            EXPENSES          DEDUCTIONS            PERIOD
                            ------------------------------------------------------------------------------
    2000:
        Allowance for
       doubtful accounts...           $762,000           $692,000                  -           $1,454,000

    1999:
        Allowance for
       doubtful accounts...             $8,000           $754,000                  -             $762,000

    1998:
        Allowance for
       doubtful accounts...                  -              8,000                  -               $8,000



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         Set forth below is information concerning our directors, executive officers and other key employees.


NAME                             AGE      POSITION(S)
- -----                            ----     -----------
James R. Zarley                  56       Chairman of the Board, Chief Executive Officer and President
Samuel Paisley                   51       Chief Operating Officer, Executive Vice President of Corporate Development
Kurt A. Johnson                  38       Chief Financial Officer and Secretary
Peter Wolfert                    37       Chief Technology Officer
Steven J. Umberger               39       President, ValueClick International
Earle A. Malm II                 51       Vice Chairman
Brian Coryat                     39       Founder and Director
David S. Buzby                   41       Director
Robert D. Leppo                  57       Director
Martin T. Hart                   65       Director
Jeffery E. Epstein               44       Director
Barry Salzman                    38       Director

         JAMES R. ZARLEY is the Chairman of the Board and Chief Executive Officer of ValueClick. He has served as Chairman, and has been an advisor to ValueClick, since May 1998. In February 1999, Mr. Zarley joined ValueClick in a full-time capacity and in May 1999 he became Chief Executive Officer. In January of 2001, Mr. Zarley assumed the added position of President of ValueClick, Inc. Prior to joining ValueClick, from April 1987 to December 1996, Mr. Zarley was Chief Executive Officer of Quantech Investments, an information services company. From December 1996 to May 1998, Mr. Zarley was the Chairman and Chief Executive Officer of Best Internet, until its merger with Hiway Technologies, a Web hosting company, in May 1998. From May 1998 to January 1999, Mr. Zarley was the Chief Operating Officer of Hiway Technologies until its merger with Verio. Mr. Zarley has more than 30 years of technology business experience as a senior executive.

         SAMUEL PAISLEY is the Chief Operating Officer and Executive Vice President of Corporate Development of ValueClick. Mr. Paisley joined ValueClick in his initial role of Executive Vice President in April 2000 and assumed the added position of Chief Operating Officer in January 2001. Mr. Paisley previously served as Chief Financial Officer & Executive Vice President of Automata International from June 1998 to March 2000. Between August 1980 and June 1998 he held several positions at KPMG Peat Marwick LLP, finishing his employment as a partner in Information, Communications and Entertainment. Mr. Paisley brings nearly 30 years of financial experience to the ValueClick team. Mr. Paisley graduated with a B.A. from Washington & Jefferson College and an M.B.A. from the University of Pittsburgh.

         KURT A. JOHNSON joined ValueClick as its Chief Financial Officer in May 1999 and has also served as its Secretary since September 1999. Mr. Johnson brings over 15 years of financial management experience to the ValueClick team. From February 1998 to May 1999, Mr. Johnson was an investment banker at Olympic Capital Partners, specializing in mergers and acquisitions and Internet company investments. Mr. Johnson also served as Vice President of Investments for Bozarth & Turner Securities from March 1995 through January 1998. He served as Chief Financial Officer of HSD Corporation, a privately held industrial automation company, from April 1994 to March 1995, and was a divisional controller for Ogden Corporation from February 1990 to April 1994. Mr. Johnson graduated with a B.A. from Eastern Washington University and an M.B.A. from Gonzaga University and is also a Certified Management Accountant.

         PETER WOLFERT joined ValueClick as its Chief Technology Officer in June 2000. Previously, Mr. Wolfert was the Senior Vice President & Director of Information Technology for Mellon Capital Management, an investment management firm in San Francisco, from October 1998 until June 2000. Prior to that he served as Senior Vice President of Information Technology at AIM Funds in San Francisco from October 1995 to October 1998. From January 1992 until October 1995, Mr. Wolfert was Senior Vice President of Information Technology at Trust Company of the West (TCW) in Los Angeles. Mr. Wolfert has over nine years experience in driving Information Technology strategic direction and tactical initiatives in technology dependent organizations. Mr. Wolfert graduated with a B.S. from the University of California at Davis, and also earned an M.B.A. with emphasis in Management Information Systems from the University of California at Irvine.

         STEVEN J. UMBERGER has been a director since May 1998 and President of ValueClick International since March 2000. Mr. Umberger also served as the President of ValueClick Europe, Limited from August 1999 until February 2000. From April 1995 to June 1999, he was employed as the Chief Marketing Officer of Hiway Technologies, a Web hosting company and later a division of Verio. Prior to that, he served as Chief Executive Officer of IAAI, a computer reseller company from March 1991 to March 1995. From March 1993 to June 1997, Mr. Umberger was also the co-owner of Acme Barricades Company, a construction rental company. Mr. Umberger graduated with a B.A. from the Virginia Military Institute and an M.B.A. from the College of William and Mary.

         EARLE A. MALM II has been Vice Chairman of the Board since January 2001 and a director since July of 1999. Previously, Mr. Malm was ValueClick's President and Chief Operating Officer from February 2000 until January 2001. Mr. Malm joined ValueClick in June 1999 as its Chief Marketing Officer and served in this capacity until February 2000. Prior to joining ValueClick, Mr. Malm was the Chief Operating Officer for AIM Funds, an investment management company in San Francisco, from June 1998 to March 1999. From March 1990 to May 1998, Mr. Malm served in various capacities at GT Global, an investment management company, including Senior Vice President of Institutional Marketing, Executive Vice President of Business Development and Chief Operating Officer. In addition, Mr. Malm has over 25 years of business experience in consumer, commercial, industrial and financial services businesses, where he has held senior management positions with GE and RCA. Mr. Malm graduated with a B.S. from Bowling Green State University.

         BRIAN CORYAT is the founder of ValueClick and has served as a director since the Company's inception. Mr. Coryat served as the Company's Vice Chairman from February 2000 to January 2001. He also served as the Company's President from its inception until February 2000 and acted as the Chief Operating Officer from May 1999 until February 2000. Mr. Coryat's prior experience includes the formation, development and direction of Web-Ignite Corporation, an Internet promotions company, from May 1996 through December 1998. From September 1994 through May 1996, Mr. Coryat served as Chief Executive Officer of AAA Internet Promotions, an Internet directory listing service.

         DAVID S. BUZBY has been a director since May 1999. Mr. Buzby is an investor and operator of entrepreneurial companies. Most recently, he was Chief Operating Officer and a founding investor of BarterTrust, an international business-to-business e-commerce barter exchange, from June 1999 to September 2000. Previously, Mr. Buzby worked with Best Internet, a web hosting company, from August 1994 to January 1999. Mr. Buzby held various positions at Best Internet including Chief Financial Officer and Vice Chairman of the Board and was a founding investor. From 1991 through 1995, Mr. Buzby co-founded and was the CEO of Resource Holdings, a company that acquired and re-sold multiple recycling operations in Northern California. From 1988 through 1990, he worked with Springboard Partners, a leveraged buy-out partnership based in Denver, Colorado, acquiring and operating manufacturing and distribution businesses. From 1982 through 1986, Mr. Buzby held various positions in commercial banking with Chase Manhattan and Lloyds Bank International. . Mr. Buzby has numerous private investments and serves on the Board of Directors of several private companies. Mr. Buzby graduated with a B.A. from Middlebury College and an M.B.A. from Harvard Business School.

         ROBERT D. LEPPO has been a director of ValueClick since May 1998. Mr. Leppo's primary occupation since 1977 has been as a private investor. He serves on the Board of Directors of several private companies. Mr. Leppo graduated with a B.A. from Stanford University and an M.B.A. from Harvard Business School.

         MARTIN T. HART has been a director since March 1999. Mr. Hart's primary occupation since 1969 has been as a private investor. Mr. Hart is also a director of PJ America, a foods service company, MassMutual Corporate Investors, an investment company, MassMutual Participation Investors, an investment company, Schuler Homes, a builder of homes, Optical Securities, a manufacturer of security systems, T-Netix, a communications company, Vail Banks, a multi-bank holding company, and Ardent Software, a software company, and he continues to serve on the Board of Directors of several private companies. Mr. Hart graduated with a B.A. from Regis University and is a Certified Public Accountant.

         JEFFERY E. EPSTEIN has been a director since February 2000. Mr. Epstein has served as the Executive Vice President of DoubleClick, Inc., a provider of Internet advertising solutions for advertisers and Web publishers, since April 1999. From March 1998 to April 1999, Mr. Epstein served as DoubleClick's Chief Financial Officer. From May 1997 to February 1998, Mr. Epstein served as Chief Financial Officer of Trans National Group Inc., a consumer services company. From January 1995 to March 1997, Mr. Epstein served as Senior Vice President of CUC International Inc., a membership based consumer services company. From February 1988 to December 1994, Mr. Epstein served as Chief Financial Officer of King World Productions, Inc., a television production company. Mr. Epstein received his B.A. from Yale University and his M.B.A. from Stanford University.

         BARRY SALZMAN has been a director since February 2000. Mr. Salzman has served as the President of Global Media for DoubleClick, Inc., a provider of Internet advertising solutions for advertisers and Web publishers, since November 2000. Prior to that he served as the President of DoubleClick International since joining the company in February 1997. From August 1994 to January 1997, Mr. Salzman served as President of BMS Associates, Inc., a consulting firm. From June 1993 to July 1994, Mr. Salzman served as an associate for AEA Investors, Inc., a principal investment firm. From June 1989 to June 1993, Mr. Salzman served as an Engagement Manager for McKinsey & Company, a management consulting firm. Mr. Salzman received his B.S. from the University of Cape Town and his M.B.A. from Harvard University.

BOARD OF DIRECTORS

         Our Board is currently composed of nine members. Each director serves until the next annual meeting or until his or her successor is duly elected and qualified.

BOARD COMMITTEES

         In March 1999, the Board established an audit committee and a compensation and incentive plan committee. Mr. Leppo, Mr. Hart, Mr. Buzby and Mr. Epstein serve on the audit committee and Mr. Leppo, Mr. Buzby and Mr. Salzman comprise the compensation and incentive plan committee.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the information in our Proxy Statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the information in our Proxy Statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the information in our Proxy Statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of this Report:

                  1. FINANCIAL STATEMENTS. The following financial statements of ValueClick, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:


                                                                                                                              Page
                                                                                                                             -----
ValueClick, Inc. Consolidated Financial Statements
      Report of Independent Accountants...................................................................................   37
      Consolidated Balance Sheets as of December 31, 2000 and 1999........................................................   38
      Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period from May 1, 1998
        (inception) through December 31, 1998.............................................................................   39
      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999 and the Period from
        May 1, 1998 (inception) through December 31, 1998.................................................................   40
      Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the Period from May 1, 1998
        (inception) through December 31, 1998.............................................................................   41
      Notes to Consolidated Financial Statements..........................................................................   42

                  2.       FINANCIAL  STATEMENT  SCHEDULE.  All schedules  other than noted below have been omitted because they are not  applicable,  not required,  or the  information  is included in the  financial statements or notes thereto.

      Schedule II - Valuation and Qualifying Accounts.....................................................................   59


                  3.       EXHIBITS.  The following Exhibits are attached hereto and incorporated herein by reference:

- ----------------- ----------------------------------------------------------------------------------------------------
NUMBER            DESCRIPTION
- ----------------- ----------------------------------------------------------------------------------------------------
3.1*              Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
- ----------------- ----------------------------------------------------------------------------------------------------
3.2*              Bylaws of the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
3.3*              Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
                  Registrant, dated March 29, 2000.
- ----------------- ----------------------------------------------------------------------------------------------------
4.1               See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation
                  and Bylaws for the Registrant defining the rights of holders of Common Stock of the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
4.2*              Specimen Stock Certificate.
- ----------------- ----------------------------------------------------------------------------------------------------
10.1*             Deed of Assignment, dated January 1, 1999, between Web-Ignite Corporation and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.2*             Trademark Assignment, dated as of May 1, 1998, from Web-Ignite Corporation to the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.3*             Exchange Agreement, dated December 31, 1998, between the Registrant and ValueClick, LLC.
- ----------------- ----------------------------------------------------------------------------------------------------
10.4*             Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998.
- ----------------- ----------------------------------------------------------------------------------------------------
10.5*             Loan and Share Issuance Agreement, dated October 22, 1998, between ValueClick, LLC and Jonathan
                  Hendriksen.
- ----------------- ----------------------------------------------------------------------------------------------------
10.6*             License and Option Agreement, dated January 1, 1999, between ValueClick, LLC and ValueClick Japan,
                  Inc. in effect from January 1, 1999 to December 17, 1999.
- ----------------- ----------------------------------------------------------------------------------------------------
10.7*             Stock Purchase Agreement, dated August 6, 1999, between Jonathan Hendriksen and Timothy Williams and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.8*             Share Purchase Agreement, dated December 31, 1999, between the Registrant and Steve Umberger.
- ----------------- ----------------------------------------------------------------------------------------------------
10.9*             License Agreement, dated August 17, 1999, between the Registrant and ValueClick Europe, Limited.
- ----------------- ----------------------------------------------------------------------------------------------------
10.10*            1999 Stock Option Plan, as amended, and form of option agreement.
- ----------------- ----------------------------------------------------------------------------------------------------
10.11*            Key Employee Agreement between the Registrant and Kurt A. Johnson.
- ----------------- ----------------------------------------------------------------------------------------------------
10.12*            Key Employee Agreement between the Registrant and James R. Zarley.
- ----------------- ----------------------------------------------------------------------------------------------------
10.13*            Key Employee Agreement between the Registrant and Earle A. Malm II.
- ----------------- ----------------------------------------------------------------------------------------------------
10.14*            Key Employee Agreement between the Registrant and John H. Schwenk.
- ----------------- ----------------------------------------------------------------------------------------------------
10.15*            Form of Employee Confidentiality, Noncompetition and Invention Agreement between the Company each of its directors and officers and certain employees.
- ----------------- ----------------------------------------------------------------------------------------------------
10.16*            Sublease, dated April 1, 1999, between QAD, Inc. and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.17*            Lease, dated August 30, 1999, between William D. and Edna J. Wright, dba South Coast Business Park
                  and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.18*            Service Agreement, dated August 17, 1999, between SoftAware, Inc. and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.19*            Service Agreement, dated June 8, 1999, between Verio and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------

- ----------------- ----------------------------------------------------------------------------------------------------
10.20*            Form of Indemnification Agreement between the Company and each of its directors and officers.
- ----------------- ----------------------------------------------------------------------------------------------------
10.21*            Loan and Security Agreement, dated October 21, 1999, between Silicon Valley Bank and the
                  Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.22*            Intellectual Property Security Agreement, dated October 21, 1999, between Silicon Valley Bank and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.24*            Share Purchase Agreement, dated as of December 31, 1999, between the Registrant and Todd Treusdell.
- ----------------- ----------------------------------------------------------------------------------------------------
10.25*            Share Purchase Agreement, dated as of December 31, 1999, between the Registrant and James R.
                  Zarley.
- ----------------- ----------------------------------------------------------------------------------------------------
10.26*            Share Purchase Agreement, dated as of December 31, 1999, between the Registrant and Brian Coryat.
- ----------------- ----------------------------------------------------------------------------------------------------
10.27*            Common Stock and Warrant Purchase Agreement, dated January 11, 2000, between the Registrant and
                  DoubleClick Inc.
- ----------------- ----------------------------------------------------------------------------------------------------
10.28*            Form of Common Stock Purchase Warrant dated February 28, 2000 and issued to DoubleClick Inc.
- ----------------- ----------------------------------------------------------------------------------------------------
10.29*            Investor Rights Agreement dated as of February 28, 2000 between the Registrant and DoubleClick Inc.
- ----------------- ----------------------------------------------------------------------------------------------------
10.30*            Voting Agreement dated February 28, 2000 among the Registrant, Michael J. Bueno, Brian Coryat,
                  Steven J. Umberger, and James R. Zarley and DoubleClick Inc.
- ----------------- ----------------------------------------------------------------------------------------------------
10.31*            Registration Rights Agreement dated February 28, 2000 between the Registrant and DoubleClick Inc.
- ----------------- ----------------------------------------------------------------------------------------------------
10.32*            Intercompany License Agreement dated December 17, 1999, between the Registrant and ValueClick
                  Japan, Inc.
- ----------------- ----------------------------------------------------------------------------------------------------
10.33*            Stock Purchase Agreement, dated January 20, 2000, between Jonathan Hendriksen and Timothy Williams and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.34*            Employment Agreement dated as of February 14, 2000 between the Registrant and Earle Malm.
- ----------------- ----------------------------------------------------------------------------------------------------
10.35             Sublease, dated June 1, 2000, between Coyote Network Systems, Inc. and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
10.36             Lease, dated September 12, 2000, between Manrock LLC and the Registrant.
- ----------------- ----------------------------------------------------------------------------------------------------
21.1              Subsidiaries of the Registrant
- ----------------- ----------------------------------------------------------------------------------------------------
23.1              Consent of PricewaterhouseCoopers LLP.
- ----------------- ----------------------------------------------------------------------------------------------------

* This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective March 30, 2000 (File No. 333-88765) under the same exhibit number, and is incorporated by reference herein.

         (b)  Reports on Form 8-K:

         On December 5, 2000, we filed a report on Form 8-K to report our acquisition of Bach Systems, Inc. Financial statements for that transaction were provided in an amendment filed under Form 8-K/A dated February 5, 2001.

         On December 22, 2000, we filed a report on Form 8-K to report our acquisition of ClickAgents.com, Inc. Financial statements for that transaction were provided in an amendment filed under Form 8-K/A dated February 22, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on the 31st day of March, 2001.

                                    ValueClick, Inc.

                                    By:  /s/ JAMES ZARLEY
                                       --------------------------------
                                    Name:  James Zarley
                                    Title: President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint each of James Zarley and Kurt Johnson their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


SIGNATURE                               TITLE                                           DATE
- ---------                               -----                                           ----
/s/ James R. Zarley                     Chairman of the Board of Directors, Chief       March 31, 2001
- ---------------------------             Executive Officer and President (Principal
James R. Zarley                         Executive Officer)

/s/ Brian Coryat                        Founder and Director                            March 31, 2001
- ---------------------------
Brian Coryat


/s/ Earle A. Malm II                    Vice Chairman of the Board of Directors         March 31, 2001
- ---------------------------
Earle A. Malm II

/s/ Kurt A. Johnson                     Chief Financial Officer (Principal Financial    March 31, 2001
- ---------------------------             and Accounting Officer)
Kurt A. Johnson

/s/ David S. Buzby                      Director                                        March 31, 2001
- ---------------------------
David S. Buzby

/s/ Jeffrey E. Epstein                  Director                                        March 31, 2001
- ---------------------------
Jeffrey E. Epstein

/s/ Martin T. Hart                      Director                                        March 31, 2001
- ---------------------------
Martin T. Hart

/s/ Robert D. Leppo                     Director                                        March 31, 2001
- ---------------------------
Robert D. Leppo

/s/ Barry Salzman                       Director                                        March 31, 2001
- ---------------------------
Barry Salzman

/s/ Steven J. Umberger                  Director                                        March 31, 2001
- ---------------------------
Steven J. Umberger