Form 10-Q
period 2001-03-31
VALUECLICK INC/CA
filed 2001-05-15
CIK 1080034

Use these links to rapidly review the document
VALUECLICK, INC. INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-30135

VALUECLICK, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0495335 (I.R.S. Employer Identification No.)

4360 PARK TERRACE DRIVE, SUITE 100
WESTLAKE VILLAGE, CALIFORNIA 91361
(Address of principal executive offices, including zip code)

(818) 575-4500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

The number of shares of the Registrant's common stock outstanding as of May 13, 2001 was               .

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2001

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	March 31, 2001
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,204,000	$115,301,000
Investment in marketable securities, at market value	6,426,000	6,566,000
Accounts receivable, net	12,974,000	11,250,000
Prepaid expenses and other current assets	1,085,000	563,000
Deferred tax assets	1,373,000	1,349,000

Total current assets	142,882,000	135,029,000

Property and equipment, net	3,235,000	3,217,000
Intangible assets, net	7,427,000	7,318,000
Other assets	506,000	770,000

TOTAL ASSETS	$154,050,000	$146,334,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,461,000	$8,439,000
Income taxes payable	2,828,000	761,000
Deferred revenue	446,000	410,000
Note payable, current portion	111,000	10,000

Total current liabilities	13,846,000	9,620,000

LONG-TERM LIABILITIES	13,000	7,000
MINORITY INTEREST IN VALUECLICK JAPAN	12,698,000	12,842,000
STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	37,000	37,000
Additional paid-in capital	190,595,000	189,955,000
Treasury stock, at cost	(574,000)	(574,000)
Deferred stock compensation	(4,529,000)	(2,910,000)
Accumulated deficit	(56,358,000)	(58,470,000)
Accumulated other comprehensive loss	(1,678,000)	(4,173,000)

Total stockholders' equity	127,493,000	123,865,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$154,050,000	$146,334,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three-Month Period Ended March 31,
	2000	2001
Revenues	$15,214,000	$12,716,000
Cost of revenues	7,649,000	6,123,000

Gross profit	7,565,000	6,593,000

Operating expenses:
Sales and marketing	1,986,000	2,965,000
General and administrative	2,147,000	3,710,000
Product development	827,000	1,041,000
Stock-based compensation	1,297,000	960,000
Amortization of intangible assets	223,000	462,000
Merger-related costs	—	713,000

Total operating expenses	6,480,000	9,851,000

Income/(loss) from operations	1,085,000	(3,258,000)
Interest income, net	61,000	1,390,000

Income/(loss) before income taxes and minority interest	1,146,000	(1,868,000)
Provision for income taxes	1,044,000	100,000

Income/(loss) before minority interest	102,000	(1,968,000)
Minority share of income of ValueClick Japan	(132,000)	(144,000)

Net loss	$(30,000)	$(2,112,000)

Basic and diluted net loss per share	$(0.00)	$(0.06)

Shares used to calculate basic and diluted	21,248,000	36,434,000

Net loss	$(30,000)	$(2,112,000)
Other comprehensive income (expense):
Foreign currency translation adjustment	(23,000)	(2,687,000)
Unrealized gain/(loss) on marketable securities	(10,309,000)	135,000

Comprehensive loss	$(10,362,000)	$(4,664,000)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-month period ended March 31,
	2000	2001
Cash flows from operating activities:
Net loss	$(30,000)	$(2,112,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	354,000	771,000
Provision for doubtful accounts, net of write-offs	290,000	659,000
Stock-based compensation	1,297,000	960,000
Minority share of income of ValueClick Japan	132,000	144,000
Deferred taxes	(41,000)	(104,000)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,804,000)	1,065,000
Prepaid expenses and other assets	(1,457,000)	269,000
Accounts payable and accrued liabilities	840,000	(2,022,000)
Income taxes payable	685,000	(2,067,000)
Deferred revenue	(42,000)	(36,000)

Net cash provided by (used in) operating activities	224,000	(2,473,000)

Cash flows from investing activities:
Purchases of property and equipment	(419,000)	(641,000)
Purchases of intangible assets	—	(14,000)

Net cash used in investing activities	(419,000)	(655,000)

Cash flows from financing activities:
Proceeds from the DoubleClick transaction	10,000,000	—
Repayments on short-term debt	(111,000)	(101,000)
Repayments on note payable	(3,000)	(6,000)
Proceeds from the exercises of common stock options	252,000	19,000

Net cash provided by (used in) financing activities	10,138,000	(88,000)

Effect of currency translations	(23,000)	(2,687,000)

Net increase (decrease) in cash and cash equivalents	9,920,000	(5,903,000)
Cash and cash equivalents, beginning of period	3,681,000	121,204,000

Cash and cash equivalents, end of period	$13,601,000	$115,301,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,000	$8,000

Cash paid for income taxes	$900,000	$2,067,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of common stock for DoubleClick common stock	$85,796,000	$—

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION and NEW ACCOUNTING PRONOUNCEMENTS

    The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (the "SEC") under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that may be included in the Company's annual consolidated financial statements and footnotes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2000 and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC on April 2, 2001.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    The condensed consolidated financial statements include the accounts of the Company and its subsidiaries from the dates of their respective acquisitions, acquisition of majority voting control or date of formation, for business combinations accounted for as pooling-of-interests. As discussed in Note 3, the Company's mergers with ClickAgents.com, Inc. ("ClickAgents") and Z Media, Inc. ("Z Media"), were accounted for as pooling-of-interests and the financial results of the Company, ClickAgents and Z Media have been combined for the historical periods presented.

    In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133, as amended by SFAS No. 137 and 138, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133, as amended, requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. We have adopted the guidance in SFAS No. 133 for our fiscal year beginning January 1, 2001. We have not held derivative instruments or engaged in hedging activities. Accordingly, the adoption of SFAS No. 133, as amended, did not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

    In December 2000, the Company's management made an assessment that the decline in market value of the remaining DoubleClick stock was other than temporary. Accordingly, in 2000 the Company recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for a separate component of stockholders' equity.

    During April 2001, the Company sold its remaining 567,860 shares of its DoubleClick common stock for cash proceeds of $6.9 million. The sale of these shares resulted in a realized gain of $701,000.

3. BUSINESS COMBINATIONS

  Pooling-of-interests

    On December 8, 2000 the Company consummated its merger with ClickAgents. In connection with the merger, the Company issued an aggregate of 4,906,071 shares of its Common Stock in exchange for all outstanding shares of ClickAgents and reserved 427,237 additional shares of Common Stock for issuance upon exercise of outstanding employee stock options of ClickAgents.

    On January 31, 2000, the Company consummated its merger with Z Media. In connection with the merger, the Company issued an aggregate of 2,727,678 shares of its Common Stock in exchange for all outstanding shares of Z Media and reserved 419,366 additional shares of Common Stock for issuance upon exercise of outstanding employee stock options of Z Media.

    The Company accounted for the mergers as a pooling-of-interests, and as such, the condensed consolidated financial statements have been restated to combine ClickAgents' and Z Media's financial data as if both entities had always been a part of the Company.

    Merger-related costs of $713,000 included in the condensed consolidated statements of operations for the three-month period ended March 31, 2001 were comprised primarily of direct transaction costs related to the Z Media merger.

  Purchase

    On November 20, 2000, the Company completed its acquisition of Bach Systems, Inc. ("Bach Systems"). The Company accounted for the acquisition under the purchase method. Accordingly, and the results of Bach Systems' operations are included in the Company's condensed consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price was approximately $5.1 million. The excess purchase price over the fair value of the tangible net assets acquired of approximately $3.9 million at the closing date was allocated to identifiable intangible assets, including goodwill, and is being amortized over three to five years.

    The consideration may increase by up to an additional $15.9 million depending on the actual amount of potential earnout payments. The potential earnout would be paid out in common stock over the eight successive calendar quarters after the closing date if certain revenue and income before taxes, as defined, milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when the outcome of the contingency is determinable beyond a reasonable doubt. For the three-month period ended March 31, 2001, the earnout aggregated $1,363,000 or 340,625 shares of the Company's common stock. At this time, we have not deemed any future contingencies related to the earnout as determinable beyond a reasonable doubt.

4. ACCOUNTS RECEIVABLE.

    Accounts receivable are stated net of an allowance for doubtful accounts of $1,759,000 and $2,418,000 at December 31, 2000 and March 31, 2001, respectively.

5. PROPERTY AND EQUIPMENT.

    Property and equipment consisted of the following:

	December 31, 2000	March 31, 2001
Computer equipment and purchased software	$3,012,000	$3,303,000
Furniture and equipment	983,000	983,000
Vehicles	56,000	56,000
Leasehold improvements	242,000	242,000

	4,293,000	4,584,000
Less: accumulated depreciation and amortization	(1,058,000)	(1,367,000)

	$3,235,000	$3,217,000

6. INTANGIBLE ASSETS.

    Intangible assets are comprised primarily of goodwill, which represents the excess of the cost of the acquired business over the net assets acquired, and purchased technologies and are being amortized on a straight-line basis over 3 to 5 years. Intangible assets are stated net of accumulated amortization of $1,502,000 and $1,108,000 at December 31, 2000 and March 31, 2001, respectively.

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

7. COMMITMENTS AND CONTINGENCIES.

    In February 2001, a complaint was filed against ValueClick, its subsidiary ClickAgents, and the two founders of ClickAgents, both of whom remain employees of ClickAgents. The plaintiff alleges, among other things, that the founders of ClickAgents breached a joint venture agreement in July 1999 when the plaintiff's relationship with ClickAgents terminated. The plaintiff claims he is entitled to a percentage of ClickAgents' profits and a percentage of the merger consideration from ValueClick, estimated in the complaint to exceed $11 million, and to other equitable relief, including appointment of a receiver. ValueClick believes that the plaintiff's allegations are without merit and intends to vigorously defend the lawsuit on behalf of all defendants. The Company has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

    Other than the ClickAgents matter discussed above, the Company is not a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on its business, operating results or financial condition.

8. STOCKHOLDERS' EQUITY.

INITIAL PUBLIC OFFERING

    On March 30, 2000 the Company completed its initial public offering in which the Company sold 4,000,000 shares of its Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. The proceeds to the Company from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $68.6 million. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share) of which 36,430,625 and 36,439,800 shares of Common Stock were outstanding at December 31, 2000 and March 31, 2001, respectively.

9. LOSS PER SHARE

    Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding for the period. Diluted loss per share represents net loss divided by the weighted-average number of shares outstanding, inclusive of the impact of common stock equivalents unless anti-dilutive.

    The reconciliations of basic to diluted weighted average shares are as follows:

	2000	2001
Weighted average shares used in basic and diluted computation	21,248,000	36,434,000

    Options to purchase 340,000 and 1.9 million weighted shares of common stock at prices at $11 and ranging from $5.00 to $11.00 were outstanding during the three-month periods ended March 31, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the periods and, therefore, were anti-dilutive. Options to purchase 1.9 million and 1.5 million weighted shares of common stock at prices ranging from $1.00 to $11.00 and $0.07 to $4.25 were outstanding during the three-month periods ended March 31, 2000 and 2001, respectively, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company incurred a net loss.

10. SEGMENTS, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

    The Company operates in one industry segment, the internet advertising business, and as such has no other separate reportable segments.

    The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan and with operations in Europe through its wholly owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. The Company has

additional international operations through its ValueClick Canada and ValueClick Brazil subsidiaries. The Company's geographic information is as follows:

Three-month Period Ended March 31, 2001
	Revenues	Income (loss) from Operations	Long-Lives Assets as of March 31, 2001
United States	$7,464,000	$(3,874,000)	$9,510,000
Japan	3,689,000	680,000	834,000
Europe	1,518,000	109,000	124,000
Other	45,000	(173,000)	67,000

Total	$12,716,000	$(3,258,000)	$10,535,000

    There were no significant foreign operations prior to the acquisition of majority control of ValueClick Japan in August of 2000.

    For the three-month periods ended March 31, 2001 and 2000, no customer comprised greater than 10% of revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2000 and our prospectus filed with the SEC on March 31, 2000 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

    We focus on performance-based Internet advertising solutions, known as cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-lead ("CPL"), in which an advertiser only pays us, and we in turn only pay a publisher of a Web site, when an Internet user clicks on an advertiser's banner advertisement or performs an action, as specifically defined in each campaign. We provide our advertising customers, primarily direct marketing companies, an Internet advertising alternative to the cost-per-thousand-impressions, or CPM, model, in which advertisers pay whenever their banner ads are displayed. Our solution provides publishers of over 30,000 small- to medium-sized Web sites the opportunity to generate advertising revenues. We also provide publishers of large Web sites the ability to capture incremental revenues from their unsold advertising inventory.

    Our Internet advertising business began in July 1997, as a line of business within Web-Ignite Corporation. In May 1998, the Internet advertising business of Web-Ignite was transferred to ValueClick, LLC, a newly formed California limited liability company controlled by Web-Ignite's sole stockholder. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation. We generate revenues by delivering banner and text-link advertisements to Web sites in the ValueClick network. Pricing of our advertising is on a CPC, CPA and CPL basis and varies depending on whether advertising is delivered across our entire network or across targeted categories within our network. During 2001, approximately (85%) of our revenues were derived from banner advertising delivered across our entire network. We sell our services through our sales and marketing staff located in Westlake Village, California; San Francisco, California; New York, New York; Fremont, California; West Palm Beach, Florida; Tokyo, Japan; Osaka, Japan; London, England; Paris, France; Munich, Germany; Toronto, Canada; and, Sao Paolo, Brazil. The advertisements we deliver are sold under short-term agreements that are subject to cancellation. Revenues are recognized in the month that clicks or action from clicks on delivered banner advertisements occur or when a customer lead is delivered, provided that no significant obligations on our part remain and collection of the related receivable is probable. To date, our agreements have not required a guaranteed minimum number of clicks or actions. We pay each Web site in the ValueClick network a price-per-click or price-per-action, which is based upon the respective volume delivered by the Web site in a given month. These payments made to Web publishers are included in the cost of revenues. Our agreements with Web publishers are also subject to cancellation. We expect to generate most of our revenues in the foreseeable future from Internet advertising.

    In December 2000 and January 2001, we completed our mergers with ClickAgents.com, Inc. ("ClickAgents") and Z Media, Inc. ("Z Media"), respectively. The mergers were accounted for using the pooling-of-interests method and accordingly, the financial information for all periods have been restated to combine our results with the results of ClickAgents and Z Media.

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

  REVENUES

    Our revenues are derived primarily from the sale of clicks on advertisements delivered through the ValueClick and ClickAgents networks, actions delivered through Bach Systems' onResponse.com network and leads generated through the Z Media network. We charge each advertiser an amount based on the number of times users click on the advertiser's banner ad, the number of times users perform actions, as defined by each specific contract, on the advertiser's website or the number of leads generated based on the interest in the advertiser's website. Net revenues for the three-month period ended March 31, 2001 were $12.7 million compared to $15.2 million for the same period in 2000, a decrease of $2.5 million or 16.4%. The revenue decline for the 2001 period was attributable primarily to the continued softness in the overall media market, due in part to the continued decline in advertising from electronic commerce and other Internet customers and the general economic slowdown, partially offset by the increased revenue from our Japanese operations and the inclusion of Bach Systems' onResponse.com business in 2001.

    The ValueClick worldwide network delivered 19.6 million click-throughs, 2.7 million actions and 8.9 leads during the first quarter of 2001, compared to 34.0 million click-throughs and 5.5 million actions during the corresponding period in 2000. The Company also delivered more than 20.6 billion ad impressions during the first quarter of 2001. The decrease in the average sales price per lead to $0.12 for the three-month period ended March 31, 2001 from $0.20 for the same period in 2000, also contributed to the revenue decline in the 2001 period. The decrease in overall sales volume was partially offset by the Company's ability to increase in the average price per click to $0.44 for the three-month period ended March 31, 2001 from $0.42 for the same period in 2000.

  COST OF REVENUES

    Cost of revenues consists primarily of amounts we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a cost-per-click, cost-per-action or cost-per-lead basis. Cost of revenues also includes depreciation costs of the advertising delivery system and Internet access costs. Cost of revenues was $6.1 million for the three-month period ended March 31, 2001 compared to $7.6 million for the same period in 2000, a decrease of $1.5 million or 20.0%. The decrease in cost of revenues was directly attributable to the decreased delivery of advertisements. Gross profit margin increased to 51.8% in the first quarter of 2001 from 49.7% in 2000. The increase in gross margin was primarily due to a decrease in the average cost per click and cost per action of $0.18 and $0.07, respectively, for the three-month period ended March 31, 2001 compared to $0.21 and $0.11 for the same period in 2000.

  SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended March 31, 2001 were $3.0 million compared to $2.0 million for the same period in 2000, an increase of $1.0 million or 49.3%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel and to increased advertising, public relations and other sales and marketing activities.

  GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and professional service fees. General and administrative expenses for the three-month period ended March 31, 2001 were $3.7 million compared to $2.1 million for the same period in 2000, an increase of $1.6 million or 72.8%. The increase in general and administrative expenses was due primarily to the addition of executive and administrative employees over the prior period.

    We also have incurred related expenses associated with hiring additional personnel, expanding our corporate offices to accommodate our increased personnel and other professional service expenses incurred as a public company that were not incurred in the 2000 period.

  PRODUCT DEVELOPMENT

    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended March 31, 2001 were $1.0 million compared to $827,000 for the same period in 2000, an increase of $214,000 or 25.9%. The increase was due primarily to the hiring of additional engineers and support personnel. We believe that continued investment in product development is critical to attaining our strategic objectives.

  STOCK-BASED COMPENSATION

    Deferred stock compensation included in the accompanying balances sheets reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation for the three-month period ended March 31, 2001 amounted to $960,000, which relates to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $1.3 million for the three-month period ended March 31, 2000 relates to our amortization method that proportionally charges to expense the deferred stock compensation as options vest.

  AMORTIZATION OF INTANGIBLES AND ACQUIRED SOFTWARE

    Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in May 1998, goodwill created as a result of the acquisitions of Bach Systems in November 2000, the majority interest in ValueClick Japan in August 1999 and software acquired from StraightUP!, Inc. in September 2000. The increase in the current period represents the amortization of Bach Systems goodwill not included in 2000.

  MERGER-RELATED COSTS

    Merger-related costs represent direct transaction costs incurred related to the pooling-of-interests with Z Media consummated on January 31, 2001.

  INTEREST INCOME, NET

    Interest income, net principally consists of interest earned on our cash and cash equivalents and is net of interest paid on debt obligations. Interest income was $1.4 million for the three-month period ended March 31, 2001 compared to $61,000 for the same period in 2000. The increase is attributable to the increased balances of cash and cash equivalents primarily resulting from the proceeds we received from our initial public stock offering, the DoubleClick investment transaction, the sale of a portion of our DoubleClick stock holdings and the initial public stock offerings of our majority owned subsidiary, ValueClick Japan.

  PROVISION FOR INCOME TAXES

    For the three-month period ended March 31, 2001, our provision for Federal, state and foreign income taxes amounted to $100,000, compared to $1.0 million for the same period in 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The provision for income taxes reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization.

  MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

    Minority share of income of ValueClick Japan was $144,000 for the three-month period ended March 31, 2001, compared to $132,000 for the same period in 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income achieved by ValueClick Japan.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations through working capital generated from operations and equity financings. Net cash used in operating activities was $2.5 million for the three-month period ended March 31, 2001, representing primarily the timing of payments for taxes and other current obligations.

    The net cash used in investing activities for the three-month period ended March 31, 2001 of $655,000 was the result of cash used to purchase property and equipment.

    Net cash used in financing activities was $88,000 for the three-month period ended March 31, 2001 resulted from the payment of virtually all outstanding debt.

  CREDIT FACILITY

    On October 21, 2000, we executed a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving credit line to be used for general working capital. Interest on the outstanding balances accrues at an annual rate of one percentage point above the bank's prime rate.

    As of December 31, 2000, the bank's prime rate was 9.0%. The credit facility, as amended, contains no restrictive covenants. In exchange for the credit facility, we granted the bank a first priority security interest in our goods and equipment, accounts receivables and intellectual property. At March 31, 2001, we had no outstanding borrowings against this credit line.

    We believe that our existing cash and cash equivalents and our available bank credit are sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133, as amended by SFAS No. 137 and 138, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133, as amended, requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. We have adopted the guidance in SFAS No. 133 for our fiscal year beginning January 1, 2001. We have not held derivative instruments or engaged in hedging activities. Accordingly, the adoption of SFAS No. 133, as amended, did not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

RISK FACTORS

    BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THE

FOLLOWING RISKS ACTUALLY OCCUR, THAT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN SUCH CASE, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

    IF BANNER ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUES COULD DECLINE.

    We currently derive over 90% of our revenues by delivering banner advertisements that generate click-throughs to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following:—click rates have always been low and may decline as the number of banner advertisements on the Web increases;—Internet users can install "filter" software programs which allow them to prevent banner advertisements from appearing on their screens;—banner advertisements are, by their nature, limited in content relative to other media;—direct marketing companies may be reluctant or slow to adopt banner advertising that replaces, limits or competes with their existing direct marketing efforts; and—direct marketing companies may prefer other forms of Internet advertising, including permission-based e-mail. If the number of direct marketing companies who purchase banner clicks from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenues could decline.

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

    Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates its transactions in the Japanese Yen. Our exposure is limited to the extent of the amount of ValueClick Japan's net assets which totaled $23.4 million at March 31, 2001. We also will have foreign currency exchange risks for ValueClick Europe, which denominates its transactions in U.K. pounds. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings or equity as a result of foreign currency exchange rate fluctuations. For all of our other advertising services provided in foreign countries, including Canada, Australia, Belgium, China, England, France, Mexico and Spain, the transactions were denominated in U.S. dollars and we generally receive payment from these foreign customers prior to delivering our services.

    As part of the consideration for DoubleClick's investment in our company, we received 732,860 shares of DoubleClick common stock valued at approximately $85.8 million. During 2000, we sold 165,000 shares of the DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million. In December 2000, we made an assessment that the decline in market value of the remaining DoubleClick stock was other than temporary. Accordingly, in December 2000, we recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for a separate component of stockholders' equity. During April 2001, we sold our remaining 567,860 shares of its DoubleClick common stock for cash proceeds of $6.9 million. The sale of these shares resulted in a realized gain of $701,000.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

10.37	Employment Agreement dated as of December 26, 2000 between the Registrant and Earle Malm.
  (b)
  Report on Form 8-K filed during the quarter ended March 31, 2001:
  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)
By:	/s/ KURT A. JOHNSON Kurt A. Johnson Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2001