Form 10-Q
period 2001-06-30
VALUECLICK INC/CA
filed 2001-08-14
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    The number of shares of the Registrant's common stock outstanding as of August 14, 2001 was 36,492,720.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2001

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	June 30, 2001
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,204,000	$120,858,000
Investment in marketable securities, at market value	6,246,000	—
Accounts receivable, net	12,974,000	9,716,000
Prepaid expenses and other current assets	1,085,000	748,000
Deferred tax assets	1,373,000	1,344,000

Total current assets	142,882,000	132,666,000

Property and equipment, net	3,235,000	3,838,000
Intangible assets, net	7,427,000	6,550,000
Other assets	506,000	604,000

TOTAL ASSETS	$154,050,000	$143,658,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,461,000	$6,245,000
Income taxes payable	2,828,000	708,000
Deferred revenue	446,000	230,000
Note payable, current portion	111,000	10,000

Total current liabilities	13,846,000	7,193,000

LONG-TERM LIABILITIES	13,000	5,000
MINORITY INTEREST IN VALUECLICK JAPAN	12,698,000	12,737,000
STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	37,000	37,000
Additional paid-in capital	190,595,000	189,982,000
Treasury stock, at cost	(574,000)	(574,000)
Deferred stock compensation	(4,529,000)	(2,255,000)
Accumulated deficit	(56,415,000)	(59,492,000)
Accumulated other comprehensive loss	(1,621,000)	(3,975,000)

Total stockholders' equity	127,493,000	123,723,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$154,050,000	$143,658,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three-Month Period Ended June 30,
	2000	2001
Revenues	$16,501,000	$9,660,000
Cost of revenues	8,707,000	4,753,000

Gross profit	7,794,000	4,907,000

Operating expenses:
Sales and marketing	2,780,000	2,789,000
General and administrative	3,030,000	2,968,000
Product development	1,047,000	853,000
Stock-based compensation	1,397,000	655,000
Amortization of intangible assets	225,000	440,000
Merger-related costs	—	267,000

Total operating expenses	8,479,000	7,972,000

Loss from operations	(685,000)	(3,065,000)
Interest income, net	1,199,000	1,174,000
Gain (loss) on sale of marketable securities	(9,006,000)	701,000
Gain from subsidiary stock issuance	13,656,000	—

Income (loss) before income taxes and minority interest	5,164,000	(1,190,000)
Provision for (benefit from) income taxes	2,779,000	(120,000)

Income (loss) before minority interest	2,385,000	(1,070,000)
Minority share of (income) loss of ValueClick Japan	(22,000)	106,000

Net income (loss)	$2,363,000	$(964,000)

Net income (loss) per common share:
Basic	$0.07	$(0.03)
Diluted	$0.06	$(0.03)

Shares used to calculate net income (loss) per common share:
Basic	35,616,000	36,461,000
Diluted	37,239,000	36,461,000

Net income (loss)	$2,363,000	$(964,000)
Other comprehensive income (expense):
Foreign currency translation adjustment	316,000	333,000
Unrealized loss on marketable securities	(16,845,000)	—

Comprehensive loss	$(14,166,000)	$(631,000)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Six-Month Period Ended June 30,
	2000	2001
Revenues	$31,715,000	$22,376,000
Cost of revenues	16,356,000	10,876,000

Gross profit	15,359,000	11,500,000

Operating expenses:
Sales and marketing	4,766,000	5,754,000
General and administrative	5,177,000	6,678,000
Product development	1,874,000	1,894,000
Stock-based compensation	2,694,000	1,615,000
Amortization of intangible assets	448,000	901,000
Merger-related costs	—	980,000

Total operating expenses	14,959,000	17,822,000

Income (loss) from operations	400,000	(6,322,000)
Interest income, net	1,260,000	2,564,000
Gain (loss) on sale of marketable securities	(9,006,000)	701,000
Gain from subsidiary stock issuance	13,656,000	—

Income (loss) before income taxes and minority interest	6,310,000	(3,057,000)
Provision for (benefit from) income taxes	3,823,000	(20,000)

Income (loss) before minority interest	2,487,000	(3,037,000)
Minority share of income of ValueClick Japan	(154,000)	(39,000)

Net income (loss)	$2,333,000	$(3,076,000)

Net income (loss) per common share:
Basic	$0.08	$(0.08)
Diluted	$0.08	$(0.08)

Shares used to calculate net income (loss) per common share:
Basic	28,352,000	36,448,000
Diluted	30,041,000	36,448,000

Net income (loss)	$2,333,000	$(3,076,000)
Other comprehensive income (expense):
Foreign currency translation adjustment	293,000	(2,354,000)
Unrealized loss on marketable securities	(27,761,000)	—

Comprehensive loss	$(25,135,000)	$(5,430,000)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended June 30,
	2000	2001
Cash flows from operating activities:
Net income (loss)	$2,333,000	$(3,076,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	746,000	1,577,000
Provision for doubtful accounts, net of write-offs	76,000	874,000
Stock-based compensation	2,694,000	1,615,000
Gain on subsidiary stock issuance	(13,656,000)	—
Loss (gain) on the sale of marketable securities	9,006,000	(701,000)
Minority share of income of ValueClick Japan	154,000	39,000
Deferred taxes	1,859,000	29,000
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,692,000)	2,384,000
Prepaid expenses and other assets	(796,000)	239,000
Income taxes receivable	(386,000)	—
Accounts payable and accrued liabilities	1,604,000	(4,216,000)
Income taxes payable	(94,000)	(2,120,000)
Deferred revenue	411,000	(216,000)

Net cash provided by (used in) operating activities	2,259,000	(3,572,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,033,000)	(1,267,000)
Purchases of intangible assets	—	(38,000)
Proceeds from the sale of marketable securities	10,309,000	6,948,000

Net cash provided by investing activities	9,276,000	5,643,000

Cash flows from financing activities:
Net proceeds from the sale of common stock	68,559,000	—
Net proceeds from the subsidiary stock issuance	25,432,000	—
Proceeds from the DoubleClick transaction	10,000,000	—
Repayments on short-term debt	(182,000)	(101,000)
Repayments on note payable	(5,000)	(8,000)
Proceeds from the exercises of common stock options	272,000	46,000

Net cash provided by (used in) financing activities	104,076,000	(63,000)

Effect of currency translations	294,000	(2,354,000)

Net increase (decrease) in cash and cash equivalents	115,905,000	(346,000)
Cash and cash equivalents, beginning of period	3,681,000	121,204,000

Cash and cash equivalents, end of period	$119,586,000	$120,858,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,000	$16,000

Cash paid for income taxes	$900,000	$2,067,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of common stock for DoubleClick common stock	$85,796,000	$—

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133, as amended by SFAS No. 137 and 138, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133, as amended, requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. The Company adopted the guidance in SFAS No. 133 for our fiscal year beginning January 1, 2001. The Company has not held derivative instruments or engaged in hedging activities. Accordingly, the adoption of SFAS No. 133, as amended, did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, which revised standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 carries over most the provisions of SFAS No. 125 without reconsideration. To date, the Company has not engaged in any transactions that would fall under SFAS No. 140 and management does not believe that adoption of SFAS No. 140 will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." FASB expects to release SFAS No. 142 in the last half of July 2001. SFAS No. 141 establishes standards for accounting and reporting requirements for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for us will be January 1, 2002 and management is still assessing what the impact of SFAS No. 141 and No. 142 will be on the Company's results of operations and financial position.

2.  DOUBLECLICK INVESTMENT.

    On February 28, 2000, the Company consummated an investment by DoubleClick under a common stock and warrant purchase agreement (the "Agreement") entered into on January 11, 2000 whereby DoubleClick acquired 7,878,562 shares of the Company's common stock for an estimated purchase price of $12.16 per share to be paid in cash of $10.0 million and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share for the public announcement date of January 13, 2000 and the 5 trading days before and 5 trading days thereafter. Under the Agreement, the Company also issued a warrant to DoubleClick to acquire additional shares of the Company's common stock at $21.76 per share payable in DoubleClick common stock which is exercisable for that number of shares that would result in DoubleClick owning 45% of the Company's outstanding common stock on a fully diluted basis. The warrant was exercisable for the 15-month period commencing on February 28, 2000 and it expired under its terms unexercised in May 2001.

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

    The Company accounted for the mergers as pooling-of-interests, and as such, the condensed consolidated financial statements as of and for the three-month and six-month periods ended June 30, 2001 have been restated to combine ClickAgents' and Z Media's financial data as if both entities had always been a part of the Company.

    Merger-related costs of $267,000 and $980,000 included in the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001, respectively, were comprised primarily of direct transaction costs related to the Z Media merger.

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

    The consideration may increase by up to an additional $14.7 million depending on the actual amount of potential earnout payments. The potential earnout would be paid out in common stock over the eight successive calendar quarters after the closing date if certain revenue and income before taxes, as defined, milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when the outcome of the contingency is determinable beyond a reasonable doubt. For the three-month and six-month periods ended June 30, 2001, the earnout aggregated approximately $1,137,500 or 284,000 shares of the Company's common stock and $2,200,000 or 550,000 shares, respectively. At this time, we have not deemed any future contingencies related to the earnout as determinable beyond a reasonable doubt.

4.  ACCOUNTS RECEIVABLE.

    Accounts receivable are stated net of an allowance for doubtful accounts of $1,759,000 and $2,633,000 at December 31, 2000 and June 30, 2001, respectively.

5.  PROPERTY AND EQUIPMENT.

    Property and equipment consisted of the following:

	December 31, 2000	June 30, 2001
Computer equipment and purchased software	$3,012,000	$4,276,000
Furniture and equipment	983,000	983,000
Vehicles	56,000	56,000
Leasehold improvements	242,000	242,000

	4,293,000	5,557,000
Less: accumulated depreciation and amortization	(1,058,000)	(1,719,000)

	$3,235,000	$3,838,000

6.  INTANGIBLE ASSETS.

    Intangible assets are comprised primarily of goodwill, which represents the excess of the cost of the acquired business over the net assets acquired, and purchased technologies and are being amortized on a straight-line basis over 3 to 5 years. Intangible assets are stated net of accumulated amortization of $1,502,000 and $2,418,000 at December 31, 2000 and June 30, 2001, respectively.

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

7.  COMMITMENTS AND CONTINGENCIES.

    On February 22, 2001, a complaint was filed in Los Angeles Superior Court (Case No. BC245538) against ValueClick, its subsidiary ClickAgents, and the two founders of ClickAgents, both of whom remain employees of ClickAgents. The plaintiff, Adam Powell, alleges that the founders of ClickAgents entered into a joint venture agreement and other related agreements with him in early 1999, and that the founders and ClickAgents breached those agreements in July 1999 when the plaintiff's relationship with ClickAgents was terminated. The plaintiff also asserted various other causes of action, including fraud, breach of fiduciary duty, and conversion, arising from the same set of allegations. The plaintiff claims he is entitled to a percentage of ClickAgents' profits and a percentage of the merger consideration from ValueClick, which the plaintiff estimated in his complaint to exceed $11 million, and to other equitable relief, including appointment of a receiver. On May 4, 2001, the plaintiff filed a First Amended Complaint, removing some of his causes of actions and adding Chase Mellon Shareholder Services, LLC, ValueClick's transfer agent and registrar, as a new defendant.

    On May 25, 2001, ValueClick and ClickAgents jointly filed a demurrer and motion to strike with the court. On June 15, 2001, the court granted in part ValueClick's and ClickAgents' jointly filed demurrer and dismissed all claims against ValueClick and ClickAgents and ordered the plaintiff to file an amended complaint against the remaining individual defendants in the case. On July 18, 2001 the plaintiff filed a petition for a writ of mandate requesting that the Court of Appeals vacate the court's order to dismiss ValueClick and ClickAgents. On or about July 30, 2001, the plaintiff filed a Second Amended Complaint, removing all of his claims against ValueClick and ClickAgents. Assuming any appeal or writ petition is denied, the Second Amended Complaint will become the operative complaint.

    ValueClick continues to believe that the plaintiff's allegations are without merit and intends to vigorously defend itself. In addition, ValueClick is continuing to pay for the defense of Gurbaksh and Tajinder Chahal, the founders of ClickAgents and current employees of ValueClick. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

8.  STOCKHOLDERS' EQUITY.

    On March 30, 2000 the Company completed its initial public offering in which the Company sold 4,000,000 shares of its Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. The proceeds to the Company from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $68.6 million. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share) of which 36,430,625 and 36,485,024 shares of Common Stock were outstanding at December 31, 2000 and June 30, 2001, respectively.

9.  LOSS PER SHARE

    Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding for the period. Diluted loss per share represents net loss divided by the weighted-average number of shares outstanding, inclusive of the impact of common stock equivalents unless anti-dilutive.

    The reconciliations of basic to diluted weighted average shares are as follows:

	Three-month period ended June 30,
	2000	2001
Weighted average shares used in basic computation	35,616,000	36,461,000
Dilutive stock options and unvested restricted stock	1,623,000	—

Weighted average shares used in diluted computation	37,239,000	36,461,000

    Options to purchase 489,000 and 2.4 million weighted shares of common stock at prices at $11 and ranging from $0.07 to $11.00 were outstanding during the three-month periods ended June 30, 2000 and 2001, respectively, but were not included in the diluted computation because the proceeds from the options' exercise prices combined with the related unamortized stock compensation expense was greater than the proceeds using the average market price of the common shares during the periods and, therefore, the options were anti-dilutive. Options to purchase 1.2 million weighted shares of common stock at prices ranging from $0.07 to $3.04 were outstanding during the three-month period ended June 30, 2001, but were not included in the diluted computation because the options were anti-dilutive, as the Company incurred a net loss.

	Six-month period ended June 30,
	2000	2001
Weighted average shares used in basic computation	28,352,000	36,448,000
Dilutive stock options and unvested restricted stock	1,689,000	—

Weighted average shares used in diluted computation	30,041,000	36,448,000

    Options to purchase 660,000 and 1.8 million weighted shares of common stock at prices at $11 and ranging from $0.07 to $11.00 were outstanding during the six-month periods ended June 30, 2000 and 2001, respectively, but were not included in the diluted computation because the proceeds from the options' exercise prices combined with the related unamortized stock compensation expense was greater than the proceeds using the average market price of the common shares during the periods and, therefore, the options were anti-dilutive. Options to purchase 1.4 million weighted shares of common stock at prices ranging from $0.07 to $4.25 were outstanding during the six-month period ended June 30, 2001, but were not included in the diluted computation because the options were anti-dilutive, as the Company incurred a net loss.

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

	Six-month Period Ended June 30, 2001
	Revenues	Income (loss) from Operations	Long-Lived Assets as of June 30, 2001
United States	$13,486,000	$(6,123,000)	$9,061,000
Japan	5,962,000	81,000	1,171,000
Europe	2,861,000	(7,000)	131,000
Other	67,000	(273,000)	25,000

Total	$22,376,000	$(6,322,000)	$10,388,000

	Six-month Period Ended June 30, 2000
	Revenues	Income (loss) from Operations	Long-Lived Assets as of June 30, 2001
United States	$26,793,000	$110,000	$10,290,000
Japan	4,562,000	475,000	304,000
Europe	360,000	(179,000)	68,000
Other	—	(6,000)	—

Total	$31,715,000	$400,000	$10,662,000

    For the six-month periods ended June 30, 2001 and 2000, no customer comprised greater than 10% of revenues.

11. SUBSEQUENT EVENTS

    On July 1, 2001, ValueClick, Mediaplex, Inc. ("Mediaplex") and Mars Acquisition Corp., a wholly-owned subsidiary of ValueClick ("Merger Sub"), entered into an Agreement and Plan of Merger ("Merger Agreement"), under which ValueClick agreed to acquire Mediaplex (the "Merger"). Pursuant to the Merger Agreement, the Merger Sub would be merged with and into Mediaplex with Mediaplex remaining as the surviving corporation and a wholly owned subsidiary of ValueClick. ValueClick intends to account for the Merger under the purchase method of accounting.

    If the Merger is completed, holders of Mediaplex common stock will receive 0.4113 of a share of ValueClick common stock for each share of Mediaplex common stock they own. Mediaplex stockholders will receive a cash payment for any fractional share. Mediaplex common stock trades on the Nasdaq National Market under the symbol "MPLX."

    The boards of directors of both ValueClick and Mediaplex have approved the Merger. Completion of the merger requires the approval of both the Mediaplex stockholders and the ValueClick stockholders.

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

OVERVIEW

    We focus on a performance-based Internet advertising solutions, known as cost-per-click, or CPC, cost-per-action, or CPA, and cost-per-lead, or CPL, in which an advertiser only pays us, and we in turn only pays a publisher of a Web site when an Internet user clicks on an advertiser's banner advertisement or performs an action, as specifically defined in each campaign. We provide our advertising customers, primarily direct marketing companies, an Internet advertising alternative to the cost-per-thousand-impressions, or CPM, model, in which advertisers pay whenever their banner ads are displayed. Our solution provides publishers of over 30,000 small-to medium-sized Web sites the opportunity to generate advertising revenues. We also provides publishers of large Web sites the ability to capture incremental revenues from their unsold advertising inventory.

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

    We generate revenues by delivering banner and text-link advertisements to Web sites in the ValueClick network. Pricing of our advertising is on a CPC, CPA and CPL basis and varies depending on whether advertising is delivered across our entire network or across targeted categories within our network. During 2001, approximately 70% of our revenues were derived from banner advertising delivered across our entire network. We sell our services through our sales and marketing staff located in Westlake Village, San Francisco and Fremont, California; New York, New York; West Palm Beach, Florida; Tokyo, and Osaka, Japan; London, England; Paris, France; and, Munich, Germany. The advertisements we deliver are sold under short-term agreements that are subject to cancellation. We recognize revenues in the month that clicks or actions from clicks on delivered advertisements occur or when a customer lead is delivered, provided that no significant obligations on our part remain and collection of the related receivable is probable. To date, our agreements have not required a guaranteed minimum number of clicks or actions. We pay each Web site in our network a price-per-click or price-per-action, which is based upon the respective volume delivered by the Web site in a given month. These payments made to Web publishers are included in the cost of revenues. Our agreements with Web publishers are also subject to cancellation.

    We operate in one industry segment, the performance based Internet advertising industry, and as such have no other separate reportable industry segments.

    In December 2000 and January 2001, we completed our mergers with ClickAgents.com, Inc. and Z Media, Inc., respectively. The mergers were accounted for using the pooling-of-interests method and accordingly, the financial information for all periods have been restated to combine our results with the results of ClickAgents and Z Media.

    Our operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan and with operations in Europe through our wholly owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. Other international subsidiaries included ValueClick Canada and ValueClick Brazil.

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

REVENUES

    Our revenues are derived primarily from the sale of clicks on advertisements delivered through the ValueClick and ClickAgents networks, actions delivered through Bach Systems' onResponse.com network and leads generated through the Z Media network. We charge each advertiser an amount based on the number of times users click on the advertiser's banner ad, the number of times users perform actions, as defined by each specific contract, on the advertiser's website or the number of leads generated based on the interest in the advertiser's website. Net revenues for the three-month period ended June 30, 2001 were $9.7 million compared to $16.5 million for the same period in 2000, a decrease of $6.8 million or 41.5%. The revenue decline for the 2001 period was attributable primarily to the continued softness in the overall media market, due in part to the continued decline in advertising from electronic commerce and other Internet customers and the general economic slowdown, partially offset by the increased revenue from our Japanese and European operations and the inclusion of Bach Systems' onResponse.com business in 2001.

    The ValueClick worldwide network delivered approximately 44.6 million click-throughs, 1.2 million actions and 7.7 million leads during the second quarter of 2001, compared to approximately 36 million click-throughs and 5.5 million leads during the corresponding period in 2000. The Company also delivered more than 23 billion ad impressions during the second quarter of 2001. The increase in overall sales volume was offset by the decrease in the average price per click and price per lead for the three-month period ended June 30, 2001 compared to the same period in 2000.

COST OF REVENUES

    Cost of revenues consists primarily of amounts we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA or CPL. Cost of revenues also includes depreciation costs of the advertising delivery system and Internet access costs. Cost of revenues was $4.8 million for the three-month period ended June 30, 2001 compared to $8.7 million for the same period in 2000, a decrease of $3.9 million or 45.4%. The decrease in cost of revenues was directly attributable to the decreased delivery of advertisements. Gross profit margin increased to

50.8% in the second quarter of 2001 from 47.2% in 2000. The increase in gross margin was primarily due to a decrease in the average cost per click for the three-month period ended June 30, 2001 compared to the same period in 2000.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses remained consistent at $2.8 million for each of the three-month periods ended June 30, 2001 and 2000.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of facilities costs, executive and supporting personnel compensation and professional service fees. General and administrative expenses remained consistent at $3.0 million for each of the three-month periods ended June 30, 2001 and 2000.

PRODUCT DEVELOPMENT

    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the compensation and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended June 30, 2001 were $853,000 compared to $1.1 million for the same period in 2000, a decrease of $194,000 or 18.5%. The slight decrease was due primarily to the decrease in the number of technology support personnel from the same period in 2000. Though expenses in this area have reduced slightly, we believe that continued investment in product development is critical to attaining our strategic objectives.

STOCK-BASED COMPENSATION

    Deferred stock compensation included in the accompanying balances sheets reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date the options were granted. Stock-based compensation for the three-month period ended June 30, 2001 amounted to $655,000, which relates to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $1.4 million for the three-month period ended June 30, 2000 relates to our amortization method that proportionally charges to expense the deferred stock compensation as options vest.

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

INTEREST INCOME, NET

    Interest income, net principally consists of interest earned on our cash and cash equivalents and is net of interest paid on debt obligations. Interest income was $1.2 million for each of the three-month periods ended June 30, 2001 and 2000. The consistency in interest income reflects slightly higher cash and cash equivalents balances over the three-month period, ended June 30, 2001, offset by decreasing interests rates from 2000.

PROVISION FOR INCOME TAXES

    For the three-month period ended June 30, 2001, our benefit from Federal, state and foreign income taxes amounted to $120,000, compared to a provision of $2.8 million for the same period in 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The provision for income taxes reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization.

MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

    Minority share of loss of ValueClick Japan was $106,000 for the three-month period ended June 30, 2001, compared to a minority share of income of $22,000 for the same period in 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income achieved by ValueClick Japan.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

REVENUES

    Net revenues for the six-month period ended June 30, 2001 were $22.4 million compared to $31.7 million for the same period in 2000, a decrease of $9.3 million or 29.4%. The revenue decline for six-month period ended June 30, 2001 was attributable primarily to the continued softness in the overall media market, due in part to the continued decline in advertising from electronic commerce and other Internet customers and the general economic slowdown, partially offset by the increased revenue from our Japanese and European operations and the inclusion of Bach Systems' onResponse.com business in 2001.

    The ValueClick worldwide network delivered approximately 93.6 million click-throughs, 3.9 million actions and 16.8 million leads during the six-month period ended June 30, 2001, compared to approximately 70.0 million click-throughs and 11.0 million leads during the corresponding period in 2000. The Company also delivered more than 43.6 billion ad impressions during the six-month period ended June 30, 2001. The increase in overall sales volume was offset by the decrease in the average price per click and price per lead for the six-month period ended June 30, 2001 compared to the same period in 2000.

COST OF REVENUES

    Cost of revenues was $10.9 million for the six-month period ended June 30, 2001 compared to $16.4 million for the same period in 2000, a decrease of $5.5 million or 33.5%. The decrease in cost of revenues was directly attributable to the decreased delivery of advertisements. Gross profit margin increased to 51.4% in the six-month period ended June 30, 2001 from 48.4% in 2000. The increase in gross margin was primarily due to a decrease in the average cost per click for the six-month period ended June 30, 2001 compared to the same period in 2000.

SALES AND MARKETING

    Sales and marketing expenses for the six-month period ended June 30, 2001 were $5.8 million compared to $4.8 million for the same period in 2000, an increase of $1.0 million or 20.7%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel and to increased advertising, public relations and other sales and marketing activities in the first three months of 2001 compared to 2000.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the six-month period ended June 30, 2001 were $6.7 million compared to $5.2 million for the same period in 2000, an increase of $1.5 million or 29.0%. The increase in general and administrative expenses was due primarily to the addition of executive and administrative employees in the first three months of 2001 compared to 2000.

    We also have incurred related expenses associated with hiring additional personnel, expanding our corporate offices to accommodate our increased personnel and other professional service expenses incurred as a public company that were not incurred fully in the 2000 period.

PRODUCT DEVELOPMENT

    Product development expenses remained consistent at $1.9 million for each of the six-month periods ended June 30, 2001 and 2000.

STOCK-BASED COMPENSATION

    Stock-based compensation for the six-month period ended June 30, 2001 amounted to $1.6 million, which relates to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $2.7 million for the six-month period ended June 30, 2000 relates to our amortization method that proportionally charges to expense the deferred stock compensation as options vest.

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

INTEREST INCOME, NET

    Interest income was $2.6 million for the six-month period ended June 30, 2001 compared to $1.3 million for the same period in 2000. The increase is attributable to the increased balances of cash and cash equivalents throughout the six-month period ended June 30, 2001 primarily resulting from the proceeds we received from our initial public stock offering effective in late March 2000.

PROVISION FOR INCOME TAXES

    For the six-month period ended June 30, 2001, our benefit from Federal, state and foreign income taxes amounted to $20,000, compared to a provision of $3.8 million for the same period in 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The provision for income taxes reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization.

MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

    Minority share of income of ValueClick Japan was $39,000 for the six-month period ended June 30, 2001, compared to $154,000 for the same period in 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income achieved by ValueClick Japan.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations through working capital generated from operations and equity financings. Net cash used in operating activities was $3.6 million for the six-month period ended June 30, 2001, representing primarily the timing of payments for taxes and other current obligations.

    The net cash provided by investing activities for the six-month period ended June 30, 2001 was $5.6 million, representing $6.9 million of proceeds received from the sale of marketable securities partially off-set by the cash used to purchase property and equipment.

    Net cash used in financing activities was $63,000 for the six-month period ended June 30, 2001 and resulted from the payment of virtually all outstanding debt.

CREDIT FACILITY

    On October 21, 2000, we executed a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving credit line to be used for general working capital. Interest on the outstanding balances accrues at an annual rate of one percentage point above the bank's prime rate. As of June 30, 2001, the bank's prime rate was 6.75% The credit facility, as amended, contains no restrictive covenants. In exchange for the credit facility, we granted the bank a first priority security interest in our goods and equipment, accounts receivables and intellectual property. At June 30, 2001, we had no outstanding borrowings against this credit line.

    In May 2000, ValueClick entered into a loan and security agreement with Bank of America for a $200,000 revolving line of credit. Interest on outstanding balances accrues at an annual rate of one percentage point above the Bank's Prime Rate (6.75% at June 30, 2001). The outstanding balance as of December 31, 2000 of $101,000 was paid on January 31, 2001 and we currently have no outstanding borrowings against this credit line.

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

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." FASB expects to release SFAS No. 142 in the last half of July 2001. SFAS No. 141 establishes standards for accounting and reporting requirements for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for us will be January 1, 2002 and management is still assessing what the impact of SFAS No. 141 and No. 142 will be on the Company's results of operations and financial position.

RISK FACTORS

    BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, IT COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN SUCH CASE, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

IF BANNER ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUES COULD DECLINE.

    We currently derive approximately 70% of our revenues by delivering banner advertisements that generate click-throughs to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following:—click rates have always been low and may decline as the number of banner advertisements on the Web increases;—Internet users can install "filter" software programs which allow them to prevent banner advertisements from appearing on their screens;—banner advertisements are, by their nature, limited in content relative to other media;—direct marketing companies may be reluctant or slow to adopt banner advertising that replaces, limits or competes with their existing direct marketing efforts; and—direct marketing companies may prefer other forms of Internet advertising, including permission-based e-mail. If the number of direct marketing companies who purchase banner clicks from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenues could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUES COULD DECLINE.

    We conduct primarily all of our business on a cost-per-click, or CPC, cost-per-action, or CPA, or cost-per-lead, or CPL, pricing model. These business models are relatively new and much less common than the cost-per-thousand impressions, or CPM, pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers' ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users' activities after they have reached advertisers' Web sites. We cannot assure you that our strategy will succeed. Intense competition among Web sites and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click rates. Since we predominantly rely on a performance-based pricing model to generate revenue, any decline in click rates may make our pricing models less viable or less attractive solutions for Web publishers and advertisers.

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

    The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as cost-per-click, or CPC, cost-per-lead, or CPL, and cost-per-action, or CPA. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com and Datacomm. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including DoubleClick, Engage and 24/7 Media. Unlike us, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we do. DoubleClick is a principal stockholder of ValueClick. Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenues. In addition, as we expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, result of operations and financial condition would be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers' total advertising budgets. Many of our current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. We may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenues could decline.

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

DOUBLECLICK WILL HAVE SIGNIFICANT INFLUENCE OVER OUR BUSINESS, AND IT MAY HAVE INTERESTS THAT ARE DIFFERENT FROM, OR IN ADDITION TO, YOURS.

    DoubleClick, which is one of our competitors, currently owns approximately 22% of our outstanding common stock. DoubleClick has the right to maintain its percentage ownership if we issue new securities, other than in a public offering or under other specified exceptions, until February 28, 2003. As a result of its share ownership, board representation and other rights, DoubleClick will be able to exert substantial influence over our management and affairs. DoubleClick may have interests that are different from, or in addition to, your interests. Because we have agreed to enter into an agreement to use DoubleClick's DART services in our business and have generally agreed to use DoubleClick rather than other providers of services similar to those that DoubleClick makes available, and because we may have additional commercial relationships with DoubleClick in the future, conflicts of interest could arise with respect to the nature, quality and pricing of services that DoubleClick provides to us. DoubleClick has designated two members of our board of directors. In addition, the holders of approximately 41% of our outstanding common stock have agreed to vote their shares in favor of a specified number of DoubleClick's nominees to our board of directors, depending on DoubleClick's percentage ownership of our common stock. Because DoubleClick provides Internet advertising services that compete with ours, conflicts of interest could arise for DoubleClick's representatives on our board of directors. We have not implemented specific policies with respect to these potential conflicts of interest, which could be resolved in a manner adverse to us.

DOUBLECLICK MAY BE ABLE TO CAUSE A SALE OF OUR COMPANY, EVEN IF IT IS NOT FAVORED BY OUR STOCKHOLDERS, OR PREVENT A TAKEOVER OF OUR COMPANY EVEN IF SUCH A TRANSACTION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

    As long as DoubleClick continues to own 10% of our common stock on a fully diluted basis, we must obtain DoubleClick's consent before we take specified actions such as issuing securities to any company that competes with DoubleClick and implementing any anti-takeover provision. DoubleClick has agreed to standstill provisions under which it would not acquire more than 45% ownership of ValueClick on a fully diluted basis for a period of three years, from February 2001, but after that time it may acquire additional shares of our common stock. These standstill provisions would terminate upon the announcement or commencement of a tender or exchange offer to acquire shares of our common stock which would result in the offeror owning 50% or more of our common stock. Due to DoubleClick's ownership and contractual rights, we may be unable to prevent a sale of our company that DoubleClick favors, even if it is not favored by our other stockholders, and it may be difficult for our stockholders to receive a control premium in any sale of our company. DoubleClick may be able to prevent or impede a change of control transaction that our other stockholders favor. DoubleClick is our largest stockholder and as long as it owns 10% of our common stock on a fully diluted basis, it will have the right to receive prior notice of, and will have the opportunity to respond to, a proposed sale of our company or an unsolicited offer to buy our company. These rights may discourage third-party offers for our company.

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

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUES AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

    We initiated operations, through joint ventures and wholly-owned subsidiaries or divisions, in Japan in 1998, in the United Kingdom in 1999, and France, Germany, Brazil and Canada in 2000. Subsequently, we discontinued operations in Brazil and Canada in 2001. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign exchange risks.

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

  •
  the impact of recessions in economies outside the United States;

  •
  changes in and differences between regulatory requirements, domestic and foreign; export restrictions, including export controls relating to encryption technologies;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences;

  •
  difficulties and costs of staffing and managing foreign operations;

  •
  political and economic instability;

  •
  tariffs and other trade barriers; and

  •
  seasonal reductions in business activity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We do not hold any derivative instruments and do not engage in hedging activities. The interest rate of our lines of credit with Silicon Valley Bank and Bank of America varies depending on each bank's prime rate. Currently, we do not have outstanding borrowings under either of these credit facilities.

    Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates its transactions in the Japanese Yen. Our exposure is limited to the extent of the amount of ValueClick Japan's net assets which totaled $23.4 million at June 30, 2001. We also will have foreign currency exchange risks for ValueClick Europe, which denominates its transactions in U.K. pounds. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings or equity as a result of foreign currency exchange rate fluctuations. For all of our other advertising services provided in foreign countries, including Canada, Australia, Belgium, China, England, France, Mexico and Spain, the transactions were denominated in U.S. dollars and we generally receive payment from these foreign customers prior to delivering our services.

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

    During April 2001, we sold our remaining 567,860 shares of DoubleClick common stock for cash proceeds of $6.9 million. The sale of these shares resulted in a realized gain of $701,000.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

    On February 22, 2001, a complaint was filed in Los Angeles Superior Court (Case No. BC245538) against ValueClick, its subsidiary ClickAgents, and the two founders of ClickAgents, both of whom remain employees of ClickAgents. The plaintiff, Adam Powell, alleges that the founders of ClickAgents entered into a joint venture agreement and other related agreements with him in early 1999, and that the founders and ClickAgents breached those agreements in July 1999 when the plaintiff's relationship with ClickAgents was terminated. The plaintiff also asserted various other causes of action, including fraud, breach of fiduciary duty, and conversion, arising from the same set of allegations. The plaintiff claims he is entitled to a percentage of ClickAgents' profits and a percentage of the merger consideration from ValueClick, which the plaintiff estimated in his complaint to exceed $11 million, and to other equitable relief, including appointment of a receiver. On May 4, 2001, the plaintiff filed a First Amended Complaint, removing some of his causes of actions and adding Chase Mellon Shareholder Services, LLC, ValueClick's transfer agent and registrar, as a new defendant.

    On May 25, 2001, ValueClick and ClickAgents jointly filed a demurrer and motion to strike with the court. On June 15, 2001, the court granted in part ValueClick's and ClickAgents' jointly filed demurrer and dismissed all claims against ValueClick and ClickAgents and ordered the plaintiff to file an amended complaint against the remaining individual defendants in the case. On July 18, 2001 the plaintiff filed a petition for a writ of mandate requesting that the Court of Appeals vacate the court's order to dismiss ValueClick and ClickAgents. On or about July 30, 2001, the plaintiff filed a Second Amended Complaint, removing all of his claims against ValueClick and ClickAgents. Assuming any appeal or writ petition is denied, the Second Amended Complaint will become the operative complaint.

    ValueClick continues to believe that the plaintiff's allegations are without merit and intends to vigorously defend itself. In addition, ValueClick is continuing to pay for the defense of Gurbaksh and Tajinder Chahal, the founders of ClickAgents and current employees of ValueClick. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  ValueClick's Annual Meeting of Stockholders was held on May 11, 2001 in Westlake Village, California.

  (b)
  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

  (c)
  At the Annual Meeting, our stockholders elected James R. Zarley, Steven J. Umberger, Earle A. Malm II, Brian Coryat, David S. Buzby, Robert D. Leppo, Martin T. Hart, Jeffrey E. Epstein, and Barry Salzman as directors. Set forth below are the number of votes cast for, against or withheld, as well as the number of abstentions as to each matter (there were no broker non-votes).

Nominee	For	Against	Withheld	Abstained
James R. Zarley	31,186,587		165,055
Steven J. Umberger	31,185,938		165,704
Earle A. Malm II	31,329,059		22,583
Brian Coryat	31,328,360		23,282
David S. Buzby	31,329,060		22,582
Robert D. Leppo	31,329,060		22,582
Martin T. Hart	31,329,060		22,582
Jeffrey E. Epstein	31,329,060		22,582
Barry Salzman	31,329,060		22,582
  (d)
  Not applicable.

ITEM 5. OTHER INFORMATION

    On July 1, 2001, ValueClick, Mediaplex, Inc. ("Mediaplex") and Mars Acquisition Corp., a wholly-owned subsidiary of ValueClick ("Merger Sub"), entered into an Agreement and Plan of Merger ("Merger Agreement"), under which ValueClick agreed to acquire Mediaplex (the "Merger"). Pursuant to the Merger Agreement, the Merger Sub would be merged with and into Mediaplex with Mediaplex remaining as the surviving corporation and a wholly owned subsidiary of ValueClick. ValueClick intends to account for the Merger under the purchase method of accounting.

    If the Merger is completed, holders of Mediaplex common stock will receive 0.4113 of a share of ValueClick common stock for each share of Mediaplex common stock they own. Mediaplex stockholders will receive a cash payment for any fractional share. Mediaplex common stock trades on the Nasdaq National Market under the symbol "MPLX."

    The boards of directors of both ValueClick and Mediaplex have approved the Merger. Completion of the merger requires the approval of both the Mediaplex stockholders and the ValueClick stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

2.1*	Agreement and Plan of Merger, dated as of July 1, 2001, by and among ValueClick, Inc., Mars Acquisition Corporation and Mediaplex, Inc.
10.1*	Form of Voting Agreement by and between Mediaplex, Inc. and ValueClick, Inc. stockholders.
10.2*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and Gregory R. Raifman.
10.3*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and Jon L. Edwards.
10.4*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and Pequot Offshore Private Equity Fund, Inc.
10.5*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and Pequot Private Equity Fund, L.P.
10.6*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and McCann-Erickson Worldwide.
* Incorporated by reference to ValueClick, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 20, 2001 (File No. 333-65562).
  (b)
  Report on Form 8-K filed during the quarter ended June 30, 2001:

    A Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on July 3, 2001 to report under Item 5 the press release issued to the public on July 2, 2001 reporting the plan of merger with Mediaplex, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant) By:
Kurt A. Johnson Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 14, 2001

QuickLinks

VALUECLICK, INC. INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION AND SIGNATURES
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES