Form 10-Q
period 2001-09-30
VALUECLICK INC/CA
filed 2001-11-14
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-30135

VALUECLICK, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0495335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4360 PARK TERRACE DRIVE, SUITE 100
WESTLAKE VILLAGE, CALIFORNIA 91361
(Address of principal executive offices, including zip code)

(818) 575-4500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    The number of shares of the Registrant's common stock outstanding as of November 13, 2001 was 51,935,322.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2000	September 30, 2001
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,204,000	$31,189,000
Short-term investments	6,246,000	92,290,000
Accounts receivable, net	12,974,000	7,976,000
Prepaid expenses and other current assets	1,085,000	1,060,000
Deferred tax assets	1,373,000	1,103,000

Total current assets	142,882,000	133,618,000

Property and equipment, net	3,235,000	3,738,000
Intangible assets, net	7,427,000	7,216,000
Other assets	506,000	1,322,000

TOTAL ASSETS	$154,050,000	$145,894,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,461,000	$7,003,000
Income taxes payable	2,828,000	113,000
Deferred revenue	446,000	267,000
Note payable, current portion	111,000	847,000

Total current liabilities	13,846,000	8,230,000

LONG-TERM LIABILITIES	13,000	6,000
MINORITY INTEREST IN SUBSIDIARY	12,698,000	12,473,000
STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	37,000	38,000
Additional paid-in capital	190,595,000	191,092,000
Treasury stock, at cost	(574,000)	(799,000)
Deferred stock compensation	(4,529,000)	(1,712,000)
Accumulated deficit	(56,416,000)	(60,889,000)
Accumulated other comprehensive loss	(1,620,000)	(2,545,000)

Total stockholders' equity	127,493,000	125,185,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$154,050,000	$145,894,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three-Month Period Ended September 30,
	2000	2001
Revenues	$15,687,000	$10,289,000
Cost of revenues	7,369,000	4,607,000

Gross profit	8,318,000	5,682,000

Operating expenses:
Sales and marketing (excludes stock-based compensation of $385,000 and $171,000 for 2000 and 2001, respectively)	2,915,000	2,680,000
General and administrative (excludes stock-based compensation of $630,000 and $279,000 for 2000 and 2001, respectively)	3,872,000	3,320,000
Product development	1,416,000	807,000
Stock-based compensation (excludes stock-based compensation of $208,000 and $92,000 for 2000 and 2001, respectively)	1,223,000	542,000
Amortization of intangible assets	225,000	453,000
Merger-related costs	—	141,000

Total operating expenses	9,651,000	7,943,000

Loss from operations	(1,333,000)	(2,261,000)
Interest income, net	1,401,000	1,162,000
Gain on sale of subsidiary stock	1,076,000	—
Foreign currency transaction loss	—	(387,000)

Income (loss) before income taxes and minority interest	1,144,000	(1,486,000)
Provision for income taxes	1,007,000	175,000

Income (loss) before minority interest	137,000	(1,661,000)
Minority share of (income) loss of subsidiary	(129,000)	264,000

Net income (loss)	$8,000	$(1,397,000)

Net income (loss) per common share:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

Shares used to calculate net income (loss) per common share:
Basic	35,662,000	36,526,000
Diluted	37,295,000	36,526,000

Net income (loss)	$8,000	$(1,397,000)
Other comprehensive income (expense):
Foreign currency translation adjustment	(381,000)	1,063,000
Unrealized gain (loss) on marketable securities	(2,086,000)	367,000

Comprehensive income (loss)	$(2,459,000)	$33,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Nine-Month Period Ended September 30,
	2000	2001
Revenues	$47,402,000	$32,665,000
Cost of revenues	23,725,000	15,482,000

Gross profit	23,677,000	17,183,000

Operating expenses:
Sales and marketing (excludes stock-based compensation of $1,234,000 and $680,000 for 2000 and 2001, respectively)	7,681,000	8,434,000
General and administrative (excludes stock-based compensation of $2,017,000 and $1,111,000 for 2000 and 2001, respectively)	9,049,000	10,002,000
Product development (excludes stock-based compensation of $666,000 and $367,000 for 2000 and 2001, respectively)	3,290,000	2,702,000
Stock-based compensation	3,917,000	2,158,000
Amortization of intangible assets	673,000	1,354,000
Merger-related costs	—	1,121,000

Total operating expenses	24,610,000	25,771,000

Loss from operations	(933,000)	(8,588,000)
Interest income, net	2,661,000	3,726,000
Gain (loss) on sale of marketable securities	(9,006,000)	701,000
Gain from subsidiary stock issuance	13,656,000	—
Gain on sale of subsidiary stock	1,076,000	—
Foreign currency transaction loss	—	(382,000)

Income (loss) before income taxes and minority interest	7,454,000	(4,543,000)
Provision for income taxes	4,830,000	155,000

Income (loss) before minority interest	2,624,000	(4,698,000)
Minority share of (income) loss of subsidiary	(283,000)	225,000

Net income (loss)	$2,341,000	$(4,473,000)

Net income (loss) per common share:
Basic	$0.08	$(0.12)
Diluted	$0.07	$(0.12)

Shares used to calculate net income (loss) per common share:
Basic	30,828,000	36,488,000
Diluted	32,517,000	36,488,000

Net income (loss)	$2,341,000	$(4,473,000)
Other comprehensive income (expense):
Foreign currency translation adjustment	(88,000)	(1,292,000)
Unrealized gain (loss) on marketable securities	(29,240,000)	367,000

Comprehensive loss	$(26,987,000)	$(5,398,000)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ended September 30,
	2000	2001
Net cash provided by (used in) operating activities	3,376,000	(2,865,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,507,000)	(1,631,000)
Purchases of intangible assets	(574,000)	(51,000)
Proceeds from the sale of marketable equity securities	11,507,000	6,948,000
Purchase of marketable equity securities	—	(1,611,000)
Purchase of marketable debt securities	—	(90,068,000)
Purchase of treasury stock	—	(225,000)

Net cash provided by (used in) investing activities	9,426,000	(86,638,000)

Cash flows from financing activities:
Net proceeds from the sale of common stock	68,559,000	—
Net proceeds from the subsidiary stock issuance	25,425,000	—
Proceeds from the DoubleClick transaction	10,000,000	—
Proceeds (repayments) on short-term debt	(147,000)	736,000
Repayments on note payable	(8,000)	(7,000)
Proceeds from the exercises of common stock options	326,000	51,000

Net cash provided by financing activities	104,155,000	780,000

Effect of currency translations	(88,000)	(1,292,000)

Net increase (decrease) in cash and cash equivalents	118,127,000	(90,015,000)
Cash and cash equivalents, beginning of period	3,681,000	121,204,000

Cash and cash equivalents, end of period	$121,808,000	$31,189,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTIING AND FINANCING TRANSACTIONS:
Issuance of common stock for DoubleClick common stock	$85,796,000	$—

Issuance of common stock for earnout provision of purchase business combination	$—	$1,106,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION and NEW ACCOUNTING PRONOUNCEMENTS

    The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (the "SEC") under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that may be included in the Company's annual consolidated financial statements and footnotes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Form 10-Q's for the periods ended June 30, 2001 and March 31, 2001, and the Company's registration statement on Form S-4, as amended, originally filed with the SEC on July 20, 2001 and declared effective by the SEC on September 27, 2001.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Account Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes standards for accounting and reporting requirements for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for us will be January 1, 2002 and management is still assessing what the impact of SFAS No. 141 and No. 142 will be on the Company's results of operations and financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002 and management is still assessing the impact on the Company's results of operations and financial position.

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

    On January 31, 2001, the Company consummated its merger with Z Media. In connection with the merger, the Company issued an aggregate of 2,727,678 shares of its Common Stock in exchange for all outstanding shares of Z Media and reserved 419,366 additional shares of Common Stock for issuance upon exercise of outstanding employee stock options of Z Media.

    The Company accounted for the mergers as pooling-of-interests, and as such, the condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 2001 have been restated to combine ClickAgents' and Z Media's financial data as if both entities had always been a part of the Company.

    Merger-related costs of $141,000 and $1,121,000 included in the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001, respectively, were comprised primarily of direct transaction costs related to the Z Media merger.

Purchase

    On November 20, 2000, the Company completed its acquisition of Bach Systems, Inc. ("Bach Systems"). The Company accounted for the acquisition under the purchase method. Accordingly, the results of Bach Systems' operations are included in the Company's condensed consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price was approximately $5.1 million. The excess purchase price over the fair value of the tangible net assets acquired of approximately $3.9 million at the closing date was allocated to identifiable intangible assets, including goodwill, and is being amortized over three to five years.

    The consideration may increase by up to an additional $12.5 million depending on the actual amount of potential earnout payments. The potential earnout would be paid out in common stock over the eight successive calendar quarters after the closing date if certain revenue and income before taxes, as defined, milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when the outcome of the contingency is determinable beyond a reasonable doubt. For the nine-month period ended September 30, 2001, the Company has paid out an aggregate of 550,000 shares of the Company's common stock with a fair market value at the date issued of $1,106,000. As of September 30, 2001, maximum future contingencies related to the earnout, as determinable beyond a reasonable doubt, aggregated approximately 260,000 shares.

4. ACCOUNTS RECEIVABLE.

    Accounts receivable are stated net of an allowance for doubtful accounts of $1,759,000 and $1,429,000 at December 31, 2000 and September 30, 2001, respectively.

5. PROPERTY AND EQUIPMENT.

    Property and equipment consisted of the following:

	December 31, 2000	September 30, 2001
Computer equipment and purchased software	$3,012,000	$4,641,000
Furniture and equipment	983,000	983,000
Vehicles	56,000	56,000
Leasehold improvements	242,000	242,000

	4,293,000	5,922,000
Less: accumulated depreciation and amortization	(1,058,000)	(2,184,000)

	$3,235,000	$3,738,000

6. INTANGIBLE ASSETS.

    Intangible assets are comprised primarily of goodwill, which represents the excess of the cost of the acquired business over the net assets acquired, and purchased technologies and are being amortized on a straight-line basis over 3 to 5 years. Intangible assets are stated net of accumulated amortization of $1,502,000 and $2,871,000 at December 31, 2000 and September 30, 2001, respectively.

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

7. SHORT-TERM INVESTMENTS

    Short-term investments as of September 30, 2001consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years and marketable equity securities in Mediaplex, Inc. common stock. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. As of September 30, 2001, unrealized gains in our investments in marketable securities aggregated $859,000.

8. COMMITMENTS AND CONTINGENCIES.

    On February 22, 2001, a complaint was filed in Los Angeles Superior Court (Case No. BC245538) against the Company, its subsidiary ClickAgents, and the two founders of ClickAgents, both of whom remain employees of ClickAgents. The plaintiff, Adam Powell, alleges that the founders of ClickAgents entered into a joint venture agreement and other related agreements with him in early 1999, and that the founders and ClickAgents breached those agreements in July 1999 when the plaintiff's relationship with ClickAgents was terminated. The plaintiff also asserted various other causes of action, including fraud, breach of fiduciary duty, and conversion, arising from the same set of allegations. The plaintiff claims he is entitled to a percentage of ClickAgents' profits and a percentage of the merger consideration from ValueClick, which the plaintiff estimated in his complaint to exceed $11 million, and to other equitable relief, including appointment of a receiver. On May 4, 2001, the plaintiff filed a First Amended Complaint, removing some of his causes of actions and adding Chase Mellon Shareholder Services, LLC, ValueClick's transfer agent and registrar, as a new defendant.

    On May 25, 2001, ValueClick and ClickAgents jointly filed a demurrer and motion to strike with the court. On June 15, 2001, the court granted in part ValueClick's and ClickAgents' jointly filed demurrer and dismissed all claims against ValueClick and ClickAgents and ordered the plaintiff to file an amended complaint against the remaining individual defendants in the case. On July 18, 2001 the plaintiff filed a petition for a writ of mandate requesting that the Court of Appeals vacate the court's order to dismiss ValueClick and ClickAgents. The Court of Appeals summarily denied that petition on August 7, 2001. The plaintiff has since appealed the Superior Court's ruling. In addition, on or about July 30, 2001, the plaintiff filed a Second Amended Complaint, removing all of his claims against ValueClick and ClickAgents. The case (but not the appeal), including responsive pleadings to the Second Amended Complaint, is currently stayed pending the outcome of private mediation. A trail date of July 31, 2002 has been set.

    ValueClick continues to believe that the plaintiff's allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

9. STOCKHOLDERS' EQUITY.

    After the Company completed its initial public offering, the Company's authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share) of which 36,430,625 and 37,061,322 shares of Common Stock were outstanding at December 31, 2000 and September 30, 2001, respectively.

10. LOSS PER SHARE

    Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding for the period. Diluted loss per share represents net loss divided by the weighted-average number of shares outstanding, inclusive of the impact of common stock equivalents unless anti-dilutive.

    The reconciliations of basic to diluted weighted average shares are as follows:

	Three-month period ended September 30,
	2000	2001
Weighted average shares used in basic computation	35,662,000	36,526,000
Dilutive stock options and unvested restricted stock	1,633,000	—

Weighted average shares used in diluted computation	37,295,000	36,526,000

    Options to purchase 1.2 million and 2.0 million weighted shares of common stock at prices ranging from $0.07 to $11.00 were outstanding during the three-month periods ended September 30, 2000 and 2001, respectively, but were not included in the diluted computation because the proceeds from the options' exercise prices combined with the related unamortized stock compensation expense was greater than the proceeds using the average market price of the common shares during these periods and, therefore, the options were anti-dilutive. Options to purchase 1.1 million weighted shares of common stock at prices ranging from $0.07 to $2.17 were outstanding during the three-month period ended September 30, 2001, but were not included in the diluted computation because the options were anti-dilutive, as the Company incurred a net loss.

	Nine-month period ended September 30,
	2000	2001
Weighted average shares used in basic computation	30,828,000	36,488,000
Dilutive stock options and unvested restricted stock	1,689,000	—

Weighted average shares used in diluted computation	32,517,000	36,488,000

    Options to purchase 833,000 and 1.5 million weighted shares of common stock at prices ranging from $0.07 to $11.00 were outstanding during the nine-month periods ended September 30, 2000 and 2001, respectively, but were not included in the diluted computation because the proceeds from the options' exercise prices combined with the related unamortized stock compensation expense was greater than the proceeds using the average market price of the common shares during these periods and, therefore, the options were anti-dilutive. Options to purchase 1.4 million weighted shares of common stock at prices ranging from $0.07 to $4.25 were outstanding during the nine-month period ended September 30, 2001, but were not included in the diluted computation because the options were anti-dilutive, as the Company incurred a net loss.

11. SEGMENTS, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

    The Company operates in one industry segment, the Internet advertising business, and as such has no other separate reportable segments.

    The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan, and with operations in Europe through its wholly owned subsidiaries, ValueClick Europe, Ltd., ValueClick SARL (France) and ValueClick GMBH (Germany). Other international subsidiaries included ValueClick Canada, Inc. and ValueClick Limitado (Brazil), which were discontinued during the second quarter ended June 30, 2001. The Company's geographic information is as follows:

	Nine-month Period Ended September 30, 2001
	Revenues	Income (loss) from Operations	Long-Lived Assets as of September 30, 2001
United States	$20,674,000	$(8,674,000)	$9,547,000
Japan	8,061,000	518,000	1,262,000
Europe	3,863,000	(163,000)	121,000
Other	67,000	(269,000)	24,000

Total	$32,665,000	$(8,588,000)	$10,954,000

	Nine-month Period Ended September 30, 2000
	Revenues	Income (loss) from Operations	Long-Lived Assets as of September 30, 2000
United States	$38,365,000	$(1,487,000)	$5,805,000
Japan	8,036,000	1,006,000	390,000
Europe	1,001,000	(291,000)	138,000
Other	—	(161,000)	33,000

Total	$47,402,000	$(933,000)	$9,366,000

    For the nine-month periods ended September 30, 2001 and 2000, no customer comprised greater than 10% of the Company's revenues.

12. SUBSEQUENT EVENTS

    On October 19, 2001, the Company completed its acquisition of Mediaplex, Inc. ("Mediaplex"). Under the terms of the merger agreement, Mars Acquisition Corp., a wholly-owned subsidiary of the Company, was merged with and into Mediaplex and Mediaplex survived as a wholly-owned subsidiary of the Company. Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that maximize campaign return, and infrastructure tools to ensure effective program implementation.

    Under the terms of the merger agreement, approved by both boards of directors and stockholders, Mediaplex stockholders will receive .4113 shares of the Company common stock for each share of Mediaplex common stock. The Company will issue a total of approximately 14.9 million shares of its common stock for all the outstanding stock of Mediaplex. In addition, based on shares of Mediaplex common stock underlying its outstanding stock options as of the record date and the exchange ratio, options to purchase approximately 3.5 million additional shares of the Company's common stock will be assumed by the Company.

    The Company intends to account for the merger under the purchase method of accounting. The results of operations for Mediaplex will be included in the Company's consolidated statements of operations from the date of acquisition. Mediaplex common stock traded on the Nasdaq National Market under the symbol "MPLX" prior to the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2000 and our prospectus filed with the SEC on March 31, 2000 and in our other SEC filings including our Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on July 20, 2001 and declared effective by the Securities and Exchange Commission on September 27, 2001, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

    We focus on performance-based Internet advertising solutions, known as cost-per-click, or CPC, cost-per-action, or CPA, and cost-per-lead, or CPL, in which an advertiser only pays us, and we in turn only pay a publisher of a Web site when an Internet user clicks on an advertiser's banner advertisement or performs an action, as specifically defined in each campaign. We provide our advertising customers, primarily direct marketing companies, an Internet advertising alternative to the cost-per-thousand-impressions, or CPM, model, in which advertisers pay whenever their banner ads are displayed. Our solution provides publishers of over 20,000 small-to medium-sized Web sites the opportunity to generate advertising revenues. We also provide publishers of large Web sites the ability to capture incremental revenues from their unsold advertising inventory.

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

    We generate revenues by delivering banner and text-link advertisements to Web sites in the ValueClick network. Pricing of our advertising is on a CPC, CPA and CPL basis and varies depending on whether advertising is delivered across our entire network or across targeted categories within our network. During 2001, approximately 68% of our revenues were derived from banner advertising delivered across our entire network. We sell our services through our sales and marketing staff located in Westlake Village, San Francisco and Fremont, California; New York, New York; West Palm Beach, Florida; Tokyo and Osaka, Japan; London, England; Paris, France; and, Munich, Germany. The

advertisements we deliver are sold under short-term agreements that are subject to cancellation. We recognize revenues in the month that clicks or actions from clicks on delivered advertisements occur or when a customer lead is delivered, provided that no significant obligations on our part remain and collection of the related receivable is probable. To date, our agreements have not required a guaranteed minimum number of clicks or actions. We pay each Web site in our network a price-per-click or price-per-action, which is based upon the respective volume delivered by the Web site in a given month. These payments made to Web publishers are included in the cost of revenues. Our agreements with Web publishers are also subject to cancellation.

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

    Our operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan and with operations in Europe through our wholly owned subsidiaries, ValueClick Europe, Ltd., ValueClick SARL (France) and ValueClick GMBH (Germany). Other international subsidiaries included ValueClick Canada, Inc. and ValueClick Limitado (Brazil), which were discontinued during the quarter ended June 30, 2001.

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

REVENUES

    Our revenues are derived primarily from the sale of clicks on advertisements delivered through the ValueClick and ClickAgents networks, actions delivered through Bach Systems' onResponse.com network and leads generated through the Z Media network. We charge each advertiser an amount based on the number of times users click on the advertiser's banner ad, the number of times users perform actions, as defined by each specific contract, on the advertiser's Website or the number of leads generated based on the interest in the advertiser's Website. Net revenues for the three-month period ended September 30, 2001 were $10.3 million compared to $15.7 million for the same period in 2000, a decrease of $5.4 million or 34.4%. The revenue decline for the 2001 period was attributable primarily to the continued softness in the overall media market, due in part to the continued decline in advertising from electronic commerce and other Internet customers, the September 11, 2001 terrorist attacks in the United States and the aftermath therefrom and the general economic slowdown, partially offset by increased revenues from our European operations and the inclusion of Bach Systems' onResponse.com business in 2001.

    The ValueClick worldwide network delivered approximately 21.2 million click-throughs, 1.8 million actions and 8.2 million leads during the third quarter of 2001, compared to approximately 29.6 million click-throughs and 7.4 million leads during the corresponding period in 2000. The Company also delivered more than 13.2 billion ad impressions from our DYNAMO ad delivery system during the third quarter of 2001. The decrease in CPC sales volume and decrease in the average price per click and average price per lead for the three-month period ended September 30, 2001 compared to the same period in 2000 was offset by the increase in CPL sales volume and inclusion of our CPA product in the 2001 period.

COST OF REVENUES

    Cost of revenues consists primarily of amounts we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA or CPL basis. Cost of revenues also includes depreciation costs of the advertising delivery system and Internet access costs. Cost of revenues was $4.6 million for the three-month period ended September 30, 2001 compared to $7.4 million for the same period in 2000, a decrease of $2.8 million or 37.5%. The decrease in cost of revenues was directly attributable to the decreased delivery of advertisements. Gross profit margin increased to 55.2% in the third quarter of 2001 from 53.0% in 2000. The increase in gross margin was primarily due to a decrease in the average cost per click and the change in product mix for the three-month period ended September 30, 2001 compared to the same period in 2000.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses were $2.7 million for the three-month period ended September 30, 2001 compared to $2.9 million for the same period in 2000, a decrease of $235,000 or 8.1%. The decrease in sales and marketing expenses was the result of decreased advertising, public relations and other marketing activities incurred in the 2001 period.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of facilities costs, executive and supporting personnel compensation and professional service fees. General and administrative expenses were $3.3 million for the three-month period ended September 30, 2001 compared to $3.9 million for the same period in 2000, a decrease of $552,000 or 14.3%. The decrease in general and administrative expenses was a direct result of management's efforts to scale such costs in line with the decreased revenue production, as well as synergistic cost savings associated with the ClickAgents and Z Media mergers.

PRODUCT DEVELOPMENT

    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the compensation and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended September 30, 2001 were $807,000 compared to $1.4 million for the same period in 2000, a decrease of $609,000 or 43.0%. The decrease was due primarily to the decrease in the number of technology support personnel from the same period in 2000, as well as synergistic cost savings associated with the ClickAgents merger. Though expenses in this area have reduced, we believe that continued investment in product development is critical to attaining our strategic objectives.

STOCK-BASED COMPENSATION

    Deferred stock-based compensation included in the accompanying balance sheets reflect the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date the options were granted. Stock-based compensation for the three-month period ended September 30, 2001 amounted to $542,000, which relates to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $1.2 million for the three-month period ended September 30, 2000 relates to our amortization method that proportionally charges to expense the deferred stock-based compensation as options vest.

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

    In accordance with SFAS 142, we will cease to amortize goodwill when the statement is applied in its entirety in 2002. Management is still assessing any additional impact of the adoption of SFAS 142 on the Company's results of operations and financial position.

MERGER-RELATED COSTS

    Merger-related costs represent direct transaction costs incurred related to the pooling-of-interests with ClickAgents consummated in December 2001.

INTEREST INCOME, NET

    Interest income, net principally consists of interest earned on our marketable debt securities in 2001 and cash and cash equivalents in 2000 and is net of interest paid on debt obligations. Interest income was $1.2 million for the three-month period ended September 30, 2001 compared to $1.4 million during the same period in 2000. The decrease in interest income reflects decreasing average investment yields due to declines in interest rates during the three-month period ended September 30, 2001 compared to the 2000 period. Interest income in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

PROVISION FOR INCOME TAXES

    For the three-month period ended September 30, 2001, our provision for Federal, state and foreign income taxes amounted to $175,000, compared to $1.0 million for the same period in 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The provision for income taxes reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization.

MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

    Minority share of loss of ValueClick Japan was $264,000 for the three-month period ended September 30, 2001, compared to a minority share of income of $129,000 for the same period in 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income achieved by ValueClick Japan.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

REVENUES

    Net revenues for the nine-month period ended September 30, 2001 were $32.7 million compared to $47.4 million for the same period in 2000, a decrease of $14.7 million or 31.0%. The revenue decline for the nine-month period ended September 30, 2001 was attributable primarily to the continued softness in the overall media market, due in part to the continued decline in advertising from electronic commerce and other Internet customers, the September 11, 2001 terrorist attacks in the United States and the aftermath therefrom and the general economic slowdown, partially offset by increased revenues from our European operations and the inclusion of Bach Systems' onResponse.com business in 2001.

    The ValueClick worldwide network delivered approximately 59.1 million click-throughs, 5.7 million actions and 24.9 million leads during the nine-month period ended September 30, 2001, compared to approximately 99.6 million click-throughs and 18.4 million leads during the corresponding period in 2000. The Company also delivered more than 31.1 billion ad impressions from our DYNAMO ad delivery system during the nine-month period ended September 30, 2001. The decrease in CPC sales volume and decrease in the average price per click and average price per lead for the nine-month period ended September 30, 2001 compared to the same period in 2000 was offset by the increase in CPL sales volume and inclusion of our CPA product in the 2001 period.

COST OF REVENUES

    Cost of revenues was $15.5 million for the nine-month period ended September 30, 2001 compared to $23.7 million for the same period in 2000, a decrease of $8.2 million or 34.6%. The decrease in cost of revenues was directly attributable to the decreased delivery of advertisements. Gross profit margin increased to 52.6% in the nine-month period ended September 30, 2001 from 49.9% in 2000. The increase in gross margin was primarily due to a decrease in the average cost per click and the change in product mix for the nine-month period ended September 30, 2001 compared to the same period in 2000.

SALES AND MARKETING

    Sales and marketing expenses for the nine-month period ended September 30, 2001 were $8.4 million compared to $7.7 million for the same period in 2000, an increase of $753,000 or 9.8%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel and to increased advertising, public relations and other sales and marketing activities in the first three months of 2001 compared to 2000.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the nine-month period ended September 30, 2001 were $10.0 million compared to $9.0 million for the same period in 2000, an increase of $1.0 million or 10.5%. The increase in general and administrative expenses was due primarily to the addition of executive and administrative employees in the first three months of 2001 compared to 2000.

    We also have incurred related expenses associated with hiring additional personnel, expanding our corporate offices to accommodate our increased personnel and other professional service expenses incurred as a public company that were not incurred fully in the 2000 period.

PRODUCT DEVELOPMENT

    Product development expenses for the nine-month period ended September 30, 2001 were $2.7 million compared to $3.3 million for the same period in 2000, a decrease of $588,000 or 17.8%. The decrease was due primarily to the decrease in the number of technology support personnel from the same period in 2000.

STOCK-BASED COMPENSATION

    Stock-based compensation for the nine-month period ended September 30, 2001 amounted to $2.2 million, which relates to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from

$3.9 million for the nine-month period ended September 30, 2000 relates to our amortization method that proportionally charges to expense the deferred stock compensation as options vest.

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

    In accordance with SFAS 142, we will cease to amortize goodwill when the statement is applied in its entirety in 2002. Management is still assessing any additional impact of the adoption of SFAS 142 on the Company's results of operations and financial position.

MERGER-RELATED COSTS

    Merger-related costs represent direct transaction costs incurred related to the pooling-of-interests with ClickAgents and Z Media consummated in December 2000 and January 2001, respectively.

INTEREST INCOME, NET

    Interest income was $3.7 million for the nine-month period ended September 30, 2001 compared to $2.7 million for the same period in 2000. The increase is attributable to the increased balances of cash and cash equivalents throughout the nine-month period ended September 30, 2001, primarily resulting from the proceeds we received from our initial public stock offering effective in late March 2000, offset by the decreasing average investment yields due to declines in interest rates during the 2001 period.

PROVISION FOR INCOME TAXES

    For the nine-month period ended September 30, 2001, our provision for Federal, state and foreign income taxes amounted to $155,000, compared to $4.8 million for the same period in 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The provision for income taxes reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization.

MINORITY SHARE OF INCOME OF VALUECLICK JAPAN

    Minority share of loss of ValueClick Japan was $225,000 for the nine-month period ended September 30, 2001, compared to a minority share of income of $283,000 for the same period in 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income achieved by ValueClick Japan.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations through working capital generated from operations and equity financings. Net cash used in operating activities was $2.9 million for the nine-month period ended September 30, 2001, representing primarily the timing of payments for taxes and other current obligations.

    The net cash used in investing activities for the nine-month period ended September 30, 2001 was $86.6 million, representing $91.9 million of purchases of marketable securities and treasury stock and

$1.6 million of cash used to purchase property and equipment partially off-set by $6.9 million of proceeds received from the sale of marketable securities.

    Net cash provided by financing activities was $780,000 for the nine-month period ended September 30, 2001 and resulted primarily from the utilization of a short-term line of credit by ValueClick Japan.

CREDIT FACILITY

    On October 21, 2000, we executed a loan and security agreement for a $2.5 million revolving credit line to be used for general working capital. Interest on the outstanding balances accrues at an annual rate of one percentage point above the bank's prime rate. As of September 30, 2001, the bank's prime rate was 6.0%. The credit facility, as amended, contains no restrictive covenants. In exchange for the credit facility, we granted the bank a first priority security interest in our goods and equipment, accounts receivables and intellectual property. At September 30, 2001, we had no outstanding borrowings against this credit line.

    We also have a 150 million Japanese Yen (approximately $1.3 million at September 30, 2001) revolving credit line with two separate banks, to be used for short-term financing needs in Japan. Interest on the outstanding balances accrues at prevailing interest rates (1.375% as of September 30, 2001). The credit facility contains no restrictive covenants and is unsecured. At September 30, 2001, there was $837,000 of outstanding borrowings against this credit line. These borrowings were fully repaid in October 2001.

    In May 2000, we entered into a loan and security agreement with Bank of America for a $200,000 revolving line of credit. Interest on outstanding balances accrues at an annual rate of one percentage point above the Bank's Prime Rate (6.0% at September 30, 2001). The outstanding balance as of December 31, 2000 of $101,000 was paid on January 31, 2001 and we currently have no outstanding borrowings against this credit line.

    We periodically evaluate possible acquisitions as vehicles to enhance future growth by expanding our product offerings or extending our geographical reach. We would expect to finance any such potential investment through some combination of cash on hand and the issuance of common stock to sellers.

    We believe that our existing cash and cash equivalents and our available bank credit are sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." FASB expects to release SFAS No. 142 in the last half of July 2001. SFAS No. 141 establishes standards for accounting and reporting requirements for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for us will be January 1, 2002 and management is still assessing what the impact of SFAS No. 141 and No. 142 will be on the Company's results of operations and financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121,

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002.

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

IF BANNER ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUES COULD DECLINE.

    We currently derive approximately 68% of our revenues by delivering banner advertisements that generate click-throughs to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following:—click rates have always been low and may decline as the number of banner advertisements on the Web increases;—Internet users can install "filter" software programs which allow them to prevent banner advertisements from appearing on their screens;—banner advertisements are, by their nature, limited in content relative to other media;—direct marketing companies may be reluctant or slow to adopt banner advertising that replaces, limits or competes with their existing direct marketing efforts; and—direct marketing companies may prefer other forms of Internet advertising, including permission-based e-mail. If the number of direct marketing companies who purchase banner clicks from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenues could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUES COULD DECLINE.

    We conduct primarily all of our business on a cost-per-click, or CPC, cost-per-action, or CPA, or cost-per-lead, or CPL, pricing model. These business models are relatively new and much less common than the cost-per-thousand impressions, or CPM, pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers' ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users' activities after they have reached advertisers' Web sites. We cannot assure you that our strategy will succeed. Intense competition among Web sites and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenues or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click rates. Since we predominantly rely on a performance-based pricing model to generate revenues, any decline in click rates may make our pricing models less viable or less attractive solutions for Web publishers and advertisers.

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

IF THE TECHNOLOGY WE CURRENTLY USE TO TARGET THE DELIVERY OF BANNERS AND TO PREVENT FRAUD ON OUR NETWORK IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

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

DOUBLECLICK WILL HAVE SIGNIFICANT INFLUENCE OVER OUR BUSINESS, AND IT MAY HAVE INTERESTS THAT ARE DIFFERENT FROM, OR IN ADDITION TO, YOURS.

    DoubleClick, which is one of our competitors, currently owns approximately 15.3% of our utstanding common stock. DoubleClick has the right to maintain its percentage ownership if we issue new securities, other than in a public offering or under other specified exceptions, until February 28, 2003. As a result of its share ownership, board representation and other rights, DoubleClick will be able to exert substantial influence over our management and affairs. DoubleClick may have interests that are different from, or in addition to, your interests. Because we have agreed to enter into an agreement to use DoubleClick's DART services in our business and have generally agreed to use DoubleClick rather than other providers of services similar to those that DoubleClick makes available, and because we may have additional commercial relationships with DoubleClick in the future, conflicts of interest could arise with respect to the nature, quality and pricing of services that DoubleClick provides to us. DoubleClick has designated one member of our board of directors. In addition, the holders of approximately 29.3% of our outstanding common stock have agreed to vote their shares in favor of a specified number of DoubleClick's nominees to our board of directors, depending on DoubleClick's percentage ownership of our common stock. Because DoubleClick provides Internet advertising services that compete with ours, conflicts of interest could arise for DoubleClick's representatives on our board of directors. We have not implemented specific policies with respect to these potential conflicts of interest, which could be resolved in a manner adverse to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than two years. As of September 30, 2001, our investments in marketable securities had a weighted-average time to maturity of approximately 288 days. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. As of September 30, 2001, unrealized gains in our investments in marketable securities aggregated $859,000. During the three-month period ended September 30, 2001, our investments in marketable securities yielded an effective interest rate of 5.08%.

FOREIGN CURRENCY RISK

    Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates its transactions in the Japanese Yen. Our exposure is limited to the extent of the amount of ValueClick Japan's net assets which totaled $24.2 million at September 30, 2001. We also will have foreign currency exchange risks for ValueClick Europe, which denominates its transactions in U.K. pounds. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings or equity as a result of foreign currency exchange rate fluctuations. For all of our other advertising services provided in foreign countries, including Canada, Australia, Belgium, China, England, France, Mexico and Spain, the transactions are denominated in U.S. dollars and we generally receive payment from these foreign customers prior to delivering our services.

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

    On May 25, 2001, ValueClick and ClickAgents jointly filed a demurrer and motion to strike with the court. On June 15, 2001, the court granted in part ValueClick's and ClickAgents' jointly filed demurrer and dismissed all claims against ValueClick and ClickAgents and ordered the plaintiff to file an amended complaint against the remaining individual defendants in the case. On July 18, 2001 the plaintiff filed a petition for a writ of mandate requesting that the Court of Appeals vacate the court's order to dismiss ValueClick and ClickAgents. The Court of Appeals summarily denied that petition on August 7, 2001. The plaintiff has since appealed the Superior Court's ruling. In addition, on or about July 30, 2001, the plaintiff filed a Second Amended Complaint, removing all of his claims against ValueClick and ClickAgents. The case (but not the appeal), including responsive pleadings to the Second Amended Complaint, is currently stayed pending the outcome of private mediation. A trail date of July 31, 2002 has been set.

    ValueClick continues to believe that the plaintiff's allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

ITEM 5. OTHER INFORMATION

    On October 19, 2001, Valueclick completed its acquisition of Mediaplex, Inc. ("Mediaplex"). Under the terms of the merger agreement, Mars Acquisition Corp., a wholly-owned subsidiary of ValueClick, was merged with and into Mediaplex and Mediaplex survived as a wholly-owned subsidiary of ValueClick.

    Under the terms of the merger agreement, approved by both boards of directors and stockholders, Mediaplex stockholders will receive .4113 shares of ValueClick common stock for each share of Mediaplex common stock. ValueClick will issue a total of approximately 14.9 million shares of its common stock for all the outstanding stock of Mediaplex. In addition, based on shares of Mediaplex common stock underlying its outstanding stock options as of the record date and the exchange ratio, options to purchase approximately 3.5 million additional shares of ValueClick common stock will be assumed by ValueClick.

    ValueClick intends to account for the merger under the purchase method of accounting. The results of operations for Mediaplex will be included in ValueClick's consolidated statements of operations from the date of acquisition. Mediaplex common stock traded on the Nasdaq National Market under the symbol "MPLX" prior to the merger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

2.1*	Agreement and Plan of Merger, dated as of July 1, 2001, by and among ValueClick, Inc., Mars Acquisition Corporation and Mediaplex, Inc.
10.1*	Form of Voting Agreement by and between Mediaplex, Inc. and ValueClick, Inc. stockholders.
10.2*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and Gregory R. Raifman.
10.3*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and Jon L. Edwards.
10.4*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and Pequot Offshore Private Equity Fund, Inc.
10.5*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and Pequot Private Equity Fund, L.P.
10.6*	Voting Agreement, dated July 1, 2001, between ValueClick, Inc. and McCann-Erickson Worldwide.
10.7*	Form of Board Composition Agreement between ValueClick, Inc. and Mediaplex, Inc.
10.8*	Form of Consulting Agreement between ValueClick, Inc. and Gregory Raifmain.

*
Incorporated by reference to ValueClick, Inc.'s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on July 20, 2001 (File No. 333-65562) and declared effective by the Securities and Exchange Commission on September 27, 2001.

(b)
Report on Form 8-K filed during the quarter ended September 30, 2001:

    A Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on July 3, 2001 to report under Item 5 the press release issued to the public on July 2, 2001 reporting the plan of merger with Mediaplex, Inc.

    A Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on October 24, 2001 to report under Item 5 the completion of merger with Mediaplex, Inc. effective October 19, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)
	By:	/s/ KURT A. JOHNSON Kurt A. Johnson Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 13, 2001

QuickLinks

VALUECLICK, INC. INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
VALUECLICK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION AND SIGNATURES
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES