Form 10-K
period 2001-12-31
VALUECLICK INC/CA
filed 2002-03-22
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq National Market

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

        As of March 1, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $116.3 million (based upon the closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 1, 2002, there were approximately 53,535,000 shares of Common Stock outstanding.

VALUECLICK, INC.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 14 of this Report, in our Registration Statement on Form S-4 used to register the shares offered in the merger with Mediaplex, Inc. and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to ValueClick, Inc. are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I.

ITEM 1. BUSINESS

Overview

        We provide digital marketing solutions and advertising technology tools. We offer a broad range of media and technology products and services to our customers to allow them to address all aspects of the digital marketing process, from pre-campaign to execution, measurement and campaign refinements. Combining media and technological expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through other media.

        We derive our revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

        VALUECLICK MEDIA—Our Media segment provides digital marketing solutions for advertisers and Web publishers. Through a combination of digital advertising, digital marketing and digital retention marketing, our Media segment provides marketers with custom media solutions to both build brand value and attract targeted, high-quality customers. To accomplish this, we employ rigorous network quality control, advanced targeting capabilities and an integrated product line. For Web site publishers of all sizes, we offer the ability to create reliable new revenue opportunities from their advertising inventory. We offer marketers and advertisers a wide spectrum of custom media solutions. Specifically, we provide online advertisers and publishers of Web sites advertising models known as cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-lead ("CPL"), in which an advertiser only pays us, and we in turn only pay a publisher of a Web site, when an Internet user clicks on an advertiser's banner advertisement or performs a specific action, such as a software download, an online registration or other transactions. Additionally, we provide advertisers an effective branding model known as cost-per-thousand-impressions ("CPM") whereby the advertiser pays for the number of times an advertisement is viewed.

        Our advertising network currently consists of over 26,000 affiliates worldwide and reaches approximately 38.5% of Internet users each month. To join our network, member Web sites must satisfy our strict quality standards for content and traffic. In 2001, our advertising network served in excess of 58 billion Web advertisements and delivered over 211 million visitors and greater than 36 million leads to our advertisers.

        VALUECLICK TECHNOLOGY—Our Technology segment, through our wholly-owned subsidiaries Mediaplex, Inc. and AdWare Systems, Inc., serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. We enable marketers to manage, target and distribute integrated messaging across all digital media. Our proprietary MOJO® technology platform is unique in its ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. AdWare Systems is an applications service provider (ASP) delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies.

        Until May 2001, our wholly-owned subsidiary Mediaplex, Inc. had also provided clients and partner agencies with online media planning, buying and account management services for their media campaigns. In May 2001, Mediaplex signed an agreement to transition our media clients and media related service capabilities to Exile on Seventh, LLP, a San Francisco-based digital advertising agency, and transitioned Mediaplex into a technology solutions company. As a result, Mediaplex no longer sells campaign management services or buys online advertising inventory other than for limited campaigns to facilitate the transition of our media clients to Exile on Seventh. Therefore, except as associated with the transition campaigns, Mediaplex's revenue is now derived from software access and use charges paid by our software clients. These fees vary based on the client's use of the technology.

The ValueClick Media Solution

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

        We offer a suite of CPC, CPA and CPL advertising products to address the growing demand for cost-effective, performance-based advertising solutions. Through our core CPC business, we offer advertisers an alternative to the traditional cost-per-thousand-impressions model, known as CPM, in which advertisers are charged for every impression delivered, regardless of whether the user responds to the advertisement or not. Instead, our performance-based CPC model only charges advertisers when an Internet user clicks on the advertisers' banner ad and is redirected to their Web site, thereby reducing the response risk for the advertiser. In December 2000, we added to our CPC business line by completing the acquisition of ClickAgents.com, Inc., which brought approximately 7,800 new publishers and 200 new advertisers to our network.

        With our acquisition of Bach Systems, Inc., which does business as onResponse.com, completed in November of 2000, we added cost-per-action advertising services to our product line. Bach Systems develops customized cost-per-action and cost-per-lead campaigns on behalf of advertising and direct marketing clients. These campaigns are tailored to generate the desired end result for the advertiser, whether that is a registration, download or purchase, under a pricing structure where the advertiser only pays for specific results.

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

        These additions to our product line allows us to offer an integrated suite of performance-based products for our clients and address the growing need for solutions that enhance the return on advertising expenditures.

Network of Web Sites

        To fulfill our clients' CPC, CPL and CPA advertising campaigns, we have become one of the largest aggregators of advertising on small- to medium-sized Web sites. We have developed highly automated systems and processes which make it easy for Web site publishers to join the ValueClick network. We have also developed an effective publisher referral program that facilitates growth and retention of Web publishers. By aggregating this underutilized inventory of advertising space, we have developed a low-cost solution for advertisers who want to access the visitors of these Web sites. Our network currently consists of over 30,000 Web sites worldwide. In 2001, we delivered over 42 billion banner advertisements and registered over 138 million clicks.

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

  •
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
  •
  A leading aggregator of small- to medium-sized web sites. We are a leading aggregator of small- to medium-sized Web sites, with over 30,000 Web sites currently in our network. This extensive network provides advertisers the opportunity to place large media buys across a broad collection of sites as well as niche targeting opportunities using our database of fifteen categories that have otherwise been difficult for advertisers to reach.
  •
  Return on investment analysis. Our proprietary tracking management software, eTrax™, provides real-time marketing data regarding banner effectiveness by anonymously tracking the consumer's activity after they click through to our advertiser's Web site. This tool, which we acquired with the purchase of StraightUp! in September 2000, provides useful feedback to advertisers regarding banner ad success rates, allowing them to enhance the effectiveness and return on investment of their Internet marketing strategy.

        The principal benefits of our solutions to Web publishers include:

  •
  Outsourced advertising services for publishers of small- to medium-sized web sites. Our solution provides small- to medium-sized Web sites the technology for managing and delivering Internet advertising. Our solution allows these sites to avoid the hardware, software and personnel costs associated with building and maintaining their own ad-serving technology and sales force. In addition, small- to medium-sized Web sites on the ValueClick network benefit from our experienced management team, our sales and marketing organization and our access to advertisers.
  •
  Advertising revenue opportunities for publishers of small- to medium-sized web sites. Advertisers paying CPM rates often impose traffic requirements that exclude small- to medium-sized Web sites. By aggregating those sites, and providing the built-in performance tracking of CPC, CPA and CPL, we offer a revenue opportunity for publishers of small- to medium-sized Web sites that may not otherwise be available. This has allowed us to develop a network of small- to medium-sized Web sites that meet our quality standards. In addition, publishers can earn referral commissions for introducing ValueClick to other publishers whose sites are accepted into our network.

  •
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

Media Products and Services

        We develop our products and services to meet the changing needs of our advertisers and Web publishers and we anticipate these offerings will continue to evolve and expand. We offer the following products and services for advertisers:

  •
  Ad-serving solutions. Our proprietary system for ad-serving and reporting is provided to advertisers at no additional cost. Advertisers deliver Internet banner advertisements to us in a form ready to be delivered from our servers. Our proprietary software can determine how many banners are in circulation, which banners are appropriately targeted for the consumer, and whether or not the Web publisher has excluded any particular banners from our site. Our server then delivers the banner to the Web publisher's site to be viewed by the user and adds one impression to both the advertiser's and publisher's counter. If a user clicks on the banner to visit the advertiser's Web site, our server registers one click to both the advertiser's and the publisher's counter. If a user on our network clicks on the same advertisement more than once in a six-hour period, the click is only counted once. This feature more accurately counts the number of "unique" users clicking on the advertiser's banner and also provides more accurate marketing data. This entire process occurs within a matter of seconds.
  •
  Distribution of advertisements on a comprehensive or targeted basis. We sell advertising on our network under two major categories: Comprehensive Network or Targeted Categories. Our sales representatives work with advertisers to select the appropriate product based on advertisers' requirements. The following is a more detailed description of these two products:

        Comprehensive network.    Comprehensive Network offers advertising placements across our entire network without specifically targeting individual Web sites. As the lowest-cost option, we provide the greatest overall reach for advertisers.

        Targeted categories.    Targeted Categories allows the advertiser to place ads in one or more of fifteen targeted categories within our network. The use of these categories enables an advertiser or direct marketer to target a particular audience. Currently we have the following fifteen targeted categories grouped by type of content:

Automotive	E-Commerce & Shopping	MIS & Information
Business & Finance	Entertainment	News & Culture
Careers	Family & Lifestyles	Sports & Recreation
Consumer Technology	Games	Travel
E-Commerce & Portals	Health & Fitness	Youth & Students Technology
  •
  ROI measurement. Our eTrax™ and eTrax Enterprise™ systems substantially enhance marketers' ability to understand the financial impact of their online and offline efforts, allowing them to track gross response, multiple conversion metrics, cost per action, and lifetime value of newly acquired customers. The eTrax™ products provide Internet marketers with effective tools for analyzing key campaign metrics such as visits, registrations, downloads and sales, while also allowing them to track longer-term activity such as retention, attrition and lifetime value. By capturing this data across all media channels and translating it into meaningful reports, the eTrax™ products allow advertisers to assess the impact of the entire marketing mix. Overall, eTrax™ reporting helps advertisers dynamically evaluate their ad budget and refine their current and future advertising campaigns. These products significantly add to our portfolio of advanced technologies that provide performance-based accountability to advertisers.

  •
  Anti-fraud solutions. Since the launch of our network, we have made it a priority to detect and investigate any fraudulent clicking activity, which are clicks intentionally made to inflate the number of clicks and generate additional revenue for the host Web site, on our advertisers' banner ads. Our system incorporates sophisticated algorithms that detect any Web site within our network that is receiving an abnormal click pattern during any period with the goal of protecting advertisers from fraudulent clicking activity and improving the accuracy of information conveyed to our advertising clients. If fraudulent clicking activity is detected, the Web site publisher is terminated from the network and no payment is made for the fraudulent clicks.

        We offer the following products and services for Web publishers:

  •
  Real-time statistical reporting. Our proprietary Web-based tools for Web publishers provide them with current, cumulative, historical and referral statistical information. Information currently available includes the real-time tabulation of the current day's click activity, relevant ratios, payment information, and amounts due. Cumulative statistics show all-time impressions, clicks and click ratios. Historical statistics highlight impressions and clicks in both daily and weekly format and in either tabular or graphical format. Referral statistics detail the amount owed to the referring Web publisher.
  •
  Streamlined network application process. As part of our strategy to simplify the advertising sales process for publishers of small- to medium-sized Web sites, we allow Web publishers to join our network online. After completing the application, the publisher receives an immediate response indicating our receipt of the application, and our publisher service department then reviews the application. Web sites are selected based on traffic and quality standards and must contain an adequate number of pages. They are also evaluated for design and content quality. We reject Web sites that contain restricted content such as profanity, hate speech, pornography or any illegal activity. Once approved to join the network, we provide the Web publisher with software to install on each Web page where an advertisement will be placed. This process provides the publisher with a simple, turnkey solution for entering our advertising network.
  •
  Payment management. Our publisher payment policy reduces risks to Web publishers of advertiser bad debts and late payment carrying costs. We pay our network of publishers monthly regardless of whether an advertiser has paid us or not. In contrast, most other major Web advertising networks pay their publishers only upon collection from advertisers.
  •
  Web site categorization capability. Our categorization capability enables Web publishers to increase the value of their advertising inventory by delivering more targeted banner advertisements for the advertiser. This capability allows a publisher to categorize not only their entire Web site, but also each page of their Web site.
  •
  Ability to veto competing advertiser campaign. We provide Web publishers with the tools to exclude from their Web site any competing advertiser campaign on our network.
  •
  Referral commission program. We provide our Web publishers the opportunity to earn commissions on clicks generated from Web sites of publishers they refer to our network. The referral program is highly automated and a referring publisher can monitor the activity of all referred sites online through our real-time reporting tools.

Technology Products and Services

Media Planning Systems

        Our media planning systems aid media planners in corporate marketing departments or advertising agencies. Media planners use these systems to record the available advertising opportunities and their corresponding cost. Media planners can then use these systems to choose the configuration that best meets their campaign needs and generate a media plan that consists of the media placements they have selected. Different systems are available for each type of media buying—print, network, and spot advertisements.

        AdWare® PRINT provides the technology required to estimate the placement cost of the advertisement, track the contract information, purchase the advertisement placement, invoice the client and pay for print advertisements. This includes print advertisements in publications and outdoor billboards.

        AdWare® NETWORK provides the technology required to track and analyze the flight schedule of network radio and television commercials, invoice clients and pay for the commercial schedule. This includes national cable and broadcast syndication buys.

        AdWare® SPOT provides the technology required to track and analyze the radio and television commercial spot buys, invoice clients and pay for spot placement. This includes commercials on syndicated programming, local cable, local broadcast and one-time-only spots.

Campaign Management Systems

        Our campaign management systems aid corporate marketing departments or advertising agencies in the execution of an advertising campaign. These systems are used to track the production process, serve and track online and e-mail campaigns, and store creative units for later retrieval.

        AdWare® PRODUCTION 6 provides for the estimating of any advertising production costs, budgeting such costs and monitoring of the components of traditional advertisements. The modules in the product include WORKFLOW (tracking labor), ESTIMATING (proposed production cost), BUDGETING (actual production cost), ADCLOCK® (time management system), PURCHASING (purchase order reconciliation), JOB COSTING (budget vs. actual), BILLING (invoicing) and CLIENT PROFITABILITY (tracks profitability).

        MOJO® Adserver allows users to configure digital messaging campaigns, serve digital messages according to time and site placements, or commonly known in the industry as trafficking, and report results from such campaigns. The product's web-based interfaces, MOJO® Works (trafficking configuration) and MOJO® Reports (tracking results), provide a single point of access for digital messaging campaigns across all digital platforms, including online and wireless devices.

        MOJO® Mail is a Customer Relationship Management (CRM) technology product that allows users to configure, traffic and report results for permission-based email campaigns. The recipient has the option of receiving an email, or to "opt- in," or not receiving the email, or to "opt-out." Our opt-in email product, MOJO® Mail has the potential to configure real-time emails with dynamic content that is updated upon viewing the email. The product's Web-based interfaces, MOJO® Works (delivery configuration) and MOJO® Reports (tracking results), provide a single point of access for email messaging campaigns across all platforms, including online and wireless devices.

        AdVISUAL® is a content management system for the storage of traditional advertising, such as print, radio commercials and television commercials. This includes the storage of the complete advertisement along with the associated business documents such as graphics, talent, production companies, budgeting, and related production contracts.

Cost Management Systems

        Our cost management systems aid the finance departments of corporate marketers or advertising agencies in managing their financial operations.

        AdWare® FINANCIAL 6 provides for the managing of accounts receivable, accounts payable, general ledger, budgeting and cost accounting functions. This product is integrated with AdWare® PRINT, AdWare® NETWORK, AdWare® SPOT and AdWare® PRODUCTION 6 providing an integrated technology system for traditional advertisers.

Services

        Our services provide the support and resources that meet the varying needs of our clients. Services include trafficking (the upload of creative units onto the MOJO server and distribution of corresponding links to campaign sites), consulting services (including customized implementation, unique reporting needs, integration of business data), customer support, training, and a help desk.

International Operations

        We currently have established operations in four foreign countries, Western Europe and Japan. All operations are wholly-owned subsidiaries, with the exception of ValueClick Japan, in which we have a majority ownership position.

        ValueClick Japan commenced operations in November 1998. We currently own a 59.2% interest in ValueClick Japan, which has 76 employees. In May 2000, ValueClick Japan completed its initial public offering on the Tokyo Stock Exchange for emerging growth companies. In August 1999, we commenced operations in the European market with ValueClick Europe, a wholly-owned subsidiary of ValueClick based in the United Kingdom. In 2000, we expanded in Europe by opening wholly-owned subsidiaries in Paris, France and Munich, Germany. Also in 2000, we continued to expand our international presence outside Europe by opening wholly-owned subsidiaries in Sao Paolo, Brazil and Toronto, Canada, which were subsequently discontinued in the second quarter of 2001. Total employees in our wholly-owned international subsidiaries totaled 31 as of December 31, 2001.

        In addition, we continue to build Web publisher networks on a country-by-country basis from our U.S. headquarters. This network will provide an operating base for establishing a local presence as each market develops and provide for easier transition to local operations when appropriate local partners are identified. For further financial information regarding our international sales, see note 14 to our consolidated financial statements contained in this Report.

Technology Platforms

Media Segment Platform

        Our operating infrastructure, including our network of servers, has been designed to provide maximum performance, reliability and the ability to increase our capacity without increasing our costs.

        Our proprietary ad-serving applications reside on servers configured with the FreeBSD operating system and our primary database servers reside on servers configured with the Sun operating system. The applications are developed primarily in Perl, a widely used software development language, and are served on Apache servers. We maintain tolerance and performance objectives for banner delivery response time from our network. To ensure that these standards are met and to facilitate our maintenance procedures, we keep standby hardware for each component at our data center locations. Our internal maintenance group assures quick and complete resolution of hardware concerns.

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

Technology Segment Platform

        Our proprietary technology enables companies to integrate their internal business information, such as inventory and client data, into their digital messaging campaigns. The technology allows for the adserving and reporting of digital messaging campaigns across all digital platforms, online and wireless, into one integrated reporting system. Also, our technology utilizes client-defined targeting criteria to provide real-time content changes to all digital messages.

        Our traditional advertising products all operate using the same back-end database. As a result, users of these products experience efficiencies due to streamlined operations—for example, a campaign's budget, production and schedule information need only be input once. This technology allows the user to see their advertising and marketing campaigns from inception to completion in one report.

        Our MOJO technology platform provides an integrated ad-serving and e-mail solution. We believe the benefits of such a solution—include integrated reporting, integrated ROI tags, and ability to leverage targeting features across multiple types of campaigns—differentiates our products from those of other Internet advertising service companies. Our technology solutions:

  •
  Allow creative content to be changed in real-time, or virtually instantaneously, without human intervention;
  •
  Provide the ability to define and use an unlimited number of business rules for the adjustment of a campaign to accomplish a company's business goals and objectives;
  •
  Enable an advertiser to update digital messages and emails, with real-time business data from the client's customer database and inventory system;
  •
  Provide the ability to establish a data feed with our clients with the information from our database and log files for further analysis and integration into their system;
  •
  Enable our clients, through our retargeting technology, to virtually instantaneously adjust their digital message based on a prospective customer's reaction to their promotion;
  •
  Provide the ability, through our reporting technology, to generate return on investment data in near real-time (usually within two hours or less). We also have the capacity to customize a campaign's reports based on a number of campaign variables;
  •
  Provide users, through web-enabled technology, with a worldwide, continuous and secured access to their traditional advertising campaign information;
  •
  Require that offline campaign information need only be input into the system once. Our technology integrates the information, including campaign budget, production, and schedule information, across all traditional advertising products. This makes reports such as financial analysis and client profitability easy to generate and accurate;
  •
  Enable marketers to view their offline campaigns from inception through to completion with a click-of-the-mouse; and,
  •
  Allow, through content management technology, the complete viewing of print, audio and video advertisements including budgeting, production, expense, and talent information.

Sales, Marketing And Customer Service

        We market our products and services primarily through direct marketing, print advertising and online advertising throughout the year. We also market them through the ValueClick properties' Web sites, trade show participation and other media events. In addition, we actively pursue public relations programs to promote our brand, products and services to potential network Web publishers and advertisers, as well as to industry analysts.

Web Publishers

        Our highly automated, online application process is supported by a team of 26 network development and customer service professionals across all ValueClick properties. Their responsibilities include screening and approving or declining prospective Web publishers; monitoring network quality; maintaining relationships; consulting with publishers on additional revenue opportunities; and the trafficking and optimization of client advertising campaigns.

Customers

        We sell our products and services to a variety of advertisers and advertising agencies primarily through our direct sales force, consisting of 48 sales persons across all ValueClick properties. We make extensive use of telemarketing and e-marketing strategies. Each of our account executives assists the advertisers he or she services, typically advertising, direct marketing and e-commerce companies, with all aspects of media planning and design of their advertising campaigns. These services include advertisement purchasing and placement, assessment of results and optimization of performance.

        We derive our revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology. In 2001, no individual customer accounted for more than 10% of our revenues. McCann Erickson Worldwide and General Motors accounted for 43% and 13%, respectively, of revenues generated through ValueClick Technology. We expect that these entities may continue to account for a significant percentage of our ValueClick Technology revenues for the foreseeable future. The loss of McCann Erickson Worldwide or General Motors as a customer or any material decrease in the amount of our products purchased by either of these customers would have a material adverse impact on our revenues and results of operations. For additional information regarding our business segments, see note 14 to our consolidated financial statements contained in this Report.

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

        Our ability to compete depends upon several factors, including the following:

  •
  our ability to aggregate a large network of small- to medium-sized Web sites efficiently,
  •
  the timing and market acceptance of new solutions and enhancements to existing solutions developed by us,
  •
  our customer service and support efforts,
  •
  our sales and marketing efforts,
  •
  the ease of use, performance, price and reliability of solutions developed by ValueClick, and
  •
  our ability to remain price competitive while maintaining our gross margins.

        Additional competitive factors include each competitor's reputation, knowledge of the advertising market, financial controls, geographical coverage, relationships with clients, technological capability and quality and breadth of services. We expect that we will face additional competition from new entrants into the market in the future.

        Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as CPC, CPL, CPA and CPM. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com and Datacomm. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as CyberAgents, DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including DoubleClick, Engage and 24/7 Media. Unlike ValueClick, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories and greater name recognition than we do.

        Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could continue to result in significant price competition and reductions in advertising revenues. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by ValueClick, our business, result of operations and financial condition could be negatively affected.

        Our competitors for adserving products include Avenue A, L90, DoubleClick, Engage Technologies, and 24/7 Media. Our competitors for email products include Net Centives, DoubleClick, 24/7 Media, Message Media, Click Action, Radical Mail, and Digital Impact. Our competitors in offline advertising technology include Donovan Data Systems and Encoda Systems, previously known as Columbine CJDS, which acquired DSI Datatrack Systems, Inc., and Professional Software Systems, or PSS.

        DoubleClick acquired a substantial percentage of ValueClick in February 2000—see "Business—The DoubleClick Investment."

Seasonality

        We believe that our business is subject to seasonal fluctuations. Marketers generally place fewer advertisements during the first and third calendar quarters of each year, and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months which results in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

Intellectual Property Rights

        We currently rely on a combination of copyright and trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to and distribution of our software documentation and other proprietary information. We have registered the trademark "ValueClick" in the United States, the European Union and Japan. We currently have five pending U.S. patent applications. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to those of our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

        In February 2000, in connection with a strategic investment transaction with DoubleClick, DoubleClick agreed, as long as it owns or has the right to acquire at least 5% of our capital stock, not to sue or threaten to sue us or any of our customers, affiliates or licensees (1) for infringement of any claim of DoubleClick's U.S. Patent No. 5,948,061 or (2) for infringement of any claim of any U.S. patent or patent application, or foreign patent or patent application, that is related to U.S. Patent No. 5,948,061 or that claims priority from this patent or otherwise makes claims similar to those made in this patent. DoubleClick's Patent No. 5,948,061 covers the process of using linked advertising space and compiling statistics on individual users in order to target advertisements over the Internet or computer networks. DoubleClick has agreed that if it no longer owns at least 5% of our capital stock, it will in good faith negotiate with us for a license to use its technology under commercially reasonable terms. However, there can be no assurance that we will be able to secure such a license. See "Business—The DoubleClick Investment" below.

Corporate History and Acquisitions

        We commenced operations as ValueClick, LLC, a California limited liability company, on May 1, 1998. Prior to the formation of ValueClick, LLC, the ValueClick Internet advertising business began in July 1997 as a line of business within Web-Ignite Corporation, a company wholly-owned by the founding member of ValueClick, LLC. The reorganization and formation of ValueClick, LLC was effected by the transfer of the Internet advertising business of Web-Ignite to ValueClick, LLC. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation. On March 30, 2000, we completed our initial public offering of common stock. Our common stock is publicly traded and is reported on the Nasdaq National Market under the symbol "VCLK."

        Mediaplex, Inc.    On October 19, 2001, we completed our acquisition of Mediaplex, Inc., a provider of technology software tools used in both online and offline advertising campaigns. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Mediaplex and Mediaplex survived as a wholly-owned subsidiary of ValueClick. Under the terms of the merger agreement, approved by both boards of directors and stockholders, Mediaplex stockholders received .4113 shares of ValueClick common stock for each share of Mediaplex common stock. We issued approximately 15.1 million shares of our common stock for all the outstanding stock of Mediaplex. In addition, we assumed options to purchase approximately 2.8 million additional shares of ValueClick common stock. The acquisition of Mediaplex expanded our online and offline marketing and advertising technology capabilities.

        Z Media, Inc.    On January 31, 2001, we completed our acquisition of Z Media, Inc., a leading co-registration company. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Z Media and Z Media survived as a wholly-owned subsidiary of ValueClick. In connection with the merger, we issued a total of approximately 2.7 million shares of our common stock in exchange for all outstanding shares of Z Media and reserved approximately 420,000 additional shares of common stock for issuance upon exercise of outstanding employee stock options of Z Media. With the acquisition of Z Media, we added co-registration to our product line. Co-registration is the process of creating lists of registered subscribers who have opted-in to receive e-mail on topics of interest. These highly-targeted registered names are then offered to advertisers and direct marketers on a cost-per-lead basis.

        ClickAgents.com, Inc.    On December 8, 2000, we completed our acquisition of ClickAgents.com, Inc., a provider of performance-based Internet advertising solutions for ad agencies, advertisers and Web publishers focused on a cost-per-click model. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into ClickAgents and ClickAgents survived as a wholly- owned subsidiary of ValueClick. In connection with the merger, we issued approximately 4.9 million shares of our common stock in exchange for all outstanding shares of ClickAgents and reserved approximately 430,000 additional shares of our common stock for issuance upon exercise of outstanding employee stock options of ClickAgents.

        Bach Systems, Inc.    On November 20, 2000, we completed our acquisition of Bach Systems, Inc., dba onResponse.com, a developer of customized cost-per-action and cost-per-lead campaigns on behalf of advertising and direct marketing clients. Under the terms of the merger agreement, Bach Systems was merged with and into Bach Acquisition corp., a wholly-owned subsidiary of ValueClick. Bach Acquisition survived as our wholly-owned subsidiary. Under the terms of the agreement, we paid $825,000 and issued 750,000 shares of our common stock in exchange for all outstanding shares of Bach Systems. We also agreed to an earn-out payable in our common stock, based on the revenue and earnings performance of onResponse.com during 2001 and 2002, with a maximum payment of $16.6 million in stock and a minimum payment of zero. With the acquisition of Bach Systems, we added cost-per-action advertising services to our product line. These cost-per-action advertising services are tailored to generate the desired end result for the advertiser, whether that is a registration, download or purchase, under a pricing structure where the advertiser only pays for specific results.

The DoubleClick Investment

        On February 28, 2000, we completed a strategic investment transaction with DoubleClick, a leading worldwide provider of Internet advertising solutions for advertisers and Web publishers. The terms of this agreement involved an investment by DoubleClick of approximately $95.8 million in ValueClick and possible additional investments by DoubleClick in the future. DoubleClick's common stock is quoted on the Nasdaq National Market under the symbol "DCLK." Under the terms of the investment, DoubleClick acquired approximately 30% of our fully-diluted outstanding common stock and a 15-month warrant to acquire additional shares of our common stock at $21.76 per share for an amount of shares so that DoubleClick could own up to 45% of our fully-diluted capital stock. The warrant expired unexercised in May 2001.

        ValueClick and certain of our principal stockholders have also agreed to grant certain additional rights to DoubleClick, including an agreement to elect designees of DoubleClick to our Board of Directors, a right of first offer in connection with future sales of shares of our capital stock and a right of first offer in the event of a sale of ValueClick.

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

        During April 2001, we sold our remaining 567,860 shares of our DoubleClick common stock for cash proceeds of $6.9 million. The sales of these shares resulted in a realized gain of $701,000.

Privacy

        We collect personally identifiable data on behalf of our clients. We store such data securely and do not use said data without the explicit, knowing permission of the user. We rely on our clients to treat such data with the appropriate precaution and responsibility as stated in their privacy policies. In addition, we use non-personally identifiable information provided by the Web sites, pursuant to their privacy policies, about their viewers' general demographics and interests in order to target appropriate advertising to the sites.

        Moreover, if our clients have databases of their customers, we can use this data on behalf of those clients, again pursuant to their privacy policies. The premise is that both the site providing the ad space and the advertiser (1) have a relationship with the customer, or opt-in, (2) have an opportunity to share their privacy policy with their customers, and (3) provide an opportunity to opt-out. As a third-party adserver, we do not always have a relationship with the user, and therefore it would be inappropriate to build user profile information when such a relationship does not exist.

        We collect data for reports on clients' campaign performance to enable analysis and optimization of advertising campaigns. For general reporting purposes on our overall adserving performance and capacity, we may report the total number of banners or impressions served or messages delivered on behalf of all clients for a specific time period, with no reference to individual clients or campaigns.

        Our clients retain the sole and exclusive right to use any data, which they have obtained through explicit permission from an Internet user; for example, if a customer of our client provides an email address to receive information and updates. We rely on our clients' consumer privacy policies, as well as the privacy practices of the publisher sites included in each campaign.

        We use "cookies" to measure and report information to advertisers, such as the number of people who see their ads or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a web user's hard drive. Cookies cannot read information from the user's hard drive; rather they allow sites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same ads repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used to allow personalization features such as stock portfolio tracking and targeted news stories.

        We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard efforts in the industry, providing simple and automated privacy controls for users.

Employees

        As of December 31, 2001, we had 273 employees in the U.S., 76 employees in Japan and 31 employees in our other international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

Subsequent Events

        On March 10, 2002, we entered into a merger agreement with Be Free, Inc., a prominent provider of performance-based marketing technology and services. The merger agreement, which has been approved by the board of directors of both companies, provides that each holder of Be Free common stock will receive 0.65882 shares of our common stock for each share of Be Free common stock they own. The merger, anticipated to close by the end of the second quarter of 2002, is subject to approval by the stockholders of both companies, regulatory approval and other customary closing conditions. In the merger, we expect to issue approximately 43.4 million shares of our common stock for all the outstanding common stock of Be Free and assume Be Free outstanding options to purchase approximately 6.4 million shares of our common stock. When the merger is completed, Be Free will become our wholly-owned subsidiary and Be Free's stockholders will own approximately 45% of the combined company's outstanding shares. The combined company will be named ValueClick, Inc., and will have worldwide headquarters in Westlake Village, California.

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

OUR PENDING MERGER WITH BE FREE, INC. MAY SUBJECT US TO RISKS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

        On March 10, 2002, we entered into a merger agreement with Be Free, Inc., a prominent provider of performance-based marketing technology and services. Specified conditions must be satisfied or waived to complete the merger, including the approval of the merger by the stockholders of both companies. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger. In addition, if the merger is not completed for any reason, our stock price may decline because costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

        Our stock price could decline even after the completion of the merger if:

  •
  the integration of the business and operations of Be Free is unsuccessful or takes longer than anticipated;

  •
  the effect of the merger on our financial results is not consistent with the expectations of securities analysts or investors; or

  •
  we do not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by securities analysts or investors.

        If the merger is completed, achieving the benefits of the merger will depend in part on the integration of the operations, products and personnel of both companies in a timely and efficient manner. We expect to incur costs and commit significant management time integrating Be Free's operations, products and personnel. This integration may be difficult and unpredictable because Be Free's products are highly complex, have been developed independently and were designed without regard to integration. In addition, the integration of our operations, personnel and product lines may be difficult and unpredictable because of possible cultural conflicts between the companies, the different geographical locations of the companies, and different opinions on product and technology decisions. The integration of Be Free into our company will also place significant burdens on our management and internal resources. We do not know whether we will be successful in these integration efforts and we cannot assure you that we will be able to integrate the business and operations of Be Free in a timely and efficient manner. If we cannot successfully integrate Be Free's operations, products and personnel, we may not realize the expected benefits of the merger which could adversely affect our business.

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

        We have grown in part because of business combinations with other companies. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services, technologies and corporate culture of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies' products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. Moreover, we consummated the acquisition of Mediaplex, Inc. on October 19, 2001. Because of the maturity and the size of Mediaplex's operations, the location of its headquarters, the differences in the customer base and functionality of Mediaplex's and our products, the acquisition may present a materially higher product, marketing, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT'S TIME AND ATTENTION COULD BE DIVERTED.

        As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving Internet advertising market. Our business, results of operations and financial condition will be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand our sales and marketing, customer support and research and development organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We recently implemented a new financial reporting system, and we will likely need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work force. Our failure to manage our growth effectively could increase our expenses and divert management's time and attention.

UNEXPECTED SIGNIFICANT COSTS TO INTEGRATE OUR ACQUIRED OPERATIONS INTO A SINGLE BUSINESS MAY NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND THE MARKET PRICE OF OUR STOCK.

        We will incur costs from the integration of purchased company operations, products and personnel. These costs may be significant and may include expenses and other liabilities for:

  •
  employee redeployment, relocation or severance;

  •
  conversion of information systems;

  •
  combining teams and processes in various functional areas;

  •
  reorganization or closures of facilities; and

  •
  relocation or disposition of excess equipment.

        The integration costs that we incur may negatively impact our financial condition and the market price of our stock.

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES, AN ACCUMULATED DEFICIT AND MAY CONTINUE TO EXPERIENCE LOSSES.

        For the year ended December 31, 2001, we incurred a net loss of approximately $7.2 million and had an accumulated deficit of approximately $63.6 million. We expect to continue to incur net losses for the foreseeable future. These losses may be substantial, and we may never become profitable.

        Because we have a limited operating history, it may be difficult to evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage companies in the rapidly-changing Internet market. These risks include our ability to:

  •
  maintain and increase our inventory of advertising space on Web sites;

  •
  maintain and increase the number of advertisers that use our products and services and offer banner advertisements that generate significant response rates;

  •
  continue to expand the number of products and services we offer and the capacity of our systems;

  •
  continue to increase the acceptance of the CPC pricing model; and

  •
  adapt to changes in Web advertisers' promotional needs and policies, and the technologies used to generate Web advertisements.

        If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

IF BANNER ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUES COULD DECLINE.

        Our Media segment currently accounts for over 59% of our revenues by delivering banner advertisements that generate click-throughs to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install "filter" software programs which allow them to prevent banner advertisements from appearing on their screens; banner advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt banner advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising, including permission-based e-mail. If the number of direct marketing companies who purchase banner clicks from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenues could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUES COULD DECLINE.

        Traditionally, substantially all of our revenues have been derived from our Media segment. Although we intend to grow our Technology segment, we expect that our Media segment will continue to generate a majority of our revenues in the future. For 2001, our Media segment accounted for 92.4% of our revenues. In addition, substantially all of our Media products and services are based on a cost-per-click, or CPC, cost-per-action, or CPA, or cost-per-lead, or CPL, pricing model. These business models are relatively new and much less common than the cost-per-thousand impressions, or CPM, pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers' ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users' activities after they have reached advertisers' Web sites. We will not be able to assure you that our strategy will succeed.

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

        Our success depends in part on our ability to effectively manage our existing advertising space. The Web sites that list their unsold advertising space with us are not bound by long-term contracts that ensure them a consistent supply of advertising space, which we refer to as inventory. In addition, Web sites can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenues. We expect that our customers' requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers' changing requirements, our revenues could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web sites that offer attractive demographics, innovative and quality content and growing Web user traffic. Our ability to attract new Web sites to our network and to retain Web sites currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing Internet advertising networks that purchase advertising inventory from small- to medium-sized Web sites continues to increase. We will not be able to assure you that the size of our inventory will increase or even remain constant in the future.

WE MAY FACE INTELLECTUAL PROPERTY DISPUTES THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

        We may be subject to disputes and legal actions alleging intellectual property infringement, unfair competition or similar claims against us. One of our principal competitors, DoubleClick, was awarded a patent on certain aspects of ad-delivery technology, including the ability to target the delivery of ads over a network such as the Internet and the ability to compile statistics on individual Web users and the use of those statistics to target ads. DoubleClick has previously brought lawsuits against other companies in our industry on the basis of this patent. We have, however, entered into an agreement with DoubleClick whereby DoubleClick has agreed to not sue or threaten to sue us, or any of our customers, affiliates or licensees, in connection with its patent, so long as DoubleClick or any of its subsidiaries hold at least five percent of our capital stock on a fully diluted basis. DoubleClick has agreed that if it no longer owns at least five percent of our capital stock, it will in good faith negotiate with us for a license to use its technology under commercially reasonable terms. However, there can be no assurance that we will be able to secure such a license.

        Other companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. In 2000, 24/7 Real Media was awarded a patent relating to our technology for delivering content and advertising information over the Internet. We are currently involved in a patent infringement lawsuit with 24/7 Real Media related to our ad-serving technology. Our failure to prevail in any litigation with any party asserting intellectual property infringement, including our current lawsuit with 24/7 Real Media, could result in substantial monetary damages, including: damages for past infringement, which could be tripled if a court determines that the infringement was willful; an injunction requiring us to stop offering our services in their current form; the need to redesign our systems; or the need to pay significant license fees in order to use technology belonging to third parties. For additional information regarding our lawsuit with 24/7 Real Media, see "Risk Factors - If we are unsuccessful in defending against 24/7 Real Media's lawsuit for patent infringement, we may be required to pay significant monetary damages to 24/7 Real Media and may be enjoined from utilizing our ad-serving technology in our business" and "Legal Proceedings."

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF BANNERS AND TO PREVENT FRAUD ON OUR NETWORK IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

        Web sites typically place small files of information, commonly known as cookies, on an Internet user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through an Internet user's browser software. We currently use cookies to track an Internet user's movement through the advertiser's Web site and to monitor and prevent potentially fraudulent activity on our network. We do not share, collect or sell any other information concerning Internet users. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time-consuming, could require us to change our business practices and could divert management's attention.

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

        The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing client demands. The introduction of new services embodying new technologies and the emergence of new industry standards and practices could render our existing services obsolete and unmarketable or require unanticipated investments in research and development. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

        The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as CPC, CPL or CPA. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com and Datacomm. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as CyberAgents, DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including DoubleClick, Engage and 24/7 Media. Unlike us, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have. DoubleClick is a principal stockholder of ValueClick.

        Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenues. In addition, as we expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, result of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenues could decline.

OUR REVENUE GROWTH COULD BE NEGATIVELY IMPACTED IF INTERNET USAGE AND THE DEVELOPMENT OF INTERNET INFRASTRUCTURE DO NOT CONTINUE TO GROW.

        Our business and financial results will depend on continued growth in the use of the Internet. Internet usage may be inhibited for a number of reasons, such as: inadequate network infrastructure; security concerns; inconsistent quality of service; and unavailability of cost-effective, high-speed service. If Internet usage grows, our infrastructure may not be able to support the demands placed on it and our performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as the recent electronic attacks designed to interrupt service on many Web sites. The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support our growth, our revenues could be materially and adversely affected.

OUR LONG-TERM SUCCESS MAY BE MATERIALLY ADVERSELY AFFECTED IF THE MARKET FOR E-COMMERCE DOES NOT GROW OR GROWS SLOWER THAN EXPECTED.

        Because many of our customers' advertisements encourage online purchasing, our long-term success may depend in part on the growth and market acceptance of e-commerce. The growth and acceptance of e-commerce has developed more slowly than expected and our business will be adversely affected if the market for e-commerce does not grow or grows slower than now expected. A number of factors outside of our control could hinder the future growth of e-commerce, including the following:

  •
  the network infrastructure necessary for substantial growth in Internet usage may not develop adequately or our performance and reliability may decline;

  •
  insufficient availability of telecommunication services or changes in telecommunication services could result in inconsistent quality of service or slower response times on the Internet;

  •
  negative publicity and consumer concern surrounding the security of e-commerce could impede our acceptance and growth; and

  •
  financial instability of e-commerce customers.

        In particular, any well-publicized compromise of security involving Web-based transactions could deter people from purchasing items on the Internet, clicking on advertisements, or using the Internet generally, any of which could cause us to lose customers and advertising inventory and could materially, adversely affect our revenues.

IF WE ARE UNSUCCESSFUL IN DEFENDING AGAINST 24/7 REAL MEDIA'S LAWSUIT FOR PATENT INFRINGEMENT, WE MAY BE REQUIRED TO PAY SIGNIFICANT MONETARY DAMAGES TO 24/7 REAL MEDIA AND MAY BE ENJOINED FROM UTILIZING OUR AD-SERVING TECHNOLOGY IN OUR BUSINESS.

        In February 2002, 24/7 Real Media, Inc. filed a lawsuit against us and Mediaplex, Inc., our wholly-owned subsidiary, in the District Court for the Southern District of New York seeking unspecified damages and injunctive relief arising from our alleged infringement of 24/7 Real Media's '368 patent. We filed a Declaratory Judgment action in the District Court for the Northern District of California in February 2002 seeking to remove the case to California.

        This lawsuit is in the early stages. We intend to defend ourselves vigorously in this lawsuit. Although we believe 24/7 Real Media's patent infringement allegations are without merit, the outcome of this lawsuit, at this time however, is uncertain. Our expenses and other resources expended on this lawsuit have not been material to date. However, as this lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, our defense of this lawsuit is expected to divert the efforts and attention of our management and technical personnel. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. If 24/7 Real Media's patent is found to be valid and enforceable and our ad-serving technology is found to infringe, we may be enjoined from utilizing this technology in our business, we may be liable for significant monetary damages and/or we may be required to obtain a license from 24/7 Real Media to use its patented technology, any of which could disrupt our ability to offer our products and services. An injunction preventing us from using our ad-serving technology would have a material adverse effect on our business, operating results, cash flow and financial condition. If we are required to obtain a license to

24/7 Real Media's patent, such license may not be available from 24/7 Real Media on commercially reasonable terms, if at all. For additional details regarding this lawsuit, see "Legal Proceedings."

WE WILL DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

        The successful integration of the companies we have acquired will depend in part on the retention of personnel critical to our combined business and operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, technical, sales and customer support personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs and otherwise diminishing anticipated benefits of these acquisitions.

        Our future success is substantially dependent on the continued service of our key senior management. Our employment agreements with our key personnel are short-term and on an at-will basis. We will not have key-person insurance on any of our employees. The loss of the services of any member of our management team, or of any other key employees, could divert management's time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

DOUBLECLICK WILL REMAIN OUR LARGEST STOCKHOLDER, AND DOUBLECLICK MAY HAVE INTERESTS THAT ARE DIFFERENT FROM, OR IN ADDITION TO, YOURS.

        DoubleClick, which is one of our competitors, currently owns approximately 15% of our outstanding common stock. DoubleClick also has the right to maintain its percentage ownership if we issue new securities, other than in a public offering, in connection with an acquisition of, or merger with, another company or under other specified exceptions until February 28, 2003. DoubleClick may have interests that are different from, or in addition to, your interests. Because we have generally agreed to use DoubleClick rather than other providers of services similar to those that DoubleClick makes available, and because we may have additional commercial relationships with DoubleClick in the future, conflicts of interest could arise with respect to the nature, quality and pricing of services that DoubleClick provides to us. DoubleClick currently has the right to designate one member of our board of directors. In addition, the holders of approximately 12.2% of our currently outstanding common stock have agreed to vote their shares in favor of a specified number of DoubleClick's nominees to our board of directors, depending on DoubleClick's percentage ownership of our common stock. Because DoubleClick provides Internet advertising services that compete with us, conflicts of interest could arise for DoubleClick's representative on our board of directors. We have not implemented specific policies with respect to these potential conflicts of interest, which could be resolved in a manner adverse to us.

DOUBLECLICK HAS RIGHTS THAT MAY AFFECT OUR FUTURE SALE OR TAKEOVER OR DISCOURAGE THIRD-PARTY OFFERS FOR US.

        As long as DoubleClick continues to own 10% or more of our common stock on a fully diluted basis, we must obtain DoubleClick's consent before we take specified actions such as implementing any anti-takeover provision. DoubleClick has agreed to standstill provisions under which it would not acquire more than 45% ownership of our Common Stock on a fully-diluted basis for a period of three years from February 2000, but after that time it may acquire additional shares of our common stock. These standstill provisions would terminate upon the announcement or commencement of a tender or exchange offer to acquire shares of our common stock which would result in the offeror owning 50% or more of our common stock. As long as DoubleClick owns 10% or more of our common stock on a fully-diluted basis, DoubleClick will have the right to receive prior notice of, and will have the opportunity to respond to, a proposed sale of our company or an unsolicited offer to buy us. These rights may discourage third-party offers for us.

DELAWARE LAW CONTAINS ANTI-TAKEOVER PROVISIONS THAT COULD DETER TAKEOVER ATTEMPTS THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

        Provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the company without the board of director's consent for at least three years from the date they first hold 15% or more of the voting stock. DoubleClick is not subject to this provision of Delaware law with respect to its investment in ValueClick.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

        Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users' responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems will be vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. We lease server space in Los Angeles and Santa Clara, California; Boca Raton, Florida; Louisville, Kentucky; McLean, Virginia and Tokyo, Japan. Therefore, any of the above factors affecting the Los Angeles, Santa Clara, Boca Raton, Louisville, McLean, or Tokyo areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our backup system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS THAT COULD REDUCE OUR REVENUES.

        Our future success depends in part on the efficient performance of our software and technology, as well as the efficient performance of the systems of third parties. As the numbers of Web pages and Internet users increase, our services and infrastructure may not be able to grow to meet the demand. A sudden and unexpected increase in the volume of advertising delivered through our servers or in click rates could strain the capacity of the software or hardware that we have deployed. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views delivered and the level of user responses received, which would harm our revenues. To the extent that we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition could be harmed substantially. We will also depend on the Internet service providers, or ISPs, that provide consumers with access to the Web sites on which our customers' advertisements appear. Internet users have occasionally experienced difficulties connecting to the Web due to failures of their ISPs' systems. Any disruption in Internet access provided by ISPs or failures by ISPs to handle the higher volumes of traffic expected in the future could materially and adversely affect our revenues.

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

        Our revenues and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and investors in some future periods. If this happens, the market price of our common stock may fall. The factors that may affect our quarterly operating results include:

  •
  fluctuations in demand for our advertising solutions;

  •
  fluctuations in click rates;

  •
  fluctuations in the amount of available advertising space, or views, on Web sites in our network;

  •
  the timing and amount of sales and marketing expenses incurred to attract new advertisers;

  •
  fluctuations in sales of different types of advertising, for example, the amount of advertising sold at higher rates rather than lower rates;

  •
  seasonal patterns in Internet advertisers' spending;

  •
  changes in our pricing policies, the pricing policies of our competitors or the pricing policies for advertising on the Internet generally;

  •
  timing differences at the end of each quarter between our payments to Web publishers for a given set of clicks and our collection of advertising revenue for those clicks; and

  •
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

WE MAY BE UNABLE TO REDUCE SPENDING IF OUR REVENUES ARE LOWER THAN EXPECTED BECAUSE OUR SHORT-TERM EXPENSES ARE FIXED AND FUTURE REVENUES AND OPERATING RESULTS ARE DIFFICULT TO FORECAST.

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

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUES AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

        We initiated operations, through joint ventures and wholly-owned subsidiaries or divisions, in Japan in 1998, in the United Kingdom in 1999, and Brazil, Canada, France and Germany in 2000. Subsequently, we discontinued operations in Brazil and Canada in 2001. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign exchange risks.

        Our international expansion will subject us to additional foreign currency exchange risks and will require management's attention and resources. We expect to pursue expansion through a number of international alliances and to rely extensively on these business partners initially to conduct operations, establish local networks, register Web sites as affiliates and coordinate sales and marketing efforts. Our success in these markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to the relationships. We cannot assure you that we will be successful in our efforts overseas. International operations are subject to other inherent risks, including:

  •
  the impact of recessions in economies outside the United States;

  •
  changes in and differences between regulatory requirements, domestic and foreign;

  •
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

WE MAY BE LIABLE FOR CONTENT DISPLAYED ON THE WEB SITES OF OUR PUBLISHERS WHICH COULD INCREASE OUR EXPENSES.

        We may be liable to third parties for content in the advertising it delivers if the artwork, text or other content involved violates copyright, trademark, or other intellectual property rights of third parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, result in costly litigation or divert management's attention.

REVENUES GENERATED BY OUR TECHNOLOGY PRODUCTS AND SERVICES DEPEND UPON A FEW KEY CLIENTS, AND IF WE LOSE A MAJOR CLIENT FOR THESE PRODUCTS OR SERVICES, OUR REVENUES MAY BE SIGNIFICANTLY REDUCED.

        For 2001, revenues from our Technology segment accounted for 7.7% of our revenues. With our recent acquisition of companies offering complimentary technology products and services, including our October 2001 acquisition of Mediaplex, Inc., we expect that our Technology segment will account for a greater percentage of our revenues in the future. Revenues generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be harmed by the loss of any of these clients. In 2001, no individual customer accounted for more than 10% of our revenues. McCann Erickson Worldwide and General Motors accounted for 43% and 13% of revenues generated by our technology products and services, respectively. We expect that some of these entities may continue to account for a significant percentage of our revenues generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or we may not be able to successfully attract additional advertisers. If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR TECHNOLOGY BUSINESS AND MARKETING ALLIANCES AND PARTNERSHIPS, OUR ABILITY TO GROW COULD BE

LIMITED, WE MAY NOT ACHIEVE DESIRED REVENUES AND OUR STOCK PRICE MAY DECLINE.

        In order to grow our technology business, we must generate, retain and strengthen successful business and marketing alliances with advertising agencies.

        We depend, and expect to continue to depend, on our business and marketing alliances, which are companies with which we have written or oral agreements to work together to provide services to our clients, to refer business from their clients and customers to us. If companies with which we have business and marketing alliances do not refer their clients and customers to us to perform their online campaign and message management, our revenues and results of operations would be severely harmed.

        Our AdWare company has two primary business partnerships that have an impact on our ability to deliver needed functionality to our customers. The first is with Strata, the company whose radio pre-buy product is integrated with AdWare SPOT. Radio pre-buy is an integral part of broadcast media buying functionality. A loss of that partnership would necessitate the development of an entirely new product that would require resources and time. The second is with IBM; loss of this partnership might damage our reputation and negatively impact our ability to drive revenues in the digital asset management arena.

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING BOTH OUR MOJO AND ADWARE TECHNOLOGIES, FOR OUR FUTURE REVENUES, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUES, OUR BUSINESS MAY FAIL.

        Our future revenues are likely to be dependent on the acceptance by clients of the use of technologies, which we believe to be the cornerstone of the technology business. If these technologies do not perform as anticipated or otherwise do not attract clients to use our services, our operations will suffer. In addition, we have incurred and will continue to incur significant expense developing our technologies. If our revenues generated from the use of our technologies do not cover these development costs, our financial condition would suffer.

IF OUR TECHNOLOGIES SUFFER FROM DESIGN DEFECTS, WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO ADDRESS RESULTING PRODUCT LIABILITY CLAIMS.

        Our business will be harmed if our technologies suffer from design or performance defects and, as a result, we could become subject to significant product liability claims. Technology as complex as our technology may contain design and/or performance defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our clients currently do not contain provisions to limit our exposure to liabilities resulting from product liability claims. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future. A product liability claim brought against us, which is not adequately covered by our insurance, could materially harm our business.

TECHNOLOGY SALES AND IMPLEMENTATION CYCLES ARE LENGTHY, WHICH COULD DIVERT OUR FINANCIAL AND OTHER RESOURCES, AND IS SUBJECT TO DELAYS, WHICH COULD RESULT IN DELAYED REVENUES.

        If the sales and implementation cycle of our technology products and services are delayed, our revenues will likewise be delayed. Our sales and implementation cycles are lengthy, causing us to recognize revenues long after our initial contact with a client. During our sales effort, we spend significant time educating prospective clients on the use and benefit of our message management services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months for our larger clients. The sales cycle for our message management services and media management applications is likely to be longer than the sales cycle for competitors because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients' budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our media management applications and the complexity of clients' advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of the agreement.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM UNAUTHORIZED USE, WHICH COULD DIMINISH THE VALUE OF OUR SERVICES, WEAKEN OUR COMPETITIVE POSITION AND REDUCE OUR REVENUES.

        Our success depends in large part on our proprietary technology, including our eTrax™ tracking management software and MOJO platform. In addition, we believe that our trademarks are key to identifying and differentiating our services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our competitive position may suffer.

        We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Third-party software providers could copy or otherwise obtain and use our technology without authorization or develop similar technology independently which may infringe upon our proprietary rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property protection may also be unavailable or limited in some foreign countries.

        We generally enter into confidentiality or license agreements with our employees, consultants, vendor clients and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our services or technologies. Our precautions may not prevent misappropriation of our services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

        The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated investments in research and development. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers' changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our system does not support some types of advertising formats, such as certain video and audio formats, and many of the Web sites in our network have not implemented systems to allow rich media advertisements. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to developments such as these, we could lose customers or advertising inventory. We purchase most of the software used in our business from third parties. We intend to continue to acquire technology necessary for us to conduct our business from third parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers or advertising inventory.

CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

        Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted, and may address issues such as user privacy, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium.

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

        Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Florida and Japan, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

WE COULD BE HELD LIABLE FOR OUR OR OUR CLIENTS' FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS GOVERNING CONSUMER PRIVACY.

        Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. Any failure by us to comply with applicable foreign, federal and state laws and regulatory requirements of regulatory authorities may result in, among other things, indemnification liability to our clients and the advertising agencies it works with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet service providers. In October 1998, the European Union adopted a directive addressing data privacy that may result in limitations on our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

        In addition to government activity, privacy advocacy groups and the high-technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us adversely. Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our clients and us. Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these regulations may have on our business. However, if the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

        Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that their clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technology in a manner that is not in compliance with these laws or their own stated privacy standards.

ITEM 2. PROPERTIES

        Our principal executive offices are located in Westlake Village, California, where we lease a property with approximately 23,000 square feet of space. Our lease expires on December 12, 2002. Our current monthly rent due under this lease is $43,700. We also lease approximately 21,650 square feet of office space in San Francisco, California, 36,900 square feet of office space for our AdWare Systems enterprise solutions organization in Louisville, Kentucky, 10,080 square feet of office space in Fremont, California, and 13,200 square feet of office space in San Jose, California. We also lease small office space and facilities in Carpinteria and San Jose, California, West Palm Beach, Florida, New York, New York, London, England, Paris, France, Munich, Germany, and Tokyo, Japan. In addition, we use third-party co-location facilities that house our web servers in Santa Clara, California, McLean, Virginia and Marina Del Rey, California. Although our existing office space is adequate for our current operations, with the pending expiration of our lease in Westlake Village and declining commercial real estate lease pricing, we are evaluating suitable replacement space that offers a more efficient floor plan at a cost savings over our current lease. For additional information regarding our obligations under leases, see note 12 to our consolidated financial statements included in this Report.

ITEM 3. LEGAL PROCEEDINGS

Mediaplex Class Action Litigation

        Mediaplex, Inc., ValueClick's wholly-owned subsidiary acquired on October 19, 2001, is involved in three putative class action lawsuits. In July and August 2001, these class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz vs. Mediaplex, Inc. et al., Atlas vs. Mediaplex, Inc. et al., and Mashayekh vs. Mediaplex, Inc. et al. In addition to Mediaplex and each of its underwriters for its November 1999 initial public offering, Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are former officers and directors of Mediaplex, are named as individual defendants. Mr. Raifman is a current member of the ValueClick board of directors. The cases are pending before the United States District Court for the Southern District of New York.

        The complaint alleges that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a prospectus that contained "materially false and misleading information and failed to disclose material information." It alleges that the prospectus was false and misleading because it failed to disclose the underwriter defendants' purported agreement with investors to provide them with unspecified amounts of Mediaplex shares in the initial public offering in exchange for undisclosed commissions; and the purported agreement between the underwriter defendants and certain of their customers whereby the underwriter defendants would allocate shares in Mediaplex's initial public offering to those customers in exchange for the customers' agreement to purchase Mediaplex shares in the after-market at pre-determined prices.

        Five additional putative class action lawsuits were recently commenced on behalf of all persons who acquired Mediaplex, Inc. securities against the underwriter defendants only. These cases are also pending before the United States District Court for the Southern District of New York. Information on these cases is incomplete. Based on the information available, neither Mediaplex, Inc. nor its former directors or officers have been named as defendants in these cases. At a later date, Mediaplex, Inc. and its former officers and directors may be added as defendants.

24/7 Real Media Patent Infringement Litigation

        In October of 2001, ValueClick received a demand letter from 24/7 Real Media, Inc. ("24/7") alleging that the ad-serving technology of both ValueClick and Mediaplex infringes upon 24/7's '368 ad-serving patent and including a demand that the companies purchase a license for the patent. ValueClick responded with a detailed letter denying liability. In February 2002, 24/7 Real Media filed a patent infringement suit against ValueClick and Mediaplex in the Southern District of New York. The complaint seeks injunctive relief and unspecified damages relating to alleged patent infringement of 24/7's '368 patent. ValueClick believes that neither it's nor Mediaplex's technology violates 24/7 Real Media's patent. In February of 2002, after receiving notice of 24/7 Real Media's lawsuit, ValueClick filed a Declaratory Judgment action in the United States District Court for the Northern District of California. The parties are currently litigating the issue of venue. ValueClick believes that the patent infringement allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded any accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

ClickAgents Litigation

        On February 22, 2001, a complaint was filed in Los Angeles Superior Court (Case No. BC245538) against ValueClick, its subsidiary ClickAgents, and the two founders of ClickAgents, both of whom remain employees of ClickAgents. The plaintiff, Adam Powell, alleged that the founders of ClickAgents entered into a joint venture agreement and other related agreements with him in early 1999, and that the founders and ClickAgents breached those agreements in July 1999 when the plaintiff's relationship with ClickAgents was terminated. The plaintiff also asserted various other causes of action, including fraud, breach of fiduciary duty, and conversion, arising from the same set of allegations. The plaintiff claimed he was entitled to a percentage of ClickAgents' profits and a percentage of the merger consideration from ValueClick, which the plaintiff estimated in his complaint to exceed $11 million, and to other equitable relief, including appointment of a receiver. On May 4, 2001, the plaintiff filed a First Amended Complaint, removing some of his causes of actions and adding Chase Mellon Shareholder Services, LLC, ValueClick's transfer agent and registrar, as a new defendant.

        On May 25, 2001, ValueClick and ClickAgents jointly filed a demurrer and motion to strike with the court. On June 15, 2001, the court granted in part ValueClick's and ClickAgents' demurrer and dismissed all claims against ValueClick and ClickAgents and ordered the plaintiff to file an amended complaint against the remaining individual defendants in the case. On July 18, 2001, the plaintiff filed a petition for a writ of mandate requesting that the Court of Appeals vacate the court's order to dismiss ValueClick and ClickAgents. The Court of Appeals summarily denied that petition on August 7, 2001. The litigation, including the appeal, was settled on January 22, 2002. Pursuant to the terms of the settlement, the plaintiff received 363,409 shares of ValueClick common stock held in an escrow account established in connection with the acquisition of ClickAgents that would have otherwise been distributed to the stockholders of ClickAgents. Immediately upon delivery of these shares, ValueClick purchased the shares from the plaintiff pursuant to a redemption agreement for approximately $1.1 million. The Superior Court complaint and the Court of Appeals proceeding have been dismissed with prejudice, and the litigation is thus concluded.

        Other than the 24/7 Real Media, ClickAgents and Mediaplex matters discussed above, we are not a party to any other material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition. From time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 19, 2001 we held a special meeting of our stockholder to approve our merger with Mediaplex, Inc. Our stockholders voted in favor of the approval of the merger agreement and the transactions contemplated by the merger agreement as follows:

	Number of Votes
	For	Against	Abstain
Approval of the Agreement and Plan of Merger, dated July 1, 2001, by and among ValueClick, Inc., Mars Acquisition Corp. and Mediaplex, Inc.	21,748,884	50,365	15,321

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock has traded on The NASDAQ National Market under the symbol "VCLK" since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market. On December 31, 2001, the last sale price of our common stock reported by the Nasdaq National Market was $2.86 per share. On March 13, 2001, the last sale price of our common stock reported by the Nasdaq National Market was $2.81 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2001
Fourth Quarter	$2.93	$1.87
Third Quarter	3.03	1.95
Second Quarter	3.74	2.58
First Quarter	5.88	3.03

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2000
Fourth Quarter	$6.50	$3.69
Third Quarter	12.38	6.44
Second Quarter	18.00	9.13
First Quarter (March 30, 2000 through March 31, 2000)	24.00	20.94

Holders

        As of December 31, 2001, there were 329 stockholders of record who held shares of our common stock.

Dividend Policy

        We have not declared or paid any cash dividends on our capital stock since our inception and we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        The following is a summary of transactions by ValueClick during our 2001 fiscal year involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

        On January 31, 2001, we acquired Z Media, Inc. in a stock for stock transaction. As consideration for this transaction, we issued 2,727,678 shares of our common stock to the stockholders of Z Media and reserved 419,366 additional shares of our common stock for issuance upon exercise of outstanding employee stock options of Z Media. The issuance of these shares was exempt from registration pursuant to section 3(a)(10) of the Securities Act and was qualified for issuance under California law after a fairness hearing held by the California Commissioner of Corporations.

Use of Proceeds from the IPO

        On March 30, 2000, we completed an initial public offering ("IPO") of 4,000,000 shares of our Common Stock at $19.00 per share. The offering closed on April 5, 2000. The proceeds to us from the IPO, after deducting underwriting discounts and commissions, were $70.7 million. After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds from the offering of approximately $69.1 million. We have applied the net proceeds of the IPO toward general corporate purposes, including working capital and for the purchase of short-term and long-term, interest-bearing, investment grade securities.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years ended December 31, 2001, 2000 and 1999 and with respect to our consolidated balance sheet as of December 31, 2001 and 2000 have been derived from the audited financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the period from May 1, 1998 (Inception) through December 31, 1998 and the consolidated balance sheet data as of December 31, 1999 and 1998 have been derived from our audited consolidated financial statements not included herein. The information contained herein reflects our merger with Z Media in January 2001, which was accounted for as a pooling-of-interests and, accordingly, all prior periods have been restated to combine the results of ValueClick and Z Media. The selected consolidated financial data set forth below is qualified in our entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

				Period from May 1, 1998 (inception) Through December 31, 1998
	For the Years ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$44,873	$64,332	$25,971	$2,059
Cost of revenues	20,370	31,930	12,465	1,107

Gross profit	24,503	32,402	13,506	952
Operating expenses:
Sales and marketing(1)	11,976	11,436	2,989	523
General and administrative(1)	13,301	12,896	4,706	410
Product development(1)	5,313	4,846	1,100	155
Stock-based compensation	2,699	5,058	3,506	61
Amortization of intangible assets and acquired software	1,875	1,069	401	33
Merger-related costs	1,787	353	—	—
Restructuring charge	515	—	—	—

Total operating expenses	37,466	35,658	12,702	1,182

Income (loss) from operations	(12,963)	(3,256)	804	(230)
Equity in loss of investee	—	—	(64)	(9)
Interest income, net	5,051	4,120	45	7
Gain (loss) on sale of marketable securities	701	(9,006)	—	—
Impairment write-down of marketable securities	—	(60,233)	—	—
Gain from consolidated subsidiary stock issuance	—	13,656	—	—
Gain on the sale of consolidated subsidiary stock	—	2,344	—	—
Other loss	(5)	—	—	—

Income (loss) before income taxes and minority interests	(7,216)	(52,375)	785	(232)
Provision for income taxes	34	2,539	1,853	—

Net loss before minority interest	(7,250)	(54,914)	(1,068)	(232)
Minority share of (income) loss in consolidated subsidiary	32	(419)	(6)	—

Net loss	$(7,218)	$(55,333)	$(1,074)	$(232)

Net loss per common share:
Basic and diluted	$(0.20)	$(1.72)	$(0.06)	$(0.02)

Shares used to calculate basic and diluted net loss per common share	37,058	32,151	17,683	12,640

(1)
Excludes stock-based compensation for the following periods (In thousands):

CONSOLIDATED STATEMENT OF OPERATIONS DATA (Continued)

				Period from May 1, 1998 (inception) Through December 31, 1998
	Year ended
	2001	2000	1999
Sales and marketing	$864	$1,610	$1,122	$—
General and administrative	1,376	2,718	1,893	61
Product development	459	730	491	—

	$2,699	$5,058	$3,506	$61

	December 31,
	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$163,355	$127,450	$3,681	$262
Working capital	161,928	129,036	6,828	454
Total assets	190,626	154,050	18,737	1,323
Total stockholders' equity	165,507	127,493	11,593	755

Quarterly Results (Unaudited)

        The following table sets forth some of our selected financial information for our eight most recent fiscal quarters in dollar terms. In the opinion of our management, this unaudited financial information has been prepared on the same basis as the audited financial information, and includes all adjustments, consisting only of normal recurring adjustments, necessary to present this information fairly when read in conjunction with our financial statements and the related notes contained elsewhere herein. These operating results are not necessarily indicative of results of any future period.

	Three-Month Period Ended
	Mar. 31, 2000	Jun. 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Revenues	$15,214	$16,501	$15,687	$16,930	$12,716	$9,660	$10,289	$12,208
Cost of revenues	7,649	8,707	7,369	8,205	6,123	4,753	4,607	4,887

Gross profit	7,565	7,794	8,318	8,725	6,593	4,907	5,682	7,321
Operating expenses:
Sales and marketing(1)	1,986	2,780	2,915	3,755	2,965	2,789	2,680	3,542
General and administrative(1)	2,147	3,030	3,930	3,789	3,710	2,968	3,320	3,303
Product development(1)	827	1,047	1,416	1,556	1,041	853	807	2,612
Stock-based compensation	1,297	1,397	1,223	1,141	960	655	542	542
Amortization of intangible assets	223	225	225	396	462	440	453	520
Merger-related costs	—	—	—	353	713	267	141	666
Restructuring charge	—	—	—	—	—	—	—	515

Total operating expenses	6,480	8,479	9,709	10,990	9,851	7,972	7,943	11,700

Income (loss) from operations	1,085	(685)	(1,391)	(2,265)	(3,258)	(3,065)	(2,261)	(4,379)
Equity in loss of investee	—	—	—	—	—	—	—	—
Interest income, net	61	1,199	1,401	1,459	1,390	1,174	1,162	1,325
Gain (loss) on sale of marketable securities	—	(9,006)	—	—	—	701	—	—
Impairment write-down of marketable securities	—	—	—	(60,233)	—	—	—	—
Gain from consolidated subsidiary stock issuance	—	13,656	—	—	—	—	—	—
Gain on the sale of consolidated subsidiary stock	—	—	1,076	1,268	—	—	—	—
Foreign currency transaction gain (loss)	—	—	—	—	—	—	(387)	382

Income (loss) before income taxes and minority interests	1,146	5,164	1,086	(59,771)	(1,868)	(1,190)	(1,486)	(2,672)
Provision for (benefit from) income taxes	1,044	2,779	1,007	(2,291)	100	(120)	175	(121)

Income (loss) before minority interest	102	2,385	79	(57,480)	(1,968)	(1,070)	(1,661)	(2,551)
Minority share of (income) loss in consolidated subsidiary	(132)	(22)	(129)	(136)	(144)	106	264	(194)

Net income (loss)	$(30)	$2,363	$(50)	$(57,616)	$(2,112)	$(964)	$(1,397)	$(2,745)

Basic and diluted net income (loss) per share	$(0.00)	$0.07	$0.00	$(1.60)	$(0.06)	$(0.03)	$(0.04)	$(0.06)

(1)
Excludes stock-based compensation from the individual statements of operations line items as follows:

	Three-Month Period Ended
	Mar. 31, 2000	Jun. 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Sales and marketing	$415	$447	$387	$361	$303	$206	$171	$184
General and administrative	700	754	667	597	498	333	279	266
Product development	182	196	169	183	159	116	92	92

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such consolidated financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Business—Risk Factors" and elsewhere in this Report.

Overview

        We provide digital marketing solutions and advertising technology tools. We offer a broad range of media and technology products and services to our customers to allow them to address all aspects of the digital marketing process, from pre-campaign to execution, including measurement and campaign refinements. Combining media and technological expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through other media.

        We derive our revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

        VALUECLICK MEDIA—Our Media segment provides digital marketing solutions for advertisers and Web publishers. Through a combination of digital advertising, digital marketing and digital retention marketing, our Media segment provides marketers with custom media solutions to both build brand value and attract targeted, high-quality customers. To accomplish this, we employ rigorous network quality control, advanced targeting capabilities and an integrated product line. For Web site publishers of all sizes, we offer the ability to create reliable new revenue opportunities from their advertising inventory. We offer marketers and advertisers a wide spectrum of custom media solutions. Specifically, we provide online advertisers and publishers of Web sites advertising models known as cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-lead ("CPL"), in which an advertiser only pays us, and we in turn only pay a publisher of a Web site, when an Internet user clicks on an advertiser's banner advertisement or performs a specific action, such as a software download, an online registration or other transactions. Additionally, we provide advertisers an effective branding model known as cost-per-thousand-impressions ("CPM") whereby the advertiser pays for the number of times an advertisement is viewed.

        Our advertising network currently consists of over 26,000 affiliates worldwide and reaches approximately 38.5% of Internet users each month. To join our network, member Web sites must satisfy our strict quality standards for content and traffic. In 2001, our advertising network served in excess of 58 billion Web advertisements and delivered over 211 million visitors and greater than 36 million leads to our advertisers.

        VALUECLICK TECHNOLOGY—Our Technology segment, through our wholly-owned subsidiaries Mediaplex, Inc. and AdWare Systems, Inc. acquired in October 2001, serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. We enable marketers to manage, target and distribute integrated messaging across all digital media. Our proprietary MOJO® technology platform is unique in our ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. AdWare Systems is an applications service provider (ASP) delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. Mediaplex's revenue is primarily derived from software access and use charges paid by our software clients. These fees vary based on the client's use of the technology. AdWare's revenue is generated primarily from monthly service fees paid by customers over the service periods.

        Revenues, operating income (loss) and total assets by segment are as follows (in thousands):

	Revenues			Income (Loss) From Operations			Total Assets
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Media	$41,446	$64,332	$25,971	$(12,445)	$(3,256)	$804	$136,375	$154,050	$18,737
Technology	3,427	—	—	(518)	—	—	54,251	—	—

Total	$44,873	$64,332	$25,971	$(12,963)	$(3,256)	$804	$190,626	$154,050	$18,737

        Capital expenditures and depreciation have not been significant for the technology segment.

        Our operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan and with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. Other international subsidiaries included ValueClick Brazil and ValueClick Canada, which were closed during 2001. The Company's geographic information is as follows:

	Year Ended December 31, 2001
			Long-lived Assets at December 31, 2001
	Revenues	Loss from Operations
United States	$29,513,000	$(11,233,000)	$13,389,000
Japan	10,199,000	(179,000)	1,101,000
Europe	5,094,000	(1,283,000)	111,000
Other International	67,000	(268,000)	24,000

Total	$44,873,000	$(12,963,000)	$14,625,000

	Year Ended December 31, 2000
			Long-lived Assets at December 31, 2000
	Revenues	Income (Loss) From Operations
United States	$50,194,000	$(3,005,000)	$9,989,000
Japan	11,679,000	1,523,000	471,000
Europe	2,443,000	(1,140,000)	154,000
Other International	16,000	(634,000)	48,000

Total	$64,332,000	$(3,256,000)	$10,662,000

	Year Ended December 31, 1999
			Long-lived Assets at December 31, 1999
	Revenues	Income (Loss) From Operations
United States	$23,878,000	$961,000	$4,921,000
Japan	2,093,000	15,000	200,000
Europe	—	(172,000)	17,000

Total	$25,971,000	$804,000	$5,138,000

Fiscal Years Ended December 31, 2001 and 2000

        Revenues.    Net revenues from our Media segment and our Technology segment accounted for $41.5 million and $3.4 million respectively, resulting in net revenues for the year ended December 31, 2001 of $44.9 million compared to $64.3 million for 2000, a decrease of $19.5 million or 30.2%. The revenue decline for 2001 was attributable primarily to the continued softness in the overall media market, due in part to the continued decline in advertising from electronic commerce and other Internet customers, the September 11, 2001 terrorist attacks in the United States and the aftermath therefrom and the general economic slowdown, partially offset by increased revenues from the Technology segment from the Mediaplex acquisition and the inclusion of Bach Systems' onResponse.com business for the entire 2001 period.

        The ValueClick worldwide network delivered approximately 40.3 million click-throughs, 17.4 million actions and 470,000 leads during the year ended December 31, 2001, compared to approximately 138.6 million click-throughs and 28.0 million leads during 2000. We also delivered more than 58 billion ad impressions from our ad delivery system during 2001. The decrease in CPC sales volume and decrease in the average price per click and average price per lead for the year ended December 31, 2001 compared to 2000 was partially offset by the inclusion of our CPA product for the entire 2001 period and the Technology segment during the fourth quarter of 2001.

        Cost of Revenues.    Cost of revenues consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenues also includes depreciation costs of the advertising delivery system and Internet access costs. Cost of revenues was $20.4 million for the year ended December 31, 2001 compared to $31.9 million for 2000, a decrease of $11.5 million or 36.2%. The decrease in cost of revenues was directly attributable to the decreased delivery of advertisements. Gross profit margin increased to 54.6% for the year ended December 31, 2001 from 50.4% in 2000. The increase in gross margin was primarily due to a decrease in the average cost per click and the change in product mix in 2001, including our higher profit margin Technology segment.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2001 were $12.0 million compared to $11.4 million in 2000, an increase of $540,000 or 4.7%. The slight increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel for our Technology segment.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and professional service fees. General and administrative expenses for the year ended December 31, 2001 were $13.3 million compared to $12.9 million for 2000, an increase of $405,000 or 3.1%. The slight increase in general and administrative expenses was due primarily to the addition of facilities costs and additional executive and administrative personnel in our Technology segment offset by management's efforts to scale general and administrative costs in line with the decreased media revenue production, as well as synergistic cost savings associated with the ClickAgents and Z Media mergers.

        Product Development.    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the year ended December 31, 2001 were $5.3 million compared to $4.8 million for 2000, an increase of $467,000 or 9.6%. The slight increase in product development expenses was due primarily to the addition of engineers and support personnel in our Technology segment, offset by the decrease in the number of technology support personnel in our Media segment from the same period in 2000. We believe the expenses in this area will increase in 2002 to support the Technology segment.

        Stock-Based Compensation.    Deferred stock compensation included in the accompanying consolidated balance sheets reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation expense for the year ended December 31, 2001 amounted to $2.7 million, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $5.1 million for the year ended December 31, 2000 relates to our amortization method that proportionally charges to expense the deferred stock-based compensation as options vest offset by additional deferred compensation recorded in 2001 related to stock options granted to Mediaplex employees.

        Amortization of Intangible Assets and Acquired Software.    Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in May 1998, goodwill created as a result of the acquisitions of Bach Systems in November 2000 and a majority interest in ValueClick Japan in August 1999 and software acquired from StraightUP!, Inc. in September 2000.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, will cease. The adoption date for SFAS No. 142 was January 1, 2002. We do not anticipate recording a goodwill impairment charge from the adoption of SFAS No. 142. However, annual amortization expense will decrease by approximately $1.6 million in 2002.

        Merger-Related Costs.    The merger-related costs incurred in 2001 represent non-recurring direct incremental costs associated with the mergers with ClickAgents and Z Media accounted for under the pooling-of-interests method.

        Restructuring charge.    In the fourth quarter of 2001, we recorded a restructuring charge of $515,000. The restructuring charge represents a provision for consolidating certain leased facilities in New York, New York. As of December 31, 2001, $52,000 of the charge was paid.

        Interest Income, Net.    Interest income, net principally consists of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $5.1 million for the year ended December 31, 2001 compared to $4.1 million for 2000. The increase is attributable to the increased balances of cash and cash equivalents and marketable debt securities resulting from the Mediaplex acquisition. The increase in interest income is net of the effects of decreasing average investment yields due to declines in interest rates in 2001. Interest income in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

        Loss on Sale of Marketable Securities/Impairment Write-Down of Marketable Securities.    On February 28, 2000, we consummated an investment by DoubleClick under which DoubleClick acquired 7,878,562 shares of our common stock in exchange for $10.0 million in cash and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share.

        We accounted for our holdings of DoubleClick common stock as an available for sale investment, whereby the investment was carried at market value with unrealized holding gains and losses from increases and decreases in market value being recorded as a separate component of stockholders' equity until realized or when losses were determined to be other than temporary.

        During May 2000, we sold 165,000 shares of our DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million. In December 2000, we made a judgmental determination that the decline in market value of our DoubleClick stock was other than temporary. Factors considered in arriving at this determination in December 2000 included: the market value of the DoubleClick common stock was significantly below the carrying value for a continuous period of six months or more; the prospects for a recovery in the market value of the DoubleClick common stock was not likely in the near term given the market conditions that developed in the Internet advertising market and the market performance of DoubleClick in the fourth quarter of 2000; and DoubleClick significantly adjusting downward its fourth quarter 2000 results and future financial projections in December 2000 as a result of market conditions. Accordingly, for the year ended December 31, 2000, we recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for as a separate component of stockholders' equity.

        In April 2001, we sold our remaining 567,860 shares of DoubleClick common stock for cash proceeds of $6.9 million. The sale of these shares resulted in a realized gain of $701,000.

        Gain on the ValueClick Japan Stock Issuance.    On May 31, 2000, ValueClick Japan, our majority-owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its common stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. The gain of $13.7 million recorded in our consolidated statements of operations for the year ended December 31, 2000 represents the change in net equity for our share of the proceeds received by ValueClick Japan for their stock issuance. No such ValueClick Japan stock issuances occurred in 2001.

        Gain on the Sale of ValueClick Japan Stock.    During 2000, we sold 177 shares of our ValueClick Japan holdings for aggregate proceeds of $2.6 million and a resulting realized gain of $2.3 million. We made no such sale in 2001.

        Provision for Income Taxes.    For the year ended December 31, 2001, our provision for federal, state and foreign income taxes amounted to $34,000, compared to $2.5 million for 2000. The provision for income taxes for both periods reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization. Additionally, income tax benefits from the impairment write-down of marketable securities and the net realized capital losses are not reflected in the 2000 provision as the realization of theses benefits is not deemed more likely than not.

        Minority Share of Income of ValueClick Japan.    Minority share of loss of ValueClick Japan was $32,000 for the year ended December 31, 2001. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net loss incurred by ValueClick Japan.

Fiscal Years Ended December 31, 2000 and 1999

        Revenues.    Net revenues for the year ended December 31, 2000 were $64.3 million compared to $26.0 million for 1999, an increase of $38.3 million or 147.7%. Revenue growth for 2000 was attributable primarily to growth in the worldwide ValueClick consolidated networks and our ability to serve a larger advertiser customer base. Additionally, the increase in revenue in 2000 over 1999 resulted from the inclusion of the operating results of Bach Systems for the two-month period ended December 31, 2000. The ValueClick worldwide network delivered 138.6 million click-throughs during the year ended December 31, 2000, compared to 47.6 million click-throughs during the year ended 1999. We also delivered more than 42.3 billion ad impressions during 2000.

        Cost of Revenues.    Cost of revenues was $31.9 million for the year ended December 31, 2000 compared to $12.5 million for 1999, an increase of $19.4 million or 156.2%. The increase in cost of revenues was directly attributable to the increased delivery of clicks and actions on advertisements. Gross profit margins decreased slightly to 50.4% for 2000 from 52.0% in 1999.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2000 were $11.4 million compared to $3.0 million in 1999, an increase of $8.4 million or 282.6%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel domestically and worldwide and to increased advertising, public relations and other sales and marketing activities.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and professional service fees. General and administrative expenses for the year ended December 31, 2000 were $12.9 million compared to $4.7 million for 1999, an increase of $8.2 million or 174.0%. The increase in general and administrative expenses was due primarily to expenses associated with hiring additional executive and administrative personnel, expanding our offices to accommodate our increased personnel, facilities costs associated with the opening of new sales and international offices, and professional service expenses that were not incurred in 1999.

        Product Development.    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the year ended December 31, 2000 were $4.8 million compared to $1.1 million for 1999, an increase of $3.7 million or 340.5%. The increase was due primarily to the hiring of additional engineers and support personnel needed to attain our strategic objectives.

        Stock-Based Compensation.    Deferred stock compensation included in the accompanying consolidated balance sheets reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation expense for the year ended December 31, 2000 amounted to $5.1 million, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The increase in stock-based compensation from $3.5 million for the year ended December 31, 1999 represents a full year of amortization in 2000 as well as additional deferred compensation recorded in 2000 related to stock options granted to ClickAgents' employees.

        Amortization of Intangible Assets and Acquired Software.    Amortization of intangibles and acquired software represents principally the amortization of acquired software purchased from a founding stockholder in May 1998, goodwill created as a result of the acquisitions of Bach Systems in November 2000 and a majority interest in ValueClick Japan in August 1999 and software acquired from StraightUP!, Inc. in September 2000.

        Merger-Related Costs.    The merger-related costs incurred in 2000 represent non-recurring direct incremental costs associated with the merger with ClickAgents accounted for under the pooling-of-interests method.

        Interest Income, Net.    Interest income, net principally consists of interest earned on our cash and cash equivalents and is net of interest paid on debt obligations. Interest income was $4.1 million for the year ended December 31, 2000 compared to $45,000 for 1999. The increase is attributable to the increased balances of cash and cash equivalents primarily resulting from the proceeds we received from our initial public stock offering, the DoubleClick investment transaction, the sale of a portion of our stock holdings in DoubleClick and the initial public stock offerings of our majority owned subsidiary, ValueClick Japan.

        Loss on Sale of Marketable Securities/Impairment Write-Down of Marketable Securities.    On February 28, 2000, we consummated an investment by DoubleClick under which DoubleClick acquired 7,878,562 shares of our common stock in exchange for $10.0 million in cash and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share.

        We accounted for our holdings of DoubleClick common stock as an available for sale investment, whereby the investment was carried at market value with unrealized holding gains and losses from increases and decreases in market value being recorded as a separate component of stockholders' equity until realized or when losses were determined to be other than temporary.

        During May 2000, we sold 165,000 shares of our DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million. In December 2000, we made a judgmental determination that the decline in market value of our DoubleClick stock was other than temporary. Factors considered in arriving at this determination in December 2000 included: the market value of the DoubleClick common stock was significantly below the carrying value for a continuous period of six months or more; the prospects for a recovery in the market value of the DoubleClick common stock was not likely in the near term given the market conditions that developed in the Internet advertising market and the market performance of DoubleClick in the fourth quarter of 2000; and DoubleClick significantly adjusting downward its fourth quarter 2000 results and future financial projections in December 2000 as a result of market conditions. Accordingly, for the year ended December 31, 2000, we recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for as a separate component of stockholders' equity.

        Gain on the ValueClick Japan Stock Issuance.    On May 31, 2000, ValueClick Japan, our majority-owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its common stock at $27,822 per share. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. The gain of $13.7 million recorded in our consolidated statements of operations for the year ended December 31, 2000 represents the change in net equity for our share of the proceeds received by ValueClick Japan for their stock issuance.

        Gain on the Sale of ValueClick Japan Stock.    During 2000, we sold 177 shares of our ValueClick Japan holdings for aggregate proceeds of $2.6 million and a resulting realized gain of $2.3 million. We maintained a majority interest in ValueClick Japan with 52.6% ownership subsequent to the sale of these shares.

        Provision for Income Taxes.    For the year ended December 31, 2000, our provision for federal, state and foreign income taxes amounted to $2.5 million, compared to $1.9 million for 1999. The provision for income taxes for both periods reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization. Additionally, income tax benefits from the impairment write-down of marketable securities and the net realized capital losses are not reflected as the realization of theses benefits is not deemed more likely than not.

        Minority Share of Income of ValueClick Japan.    Minority share of income of ValueClick Japan was $419,000 for the year ended December 31, 2000. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income achieved by ValueClick Japan.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through working capital generated from operations and equity financings. The net cash used in operating activities of $5.0 million for the year ended December 31, 2001 primarily resulted from the timing of payments on acquired liabilities and income taxes.

        The net cash used in investing activities for the year ended December 31, 2001 of $85.1 million was primarily the result of our investment of our cash and cash equivalents in investment grade corporate debt securities of $91.7 million offset by $6.9 million of cash received from the sale of our remaining holdings in DoubleClick common stock and cash acquired in the Mediaplex acquisition.

        Net cash used in financing activities primarily related to the purchase of treasury stock.

Credit Facility

        In October 1999, we entered into a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving line of credit. Interest on outstanding balances will accrue at an annual rate of one percentage point above the Bank's Prime Rate (4.75% at December 31, 2000). The credit facility has a revolving maturity date that is the anniversary date of the agreement and is collateralized by substantially all our assets. As of December 31, 2001, no amounts were outstanding under this line of credit. The credit facility matures on April 1, 2002 and based on our current financial condition, we do not intend to renew this credit facility.

        We believe that our existing cash and cash equivalents, our marketable securities, our available bank credit and the proceeds from our initial public offering are sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

Commitments and Contingencies

        Future minimum net lease payments, net of sublease income, under noncancellable operating and capital leases with initial or remaining lease terms in excess of one year as of December 31, 2001 are as follows:

Year Ending December 31:	Operating Leases	Capital Leases
2002	$2,983,000	$294,000
2003	2,165,000	127,000
2004	2,048,000	10,000
2005	639,000	—
2006	456,000	—
Thereafter	1,824,000	—

Total minimum lease payments	$10,115,000	$431,000

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition Policy.

  Our Media segment revenues are recognized in the period that the advertising click-throughs or actions occur or when lead-based information is delivered, provided that no significant obligations remain and collection of the resulting receivable is probable.

  Our Technology segment revenues are generated primarily from fixed fees for campaign management services and from application management services and professional services. Campaign management service revenue is recognized when the related services are performed. Application management services revenue is recognized as the services are performed. Application management services provide customers rights to access applications, hardware for the application access, customer service, and rights to enhancements and updates. Our customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenues by us in the month or quarter in which minimum volume is exceeded.

  •
  Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
  •
  Investments. We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.
  •
  Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.
  •
  Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 121 which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS No. 142 on January 1, 2002, we will use the fair value method to assess our goodwill on at least an annual basis and the undiscounted cash flows method will continue to be used for qualifying identifiable intangible assets and other long-lived assets. We do not anticipate recording a goodwill impairment charge upon adoption of SFAS No. 142. However, future impairment assessments made could result in additional impairment charges to reduce the carry values of these assets in future periods.

  •
  Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for the hedge accounting. We adopted SFAS No. 133 in the first quarter of 2001. To date, we have not engaged in any hedging activity and therefore the adoption of this new standard has had no significant impact on us.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes a new standard for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, will cease. The adoption date for SFAS No. 141 and 142 will be January 1, 2002. We do not anticipate recording a goodwill impairment charge from the adoption of SFAS No. 142. However, annual amortization expense will decrease by approximately $1.6 million in 2002.

        In August of 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect to adopt SFAS No. 143 effective January 1, 2003 and do not expect that the adoption of this new standard will have a significant impact on our results of operations and financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for "Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002. The impact to us of adopting this new accounting standard is being assessed in conjunction with SFAS No. 142, which is discussed above.

Inflation

        Inflation was not a material factor in either revenues or operating expenses during the past three fiscal years ended December 31, 2001, 2000 and 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

        As of December 31, 2001, our investment in marketable securities had a weighted-average time to maturity of approximately 360 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

        If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $574,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

        The interest rate of our line of credit with Silicon Valley Bank varies depending on the bank's prime rate. Currently, we do not have any outstanding borrowings against this credit facility.

        Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates our transactions in the Japanese Yen. We also transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Europe, which denominates our transactions in U.K. pounds. The effect of foreign exchange rate fluctuations for the year ended December 31, 2001 was not material. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations.

        Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        ValueClick, Inc. financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Other Key Employees

        Set forth below is information concerning ValueClick's directors, executive officers and other key employees as of March 1, 2002.

Name	Age	Position(s)
James R. Zarley	57	Chairman of the Board, Chief Executive Officer and President
Samuel Paisley	51	Chief Operating Officer, President of Media
Kurt A. Johnson	39	Chief Financial Officer
Peter Wolfert	38	Chief Technology Officer
Scott P. Barlow	33	Secretary
Steven J. Umberger(2)	40	Director
David S. Buzby(1)	42	Director
Robert D. Leppo(2)	58	Director
Martin T. Hart(1)	66	Director
Jeffrey E. Epstein*(1)	45	Director
Tom A. Vadnais(2)	53	Director
Gregory R. Raifman(2)	41	Director
Ira Carlin	53	Director

*
Mr. Epstein is the director designee of DoubleClick, Inc. In connection with ValueClick's strategic investment transaction with DoubleClick in February 2000, ValueClick and certain of its principal stockholders agreed to vote their shares in favor of a specified number of DoubleClick's nominees to ValueClick's board of directors. For further details of this arrangement, see "Certain Relationships and Related Transactions."

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

        JAMES R. ZARLEY is the Chairman of the Board and Chief Executive Officer of ValueClick. He has served as Chairman, and has been an advisor to ValueClick, since May 1998. In February 1999, Mr. Zarley joined ValueClick in a full-time capacity and in May 1999 he became Chief Executive Officer. In January of 2001, Mr. Zarley assumed the added position of President of ValueClick, Inc. Prior to joining ValueClick, from April 1987 to December 1996, Mr. Zarley was Chief Executive Officer of Quantech Investments, an information services company. From December 1996 to May 1998, Mr. Zarley was the Chairman and Chief Executive Officer of Best Internet until its merger with Hiway Technologies, a Web hosting company, in May 1998. From May 1998 to January 1999, Mr. Zarley was the Chief Operating Officer of Hiway Technologies until its merger with Verio.

        SAMUEL PAISLEY is the Chief Operating Officer and President of Media. Mr. Paisley joined ValueClick in his initial role of Executive Vice President in April 2000, assumed the added position of Chief Operating Officer in January 2001 and was promoted to President of Media in February 2002. Mr. Paisley previously served as Chief Financial Officer and Executive Vice President of Automata International, an integrated circuit manufacturer, from June 1998 to March 2000. Between August 1980 and June 1998 he held several positions at KPMG Peat Marwick LLP, an audit firm, finishing his employment as a partner in Information, Communications and Entertainment. Mr. Paisley graduated with a B.A. from Washington & Jefferson College and an M.B.A. from the University of Pittsburgh.

        KURT A. JOHNSON joined ValueClick as its Chief Financial Officer in May 1999 and served as its Secretary from September 1999 to February 2002. From February 1998 to May 1999, Mr. Johnson was an investment banker at Olympic Capital Partners, specializing in mergers, acquisitions and private placements for mid-market corporations. Mr. Johnson also served as Vice President of Investments for Bozarth & Turner Securities, a private money management company, from March 1995 through January 1998. He served as Chief Financial Officer of HSD Corporation, a privately held industrial automation company, from April 1994 to March 1995, and was a divisional controller for Ogden Corporation from February 1990 to April 1994. Mr. Johnson graduated with a B.A. from Eastern Washington University and an M.B.A. from Gonzaga University and is also a Certified Management Accountant.

        PETER WOLFERT joined ValueClick as its Chief Technology Officer in June 2000. Previously, Mr. Wolfert was the Senior Vice President and Director of Information Technology for Mellon Capital Management, an investment management firm in San Francisco, from October 1998 until June 2000. Prior to that he served as Senior Vice President of Information Technology at AIM Funds in San Francisco from October 1995 to October 1998. From January 1992 until October 1995, Mr. Wolfert was Senior Vice President of Information Technology at Trust Company of the West (TCW) in Los Angeles. Mr. Wolfert graduated with a B.S. from the University of California at Davis, and also earned an M.B.A. with emphasis in Management Information Systems from the University of California at Irvine.

        SCOTT P. BARLOW joined ValueClick as its Vice President and General Counsel in October of 2001 and has also served as its Secretary since February 2002. Prior to joining ValueClick, Mr. Barlow served as the General Counsel and Secretary for Mediaplex from December 2000 to October 2001. From October 1999 to December 2000, Mr. Barlow served as Mediaplex's Assistant General Counsel. Prior to his employment with Mediaplex, Mr. Barlow was a senior associate with Raifman & Edwards LLP, a San Francisco based corporate law firm from 1995 to 1999. Mr. Barlow graduated with a B.S. from the University of Florida and a J.D. from the University of Akron School of Law.

        STEVEN J. UMBERGER has been a director of ValueClick since May 1998. Since February 2001, Mr. Umberger has been the President and co-owner of the Jacksonville Tomcats, a professional arena football team. From March 2000 to February 2001, Mr. Umberger was President of ValueClick International. Mr. Umberger also served as the President of ValueClick Europe, Limited from August 1999 until February 2000. From April 1995 to June 1999, he was employed as the Chief Marketing Officer of Hiway Technologies, a Web hosting company and later a division of Verio. Prior to that, he served as Chief Executive Officer of IAAI, a computer reseller company from March 1991 to March 1995. From March 1993 to June 1997, Mr. Umberger was also the co-owner of Acme Barricades Company, a construction rental company. Mr. Umberger graduated with a B.A. from the Virginia Military Institute and an M.B.A. from the College of William and Mary.

        DAVID S. BUZBY has been a director of ValueClick since May 1999. Mr. Buzby is a San Francisco based investor and operator of entrepreneurial companies. From June 1999 to September 2000, Mr. Buzby was the Chief Operating Officer and a founding investor of Internet Barter, Inc., an international business- to-business e-commerce barter exchange. From August 1994 to January 1999, Mr. Buzby worked with Best Internet, a web hosting company. Mr. Buzby held various positions at Best Internet including Chief Financial Officer and Vice Chairman of the Board and was a founding investor. Mr. Buzby graduated with a B.A. from Middlebury College and received an M.B.A. from Harvard Business School.

        ROBERT D. LEPPO has been a director of ValueClick since May 1998. Mr. Leppo's primary occupation since 1977 has been as a private investor. From December 1999 to March 2001, Mr. Leppo served as the President of Byzantine Ventures. He serves on the board of directors of several private companies. Mr. Leppo graduated with a B.A. from Stanford University and an M.B.A. from Harvard Business School.

        MARTIN T. HART has been a director of ValueClick since March 1999. Mr. Hart's primary occupation since 1969 has been managing various entities that he uses for private investment. Mr. Hart is also a director of MassMutual Corporate Investors, an investment company, MassMutual

Participation Investors, an investment company, T-Netix, a communications company, Vail Banks, a multi-bank holding company, and he continues to serve on the board of directors of several private companies. Mr. Hart graduated with a B.A. from Regis University and is a Certified Public Accountant.

        JEFFREY E. EPSTEIN has been a director of ValueClick since February 2000. Mr. Epstein has been an independent consultant since March 2002. Between 1999 and 2001, Mr. Epstein served as the Executive Vice President of DoubleClick, Inc., a provider of Internet advertising solutions for advertisers and Web publishers. From March 1998 to April 1999, Mr. Epstein served as DoubleClick's Chief Financial Officer. From May 1997 to February 1998, Mr. Epstein served as Chief Financial Officer of Trans National Group Inc., a consumer services company. From January 1995 to March 1997, Mr. Epstein served as Senior Vice President of CUC International Inc., a membership based consumer services company. From February 1988 to December 1994, Mr. Epstein served as Chief Financial Officer of King World Productions, Inc., a television production company. Mr. Epstein received his B.A. from Yale University and his M.B.A. from Stanford University.

        TOM A. VADNAIS has been a director of ValueClick since October 2001. From April 2001 to October 2001, Mr. Vadnais was President, Chief Executive Officer and a director of Mediaplex, Inc., a provider of technology-based marketing products and services. Prior to joining Mediaplex, Mr. Vadnais was the Executive Vice President of Professional Services for Compuware Corporation, a software and professional services provider for IT professionals, where he was retained to perform the integration of Data Processing Resources Corporation (DPRC) and managed mergers and acquisitions. Mr. Vadnais was the President and Chief Operating Officer of DPRC, prior to its acquisition by Compuware. From 1992 to 1999, Mr. Vadnais was the President and Chief Operating Officer of Tascor, Inc., a wholly-owned subsidiary of Norrell Inc., where he was a member of Norrell's Board of Directors. Until 1992, Mr. Vadnais worked at IBM for twenty-three years in various management roles, where he had experience in sales, marketing, and as Vice President of Operations. He graduated with a B.A. from the University of California, Los Angeles, and an M.B.A. from Golden Gate University. Pursuant to a Board Composition Agreement, dated October 19, 2001, between ValueClick Inc., and MediaPlex, Inc. ValueClick has agreed to nominate Mr. Vadnais as a director of ValueClick's 2002 annual meeting of stockholders.

        GREGORY R. RAIFMAN has been a director of ValueClick since November 2001. Between September 1998 and November 2001, Mr. Raifman served as Chairman of the Board of Directors of Mediaplex, Inc., a provider of technology-based marketing products and services. Between November 1999 and April 2001, Mr. Raifman served as Chief Executive Officer of Mediaplex and as President and Chief Executive Officer from June 2000 until April 2001. From April 1998 to November 1999, Mr. Raifman served as Chief Executive Officer and sole director of Internet Extra Corporation, Mediaplex's predecessor corporation. From August 1993 through April 1998, Mr. Raifman served as a general partner of Raifman & Edwards LLP, a law firm. From September 1994 through April 1998, Mr. Raifman also served as a managing member of PointBreak Ventures, LLC, a venture capital firm. Mr. Raifman graduated with an A.B. from the University of Michigan and a J.D. from Georgetown University Law Center.

        IRA CARLIN has been a director of ValueClick since October 2001. Between September 2000 and October 2001, Mr. Carlin served as a member of the Board of Directors of Mediaplex, Inc., a provider of technology-based marketing products and services. Mr. Carlin has served as Chairman of the global media company Universal McCann from January 1996 to December 2001. From July 1993 through October 1999, Mr. Carlin served as Executive Vice President, Worldwide Media Director of McCann-Erickson Worldwide. Mr. Carlin's current responsibilities include developing and overseeing media and business strategies for Universal McCann and its multinational accounts. Universal McCann's worldwide network, with annual media billings of more than $15 billion, spans 131 countries. Mr. Carlin graduated with a B.A in psychology from Indiana University.

Relationships Among Executive Officers and Directors

        There are no family relationships among any of the directors or executive officers of ValueClick.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ValueClick's executive officers and directors, and persons who own more than 10% of a registered class of ValueClick equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission. Such executive officers, directors and 10% shareholders are also required by SEC rules to furnish ValueClick with copies of all Section 16(a) forms that they file. Based solely on ValueClick's review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, ValueClick believes that, for the reporting period from January 1, 2001 to December 31, 2001, its executive officers and directors complied with all their reporting requirements under Section 16(a) for such fiscal year, except that Mr. Paisley did not timely file his Form 3 for January 2001 to report his initial statement of beneficial ownership, Brian Coryat and the Coryat Family Living Trust did not timely file their Form 4s for March 2001 to report a sale of common stock, Messrs. Carlin, Raifman and Vadnais did not timely file their respective Form 3s for October 2001 to report their initial statement of beneficial ownership and Messrs. Johnson, Umberger and Wolfert did not timely file their respective Form 5 for the 2001 year to report their receipt of stock options.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain summary information concerning the compensation earned by our chief executive officer and each of our other three most highly compensated executive officers, whose salary and bonus for the 2001 fiscal year was in excess of $100,000, referred to herein as "named executive officers" for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. No executive officer who would have otherwise been includable in this table on the basis of salary and bonus earned for the 2001 fiscal year has been excluded by reason of his or her termination of employment or change in status during the year.

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary			Bonus		Other Annual Compensation	Securities Underlying Options/SARs	All Other Compensation
James R. Zarley Chairman, Chief Executive Officer and President	2001 2000 1999	$ $ $	200,000 252,083 123,750	(1) (2)	$	— — 110,000	— — —	— — 1,400,000		— — —
Kurt A. Johnson Chief Financial Officer	2001 2000 1999	$ $ $	147,000 130,000 78,883	(3)	$	— — 110,000	— — —	50,000 — 150,000		$3,725 3,900 650	(6) (6) (6)
Samuel J. Paisley Chief Operating Officer and President of Media	2001 2000 1999	$ $	200,000 100,000 —	(4)	$	— 25,000 —	— — —	200,000 100,000 —	$ $	4,967 1,875 —	(6)
Peter Wolfert Chief Technology Officer	2001 2000 1999	$ $	300,000 103,077 —	(5)		— — —	— — —	150,000 150,000 —	$ $	5,450 1,042 —	(6) (6)

(1)
Mr. Zarley's base salary decreased from $300,000 to $200,000 in August 2000.

(2)
Mr. Zarley commenced his employment in February 1999 at a base salary of $150,000.

(3)
Mr. Johnson commenced his employment in May 1999 at a base salary of $130,000.

(4)
Mr. Paisley commenced his employment in March 2000 at a base salary of $150,000.

(5)
Mr. Wolfert commenced his employment in June 2000 at a base salary of $200,000.

(6)
Represents 401(k) matching contributions paid by ValueClick on the executive's behalf.

Stock Option Grants in Last Fiscal Year

        The following table sets forth information regarding options granted to each named executive officer during the fiscal year ended December 31, 2001. We did not grant any stock appreciation rights during the fiscal year ended December 31, 2001.

			Individual Grants
	Number of Securities Underlying Options Granted (#)(1)		Percent of Total Options Granted to Employees in 2001(2)			Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term(4)
				Exercise Price Per Share ($/share)(3)
Name					Expiration Date
						5%($)	10%($)
Kurt A. Johnson	50,000	(1)	1.1%	$4.25	1/11/11	$134,000	$339,000
Samuel J. Paisley	200,000	(1)	4.5%	$4.25	1/11/11	$535,000	$1,355,000
Peter Wolfert	150,000	(1)	3.4%	$4.25	1/11/11	$401,000	$1,016,000

(1)
The options vest in four annual installations upon the completion of each of four years of service measured from the date of grant. Each option will become vested on an accelerated basis upon a liquidation or disolution or certain changes in control transactions if the surviving corporation does not assume, substitute or replace the options.

(2)
During the fiscal year ended December 31, 2001, we granted options to purchase 4,471,278 shares of our common stock.

(3)
Options were granted at an exercise price equal to the fair market value of our common stock at the date of the grant as measured by the closing price of our common stock as reported on the Nasdaq National Market. Each option has a maximum term of ten years, subject to earlier termination upon the optionee's cessation of service with ValueClick, Inc.

(4)
Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Aggregate Option Exercises and Year-End Values at December 31, 2001

        The following table sets forth information with respect to each of our named executive officers concerning their exercise of stock options during the fiscal year ended December 31, 2001 and the number of shares subject to unexercised stock options held by them as of the close of such fiscal year. No stock appreciation rights were exercised during the fiscal year ended December 31, 2001, and no stock appreciation rights were outstanding at the close of such year.

        In the following table, "Value Realized" is equal to the difference between the fair value of the shares at the time of exercise and the exercise price paid for the shares and the "Value of Unexercised In-The-Money Options" is based on the closing selling price per share at the close of the 2001 fiscal year less the exercise price payable per share. Options are "In-the-Money" if the fair market value of the underlying options exceeds the exercise price of the option.

			Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001
	Number of Shares Acquired on Exercise (#)
Name		Value Realized ($)			Exercisable ($)	Unexercisable ($)
			Exercisable	Unexercisable
James R. Zarley	—	—	827,778	116,667	$1,764,667	$217,001
Kurt A. Johnson	—	—	150,000	50,000	$279,000	—
Samuel J. Paisley	—	—	25,000	275,000	—	—
Peter Wolfert	—	—	37,500	262,500	—	—

Employment Agreements

        ValueClick has entered into employment agreements with each of Messrs. Zarley, Johnson, Paisley and Wolfert. Under these agreements, each of them is entitled to a base salary as set forth in the table below. In connection with these agreements, we have granted each of them options to purchase shares of ValueClick common stock under our 1999 Stock Option Plan as set forth in the table below.

Compensation Packages Contained in Employment Agreements

Name	Base Salary	Number of Securities Underlying Options		Exercise Price	Expiration Date
James R. Zarley	$200,000	800,000	(1)	$0.25	May 13, 2009
		600,000	(1)	$1.00	May 19, 2009
Kurt A. Johnson	$130,000	150,000	(2)	$1.00	May 24, 2009
Samuel J. Paisley	$150,000	100,000	(3)	$11.00	March 27, 2010
Peter Wolfert	$200,000	150,000	(4)	$8.03	July 12, 2010

(1)
150,000 of Mr. Zarley's options became exercisable in June 1999. 450,000 of the options became exercisable upon the closing of ValueClick's initial public offering in March 2000. An additional 155,555 of Mr. Zarley's options became exercisable in December 1999. The remaining 644,445 options become exercisable in equal monthly installments over 29 months beginning April 2000.

(2)
All of these options are currently exercisable.

(3)
Mr. Paisley's options vest annually over a four year term measured from March 29, 2001.

(4)
Mr. Wolfert's options vest annually over a four year term measured from July 12, 2000.

        All of the current employment agreements described above may be terminated at any time by either party upon ten days' notice. These employment agreements continue until terminated by either us or the employee. Under Mr. Johnson's employment agreement, if we terminate Mr. Johnson's employment in connection with, or following and by reason of, the transfer of ownership of 50% or more of ValueClick, he will be entitled to severance equal to one year's salary.

Director Compensation

        Our directors do not currently receive salaries or fees for serving as directors or for serving on committees of our board of directors. Each non-employee member of our board are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. Directors are also eligible to receive options and be issued shares of common stock directly under our 1999 Stock Option Plan. We have also entered into a consulting agreement with Mr. Raifman, a member of our board of directors. For additional information regarding this consulting agreement, see "Certain Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

        No interlocking relationship exists between ValueClick's executive officers, board of directors or compensation committee and any executive officer or member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information regarding the beneficial ownership of the shares of our common stock as of March 1, 2002, except as noted in the footnotes below, by:

  •
  Each person who we know to be the beneficial owner of 5% or more of our outstanding common stock;

  •
  Each named executive officer;

  •
  Each of our directors; and

  •
  All of our named executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within sixty days after March 1, 2002, are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of March 1, 2002, 53,535,000 shares of our common stock were issued and outstanding. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons have sole voting and investment power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of the beneficial owner below is c/o ValueClick, Inc., 4360 Park Terrace Drive, Suite 100, Westlake Village, California 91361.

	Shares Beneficially Owned
Name and Address of Beneficial Owner
	Number	Percent
Directors, Executive Officers and Significant Employees:
James R. Zarley(1)	1,803,656	3.3%
Samuel J. Paisley(2)	100,000	*
Kurt A. Johnson(3)	162,500	*
Peter Wolfert	37,500	*
Scott P. Barlow(4)	6,499	*
Steven J. Umberger(5)	1,045,758	2.0
David S. Buzby(6)	461,564	*
Robert D. Leppo	974,732	1.8
Martin T. Hart(7)	503,702	0.9
Jeffrey E. Epstein	—	*
Gregory R. Raifman(8)	2,576,158	4.8
Tom A. Vadnais(9)	411,300	*
Ira Carlin(10)	13,709	*
5% Stockholders:
Brian Coryat(11)	3,749,365	7.0
DoubleClick, Inc.(12)	7,878,562	14.7
All Directors and Officers as a Group (13 persons)(13)	8,097,078	14.5%

*
Less than 1%

(1)
Includes 921,112 shares of common stock issuable upon exercise of stock options which are presently exercisable or will become exercisable within sixty days from March 1, 2002.

(2)
Represents 100,000 shares of common stock issuable upon exercise of stock options which are presently exercisable or will become exercisable within sixty days from March 1, 2002.

(3)
Represents 162,500 shares of common stock issuable upon exercise of stock options which are presently exercisable or will become exercisable within sixty days from March 1, 2002.

(4)
Represents 6,499 shares of common stock issuable upon exercise of stock options which are presently exercisable or will become exercisable within sixty days from March 1, 2002.

(5)
Includes 162,210 shares of common stock held by Margaret Norine Davis, as Trustee of the Steven J. Umberger 1999 Grantor Annuity Trust.

(6)
Includes 146,342 shares of common stock held by the Buzby-Vasan 1997 Trust.

(7)
Represents 503,702 shares of common stock held by H Investment Company LLC. Mr. Hart is the managing partner of H Investment Company LLC.

(8)
Includes 668,363 shares of common stock issuable upon exercise of stock options which are presently exercisable or will become exercisable within sixty days from March 1, 2002.

(9)
Includes 411,300 shares of common stock issuable upon exercise of stock options which are presently exercisable or will become exercisable within sixty days from March 1, 2002.

(10)
Includes 12,853 shares of common stock issuable upon the exercise of stock options which are presently exercisable or will become exercisable within sixty days from March 1, 2002.

(11)
Represents 3,749,365 shares of common stock held by Brian Coryat and Rosario Coryat, as Co-Trustees of the Coryat Family Living Trust, Dtd 4/21/99, for the benefit of Mr. Coryat's family.

(12)
The address of DoubleClick, Inc. is 450 West 33rd Street, 16th Floor, New York, New York 10001.

(13)
Includes 2,282,627 shares of common stock issuable upon the exercise of stock options which are presently exercisable or will become exercisable within sixty days of March 1, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On February 28, 2000, we completed a strategic investment transaction with DoubleClick, Inc., a leading worldwide provider of Internet advertising solutions for advertisers and Web publishers. The terms of this agreement involved an investment by DoubleClick of approximately $95.8 million in us and possible additional investments by DoubleClick in the future. DoubleClick's common stock is quoted on the Nasdaq National Market under the symbol "DCLK." Under the terms of the investment, DoubleClick acquired approximately 30% of our fully diluted outstanding common stock and a 15-month warrant to acquire additional shares of ValueClick common stock at $21.76 per share for an amount of shares so that DoubleClick could own up to 45% of ValueClick's fully diluted capital stock. This warrant expired unexercised in May 2001.

        We, along with several of our principal stockholders, also agreed to grant additional rights to DoubleClick, including an agreement to elect designees of DoubleClick to our board of directors, a right of first offer in connection with future sales of shares of our capital stock and a right of first offer in the event of a sale of ValueClick. In addition, in connection with the strategic transaction with DoubleClick, we entered into a DART services agreement with DoubleClick relating to DoubleClick's dynamic ad matching, targeting and delivery technology. We terminated this DART agreement in accordance with its terms.

        In connection with our acquisition of Mediaplex, Inc., a provider of technology-based marketing products and services, in October 2001, we entered into a consulting agreement with Gregory Raifman, a member of our board of directors and former Chairman of the Board of Mediaplex. Under the terms of the consulting agreement, Mr. Raifman will provide us with consulting services with respect to corporate development, strategic alliances and other strategic transactions, and such other duties as we may from time to time prescribe. Mr. Raifman will be entitled to an annual consulting fee of $250,000. The consulting agreement will terminate in October 2002 unless earlier terminated pursuant to the terms therein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this Report:

          1.    Financial Statements.    The following financial statements of ValueClick, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

          2.    Financial Statement Schedule.    The following financial statement schedule of ValueClick, Inc. is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts	F-34

          3.    Exhibits.    The Exhibits filed as part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K:

        A Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on October 24, 2001 to report under Item 2 its completion of the acquisition of Mediaplex, Inc. on October 19, 2001.

  (c)
  Exhibits.

        The following exhibits are filed as part of, or are incorporated by reference in, this Report:

Exhibit Number	Description of Document
2.1+	Agreement and Plan of Merger, dated as of March 20, 2002, by and among ValueClick, Bravo Acquisition I Corporation and Be Free, Inc.
2.2(1)	Agreement and Plan of Merger, dated as of July 1, 2001, by and among ValueClick, Mars Acquisition Corporation and Mediaplex, Inc.
2.3(2)	Agreement and Plan of Merger dated as of November 17, 2000 by and among ValueClick, Bach Systems, Inc. and Bach Acquisition Corp.
2.3(3)	Agreement and Plan of Merger, dated as of November 1, 2000 by and among ValueClick, ClickAgents.com, Inc., ValueClick Acquisition Corp. and other parties, and certain exhibits and schedules thereto
3.1.1(4)	Amended and Restated Certificate of Incorporation of ValueClick

3.1.2(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ValueClick
3.2(4)	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(4)	Specimen stock certificate for the ValueClick common stock
10.1(4)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(4)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(4)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(4)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(4)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(4)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999
10.8(4)	Stock Purchase Agreement, dated August 6, 1999, by and between Jonathan Hendricksen and Timothy Williams and ValueClick
10.9(4)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and Steve Umberger.
10.10(4)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and Todd Treusdell
10.11(4)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.12(4)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and Brian Coryat
10.13(4)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.14(5) †	1999 Stock Option Plan, as amended, and form of option agreement
10.15(4) †	Key Employee Agreement between ValueClick and Kurt A. Johnson
10.16(4) †	Key Employee Agreement between ValueClick and James R. Zarley
10.17(4)	Lease, dated August 30, 1999, between William D. and Edna J. Wright, dba South Coast Business Park and ValueClick
10.18(4)	Service Agreement, dated August 17, 1999, between SoftAware, Inc. and ValueClick
10.19(4)	Service Agreement, dated June 8, 1999, between Verio and ValueClick
10.20(4)	Loan and Security Agreement, dated October 21, 1999, between Silicon Valley Bank and ValueClick
10.21(4)	Intellectual Property Security Agreement, dated October 21, 1999, between Silicon Valley Bank and ValueClick

10.22(4)	Common Stock and Warrant Purchase Agreement, dated January 11, 2000, between ValueClick and DoubleClick, Inc.
10.23(4)	Investor Rights Agreement dated as of February 28, 2000 between ValueClick and DoubleClick, Inc.
10.24(4)	Voting Agreement dated February 28, 2000 among ValueClick, Michael J. Bueno, Brian Coryat, Steven J. Umberger, and James R. Zarley and DoubleClick, Inc.
10.25(4)	Registration Rights Agreement dated February 28, 2000 between ValueClick and DoubleClick, Inc.
10.26(4)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
10.27(4)	Stock Purchase Agreement, dated January 20, 2000, between Jonathan Hendriksen and Timothy Williams and ValueClick.
10.28(4)	Employment Agreement dated as of February 14, 2000 between ValueClick and Earle Malm
10.29(6)	Sublease, dated June 1, 2000, between Coyote Network Systems, Inc. and ValueClick
10.30(6)	Lease, dated September 12, 2000, between Manrock LLC and ValueClick
10.31(1)	Form of Board Composition Agreement, dated as of October 19, 2001, between ValueClick and Mediaplex, Inc.
10.32	Consulting Agreement, dated as of September 17, 2001, between ValueClick and Gregory R. Raifman
21.1	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP

†
Indicates a management contract or compensatory arrangement.

+
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by ValueClick on March 11, 2002.

(1)
Incorporated by reference from Registration Statement on Form S-4 (File No. 333-655620, as amended, originally filed by ValueClick with the Securities and Exchange Commission on July 20, 2001

(2)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by ValueClick on December 5, 2000.

(3)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by ValueClick on December 22, 2000.

(4)
Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999.

(5)
Incorporated by reference from Registration Statement on Form S-8 (File No. 33361278) originally filed with the Securities and Exchange Commission on April 19, 2001).

(6)
Incorporated by reference from the exhibits to the Form 10-K filed by ValueClick with the Securities and Exchange Commission on April 2, 2001 (File No. 000-30135).

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
ValueClick, Inc.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respect, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Century City, California
February 20, 2002

VALUECLICK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$26,891,000	$121,204,000
Marketable securities	136,464,000	6,246,000
Accounts receivable, net of allowance for doubtful accounts of $1,546,000 and $1,759,000 as of December 31, 2001 and 2000, respectively	9,026,000	12,974,000
Prepaid expenses and other current assets	933,000	1,085,000
Income taxes receivable	257,000	—
Deferred tax assets	1,066,000	1,373,000

Total current assets	174,637,000	142,882,000
Property and equipment, net	7,125,000	3,235,000
Acquired software, net	261,000	414,000
Intangible assets, net	7,239,000	7,013,000
Other assets	1,364,000	506,000

Total assets	$190,626,000	$154,050,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$11,925,000	$10,461,000
Income taxes payable	148,000	2,828,000
Deferred revenue	93,000	446,000
Notes payable	266,000	111,000
Capital lease obligations	277,000	—

Total current liabilities	12,709,000	13,846,000
Notes payable, less current portion	869,000	13,000
Capital lease obligations, less current portion	123,000	—
Other non-current liabilities	33,000	—
Minority interest in consolidated subsidiary	11,385,000	12,698,000
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 and 402,103 shares issued and outstanding at December 31, 2001 and 2000, respectively;	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,698,617 and 36,029,778 shares issued and outstanding at December 31, 2001 and 2000, respectively;	53,000	37,000
Additional paid-in capital	238,522,000	190,595,000
Treasury stock, at cost, 1,304,172 and 123,500 shares at December 31, 2001 and 2000, respectively	(2,959,000)	(574,000)
Deferred stock compensation	(1,453,000)	(4,529,000)
Cumulative other comprehensive loss	(5,022,000)	(56,416,000)
Accumulated deficit	(63,634,000)	(1,620,000)

Total stockholders' equity	165,507,000	127,493,000

Total liabilities and stockholders' equity	$190,626,000	$154,050,000

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000	1999
Revenues	$44,873,000	$64,332,000	$25,971,000
Cost of revenues	20,370,000	31,930,000	12,465,000

Gross profit	24,503,000	32,402,000	13,506,000
Operating expenses:
Sales and marketing (excludes stock-based compensation of $864,000, $1,610,000, and $1,122,000 for 2001, 2000 and 1999, respectively)	11,976,000	11,436,000	2,989,000
General and administrative (excludes stock-based compensation of $1,376,000, $2,718,000 and $1,893,000 for 2001, 2000 and 1999, respectively)	13,301,000	12,896,000	4,706,000
Product development (excludes stock-based compensation of $459,000, $730,000 and $491,000 for 2001, 2000 and 1999, respectively)	5,313,000	4,846,000	1,100,000
Stock-based compensation	2,699,000	5,058,000	3,506,000
Amortization of intangibles and acquired software	1,875,000	1,069,000	401,000
Merger-related costs	1,787,000	353,000	—
Restructuring charge	515,000	—	—

Total operating expenses	37,466,000	35,658,000	12,702,000

Income (loss) from operations	(12,963,000)	(3,256,000)	804,000
Equity in loss of investee	—	—	(64,000)
Interest income, net	5,051,000	4,120,000	45,000
Gain (loss) on sale of marketable securities	701,000	(9,006,000)	—
Impairment write-down of marketable securities	—	(60,233,000)	—
Gain from consolidated subsidiary stock issuance	—	13,656,000	—
Gain on sale of consolidated subsidiary stock	—	2,344,000	—
Other loss	(5,000)	—	—

Income (loss) before income taxes and minority interest	(7,216,000)	(52,375,000)	785,000
Provision for income taxes	34,000	2,539,000	1,853,000

Net loss before minority interest	(7,250,000)	(54,914,000)	(1,068,000)
Minority share of (income) loss in consolidated subsidiary	32,000	(419,000)	(6,000)

Net loss	$(7,218,000)	$(55,333,000)	$(1,074,000)

Basic and diluted net loss per common share (Note 9)	$(0.20)	$(1.72)	$(0.06)

Shares used to calculate basic and diluted net loss per common share (Note 9)	37,058,000	32,151,000	17,683,000

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock					Cumulative Other Comprehensive Loss
					Additional Paid-In Capital	Treasury Stock	Deferred Stock Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	1,344,936	1,000	9,919,004	10,000	753,000	—	—	—	(9,000)	755,000
Issuance of Series C preferred stock, net	1,301,850	2,000	—	—	3,497,000	—	—	—	—	3,499,000
Deferred stock compensation	—	—	—	—	8,621,000	—	(8,621,000)	—	—	—
Charge for issuance of stock and stock options to non-employees	—	—	—	—	563,000	—	—	—	—	563,000
Amortization of stock-based compensation	—	—	—	—	—	—	2,943,000	—	—	2,943,000
Issuance of common stock to acquire ValueClick Japan	—	—	320,000	—	4,147,000	—	—	—	—	4,147,000
Issuance of ClickAgents and Z Media shares	285,862	—	7,271,657	8,000	779,000	—	—	—	—	787,000
Exercise of common stock options	—	—	2,916	—	3,000	—	—	—	—	3,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,074,000)	(1,074,000)
Foreign currency translation	—	—	—	—	—	—	—	(30,000)	—	(30,000)

Total comprehensive loss	—	—	—	—	—	—	—	(30,000)	(1,074,000)	(1,104,000)

Balance at December 31, 1999	2,932,648	3,000	17,513,577	18,000	18,363,000	—	(5,678,000)	(30,000)	(1,083,000)	11,593,000
Issuance of Z Media shares	116,241	—	—	—	504,000	—	—	—	—	504,000
Conversion of preferred stock	(2,646,786)	(3,000)	5,293,572	5,000	(2,000)	—	—	—	—	—
Stock issuance in DoubleClick transaction	—	—	7,878,562	8,000	95,788,000	—	—	—	—	95,796,000
Sale of common stock in initial public offering	—	—	4,000,000	4,000	68,580,000	—	—	—	—	68,584,000
Stock issued in the Bach Systems purchase business combination	—	—	750,000	1,000	3,119,000	—	—	—	—	3,120,000
Purchase of treasury shares	—	—	—	—	—	(574,000)	—	—	—	(574,000)
Common stock issuance to ValueClick Japan	—	—	48,836	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	3,910,000	—	(3,910,000)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	5,059,000	—	—	5,059,000
Exercise of common stock options	—	—	545,231	1,000	333,000	—	—	—	—	334,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(55,333,000)	(55,333,000)
Foreign currency translation	—	—	—	—	—	—	—	(1,590,000)	—	(1,590,000)

Total comprehensive loss	—	—	—	—	—	—	—	(1,590,000)	(55,333,000)	(56,923,000)

Balance at December 31, 2000	402,103	—	36,029,778	37,000	190,595,000	(574,000)	(4,529,000)	(1,620,000)	(56,416,000)	127,493,000
Conversion of preferred stock upon merger	(402,103)	—	402,103	—	—	—	—	—	—	—
Stock issued in the Bach Systems purchase business combination	—	—	768,439	1,000	1,688,000	—	—	—	—	1,689,000
Stock issued in the Mediaplex purchase business combination	—	—	15,084,898	15,000	46,160,000	—	—	—	—	46,175,000
Purchase of treasury shares	—	—	—	—	—	(739,000)	—	—	—	(739,000)
Conversion of acquired company's purchased stock to treasury stock	—	—	—	—	—	(1,646,000)	—	—	—	(1,646,000)
Deferred stock compensation	—	—	—	—	282,000	—	(282,000)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	2,699,000	—	—	2,699,000
Deferred compensation adjustment for forfeited stock options	—	—	—	—	(659,000)	—	659,000	—	—	—
Exercise of common stock options	—	—	207,749	—	206,000	—	—	—	—	206,000
Exercise of common stock warrants	—	—	205,650	—	250,000	—	—	—	—	250,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(7,218,000)	(7,218,000)
Change in market value of marketable securities	—	—	—	—	—	—	—	281,000	—	281,000
Foreign currency translation	—	—	—	—	—	—	—	(3,683,000)	—	(3,683,000)

Total comprehensive loss	—	—	—	—	—	—	—	(3,402,000)	(7,218,000)	(10,620,000)

Balance at December 31, 2001	—	—	52,698,617	$53,000	$238,522,000	$(2,959,000)	$(1,453,000)	$(5,022,000)	$(63,634,000)	$165,507,000

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(7,218,000)	$(55,333,000)	$(1,074,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,848,000	1,880,000	554,000
Provision for doubtful accounts	1,751,000	2,600,000	841,000
Stock-based compensation	2,699,000	5,058,000	3,506,000
Loss (gain) on sale of marketable securities	(701,000)	9,006,000	—
Minority interest in ValueClick Japan	(32,000)	419,000	6,000
Equity in loss of ValueClick Japan	—	—	64,000
Gain on the ValueClick Japan stock issuance	—	(13,656,000)	—
Gain on the sale of ValueClick Japan stock	—	(2,344,000)	—
Impairment write-down of marketable securities	—	60,233,000	—
Benefit from deferred taxes	(37,000)	(987,000)	(369,000)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,134,000	(5,004,000)	(8,507,000)
Prepaid expenses and other assets	182,000	(939,000)	(558,000)
Accounts payable and accrued liabilities	(6,328,000)	4,350,000	4,350,000
Income taxes payable	(2,937,000)	1,704,000	1,124,000
Deferred revenue	(402,000)	42,000	173,000

Net cash provided by (used in) operating activities	(5,041,000)	7,029,000	110,000

Cash flows from investing activities:
Net proceeds for the sale of marketable securities	6,947,000	12,941,000	—
Purchases of marketable equity securities of Mediaplex, Inc.	(1,646,000)	—	—
Purchases of marketable debt securities	(91,698,000)	—	—
Net cash acquired in (paid for) a business combination	4,461,000	(1,533,000)	—
Purchases of property and equipment	(1,849,000)	(2,796,000)	(1,233,000)
Purchases of intangible assets	(66,000)	(655,000)	—
Investment in ValueClick Japan	(1,281,000)	—	(263,000)
Acquisition of ValueClick Japan, net of cash received	—	—	413,000
Proceeds from ValueClick Japan minority shareholder	—	—	67,000

Net cash provided by (used in) in investing activities	(85,132,000)	7,957,000	(1,016,000)

Cash flows from financing activities:
Net proceeds received from the sale of stock	—	69,084,000	765,000
Net proceeds received from the ValueClick Japan stock issuance	—	25,425,000	—
Proceeds received from the DoubleClick transaction	—	10,000,000	—
Purchase of treasury shares	(739,000)	(574,000)	—
Repayments on short-term debt	(174,000)	(178,000)	(205,000)
Proceeds from common stock issued related to exercises of stock options and warrants	456,000	334,000	3,000
Net proceeds received from the issuance of Series C preferred stock	—	—	3,499,000
Proceeds received from the issuance of short-term debt	—	—	262,000

Net cash provided by (used in) financing activities	(457,000)	104,091,000	4,324,000
Effect of currency translations	(3,683,000)	(1,554,000)	(1,000)

Net increase (decrease) in cash and cash equivalents	(94,313,000)	117,523,000	3,417,000
Cash and cash equivalents, beginning of period	121,204,000	3,681,000	264,000

Cash and cash equivalents, end of period	$26,891,000	$121,204,000	$3,681,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,000	$28,000	$1,000

Cash paid for taxes	$2,937,000	$956,000	$977,000

Non-cash investing and financing activities:
Issuance of common stock in the Bach Systems, Inc. acquisition	$1,689,000	$3,120,000	$—

Finance of Director and Officer Insurance	$912,000	$—	$—

Conversion of acquired company's purchased stock to treasury stock	$1,646,000	$—	$—

Issuance of common stock in the DoubleClick transaction	$—	$8,578,800	$—

Equipment obtained under note payable	$—	$—	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        ValueClick, Inc., and its subsidiaries ("ValueClick" or "the Company") provides digital marketing solutions and advertising technology tools. ValueClick offers a broad range of media and technology products and services to its customers to allow them to address all aspects of the digital marketing process, from pre-campaign to execution, including measurement and campaign refinements.

        ValueClick derives its revenues from two reportable business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

        VALUECLICK MEDIA—The ValueClick Media segment provides digital marketing solutions for advertisers and Web publishers. Through a combination of digital advertising, digital marketing and digital retention marketing, the ValueClick Media segment provides marketers with custom media solutions to both build brand value and attract targeted, high-quality customers. ValueClick provides online advertisers and publishers of Web sites advertising models known as cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-lead ("CPL"), in which an advertiser only pays us, and ValueClick in turn only pays a publisher of a Web site, when an Internet user clicks on an advertiser's banner advertisement or performs a specific action, such as a software download, an online registration or other transactions. Additionally, ValueClick provides advertisers a branding model known as cost-per-thousand-impressions ("CPM") whereby the advertiser pays for the number of times an advertisement is viewed.

        VALUECLICK TECHNOLOGY—The ValueClick Technology Segment, through its wholly-owned subsidiaries Mediaplex, Inc. ("Mediaplex") and AdWare Systems, Inc. ("AdWare") acquired in October 2001, serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. ValueClick enables marketers to manage, target and distribute integrated messaging across all digital media. The Mediaplex proprietary MOJO® technology platform is unique in its ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. AdWare Systems, Inc. is an applications service provider (ASP) delivering information management systems to advertising agencies, marketing communications companies, and public relations agencies. Mediaplex's revenue is primarily derived from software access and use charges paid by its software clients. These fees vary based on the client's use of the technology. AdWare's revenue is generated principally from monthly service fees paid by customers over the service periods.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its majority owned subsidiary ValueClick Japan, and its wholly-owned subsidiaries, Mediaplex, Inc., AdWare Systems, Inc., ClickAgents.com, Inc. ("ClickAgents"), Z Media, Inc. ("Z Media"), Bach Acquisition Corp., ValueClick Europe, ValueClick France, ValueClick Germany, ValueClick Brazil and ValueClick Canada. All material intercompany transactions have been eliminated in consolidation.

        The consolidated financial statements include the accounts of the Company and its subsidiaries from the dates of their respective acquisitions, acquisition of majority voting control or date of formation. For subsidiaries accounted for as a pooling of interests, all prior period financial statements have been restated to include the results of their operations.

Initial Public Offering

        On March 30, 2000 the Company completed its initial public offering in which the Company sold 4,000,000 shares of its Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. The proceeds to the Company from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $69.1 million. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share.)

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

Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2001 and 2000, cash equivalents consist of money market accounts.

Marketable Securities

        Marketable securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of stockholders' equity, net of tax, until realized or until a determination is made that an other than temporary decline in market value has occurred. Factors considered by management in assessing whether an other than temporary impairment has occurred include: fair value is significantly below cost for a significant period of time, generally six months or more; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; and whether the Company has both the ability and intent to hold the investment. When it is determined that an other than temporary impairment has occurred, the investment is permanently written down to the market value at the end of the period in which it is determined that an other than temporary decline has occurred. The cost of securities sold is based upon the specific identification method.

        Marketable securities at December 31, 2001 are comprised of the available for sale investment grade corporate debt securities with an aggregate cost of $136.0 million, an estimated fair value of $136.5 million, and unrealized gains of $467,000. Marketable securities at December 31, 2000 are comprised of the available for sale equity investment in DoubleClick common stock as discussed in Note 3.

Property and Equipment

        Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Leasehold improvements are amortized over their estimated useful lives, or the term of the lease, whichever is shorter.

Acquired Software

        Acquired software represents certain software used in the Internet advertising delivery, tracking and performance analysis. The delivery software was acquired from a founding member of ValueClick, LLC in exchange for a 15% ownership interest in ValueClick, LLC in 1998. The acquisition of the advertising delivery software was accounted for as a nonmonetary exchange and the acquired software was valued at $150,000. The tracking and performance analysis software was acquired through the purchase of the core technologies of StraightUP!, Inc. in September 2000, for a net purchase price of $433,000. The acquired software is being amortized on a straight-line basis over an estimated useful life of 3 years with accumulated amortization amounting to $322,000 and $168,000 at December 31, 2001 and 2000, respectively.

Intangibles

        Intangible assets are primarily comprised of goodwill which represents the excess of the cost of the acquired business over the net assets acquired and is being amortized on a straight-line basis over 5 years. Accumulated amortization at December 31, 2001 and 2000 amounted to $3,070,000 and $1,334,000, respectively.

        The Company's intangible assets are primarily related to specific operating units such as ValueClick Japan and Bach Systems with no enterprise level goodwill. The carrying amounts of intangible assets are reviewed if the facts and circumstances indicate potential impairment of their carrying value. Factors considered by the Company include, but are not limited to, significant under performance relative to expected historical or projected future operating results, and significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business. If this review indicates that intangible assets are not recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining estimated life of the operating unit, the Company measures any permanent impairment based on the projected discounted cash flows using a discount rate commensurate with the inherent risks in the Company's business model. To date, no such impairment has been necessary.

Revenue Recognition

        The Company's Media segment revenues are principally derived from the delivery of advertising click-throughs, actions, as specifically defined, from click-throughs and customer leads delivered from third-party Web sites comprising the ValueClick Consolidated Network (the "Network"). Revenue is recognized in the period that the advertising click-throughs or actions occur or when lead-based information is delivered, provided that no significant Company obligations remain and collection of the resulting receivable is probable. To date, the Company's agreements have not required a guaranteed minimum number of click-throughs or actions.

        The Company becomes obligated to make payments to third-party Web sites, which have contracted with the Company to be part of the Network, in the period the advertising click-throughs or actions are delivered. Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

        The Company's Technology segment revenues are generated primarily from fixed fees for campaign management services and from application management services and professional services. Campaign management service revenue is recognized when the related services are performed. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed. The Company's application management services provide customers rights to access applications, hardware for the application access, customer service, and rights to enhancements and updates. The Company's customers do not have the right to take possession of the software at any time during the hosting agreement or at its termination. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenues by the Company in the month or quarter in which minimum volume is exceeded.

        Deferred revenues consist of fees received or billed in advance of the delivery of the services. These revenues are recognized when the services are provided and no significant Company obligations remain. To date, the Company has not had any barter transactions.

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

Cost of Revenues

        Cost of revenues consists of payments to third-party web sites in the Company's Network, telecommunication costs and depreciation of equipment used for ad-delivery related to the Company's ad-delivery infrastructure.

Sales and Marketing

        Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses for the Company's sales force, and advertising costs.

        Advertising costs are expensed as incurred and totaled approximately $979,000, $1.7 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

General and Administrative

        General and administrative expenses include salaries, related benefits and expenses for the executive, finance, legal and human resources personnel, and other general overhead costs.

Product Development

        Product development costs are expensed as incurred and include costs for the development of new technologies designed to enhance the Company's service and include salaries and related expenses of the software engineering department, contract services, and supplies. The Company follows the guidance of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." To date, there have not been significant software development costs that meet the criteria for capitalization.

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

        Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end exchange rate while revenues and expenses are translated at the average rates in effect for the period. The effects of these translation adjustments are reported in a separate component of stockholders' equity. Transaction gains and losses are included in the statement of operations and were not significant for the period subsequent to the acquisitions through December 31, 2001.

Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited with major financial institutions; at times, such balances with any one financial institution may be in excess of FDIC insurance limits. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts. To date such losses, if any, have been within management's expectations. At December 31, 2001 and 2000, no customer comprised more than 10% of accounts receivable. For the years ended December 31, 2001, 2000 and 1999, no customer comprised more than 10% of total revenue.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at historical basis. At December 31, 2001 and 2000, the fair values of these instruments approximated their financial statement carrying amounts because of the short-term maturity of these instruments. The historical basis of the Company's notes payable approximates the fair value based on quoted market prices for the same or similar issues offered to the Company or its subsidiaries for debt with the same or similar remaining maturities.

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

Income taxes

        ValueClick uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Gain or Loss on Issuances of Stock by Subsidiary

        At the time a subsidiary or investee accounted for under the consolidation or equity method of accounting sells its stock to a third party at a price per share which is different than the Company's carrying value per share, the Company's share of the subsidiary net equity changes. Pursuant to the Securities and Exchange Commission's SAB No. 84 and Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" if, at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development start-up or development stage company, nor is there any question as to the subsidiary's ability to continue in existence, the Company records the change in its share of the subsidiary's net equity as a non-operating gain or loss in its consolidated statements of operations. To date, the only such transaction has been the issuance of ValueClick Japan common stock as discussed in Note 2.

Basic and Diluted Net Loss Per Share

        The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". Basic and diluted net loss per share is computed by dividing the net loss by the weighted average shares of common stock outstanding for the period.

Comprehensive Loss

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net loss, relate to foreign currency translation adjustments for all periods presented and unrealized gains on marketable securities for the year ended December 31, 2001.

        As of December 31, 2001, the Company has $281,000 in unrealized gains on marketable securities and has reported such gains in comprehensive loss.

        The reclassification amount in other comprehensive loss related to the unrealized loss on available for sale securities which was realized upon the impairment charge to earnings for an other than temporary decline in market value was as follows for the year ended December 31, 2000 (in millions):

Unrealized holding loss arising during the period	$(60.2)
Less: reclassification adjustment for losses included in net income for an other than temporary impairment of available for sale securities	60.2

Net unrealized gain or loss on available for sale securities	$—

Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for the hedge accounting. ValueClick adopted SFAS No. 133 in the first quarter of 2001. To date, ValueClick has not engaged in any hedging activity and therefore the adoption of this new standard has had no significant impact on the Company.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes a new standard for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations, will cease. The adoption date for SFAS No. 141 and 142 will be January 1, 2002. The Company has not completed its assessment of adopting SFAS No. 142 but does not anticipate recording a goodwill impairment charge from the adoption of SFAS No. 142. However, annual amortization expense will decrease by approximately $1.6 million in 2002.

        In August of 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. Management expects to adopt SFAS No. 143 effective January 1, 2003. The Company has not completed its assessment of adopting SFAS No. 143 but does not expect that the adoption of this new standard will have a significant impact on the Company's results of operations and financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long- lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for "Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002. The impact to ValueClick of adopting this new accounting standard is being assessed in conjunction with SFAS No. 142, which is discussed above.

2. Recent Business Combinations and Investments

Pooling-of-interests

        Z Media, Inc.    On December 18, 2000, ValueClick, Z Media and Z Media Acquisition Corp., a wholly-owned subsidiary of ValueClick, entered into an Agreement and Plan of Merger, under which ValueClick agreed to acquire Z Media. The merger was completed on January 31, 2001. On that date, the Z Media Acquisition Corp. was merged with and into Z Media and Z Media remained as the surviving corporation and a wholly-owned subsidiary of ValueClick. ValueClick accounted for the merger as a pooling-of-interests, and as such, the consolidated financial statements were restated to include Z Media's financial data as if the Z Media had always been a part of ValueClick.

        Z Media is a co-registration company that provides highly qualified email subscribers to advertisers and direct marketers.

        In connection with the merger, ValueClick issued an aggregate of 2,727,678 shares of its common stock in exchange for all outstanding shares of Z Media and reserved 419,366 additional shares of Common Stock for issuance upon exercise of outstanding employee stock options of Z Media.

2. Recent Business Combinations and Investments (Continued)

        ClickAgents.Com, Inc.    On November 1, 2000, ValueClick, ClickAgents and ValueClick Acquisition Corp., a wholly-owned subsidiary of ValueClick, entered into an Agreement and Plan of Merger, under which ValueClick agreed to acquire ClickAgents. The merger was completed on December 8, 2000. On that date, the ValueClick Acquisition Corp. was merged with and into ClickAgents and ClickAgents remained as the surviving corporation and a wholly-owned subsidiary of ValueClick. ValueClick accounted for the merger as a pooling-of-interests, and as such, the consolidated financial statements have been restated to include ClickAgents' financial data as if the ClickAgents had always been a part of ValueClick.

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

        The following table presents the historical results of ValueClick, ClickAgents and Z Media for periods prior to the consummation of the mergers:

	2001	2000	1999
Revenues:
ValueClick	$42,703,000	$43,756,000	$20,288,000
ClickAgents	—	12,950,000	4,510,000
Z Media	2,170,000	7,626,000	1,173,000

	$44,873,000	$64,332,000	$25,971,000

Net income (loss):
ValueClick	$(4,607,000)	$(57,544,000)	$(2,489,000)
ClickAgents	—	1,865,000	1,260,000
Z Media	(2,611,000)	346,000	155,000

	$(7,218,000)	$(55,333,000)	$(1,074,000)

Purchases

        Mediaplex, Inc.    On October 19, 2001, ValueClick completed its acquisition of Mediaplex, Inc. and its wholly-owned subsidiary AdWare Systems, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Mediaplex and Mediaplex survived as a wholly-owned subsidiary of ValueClick. Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation.

        Under the terms of the merger agreement, Mediaplex stockholders received .4113 shares of ValueClick common stock for each share of Mediaplex common stock. ValueClick issued a total of approximately 15.1 million shares of its common stock for all the outstanding stock of Mediaplex. In addition, based on shares of Mediaplex common stock underlying its outstanding stock options as of the record date and the exchange ratio, options to purchase approximately 3.0 million additional shares of ValueClick common stock will be assumed by ValueClick.

        The offer and sale of ValueClick common stock under the merger agreement was registered under the Securities Act of 1933 pursuant to ValueClick's Registration Statement on Form S-4, as amended (Registration No. 333-65562) ("Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") and declared effective on September 27, 2001. The Joint Proxy Statement/Prospectus of ValueClick and Mediaplex included in the Registration Statement (the "Joint Proxy Statement/Prospectus") contains additional information about this transaction.

        ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Mediaplex's operations are included in the Company's consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price of approximately $47.6 million at closing, includes the issuance of 15,084,898 shares of common stock valued at approximately $42.7 million (based on the average ValueClick common stock price for the public announcement date and the five trading before and after that date), the assumption options and warrants to purchase an aggregate of 2,968,562 shares of common stock valued at $3.4 million and transaction costs of approximately $1.5 million, which include legal fees, accounting fees, and fees for other related professional services.

        The purchase price approximated the fair value of the tangible net assets acquired.

        Bach Systems, Inc.    On November 20, 2000, ValueClick completed its acquisition of Bach Systems, Inc. ("Bach Systems"), a Florida corporation, by means of an Agreement and Plan of Merger dated as of November 17, 2000 by and between ValueClick, Bach Systems, Inc. and Bach Acquisition Corp. The acquisition was accomplished through a forward triangular merger by which Bach Systems, Inc. merged into Bach Acquisition Corp., a wholly-owned subsidiary of ValueClick. The surviving corporation is Bach Acquisition Corp.

        Bach Systems does business as onResponse.com and is an online affiliate advertising firm. onResponse.com conducts customized cost-per-action and cost-per-lead campaigns on behalf of advertising and direct marketing clients.

        ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Bach Systems' operations are included in the Company's consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price of approximately $5.5 million at closing, includes, $825,000 in cash paid on the closing date of the transaction, 750,000 shares of common stock valued at approximately $3.5 million (based on the average ValueClick common stock price for the public announcement date and the five trading before and after that date), $1.0 million in cash payments to a member of Bach Systems' management with a residual equity interest, and transaction costs of approximately $200,000, which include legal fees, accounting fees, and fees for other related professional services. The consideration may increase by up to $16.6 million depending on the actual amount of potential earnout payments. The potential earnout would be paid out in common stock over the eight successive calendar quarters after the closing date if certain revenue and income before taxes, as defined, milestones are achieved. These earnout opportunities will be included in the purchase price for accounting purposes when the outcome of the contingency is determinable.

        The excess purchase price over the fair value of the tangible net assets acquired of approximately $4.1 million at the closing date was allocated primarily to goodwill and is being amortized over three years.

        The historical operating results of Mediaplex and Bach Systems prior to the acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 2001 and 2000 as if the Mediaplex and Bach Systems acquisitions had been effective as of January 1, 2000 is as follows:

	Year Ended December 31,
	2001	2000
Revenues	$59,199,000	$79,941,000

Net loss attributable to its common shareholders	$(17,861,000)	$(96,706,000)

Basic and diluted net loss per share	$(0.35)	$(2.06)

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

        The Company and ValueClick Japan are subject to the Trademark License, Software License and Copyright Agreement to use the ValueClick advertising network in Japan, which has been subsequently amended to the License and Option Agreement. This agreement requires a monthly license fee based on ValueClick Japan's revenue, subject to monthly and quarterly minimum thresholds. $42,000 was earned from activity for the years ended December 31, 1999 and 2000.

        On August 6, 1999, the Company entered into a Stock Purchase Agreement (the "Agreement") to acquire a controlling interest in ValueClick Japan. Under the Agreement, ValueClick purchased an additional 22.3% of the ValueClick Japan stock for an aggregate purchase price of approximately $4.2 million that was comprised of $78,000 in cash and 320,000 shares of ValueClick common stock with an estimated fair value of $4.1 million giving ValueClick a 54% controlling ownership interest in ValueClick Japan. In January 2000, ValueClick purchased an additional 3.4% of ValueClick Japan stock in exchange for 48,836 shares of ValueClick common stock valued at approximately $633,000, which gave ValueClick a 57.4% ownership interest in ValueClick Japan. The estimated fair value of the ValueClick common stock was determined based on the estimated initial public offering stock price. The acquisition was accounted for using the purchase method and the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed to the extent acquired by the Company. The remaining portion of the ValueClick Japan assets and liabilities were recorded at the historical cost basis of the minority stockholders. The estimated fair value of the tangible assets acquired and the liabilities assumed approximated the historical cost basis and the excess of purchase price over the net tangible assets acquired was allocated to goodwill. The purchase price allocation resulted in goodwill of approximately $4.2 million, which is being amortized on a straight-line basis over an estimated useful life of 5 years. Direct transaction costs related to the acquisition amounted to $32,000.

        On May 31, 2000, ValueClick Japan, the Company's majority owned subsidiary, completed its initial public offering on Japan's "Mothers Market" in which it sold 1,000 shares of its common stock at $27,822 per share. This initial public offering reduced the Company's ownership interest in

ValueClick Japan from 57.4% before the offering to 54.0% after the offering. The proceeds to ValueClick Japan from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $25.4 million. A related gain of $13.7 million was recorded in the consolidated statements of operations for the year ended December 31, 2000 representing the change in net equity for the Company's share of the proceeds received by ValueClick Japan for its stock issuance. A deferred tax liability of approximately $5.6 million was also recognized to reflect the tax impacts of the related gain.

        During 2000, the Company sold 177 shares of its ValueClick Japan holdings for aggregate proceeds of $2.6 million and a resulting gain of $2.3 million. In December 2001, the Company purchased an additional 2,075 shares of ValueClick Japan for aggregate purchase price of $1.3 million. The Company has maintained a majority interest in ValueClick Japan with 59.2% ownership subsequent to the purchase of these shares.

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

        During 2000, the Company sold 165,000 shares of its DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million.

        In December 2000, the Company's management made an assessment that the decline in market value of the remaining DoubleClick stock was other than temporary. Factors considered in arriving at this determination in December 2000 included: the market value of the DoubleClick common stock was significantly below the carrying value for a continuous period of six months or more; the prospects for a recovery in the market value of the DoubleClick common stock was not likely in the near term given the market conditions that developed in the Internet advertising market in the fourth quarter of 2000; and DoubleClick's December 2000 announcement of a significant downward adjustment to its fourth quarter 2000 results and future financial projections as a result of market conditions. Accordingly, for the year ended December 31, 2000 the Company recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for a separate component of stockholders' equity.

        In April 2001, the Company sold its remaining 567,860 shares of its DoubleClick common stock for cash proceeds of $6.9 million. The sale of these shares resulted in a realized gain of $701,000.

4. Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2001	2000
Computer equipment and purchased software	$15,261,000	$3,012,000
Furniture and equipment	2,336,000	983,000
Vehicles	92,000	56,000
Leasehold improvements	472,000	242,000

	18,161,000	4,293,000
Less: accumulated depreciation and amortization	(11,036,000)	(1,058,000)

	$7,125,000	$3,235,000

5. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consisted of the following:

	December 31,
	2001	2000
Accounts payable	$1,746,000	$6,360,000
Accrued payments to third-party web sites	3,478,000	1,192,000
Other accruals	6,701,000	2,909,000

	$11,925,000	$10,461,000

6. Income Taxes

      The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 is comprised of the following:

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$(280,000)	$2,381,000	$1,769,000
State	21,000	569,000	453,000
Foreign	330,000	497,000	—

	$71,000	$3,447,000	$2,222,000
Deferred:
Federal	$(32,000)	$(789,000)	$(309,000)
State	(5,000)	(119,000)	(60,000)

	(37,000)	(908,000)	(369,000)

Provision for income taxes	$34,000	$2,539,000	$1,853,000

        The components of the deferred tax assets at December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Impairment write-down of marketable securities	$—	$24,543,000
Net operating losses	16,834,000	—
Capital loss carryforward	28,958,000	2,715,000
Allowance for doubtful accounts	618,000	432,000
Accrued expenses	689,000	528,000
Current state taxes	7,000	163,000
Depreciation and amortization	86,000	77,000
Other	7,000	173,000

Gross deferred tax assets	47,199,000	28,631,000
Valuation allowance	(39,577,000)	(21,693,000)

Net deferred tax assets	7,622,000	6,938,000
Deferred tax liabilities:
Capital gains from ValueClick Japan stock issuance	5,850,000	5,565,000
Other	706,000	—

Total deferred tax liabilities	6,556,000	5,565,000

Net deferred tax assets	$1,066,000	$1,373,000

        Due to the uncertainty surrounding realization of the tax benefits in the future, the Company has placed a valuation allowance against its deferred tax assets except for the balance it believes is more likely than not of being recovered. At December 31, 2001, the Company had net operating losses for federal and state purposes of $42.1 million. The federal and state net operating losses begin to expire in 2011 and 2004, respectively.

        The overall effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2001, 2000 and 1999 as follows:

	Year Ended December 31,
	2001	2000	1999
Tax benefit based on the federal statutory rate	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal benefit	(6.1)	(6.1)	6.1
Equity in loss of ValueClick Japan	—	—	(5.0)
Stock based compensation	11.6	3.8	171.3
Non-deductible amortization	4.2	0.8	31.5
Non-deductible merger-related costs	3.0	—	—
Impairment write-down of marketable securities	—	45.5	—
Gain on ValueClick Japan stock issuance	—	(10.3)	—
Capital losses	—	5.0	—
Effects of foreign income	6.9	—	—
Federal effect of state rate change	6.9	—	—
Deferred tax recognition for prior acquisition	8.6	—	—
Other, net	(0.6)	0.1	(1.8)

	0.5%	4.8%	236.1%

7. Capitalization

Preferred Stock

        In May and June 1998, the Company sold membership interests in ValueClick, LLC for total proceeds of approximately $776,000. On December 31, 1998, in connection with the Company's conversion and reincorporation, the membership interests were exchanged for Series A and Series B preferred stock. The exchange of the membership interests for preferred stock is summarized as follows:

Shares issued to exchange membership interests for Series A preferred stock	297,132
Shares issued to exchange membership interests for Series B preferred stock	1,047,804

Total	1,344,936

        In the first and second quarter of 1999, the Company sold 1,301,850 shares of Series C preferred stock at $2.70 per share, for total gross proceeds of approximately $3,515,000. Costs associated with the Series C financing amounted to $18,000 and were netted against the proceeds received.

        Convertible preferred stock in the accompanying balance sheet also includes the issued and outstanding shares (as adjusted) of Z Media Series A and B convertible preferred stock. The Z Media preferred stock has similar rights to common stock, except for liquidation preferences over the common stockholders equal to the original issuance price plus any declared dividends.

        Convertible preferred stock at December 31, 1999 consists of the following:

	Shares Outstanding	Liquidation Preference
Series A convertible	297,132	$60,000
Series B convertible	1,047,804	716,000
Series C convertible	1,301,850	3,515,000
Z Media Series A convertible	285,862	752,000

	2,932,648	$5,043,000

        Convertible preferred stock at December 31, 2000 consists of the following:

	Shares Outstanding	Liquidation Preference
Z Media Series A	285,862	$752,000
Z Media Series B	116,241	501,000

	402,103	$1,253,000

        Significant terms of the ValueClick Series A, B and C preferred stock are as follows:

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

        Upon the closing of the Company's initial public stock offering, all of the ValueClick's then outstanding Series A, B and C Preferred Stock automatically converted into common stock on a one-for-one basis.

        The Z Media Series A and B preferred stock was converted into common stock and exchanged for ValueClick common stock upon the consummation of the merger with ValueClick as discussed in Note 2.

Warrants

        In connection with the Mediaplex acquisition, the Company assumed a fully vested warrant to purchase 205,650 shares of common stock at $1.22 per share. The warrant was exercised during 2001.

Founding Employee Restricted Stock

        In May and June of 1998, the Company issued LLC ownership interests to six founding employees for no consideration and recorded a charge to stock-based compensation of $61,375 for the estimated fair value of the LLC ownership interests issued to these employees. The ownership interests were converted into 707,923 shares of common stock upon completion of the LLC conversion and reincorporation on December 31, 1998. In May 1999, the Company entered into stock restriction agreements with these founding employees' restricting 608,878 of their shares to monthly vesting over a 48-month period from their original dates of employment, with the unvested shares fully vesting upon the completion of the Company's initial public offering. The unvested shares were subject to repurchase upon the employees termination. The Company recorded deferred stock compensation amounting to $1.4 million for the remeasurement of these shares covered under the restriction agreements. The deferred amount will be recognized as compensation expense over the vesting period. During the years ended December 31, 2001, 2000 and 1999, such compensation expense included in stock-based compensation in the accompanying consolidated statement of operations amounted to approximately $225,000, $527,000 and $549,000, respectively. At December 31, 2001 and 2000, 0 and 209,263 shares of common stock, respectively, were subject to repurchase under the restricted stock agreements.

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

8. Stock Options

1999 Stock Option Plan

        On May 13, 1999, the Board of Directors adopted and the stockholders approved, the 1999 Stock Option Plan (the "1999 Stock Plan"). A total of 5,000,000 shares of common stock have been reserved for issuance under the 1999 Stock Plan, of which 1,110,943 shares were available for future grant at December 31, 2001.

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

Mediaplex Stock Option Plan

        Pursuant to the merger with Mediaplex, the Company assumed the 1997 Stock Option Plan of Mediaplex (the "Mediaplex Plan"), including incentive stock options to purchase 2,762,912 shares of common stock with exercise prices ranging from $1.22 to $247.99. Options granted under the Mediaplex Plan are generally exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. As of December 31, 2001, 93,904 shares were available for future grant.

Z Media Stock Option Plan

        Pursuant to the merger with Z Media, the Company assumed the Stock Option Plan of Z Media (the "Z Media Plan"), including incentive stock options to purchase 419,366 shares of common stock with exercise prices ranging from $0.26 to $7.91. Options granted under the Z Media Plan are generally exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. As of December 31, 2001, 152,873 shares were available for future grant.

ClickAgents Stock Option Plan

        Pursuant to the merger with ClickAgents, the Company assumed the Stock Option Plan of ClickAgents (the "ClickAgents Plan"), including incentive stock options to purchase 427,269 shares of common stock with exercise prices ranging from $0.07 to $3.95. Options granted under the ClickAgents

Plan are generally exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. As of December 31, 2001, 147,450 shares were available for future grant.

        The following table summarizes activity under the Stock Option Plan and also includes the 750,000 shares of common stock granted outside the plan and options granted to non-employees for the years ended December 31, 2001, 2000 and 1999:

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at December 31, 1998	—	$—	$—
Granted	2,878,822	$0.26 to $11.00	$1.22
Exercised	(2,916)	1.00	1.00
Forfeited/expired	(13,084)	1.00 to 2.00	1.08

Options outstanding at December 31, 1999	2,862,822	$0.26 to $11.00	$1.20
Granted	1,502,000	5.06 to 11.00	9.84
Assumed from ClickAgents	427,269	0.07 to 3.95	.76
Assumed from Z Media	419,366	0.26 to 7.91	2.30
Exercised	(585,111)	0.25 to 2.00	.57
Forfeited/expired	(825,398)	0.25 to 11.00	4.01

Options outstanding at December 31, 2000	3,800,948	$0.26 to $11.00	$1.20
Granted	1,708,366	2.03 to 5.69	4.03
Assumed from Mediaplex	2,762,912	1.22 to 247.99	10.52
Exercised	(207,749)	0.07 to 2.00	2.49
Forfeited/expired	(1,755,876)	0.07 to 190.86	4.01

Options outstanding at December 31, 2001	6,308,601	$0.07 to $247.99	$5.65

        Options granted during the year ended December 31, 2001, 2000 and 1999, net of cancellations, resulted in a total deferred compensation amount of approximately $282,000, $3,910,000 and $7,270,000, respectively, which was included in deferred stock compensation in stockholders' equity. Deferred compensation expense is recognized over the service period by using the aggregate percentage of compensation accrued by the end of each year of service (the vesting period). During the years ended December 31, 2001, 2000 and 1999, such compensation expense included in stock-based compensation in the statement of operations amounted to approximately $2,699,000, $4,531,000 and $2,394,000 respectively.

        The weighted-average per-share fair value of individual options granted during 2001, 2000 and 1999 were $3.24, and $13.69 and $4.27 respectively.

        Additional information with respect to the outstanding options as of December 31, 2001 is as follows:

			Options Exercisable
	Options Outstanding Average Remaining Contractual Life (In Years)
Number of Shares		Average Exercise Prices	Number of Shares	Average Exercise Price
2,172,166	6.83	$0.67	1,840,845	$0.70
2,050,439	7.50	$1.30	1,886,277	$1.28
263,113	5.09	$2.43	7,476	$2.73
381,063	6.75	$7.29	172,208	$7.48
548,581	8.08	$44.43	209,829	$51.42

6,308,601	7.18	$5.65	4,292,028	$3.86

        The Company calculated the fair value of each option grant on the date of grant using the option-pricing models as prescribed by Statement No. 123 using the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rates	5%	5%	5%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	145%	109%	0%

Fair Value Disclosures

        The Company applies the provisions of APB 25 and related interpretations in accounting for employee stock-based compensation arrangements. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under the method prescribed by SFAS No. 123, the Company's net loss for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

	Year Ended December 31,
	2001	2000	1999
Net loss:
As reported	$(7,218,000)	$(55,333,000)	$(1,074,000)
Pro forma	$(11,021,000)	$(62,710,000)	$(3,683,000)
Net loss per share—basic and diluted:
As reported	$(0.20)	$(1.72)	$(0.06)
Pro forma	$(0.30)	$(1.95)	$(0.21)

Options Issued to Non-Employees

        In October 1999, the Company granted 24,000 stock options to a non-employee consultant, for services provided, that are non-forfeitable and immediately exercisable into the Company's common stock. In addition, in December 1999, the Company agreed to issue 6,000 shares of common stock in exchange for services provided by consultants to ValueClick Europe during 1999. The stock and stock options were valued at the estimated value of the services provided, and the Company recorded a charge of approximately $563,000 to stock-based compensation in the accompanying consolidated statement of operations for the year ended December 31, 1999.

9. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net loss	$(7,218,000)	$(55,333,000)	$(1,074,000)
Denominator:
Weighted average common shares	37,058,000	32,151,000	17,683,000

Basic and diluted net loss per common share	$(0.20)	$(1.72)	$(0.06)

        The diluted per share computations exclude convertible preferred stock, unvested restricted shares, and common stock options which were antidilutive. The numbers of shares excluded from the diluted net loss per common share computation were 4,023,977, 1,614,000 and 8,412,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

10. Debt

        The Company's debt obligations are summarized as follows:

	December 31,
	2001	2000
Note payable bank 2.9%, $900 principal and interest paid monthly, due December 2002	$13,000	$23,000
Note payable bank, 3.25%, $14,000 principal and interest paid monthly, due December 2007	912,000	—
Note payable shareholder, non-interest bearing, $100,000 due in March 2002 and $110,000 due in March 2003	210,000	—
Line of credit, prime rate plus 1% (5.75% at December 31, 2001)	—	101,000

Total	1,135,000	124,000
Less current portion	266,000	111,000

	$869,000	$13,000

        In October 1999, the Company entered into a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving line of credit. Interest on outstanding balances will accrue at an annual rate of one percentage point above the Bank's Prime Rate (4.75% at December 31, 2001). The credit facility has a revolving maturity date that is the anniversary date of the agreement and is collateralized by substantially all the Company's assets. As of December 31, 2001, no amounts were outstanding under this line of credit. The credit facility matures on April 1, 2002 and based on the Company's current financial condition, the Company does not intend to renew.

        In May 2000, the Company entered into a loan and security agreement with Bank of America for a $200,000 revolving line of credit. Interest on outstanding balances accrues at an annual rate of one percentage point above the Bank's Prime Rate (4.75% at December 31, 2001). There was no outstanding balance as of December 31, 2001.

11. Defined Contribution Plan

        The Company has a Savings Plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All full time employees on the payroll of the Company are eligible to participate in the plan. The Savings Plan does not invest participant contributions in the Company's common stock. Company matching and profit sharing contributions are discretionary. Contributions to the Plan amounted to $135,000, $75,000 and $24,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

12. Commitments and Contingencies

Leases

        Future minimum net lease payments, net of sublease income, under noncancellable operating and capital leases with initial or remaining lease terms in excess of one year as of December 31, 2001 are as follows:

Year Ending December 31:	Operating Leases	Capital Leases
2002	$2,983,000	$294,000
2003	2,165,000	127,000
2004	2,048,000	10,000
2005	639,000	—
2006	456,000	—
Thereafter	1,824,000	—

Total minimum lease payments	$10,115,000	$431,000

Less amount representing interest		(31,000)

Present value of minimum lease payments		400,000
Less current portion		(277,000)

		$123,000

        Total rent expense under operating leases, net of sublease income was $2.2 million, $1.3 million $197,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Legal Action

  Mediaplex Class Action Litigation

        Mediaplex, Inc., ValueClick's wholly-owned subsidiary acquired on October 19, 2001, is involved in three putative class action lawsuits. In July and August 2001, these class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz vs. Mediaplex, Inc. et al., Atlas vs. Mediaplex, Inc. et al., and Mashayekh vs. Mediaplex, Inc. et al. In addition to Mediaplex and each of its underwriters for its November 1999 initial public offering, Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are former officers and directors of Mediaplex, are named as individual defendants. Mr. Raifman is a current member of the ValueClick board of directors. The cases are pending before the United States District Court for the Southern District of New York.

        The complaint alleges that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a prospectus that contained "materially false and misleading information and failed to disclose material information." It alleges that the prospectus was false and misleading because it failed to disclose the underwriter defendants' purported agreement with investors to provide them with unspecified amounts of Mediaplex shares in the initial public offering in exchange for undisclosed commissions; and the purported agreement between the underwriter defendants and certain of their customers whereby the underwriter defendants would allocate shares in Mediaplex's initial public offering to those customers in exchange for the customers' agreement to purchase Mediaplex shares in the after-market at pre-determined prices.

        Five additional putative class action lawsuits were recently commenced on behalf of all persons who acquired Mediaplex, Inc. securities against the underwriter defendants only. These cases are also pending before the United States District Court for the Southern District of New York. Information on these cases is incomplete. Based on the information available, neither Mediaplex, Inc. nor its former directors or officers have been named as defendants in these cases. At a later date, Mediaplex, Inc. and its former officers and directors may be added as defendants.

        ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

  24/7 Real Media Patent Infringement Litigation

        In October of 2001, ValueClick received a demand letter from 24/7 Real Media, Inc. ("24/7 Real Media") alleging that the ad-serving technology of both ValueClick and Mediaplex infringes upon 24/7 Real Media's '368 ad-serving patent and including a demand that the companies purchase a license for the patent. The Company responded with a detailed letter denying liability. In February of 2002, 24/7 Real Media filed a patent infringement suit against ValueClick and Mediaplex in the Southern District of New York. The complaint seeks injunctive relief and unspecified damages relating to alleged patent infringement of 24/7 Real Media's '368 patent. ValueClick believes that neither its nor Mediaplex's technology violates 24/7 Real Media's patent. In February of 2002, after receiving notice of 24/7 Real Media's lawsuit, ValueClick filed a Declaratory Judgment action in the United States District Court for the Northern District of California. The parties are currently litigating the issue of venue. ValueClick believes that the patent infringement allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded any accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

  ClickAgents Litigation

        On February 22, 2001, a complaint was filed in Los Angeles Superior Court (Case No. BC245538) against ValueClick, its subsidiary ClickAgents, and the two founders of ClickAgents, both of whom remain employees of ClickAgents. The plaintiff, Adam Powell, alleged that the founders of ClickAgents entered into a joint venture agreement and other related agreements with him in early 1999, and that the founders and ClickAgents breached those agreements in July 1999 when the plaintiff's relationship with ClickAgents was terminated. The plaintiff also asserted various other causes of action, including fraud, breach of fiduciary duty, and conversion, arising from the same set of allegations. The plaintiff claimed he was entitled to a percentage of ClickAgents' profits and a percentage of the merger consideration from ValueClick, which the plaintiff estimated in his complaint to exceed $11 million, and to other equitable relief, including appointment of a receiver. On May 4, 2001, the plaintiff filed a First Amended Complaint, removing some of his causes of actions and adding Chase Mellon Shareholder Services, LLC, ValueClick's transfer agent and registrar, as a new defendant.

        On May 25, 2001, ValueClick and ClickAgents jointly filed a demurrer and motion to strike with the court. On June 15, 2001, the court granted in part ValueClick's and ClickAgents' demurrer and dismissed all claims against ValueClick and ClickAgents and ordered the plaintiff to file an amended complaint against the remaining individual defendants in the case. On July 18, 2001, the plaintiff filed a petition for a writ of mandate requesting that the Court of Appeals vacate the court's order to dismiss ValueClick and ClickAgents. The Court of Appeals summarily denied that petition on August 7, 2001. The litigation, including the appeal, was settled on January 22, 2002. Pursuant to the terms of the settlement, the plaintiff received 363,409 shares of ValueClick common stock held in an escrow account established in connection with the acquisition of ClickAgents that would have otherwise been distributed to the stockholders of ClickAgents. Immediately upon delivery of these shares, ValueClick purchased the shares from the plaintiff pursuant to a redemption agreement for approximately $1.1 million. The Superior Court complaint and the Court of Appeals proceeding have been dismissed with prejudice, and the litigation is thus concluded.

        Other than the 24/7 Real Media, ClickAgents and Mediaplex matters discussed above, the Company is not a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that would have a material adverse effect on its business, operating results, cash flows or financial condition. From time to time, the Company may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, the Company receives letters alleging infringement of patent or other intellectual property rights. The Company's management believes that these letters generally are without merit and intend to contest them vigorously.

13. Restructuring expense

        In the fourth quarter of 2001, the Company recorded a restructuring charge of $515,000. The restructuring charge represents a provision for consolidating certain leased facilities in New York, New York. As of December 31, 2001, $52,000 of the charge was paid.

14. Segments and Geographic Information

        ValueClick derives its revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

        Revenues, operating income (loss) and total assets by segment are as follows (in thousands):

	Revenues			Income (Loss) From Operations			Total Assets
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Media	$41,446	$64,332	$25,971	$(12,445)	$(3,256)	$804	$136,375	$154,050	$18,737
Technology	3,427	—	—	(518)	—	—	54,251	—	—

Total	$44,873	$64,332	$25,971	$(12,963)	$(3,256)	$804	$190,626	$154,050	$18,737

        Capital expenditures and depreciation have not been significant for the technology segment.

        The Company's operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan and with operations in Europe through our wholly-owned subsidiary, ValueClick Europe, ValueClick France and ValueClick Germany. Other international subsidiaries included ValueClick Canada and ValueClick Brazil, which were closed during 2001. The Company's geographic information is as follows:

	Year Ended December 31, 2001
			Long-lived Assets at December 31, 2001
	Revenues	Loss from Operations
United States	$29,513,000	$(11,233,000)	$13,389,000
Japan	10,199,000	(179,000)	1,101,000
Europe	5,094,000	(1,283,000)	111,000
Other International	67,000	(268,000)	24,000

Total	$44,873,000	$(12,963,000)	$14,625,000

	Year Ended December 31, 2000
			Long-lived Assets at December 31, 2000
	Revenues	Income (Loss) From Operations
United States	$50,194,000	$(3,005,000)	$9,989,000
Japan	11,679,000	1,523,000	471,000
Europe	2,443,000	(1,140,000)	154,000
Other International	16,000	(634,000)	48,000

Total	$64,332,000	$(3,256,000)	$10,662,000

	Year Ended December 31, 1999
			Long-lived Assets at December 31, 1999
	Revenues	Income (Loss) From Operations
United States	$23,878,000	$961,000	$4,921,000
Japan	2,093,000	15,000	200,000
Europe	—	(172,000)	17,000

Total	$25,971,000	$804,000	$5,138,000

15. Subsequent Event (Unaudited)

        On March 10, 2002, the Company entered into a merger agreement with Be Free, Inc., a provider of performance-based marketing technology and services. The merger agreement, which has been approved by the board of directors of both companies, provides that each holder of Be Free common stock will receive 0.65882 shares of ValueClick common stock for each share of Be Free common stock they own. The merger, anticipated to close by the end of the second quarter of 2002, is subject to approval by the stockholders of both companies, regulatory approval and other customary closing conditions. In the merger, the Company expects to issue approximately 43.4 million shares of its common stock for all the outstanding common stock of Be Free and assume Be Free options to purchase approximately 6.4 million shares of ValueClick common stock. When the merger is completed, Be Free will become a wholly-owned subsidiary of ValueClick and Be Free's stockholders will own approximately 45% of the combined company's outstanding shares.

SCHEDULE II

VALUECLICK, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2001:
Allowance for doubtful accounts	$1,759,000	$1,751,000	$(1,964,000)	$1,546,000
2000:
Allowance for doubtful accounts	$849,000	$2,600,000	$(1,690,000)	$1,759,000
1999:
Allowance for doubtful accounts	$8,000	$841,000	—	$849,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 15th day of March, 2002.

VALUECLICK, INC.
By:	/s/ JAMES ZARLEY James Zarley President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES R. ZARLEY James R. Zarley	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 22, 2002
/s/ STEVEN J. UMBERGER Steven J. Umberger	Director	March 22, 2002
/s/ KURT A. JOHNSON Kurt A. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2002
/s/ DAVID S. BUZBY David S. Buzby	Director	March 22, 2002
Jeffrey E. Epstein	Director

S-1

Martin T. Hart	Director
Robert D. Leppo	Director
/s/ GREGORY R. RAIFMAN Gregory R. Raifman	Director	March 22, 2002
Tom A. Vadnais	Director
/s/ IRA CARLIN Ira Carlin	Director	March 22, 2002

S-2

QuickLinks

FORM 10-K
VALUECLICK, INC. FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
CONSOLIDATED STATEMENT OF OPERATIONS DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
VALUECLICK, INC. CONSOLIDATED BALANCE SHEETS
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VALUECLICK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE II
VALUECLICK, INC. VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
POWER OF ATTORNEY