Form 10-Q
period 2002-03-31
VALUECLICK INC/CA
filed 2002-05-13
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        The number of shares of the Registrant's common stock outstanding as of May 10, 2002 was 53,669,308.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	March 31, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,891,000	$23,969,000
Marketable securities	136,464,000	135,996,000
Accounts receivable, net	9,026,000	9,203,000
Income taxes receivable	257,000	340,000
Deferred tax assets	1,066,000	1,394,000
Prepaid expenses and other current assets	933,000	989,000

Total current assets	174,637,000	171,891,000
Property and equipment, net	7,125,000	5,535,000
Intangible assets, net	7,500,000	8,102,000
Other assets	1,364,000	1,623,000

TOTAL ASSETS	$190,626,000	$187,151,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,925,000	$9,992,000
Income taxes payable	148,000	5,000
Deferred revenue	93,000	79,000
Note payable, current portion	266,000	266,000
Capital lease obligation, current portion	277,000	277,000

Total current liabilities	12,709,000	10,619,000
Notes payable, less current portion	869,000	729,000
Capital lease obligation, less current portion	123,000	42,000
Other non-current liabilities	33,000	33,000
Minority interest in consolidated subsidiary	11,385,000	11,321,000
STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	53,000	54,000
Additional paid-in capital	238,522,000	239,700,000
Treasury stock, at cost	(2,959,000)	(4,059,000)
Deferred stock compensation	(1,453,000)	(903,000)
Accumulated deficit	(63,634,000)	(64,749,000)
Accumulated other comprehensive loss	(5,022,000)	(5,636,000)

Total stockholders' equity	165,507,000	164,407,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,626,000	$187,151,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three-month Period Ended March 31,
	2001	2002
Revenues	$12,716,000	$12,356,000
Cost of revenues	6,123,000	4,571,000

Gross profit	6,593,000	7,785,000
Operating expenses:
Sales and marketing (excludes stock-based compensation of $303,000 and $174,000 for 2001 and 2002, respectively)	2,965,000	3,966,000
General and administrative (excludes stock-based compensation of $498,000 and $285,000 for 2001 and 2002, respectively)	3,710,000	3,738,000
Product development (excludes stock-based compensation of $159,000 and $91,000 for 2001 and 2002, respectively)	1,041,000	2,121,000
Stock-based compensation	960,000	550,000
Amortization of intangible assets	462,000	45,000
Merger-related costs	713,000	17,000

Total operating expenses	9,851,000	10,437,000

Loss from operations	(3,258,000)	(2,652,000)
Interest income, net	1,390,000	1,277,000
Foreign currency transaction loss	—	59,000

Loss before income taxes and minority interest	(1,868,000)	(1,316,000)
Provision for (benefit from) income taxes	100,000	(137,000)

Loss before minority interest	(1,968,000)	(1,179,000)
Minority share of (income) loss of subsidiary	(144,000)	64,000

Net loss	$(2,112,000)	$(1,115,000)

Basic and diluted net loss per common share:	$(0.06)	$(0.02)

Shares used to calculate basic and diluted net loss per common share:	36,436,000	53,250,000

Net loss	$(2,112,000)	$(1,115,000)
Other comprehensive income (expense):
Foreign currency translation adjustment	(2,687,000)	(177,000)
Unrealized gain (loss) on marketable securities, net of tax	135,000	(437,000)

Comprehensive loss	$(4,664,000)	$(1,729,000)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-month period ended March 31,
	2001	2002
Net cash used in operating activities	$(2,473,000)	$(1,572,000)
Cash flows from investing activities:
Purchase of marketable securities	—	(1,259,000)
Proceeds from the sale of marketable securities	—	1,000,000
Purchases of property and equipment	(641,000)	(126,000)
Purchases of intangible assets	(14,000)	(13,000)

Net cash used in investing activities	(655,000)	(398,000)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,100,000)
Proceeds from the exercises of common stock options	19,000	546,000
Repayments on short-term debt	(101,000)	—
Repayments on notes payable and capital leases	(6,000)	(221,000)

Net cash used in financing activities	(88,000)	(775,000)

Effect of currency translations	(2,687,000)	(177,000)

Net decrease in cash and cash equivalents	(5,903,000)	(2,922,000)
Cash and cash equivalents, beginning of period	121,204,000	26,891,000

Cash and cash equivalents, end of period	$115,301,000	$23,969,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTIING AND FINANCING TRANSACTIONS:
Issuance of common stock for earnout provision of purchase business combination	$—	$633,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    BASIS OF PRESENTATION and NEW ACCOUNTING PRONOUNCEMENTS

        The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (the "SEC") under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that may be included in the Company's annual consolidated financial statements and footnotes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the information contained in the Company's registration statement on Form S-4 related to the proposed merger with Be Free, Inc, as amended, originally filed with the SEC on March 22, 2002 and declared effective by the SEC on April 15, 2002.

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

        VALUECLICK MEDIA—The ValueClick Media segment provides digital marketing solutions for advertisers and Web publishers. Through a combination of digital advertising, digital marketing and digital retention marketing, the ValueClick Media segment provides marketers with custom media solutions to both build brand value and attract targeted, high-quality customers. ValueClick provides online advertisers and publishers of Web sites advertising models known as cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-lead ("CPL"), in which an advertiser only pays ValueClick, and ValueClick in turn only pays a publisher of a Web site, when an Internet user clicks on an advertiser's banner advertisement or performs a specific action, such as a software download, an online registration or other transactions. Additionally, ValueClick provides advertisers a branding model known as cost-per-thousand-impressions ("CPM") whereby the advertiser pays for the number of times an advertisement is viewed.

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

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes a new standard for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The Company adopted SFAS No. 142 on January 1, 2002, accordingly goodwill will be tested at the reporting unit within the related business segment annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill from the Company's past business combinations has ceased. Management does not anticipate recording a goodwill impairment charge during 2002. However, future impairment assessments made could result in additional impairment charges to reduce the carry values of these assets in future periods. Adjusted net loss and basic and diluted net loss per common share for the three-month period ended March 31, 2001, excluding amortization of goodwill are as follows:

Three-month Period Ended March 31, 2001
Reported net loss	$(2,112,000)
Add back: Goodwill amortization	406,000

Adjusted net loss	$(1,706,000)

Reported basic and diluted net loss per common share	$(0.06)
Add back: Goodwill amortization	0.01

Adjusted basic and diluted net loss per common share	$(0.05)

        In August of 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. Management expects to adopt SFAS No. 143 effective January 1, 2003 and does not expect that the adoption of this new standard will have a significant impact on our results of operations and financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for "Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Company's results of operation or financial position.

2.    DOUBLECLICK INVESTMENT.

        On February 28, 2000, the Company consummated an investment by DoubleClick under a common stock and warrant purchase agreement (the "Agreement") entered into on January 11, 2000 whereby DoubleClick acquired 7,878,562 shares of the Company's common stock for a purchase price of approximately $12.16 per share. The purchase price was paid with $10.0 million in cash and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share for the public announcement date of January 13, 2000 and the 5 trading days before and 5 trading days thereafter. Under the Agreement, the Company also issued a warrant to DoubleClick to acquire additional shares of the Company's common stock at $21.76 per share payable in DoubleClick common stock which is exercisable for that number of shares that would result in DoubleClick owning 45% of the Company's outstanding common stock on a fully diluted basis. The warrant was exercisable for the 15-month period commencing on February 28, 2000 and it expired under its terms unexercised in May 2001.

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

3.    RECENT and PROPOSED BUSINESS COMBINATIONS

Purchase

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

        The offer and sale of ValueClick common stock under the merger agreement was registered under the Securities Act of 1933, as amended, pursuant to ValueClick's Registration Statement on Form S-4, as amended (Registration No. 333-65562) ("Registration Statement"), filed with the Securities and

Exchange Commission (the "SEC") on July 20, 2001 and declared effective on September 27, 2001. The Joint Proxy Statement/Prospectus of ValueClick and Mediaplex included in the Registration Statement (the "Joint Proxy Statement/Prospectus") contains additional information about this transaction.

        ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Mediaplex's operations are included in the Company's consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price of approximately $47.6 million at closing, includes the issuance of 15,084,898 shares of common stock valued at approximately $42.7 million (based on the average ValueClick common stock price for the public announcement date and the five trading days before and after that date), the assumption of options and warrants to purchase an aggregate of 2,968,562 shares of common stock valued at $3.4 million and transaction costs of approximately $1.5 million, which include legal fees, accounting fees, and fees for other related professional services.

Pooling-of-Interests

        On January 31, 2001, the Company consummated its merger with Z Media. In connection with the merger, the Company issued an aggregate of 2,727,678 shares of its Common Stock in exchange for all outstanding shares of Z Media and reserved 419,366 additional shares of Common Stock for issuance upon exercise of outstanding employee stock options of Z Media.

        The Company accounted for the merger as pooling-of-interests, and as such, the condensed consolidated financial statements as of and for the three-month period ended March 31, 2001 has been restated to combine Z Media's financial data as if it had always been a part of the Company.

        Merger-related costs of $713,000 and $17,000 included in the condensed consolidated statements of operations for the three-month periods ended March 31, 2001 and 2002, respectively, were comprised primarily of direct transaction costs related to the Z Media merger.

Proposed Purchase

        On March 10, 2002, the Company entered into a merger agreement with Be Free, Inc. ("Be Free"), a provider of performance-based marketing technology and services. The merger agreement, which has been approved by the board of directors of both companies, provides that each holder of Be Free common stock will receive 0.65882 shares of ValueClick common stock for each share of Be Free common stock they own. The merger, anticipated to close by the end of May 2002, is subject to approval by the stockholders of both companies. In the merger, the Company expects to issue approximately 43.4 million shares of its common stock for all the outstanding common stock of Be Free and assume Be Free options to purchase approximately 6.4 million shares of ValueClick common stock. The shares to be used in the merger have been registered through a Registration Statement filed on Form S-4, as amended, originally filed with the Securities and Exchange Commission ("SEC") on March 22, 2002 and declared effective by the SEC on April 15, 2002. When the merger is completed, Be Free will become a wholly-owned subsidiary of ValueClick and Be Free's stockholders will own approximately 45% of the combined company's outstanding shares.

4.    ACCOUNTS RECEIVABLE.

        Accounts receivable are stated net of an allowance for doubtful accounts of $1,546,000 and $1,765,000 at December 31, 2001 and March 31, 2002, respectively.

5.    PROPERTY AND EQUIPMENT.

        Property and equipment consisted of the following:

	December 31, 2001	March 31, 2002
Computer equipment and purchased software	$15,261,000	$15,180,000
Furniture and equipment	2,336,000	2,336,000
Vehicles	92,000	92,000
Leasehold improvements	472,000	472,000

	18,161,000	18,080,000
Less: accumulated depreciation and amortization	(11,036,000)	(12,545,000)

	$7,125,000	$5,535,000

6.    INTANGIBLE ASSETS.

        Intangible assets are comprised primarily of goodwill, which represents the excess of the cost of the acquired business over the identifiable net assets acquired, and purchased technologies. Purchased technologies are being amortized on a straight-line basis over 3 to 5 years. Intangible assets are stated net of accumulated amortization of $3,392,000 and $3,437,000 at December 31, 2001 and March 31, 2002, respectively.

        The Company's goodwill is primarily related to specific operating units such as ValueClick Japan and Bach Systems with no enterprise level goodwill. The carrying amounts of goodwill are reviewed annually and more frequently if the facts and circumstances arise indicating potential impairment of their carrying value. Factors considered by the Company include, but are not limited to, significant under performance relative to expected historical or projected future operating results, and significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business. The Company measures any permanent impairment based on the fair value method. To date, no such impairment charge has been necessary.

7.    MARKETABLE SECURITIES

        Marketable securities as of March 31, 2002 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than three years. All of the Company's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

        Marketable securities at March 31, 2002 are comprised of the available for sale investment grade corporate debt securities with an aggregate cost of $136.3 million, an estimated fair value of $136.0 million, and unrealized losses of $260,000. Marketable securities at December 31, 2001 had an aggregate cost of $136.0 million, an estimated fair value of $136.5 million, and unrealized gains of $467,000.

8.    COMMITMENTS AND CONTINGENCIES.

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

  24/7 Real Media Patent Infringement Litigation

        In October of 2001, ValueClick received a demand letter from 24/7 Real Media, Inc. alleging that the ad-serving technology of both ValueClick and Mediaplex infringes upon 24/7 Real Media's "368 ad-serving patent and including a demand that the companies purchase a license for the patent. The Company responded with a detailed letter denying liability. In February of 2002, 24/7 Real Media filed a patent infringement suit against ValueClick and Mediaplex in the Southern District of New York. The complaint seeks injunctive relief and unspecified damages relating to alleged patent infringement of 24/7 Real Media's "368 patent. ValueClick believes that neither its nor Mediaplex's technology violates 24/7 Real Media's patent. In February of 2002, after receiving notice of 24/7 Real Media's lawsuit, ValueClick filed a Declaratory Judgment action in the United States District Court for the Northern District of California. The parties are currently litigating the issue of venue. ValueClick believes that the patent infringement allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded any accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

  ClickAgents Litigation

        On February 22, 2001, a complaint was filed in Los Angeles Superior Court (Case No. BC245538) against ValueClick, its subsidiary ClickAgents, and the two founders of ClickAgents, both of whom remain employees of ClickAgents. The plaintiff, Adam Powell, alleged that the founders of ClickAgents entered into a joint venture agreement and other related agreements with him in early 1999, and that the founders and ClickAgents breached those agreements in July 1999 when the plaintiff's relationship with ClickAgents was terminated. The plaintiff also asserted various other causes of action, including fraud, breach of fiduciary duty, and conversion, arising from the same set of allegations. The litigation, including the appeal, was settled on January 22, 2002. Pursuant to the terms of the settlement, the plaintiff received 363,409 shares of ValueClick common stock held in an escrow account established in connection with the acquisition of ClickAgents that would have otherwise been distributed to the stockholders of ClickAgents. Immediately upon delivery of these shares, ValueClick purchased the shares from the plaintiff, at a price that approximated the fair value at the date of the purchase, pursuant to a redemption agreement for approximately $1.1 million. The Superior Court complaint and the Court of Appeals proceeding have been dismissed with prejudice, and the litigation is thus concluded.

        Other than the 24/7 Real Media, Mediaplex and ClickAgents matters discussed above, the Company is not a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that would have a material adverse effect on its business, operating results, cash flows or financial condition. From time to time, the Company may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, the Company receives letters alleging infringement of patent or other intellectual property rights. The Company's management believes that these letters generally are without merit and intend to contest them vigorously.

9.    STOCKHOLDERS' EQUITY.

        The Company's authorized capital consists of 120,000,000 shares of capital stock (100,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share) of which 52,698,617 and 53,618,708 shares of Common Stock were outstanding at December 31, 2001 and March 31, 2002, respectively.

10.  LOSS PER SHARE

        Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding for the period. Diluted loss per share represents net loss divided by the weighted-average number of shares outstanding, inclusive of the impact of common stock equivalents unless anti-dilutive.

        For the three-month periods ended March 31, 2001 and 2002, there were no dilutive potential common shares. Options to purchase 1.9 million and 1.7 million weighted shares of common stock at prices ranging from $5.00 to $11.00 and $2.70 to $247.99 were outstanding during the three-month periods ended March 31, 2001 and 2002, respectively, but were not included in the diluted computation because the proceeds from the options' exercise prices combined with the related unamortized stock compensation expense was greater than the proceeds using the average market price of the common shares during these periods and, therefore, the options were anti-dilutive. Options to purchase 1.5 million and 3.4 million weighted shares of common stock at prices ranging from $0.07 to $4.25 and $0.07 to $2.67, were outstanding during the three-month periods ended March 31, 2001 and 2002, respectively, but were not included in the diluted computation because the options were anti-dilutive, as the Company incurred a net loss.

11.  SEGMENTS, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        The Company derives its revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

        Revenues and gross profit by segment are as follows:

	Revenues		Gross Profit
	Three-month Periods Ended March 31,
	2001	2002	2001	2002
	(In thousands)
Media	$12,716	$6,978	$6,593	$3,696
Technology	—	$5,378	—	$4,089

Total	$12,716	$12,356	$6,593	$7,785

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

	Three-month Period Ended March 31, 2002
	Revenues	Loss from Operations	Long-lived Assets at March 31, 2002
	(In thousands)
United States	$9,556	$(1,983)	$12,497
Japan	1,642	(322)	1,027
Europe	1,158	(347)	112
Other International	—	—	—

Total	$12,356	$(2,652)	$13,636

	Three-month Period Ended March 31, 2001
	Revenues	Income (loss) from Operations	Long-lived Assets at March 31, 2001
	(In thousands)
United States	$7,464	$(3,874)	$9,510
Japan	3,689	680	834
Europe	1,518	109	124
Other International	45	(173)	67

Total	$12,716	$(3,258)	$10,535

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

        This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our other SEC filings including our Registration Statement on Form S-4 related to the proposed merger with Be Free, Inc., as amended, originally filed with the Securities and Exchange Commission on March 22, 2002 and declared effective by the Securities and Exchange Commission on April 15, 2002, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

        Revenues and gross profit by segment are as follows:

	Revenues		Gross Profit
	Three-month Periods Ended March 31,
	2001	2002	2001	2002
	(In thousands)
Media	$12,716	$6,978	$6,593	$3,696
Technology	—	$5,378	—	$4,089

Total	$12,716	$12,356	$6,593	$7,785

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

	Three-month Period Ended March 31, 2002
	Revenues	Loss from Operations	Long-lived Assets at March 31, 2002
	(In thousands)
United States	$9,556	$(1,983)	$12,497
Japan	1,642	(322)	1,027
Europe	1,158	(347)	112
Other International	—	—	—

Total	$12,356	$(2,652)	$13,636

	Three-month Period Ended March 31, 2001
	Revenues	Income (loss) from Operations	Long-lived Assets at March 31, 2001
	(In thousands)
United States	$7,464	$(3,874)	$9,510
Japan	3,689	680	834
Europe	1,518	109	124
Other International	45	(173)	67

Total	$12,716	$(3,258)	$10,535

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

        Revenues.    Net revenues from our Media segment and our Technology segment were $7.0 million and $5.4 million, respectively, for the three-month period ended March 31, 2002, resulting in consolidated net revenues of $12.4 million compared to $12.7 million for the same period in 2001, a decrease of $360,000 or 2.8%. Although net revenues for the first quarter of 2002 were relatively flat compared to the same period in 2001, there was a shift in our product mix primarily due to a decline in revenues for the Media segment compared to 2001 offset by the inclusion of the Technology segment in the 2002 period. The decline in media segment revenues reflect the continued effects of the generally weak U.S. economy.

        The ValueClick worldwide network delivered approximately 9.9 million click-throughs, 1.0 million actions and 6.5 million leads during the three-month period ended March 31, 2002, compared to approximately 12.8 million click-throughs, 2.7 million actions and 8.8 million leads during the same period in 2001. We also delivered more than 12.2 billion ad impressions from our ad delivery system during 2002.

        Cost of Revenues.    Cost of revenues consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenues also includes depreciation costs of the advertising delivery system and Internet access costs. Cost of revenues was $4.6 million for the three-month period ended March 31, 2002 compared to $6.1 million for the same period in 2001, a decrease of $1.5 million or 25.4%. The decrease in cost of revenues as well as the corresponding increase in the gross profit margin to 63.0% for the three-month period ended March 31, 2002 from 51.8% for the same period in 2001 was directly attributable to the change in product mix as a result of the inclusion of the operations of our higher profit margin Technology segment in the 2002 period.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended March 31, 2002 were $4.0 million compared to $3.0 million for the same period 2001, an increase of $1.0 million or 33.8%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel for our Technology segment.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and professional service fees. General and administrative expenses remained flat at $3.7 million for both three-month periods ended March 31, 2002 and 2001. General and administrative expenses remained flat due primarily to the addition of facilities costs and additional executive and administrative personnel in our Technology segment offset by management's efforts to scale general and administrative costs in line with the decreased media revenue production, as well as synergistic cost savings associated with the Mediaplex, Inc. merger.

        Product Development.    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. To date, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended March 31, 2002 were $2.1 million compared to $1.0 million for the same period in 2001, an increase of $1.1 million or 103.8%. The increase in product development expenses was due primarily to the addition of engineers and support personnel in our Technology segment.

        Stock-Based Compensation.    Deferred stock compensation included in the accompanying consolidated balance sheets reflects the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation expense for the three-month period ended March 31, 2002 amounted to $550,000, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $960,000 for the three-month period ended March 31, 2001 relates to our amortization method that proportionally charges to expense the deferred stock-based compensation as options vest offset by amortization of the additional deferred compensation recorded in the fourth quarter of 2001 related to stock options granted to Mediaplex employees.

        Amortization of Intangible Assets.    Amortization of intangible assets for the three-month period ended March 31, 2002 represents principally the amortization of acquired software purchased from a founding stockholder in May 1998 and software acquired from StraightUP!, Inc. in September 2000.

        For the three-month period ended March 31, 2001 amortization of intangible assets also included the amortization of goodwill created as a result of the acquisitions of Bach Systems in November 2000 and a majority interest in ValueClick Japan in August 1999. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Goodwill will now be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. The adoption date for SFAS No. 142 was January 1, 2002, accordingly, amortization of goodwill from our past business combinations has ceased. We do not anticipate recording a goodwill impairment charge from the adoption of SFAS No. 142.

        Merger-Related Costs.    Merger-related costs for the three-month period ended March 31, 2002 represent the last of the direct transaction costs incurred related to the merger with ClickAgents in December 2000 accounted for as a pooling-of-interests.

        Interest Income, Net.    Interest income, net principally consists of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $1.3 million for the three-month period ended March 31, 2002 compared to $1.4 million for the same period in 2001. The decrease is attributable to the effects of decreasing average investment yields due to declines in interest rates since 2001, offset by increased balances of cash and cash equivalents and marketable debt securities resulting from the Mediaplex acquisition. Interest income in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

        Provision for Income Taxes.    For the three-month period ended March 31, 2002, we recorded a benefit from federal, state and foreign income taxes amounted of $137,000, compared income tax expense of $100,000 for the same period in 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization in the 2001 period.

        Minority Share of Income/Loss of Consolidated Subsidiary.    Minority share of loss of ValueClick Japan was $64,000 for the three-month period ended March 31, 2002 and minority share of income of ValueClick Japan was $144,000 for the corresponding period in 2001. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net loss incurred by ValueClick Japan.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through working capital generated from operations and equity financings. As of March 31, 2002, we had a combined cash and cash equivalents and marketable securities balance of $160.0 million. The net cash used in operating activities of $1.6 million for the three-month period ended March 31, 2002 primarily resulted from the timing of payments on acquired liabilities.

        The net cash used in investing activities for the three-month period ended March 31, 2002 of $398,000 was primarily the result of $126,000 of computer equipment purchases and the net purchase of investment grade corporate debt securities of $259,000.

        Net cash used in financing activities primarily resulted from the purchase of $1.1 million in treasury stock.

Credit Facility

        In October 1999, we entered into a loan and security agreement with Silicon Valley Bank for a $2.5 million revolving line of credit. Interest on outstanding balances will accrue at an annual rate of one percentage point above the Bank's Prime Rate. The credit facility has a revolving maturity date that is the anniversary date of the agreement and is collateralized by substantially all our assets. As of December 31, 2001, no amounts were outstanding under this line of credit. The credit facility matured on April 1, 2002 and, based on our current financial condition, we did not renew the facility.

        We believe that our existing cash and cash equivalents, our marketable securities, our available bank credit and the proceeds from our initial public offering are sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

Commitments and Contingencies

        As of March 31, 2002, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010, and a note payable to a bank, which requires monthly payments through 2003.

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

  •
  Impairment of Long-Lived Assets.    We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 121, which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS No. 142 on January 1, 2002, we use the fair value method to assess our goodwill on at least an annual basis. We do not anticipate recording a goodwill impairment during 2002. However, future impairment assessments made could result in additional impairment charges to reduce the carry values of these assets in future periods.

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

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes a new standard for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. We adopted SFAS No. 142 on January 1, 2002, accordingly goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill from our past business combinations has ceased. We do not anticipate recording a goodwill impairment charge during 2002. However, future impairment assessments made could result in additional impairment charges to reduce the carry values of these assets in future periods.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for "Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on our results of operation or financial position.

Inflation

        Inflation was not a material factor in either revenues or operating expenses during the three-month periods ended March 31, 2001 and 2002.

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

        Marketable securities as of March 31, 2002 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than three years. As of March 31, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 318 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of March 31, 2002, unrealized losses in our investments in marketable securities aggregated $260,000.

        During the three-month period ended March 31, 2002, our investments in marketable securities yielded an effective interest rate of 3.69%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $574,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

        Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates our transactions in the Japanese Yen. We also transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Europe, which denominates our transactions in U.K. pounds. The effect of foreign exchange rate fluctuations for the three-month period ended March 31, 2002 was not material. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations.

RISK FACTORS

        You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES, AN ACCUMULATED DEFICIT AND MAY CONTINUE TO EXPERIENCE LOSSES.

        For the three-month period ended March 31, 2002, we incurred a net loss of approximately $1.1 million and at March 31, 2002 we had an accumulated deficit of approximately $64.7 million. We expect to continue to incur net losses for the foreseeable future. These losses may be substantial, and we may never become profitable.

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

IF BANNER ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUES COULD DECLINE.

        Our Media segment accounted for 56.5% of our revenues for the three-month period ended March 31, 2002 by delivering banner advertisements that generate click-throughs to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install "filter" software programs which allow them to prevent banner advertisements from appearing on their screens; banner advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt banner advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising, including permission-based e-mail. If the number of direct marketing companies who purchase banner clicks from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenues could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUES COULD DECLINE.

        Traditionally, substantially all of our revenues have been derived from our Media segment. Although we intend to grow our Technology segment, we expect that our Media segment will continue to generate a majority of our revenues in the future. For the three-month period ended March 31, 2002, our Media segment accounted for 56.5% of our revenues. In addition, substantially all of our Media products and services are based on a cost-per-click, or CPC, cost-per-action, or CPA, or cost-per-lead, or CPL, pricing model. These business models are relatively new and much less common than the cost-per-thousand impressions, or CPM, pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers' ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users' activities after they have reached advertisers' Web sites. We will not be able to assure you that our strategy will succeed.

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

        Other companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. In 2000, 24/7 Real Media was awarded a patent relating to our technology for delivering content and advertising information over the Internet. We are currently involved in a patent infringement lawsuit with 24/7 Real Media related to our ad-serving technology. Our failure to prevail in any litigation with any party asserting intellectual property infringement, including our current lawsuit with 24/7 Real Media, could result in substantial monetary damages, including: damages for past infringement, which could be tripled if a court determines that the infringement was willful; an injunction requiring us to stop offering our services in their current form; the need to redesign our systems; or the need to pay significant license fees in order to use technology belonging to third parties. For additional information regarding our lawsuit with 24/7 Real Media, see "Risk Factors—If we are unsuccessful in defending against 24/7 Real Media's lawsuit for patent infringement, we may be required to pay significant monetary damages to 24/7 Real Media and may be enjoined from utilizing our ad-serving technology in our business" and "Legal Proceedings."

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

        The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as CPC, CPL or CPA. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com and Datacomm. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as CyberAgents, DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including DoubleClick, Engage and 24/7 Real Media. Unlike us, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have. DoubleClick is a principal stockholder of ValueClick.

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

        In February 2002, 24/7 Real Media, Inc. filed a lawsuit against us and Mediaplex, Inc., our wholly-owned subsidiary, in the District Court for the Southern District of New York seeking unspecified damages and injunctive relief arising from our alleged infringement of 24/7 Real Media's "368 patent. We filed a Declaratory Judgment action in the District Court for the Northern District of California in February 2002 seeking to remove the case to California.

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

        For the three-month period ended March 31, 2002, revenues from our Technology segment accounted for 43.5% of our revenues. With our recent acquisition of companies offering complimentary technology products and services, including our October 2001 acquisition of Mediaplex, Inc., we expect that our Technology segment will account for a greater percentage of our revenues in the future. Revenues generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be harmed by the loss of any of these clients. In the first quarter of 2002, no individual customer accounted for more than 10% of our revenues. Three companies accounted for 42.1%, 11.7% and 10.5% of revenues generated by our technology products and services, respectively. We expect that some of these entities may continue to account for a significant percentage of our revenues generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or we may not be able to successfully attract additional advertisers. If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

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

WE COULD BE HELD LIABLE FOR OUR OR OUR CLIENTS' FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS GOVERNING CONSUMER PRIVACY.

        Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. Any failure by us to comply with applicable foreign, federal and state laws and regulatory requirements of regulatory authorities may result in, among other things, indemnification liability to our clients and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet service providers. In October 1998, the European Union adopted a directive addressing data privacy that may result in limitations on our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

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

24/7 Real Media Patent Infringement Litigation

        In October of 2001, ValueClick received a demand letter from 24/7 Real Media, Inc. ("24/7") alleging that the ad-serving technology of both ValueClick and Mediaplex infringes upon 24/7 Real Media's "368 ad-serving patent and including a demand that the companies purchase a license for the patent. ValueClick responded with a detailed letter denying liability. In February 2002, 24/7 Real Media filed a patent infringement suit against ValueClick and Mediaplex in the Southern District of New York. The complaint seeks injunctive relief and unspecified damages relating to alleged patent infringement of 24/7 Real Media's "368 patent. ValueClick believes that neither it's nor Mediaplex's technology violates 24/7 Real Media's patent. In February of 2002, after receiving notice of 24/7 Real Media's lawsuit, ValueClick filed a Declaratory Judgment action in the United States District Court for the Northern District of California. The parties are currently litigating the issue of venue. ValueClick believes that the patent infringement allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded any accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

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

ITEM 5. OTHER INFORMATION

        On March 10, 2002, we entered into a merger agreement with Be Free, Inc., a prominent provider of performance-based marketing technology and services. The merger agreement, which has been approved by the board of directors of both companies, provides that each holder of Be Free common stock will receive 0.65882 shares of our common stock for each share of Be Free common stock they own. The merger, anticipated to close by the end of May 2002, is subject to approval by the stockholders of both companies, regulatory approval and other customary closing conditions. In the merger, we expect to issue approximately 43.4 million shares of our common stock for all the outstanding common stock of Be Free and assume Be Free outstanding options to purchase approximately 6.4 million shares of our common stock. The shares to be used in the merger have been registered through a Registration Statement filed on Form S-4, as amended, originally filed with the Securities and Exchange Commission ("SEC") on March 22, 2002 and declared effective by the SEC on April 15, 2002. When the merger is completed, Be Free will become our wholly-owned subsidiary and Be Free's stockholders will own approximately 45% of the combined company's outstanding shares.

The combined company will be named ValueClick, Inc., and will have worldwide headquarters in Westlake Village, California.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

2.1*	Agreement and Plan of Merger, dated as of March 10, 2002, by and among ValueClick, Inc., Bravo Acquisition I. Corp. and Be Free, Inc.
10.1*	Form of Voting Agreement by and between ValueClick, Inc. and Be Free, Inc. stockholders (including a schedule of substantially identical agreements)

*
Incorporated by reference to ValueClick, Inc.'s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on March 22, 2002 (File No. 333-84802) and declared effective by the Securities and Exchange Commission on April 15, 2002.

(b)
Report on Form 8-K filed during the quarter ended March 31, 2002:

    A Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on March 12, 2002 to report under Item 5 the press release issued to the public on March 11, 2002 reporting the plan of merger with Be Free, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)
	By:	/s/ KURT A. JOHNSON Kurt A. Johnson Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 13, 2002

QuickLinks

VALUECLICK, INC. INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION AND SIGNATURES
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES