Form 10-Q
period 2002-06-30
VALUECLICK INC/CA
filed 2002-08-14
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        The number of shares of the Registrant's common stock outstanding as of August 12, 2002 was 90,460,126.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,891,000	$29,145,000
Marketable securities	136,464,000	247,504,000
Accounts receivable, net	9,026,000	12,387,000
Income taxes receivable	257,000	252,000
Deferred tax assets	1,066,000	1,233,000
Prepaid expenses and other current assets	933,000	2,630,000

Total current assets	174,637,000	293,151,000
Property and equipment, net	7,125,000	10,050,000
Intangible assets, net	7,500,000	1,383,000
Other assets	1,364,000	2,503,000

TOTAL ASSETS	$190,626,000	$307,087,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,925,000	$15,438,000
Income taxes payable	148,000	4,000
Deferred revenue	93,000	1,693,000
Notes payable, current portion	266,000	1,014,000
Capital lease obligation, current portion	277,000	277,000

Total current liabilities	12,709,000	18,426,000
Notes payable, less current portion	869,000	1,001,000
Capital lease obligation, less current portion	123,000	100,000
Other non-current liabilities	33,000	3,691,000
Minority interest in consolidated subsidiary	11,385,000	11,376,000
STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock (issued 52,698,617 and 99,926,354 shares at December 31, 2001 and June 30, 2002, respectively)	53,000	100,000
Additional paid-in capital	238,522,000	372,516,000
Treasury stock, at cost (1,304,172 and 7,538,549 shares at December 31, 2001 and June 30, 2002, respectively)	(2,959,000)	(20,763,000)
Deferred stock compensation	(1,453,000)	(1,006,000)
Accumulated deficit	(63,634,000)	(75,237,000)
Accumulated other comprehensive loss	(5,022,000)	(3,117,000)

Total stockholders' equity	165,507,000	272,493,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,626,000	$307,087,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three-month Period Ended June 30,
	2001	2002
Revenues	$9,660,000	$14,107,000
Cost of revenues	4,753,000	4,961,000

Gross profit	4,907,000	9,146,000
Operating expenses:
Sales and marketing (excludes stock-based compensation of $206,000 and $140,000 for 2001 and 2002, respectively)	2,789,000	3,766,000
General and administrative (excludes stock-based compensation of $333,000 and $228,000 for 2001 and 2002, respectively)	2,968,000	4,165,000
Product development (excludes stock-based compensation of $116,000 and $76,000 for 2001 and 2002, respectively)	853,000	2,697,000
Stock-based compensation	655,000	444,000
Amortization of intangible assets	440,000	49,000
Restructuring charge	—	2,320,000
Merger-related costs	267,000	—

Total operating expenses	7,972,000	13,441,000

Loss from operations	(3,065,000)	(4,295,000)
Interest income, net	1,174,000	1,501,000
Gain on sale of marketable securities	701,000	134,000
Other	—	(17,000)

Loss before income taxes and minority interest	(1,190,000)	(2,677,000)
Provision for (benefit from) income taxes	(120,000)	118,000

Loss before minority interest	(1,070,000)	(2,795,000)
Minority share of (income) loss of consolidated subsidiary	106,000	(44,000)

Net loss	$(964,000)	$(2,839,000)

Basic and diluted net loss per common share:	$(0.03)	$(0.04)

Shares used to calculate basic and diluted net loss per common share:	36,461,000	69,740,000

Net loss	$(964,000)	$(2,839,000)
Other comprehensive income:
Foreign currency translation adjustment	333,000	2,404,000
Unrealized loss on marketable securities, net of tax	—	115,000

Comprehensive loss	$(631,000)	$(320,000)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Six-month Period Ended June 30,
	2001	2002
Revenues	$22,376,000	$26,463,000
Cost of revenues	10,876,000	9,532,000

Gross profit	11,500,000	16,931,000
Operating expenses:
Sales and marketing (excludes stock-based compensation of $510,000 and $314,000 for 2001 and 2002, respectively)	5,754,000	7,732,000
General and administrative (excludes stock-based compensation of $830,000 and $511,000 for 2001 and 2002, respectively)	6,678,000	7,904,000
Product development (excludes stock-based compensation of $275,000 and $169,000 for 2001 and 2002, respectively)	1,894,000	4,817,000
Stock-based compensation	1,615,000	994,000
Amortization of intangible assets	901,000	94,000
Restructuring charge	—	2,320,000
Merger-related costs	980,000	17,000

Total operating expenses	17,822,000	23,878,000

Loss from operations	(6,322,000)	(6,947,000)
Interest income, net	2,564,000	2,778,000
Gain on sale of marketable securities	701,000	134,000
Foreign currency transaction loss	—	59,000
Other	—	(17,000)

Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(3,057,000)	(3,993,000)
Benefit from income taxes	(20,000)	(19,000)

Loss before minority interest and cumulative effect of change in accounting principle	(3,037,000)	(3,974,000)
Minority share of (income) loss of consolidated subsidiary	(39,000)	20,000

Loss before cumulative effect of change in accounting principle	(3,076,000)	(3,954,000)
Cumulative effect of change in accounting principle	—	(7,649,000)

Net loss	$(3,076,000)	$(11,603,000)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.08)	$(0.06)
Per share effect of change in accounting principle	—	(0.13)

Basic and diluted net loss per common share	$(0.08)	$(0.19)

Shares used to calculate basic and diluted net loss per common share:	36,448,000	60,828,000

Net loss	$(3,076,000)	$(11,603,000)
Other comprehensive income (expense):
Foreign currency translation adjustment	(2,354,000)	2,227,000
Unrealized loss on marketable securities, net of tax	—	(322,000)

Comprehensive loss	$(5,430,000)	$(9,698,000)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-month Period Ended June 30,
	2001	2002
Net cash provided by (used in) operating activities	$(3,572,000)	$78,000

Cash flows from investing activities:
Purchase of marketable securities	—	(2,666,000)
Proceeds from the sale of marketable securities	6,948,000	16,041,000
Purchases of property and equipment	(1,267,000)	(392,000)
Purchases of intangible assets	(38,000)	(13,000)
Net cash used in a purchased business combination	—	(212,000)

Net cash provided by investing activities	5,643,000	12,758,000

Cash flows from financing activities:
Purchase of treasury stock	—	(14,331,000)
Proceeds from the exercises of common stock options	46,000	2,092,000
Repayments on short-term debt	(101,000)	—
Repayments on notes payable and capital leases	(8,000)	(569,000)

Net cash used in financing activities	(63,000)	(12,808,000)

Effect of currency translations	(2,354,000)	2,226,000

Net increase (decrease) in cash and cash equivalents	(346,000)	2,254,000
Cash and cash equivalents, beginning of period	121,204,000	26,891,000

Cash and cash equivalents, end of period	$120,858,000	$29,145,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for earnout provision of purchase business combination	$—	$633,000
Issuance of common stock for a purchase business combination	$—	$127,297,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION

        The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (the "SEC") under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that may be included in the Company's annual consolidated financial statements and footnotes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the information contained in the Company's registration statement on Form S-4 related to its merger with Be Free, Inc, as amended, originally filed with the SEC on March 22, 2002 and declared effective by the SEC on April 15, 2002.

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

        The Company derives its revenues from two reportable business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

        VALUECLICK MEDIA—The ValueClick Media segment provides digital marketing solutions for advertisers and Web publishers. Through a combination of digital advertising, digital marketing and digital retention marketing, the ValueClick Media segment provides marketers with custom media solutions to build brand value and attract targeted, high-quality customers. ValueClick provides online advertisers and publishers of Web sites advertising models known as cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-lead ("CPL"), in which an advertiser only pays ValueClick, and ValueClick in turn only pays a publisher of a Web site, when an Internet user clicks on an advertiser's banner advertisement or performs a specific action, such as a software download, an online registration or other transactions. Additionally, ValueClick provides media on a cost-per-thousand-impressions ("CPM") basis whereby the advertiser pays for the number of times an advertisement is viewed.

        VALUECLICK TECHNOLOGY—The ValueClick Technology segment operates through its wholly-owned subsidiaries Be Free, Inc., ("Be Free") acquired on May 23, 2002, and Mediaplex, Inc. ("Mediaplex") and AdWare Systems, Inc. ("AdWare") acquired on October 19, 2001.

        Be Free provides a marketing platform that enables online businesses to attract, convert and retain customers easily and cost effectively. Be Free's marketing platform includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable businesses to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. Be Free offers two types of services on this platform, partner marketing services and site personalization services.

        Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. Mediaplex enables marketers to manage, target and distribute integrated messaging across all digital media. Mediaplex's proprietary MOJO® technology platform is unique in its ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. Mediaplex's revenue is primarily derived from software access and use charges paid by our software clients. These fees vary based on the client's use of the technology.

        AdWare is an applications service provider ("ASP") delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare's revenue is generated primarily from monthly service fees paid by customers over the service periods.

2.    CHANGE IN ACCOUNTING PRINCIPLE and NEW ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changed the methodology for assessing goodwill impairments. In accordance with the transitional guidance of SFAS No. 142, the Company completed its impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment. The impact of the cumulative effect of this change in accounting principle on the results of operations for the first quarter of 2002 were as follows:

	As Reported	Adjusted
Net loss	$(1,115,000)	$(8,764,000)
Net loss per share	$(0.02)	$(0.16)

        Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values. Additionally, under the new standard, goodwill is no longer amortized but is tested at the reporting unit within the related business segment annually and whenever events or circumstances occur indicating that goodwill might be impaired. The effect of no longer amortizing goodwill resulted in a reduction in amortization of intangible assets during the 2002 reporting periods. Adjusted net loss and basic and diluted net loss per common share for the three and six-month periods ended June 30, 2001, excluding amortization of goodwill are as follows:

	Three-month Period Ended June 30, 2001	Six-month Period Ended June 30, 2001
Reported net loss	$(964,000)	$(3,076,000)
Add back: Goodwill amortization	400,000	806,000

Adjusted net loss	$(564,000)	$(2,270,000)

Reported basic and diluted net loss per common share	$(0.03)	$(0.08)
Add back: Goodwill amortization	0.01	0.02

Adjusted basic and diluted net loss per common share	$(0.02)	$(0.06)

        Intangible assets at June 30, 2002 are comprised primarily of purchased technologies and are being amortized on a straight-line basis over 3 to 5 years. Intangible assets at June 30, 2002 are stated net of accumulated amortization of $703,000. Intangible assets (including goodwill) at December 31, 2001 are stated net of accumulated amortization of $3,070,000.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under change conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. The Company is currently evaluating the provisions of SFAS No. 146 and its potential impact on the consolidated financial statements.

3.    RECENT BUSINESS COMBINATIONS

Purchases

  Be Free, Inc.

        On May 23, 2002, the Company completed its acquisition of Be Free, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company was merged with and into Be Free and Be Free survived as a wholly-owned subsidiary of the Company. Be Free is a provider of performance-based marketing technology and services.

        Under the terms of the merger agreement, Be Free stockholders received .65882 shares of the Company common stock for each share of Be Free common stock. The Company issued a total of approximately 43.4 million shares of its common stock for all the outstanding stock of Be Free. In addition, the Company assumed options to purchase approximately 4.2 million additional shares of ValueClick common stock.

        The offer and sale of ValueClick common stock under the merger agreement was registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-4 (Registration No. 333-84802) ("Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on March 22, 2002 and declared effective by the SEC on April 15, 2002. The Joint Proxy Statement/Prospectus of ValueClick and Be Free included in the Registration Statement (the "Joint Proxy Statement/Prospectus") contains additional information about this transaction.

        The Company accounted for the acquisition under the purchase method. Accordingly, the results of Be Free's operations are included in the Company's consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price of approximately $129.3 million, includes the issuance of 43,361,717 shares of common stock valued at approximately $122.3 million (based on the average common stock price for the public announcement date and the day before, the day of and after that date), the assumption of options and warrants to purchase an aggregate of 4,164,918 shares of common stock valued at $5.0 million using the Black-Scholes option pricing model and transaction costs of approximately $2.0 million, which include legal fees, accounting fees, and fees for other related professional services.

  Mediaplex, Inc.

        On October 19, 2001, the Company completed its acquisition of Mediaplex, Inc. and its wholly-owned subsidiary AdWare Systems, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company was merged with and into Mediaplex and Mediaplex survived as a wholly-owned subsidiary of the Company. Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation.

        Under the terms of the merger agreement, Mediaplex stockholders received .4113 shares of ValueClick common stock for each share of Mediaplex common stock. The Company issued a total of approximately 15.1 million shares of its common stock for all the outstanding stock of Mediaplex. In addition, the Company assumed options to purchase approximately 3.0 million additional shares of ValueClick common stock.

        The offer and sale of ValueClick common stock under the merger agreement was registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-65562) ("Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on July 20, 2001 and declared effective on September 27, 2001. The Joint Proxy Statement/Prospectus of ValueClick and Mediaplex included in the Registration Statement (the "Joint Proxy Statement/Prospectus") contains additional information about this transaction.

        The Company accounted for the acquisition under the purchase method. Accordingly, the results of Mediaplex's operations are included in the Company's consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price of approximately $47.6 million, includes the issuance of 15,084,898 shares of common stock valued at approximately $42.7 million (based on the average ValueClick common stock price for the public announcement date and the five trading days before and after that date), the assumption of options and warrants to purchase an aggregate of 2,968,562 shares of common stock valued at $3.4 million using the Black-Scholes option pricing model and transaction costs of approximately $1.5 million, which include legal fees, accounting fees, and fees for other related professional services.

        The historical operating results of Mediaplex and Be Free prior to their respective acquisition dates have not been included in the Company's historical condensed consolidated operating results. Pro forma data (unaudited) for the three and six-month periods ended June 30, 2001 and 2002 as if the Mediaplex and Be Free acquisitions had been effective as of January 1, 2001 is as follows:

	Three-month Period Ended June 30,
	2001	2002
Revenues	$19,420,000	$16,997,000
Net loss	$(11,529,000)	$(3,270,000)
Basic and diluted net loss per share	$(0.12)	$(0.03)

	Six-month Period Ended June 30,
	2001	2002
Revenues	$41,332,000	$34,596,000
Net loss before cumulative effect of accounting principle	$(22,450,000)	$(4,978,000)
Net loss	$(22,450,000)	$(12,627,000)
Basic and diluted net loss per share before cumulative effect of accounting principle	$(0.24)	$(0.05)
Basic and diluted net loss per share	$(0.24)	$(0.13)

Pooling-of-Interests

        On January 31, 2001, the Company consummated its merger with Z Media. In connection with the merger, the Company issued an aggregate of 2,727,678 shares of its Common Stock in exchange for all outstanding shares of Z Media and reserved 419,366 additional shares of Common Stock for issuance upon exercise of outstanding employee stock options of Z Media. The Company accounted for the merger as pooling-of-interests, and as such, the condensed consolidated financial statements as of and for the six-month period ended June 30, 2001 has been restated to combine Z Media's financial data as if it had always been a part of the Company.

        Merger-related costs of $267,000 and $0, and $980,000 and $17,000 included in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2001 and 2002, respectively, were comprised of direct transaction costs related to the ClickAgents and Z Media mergers.

4.    DOUBLECLICK INVESTMENT.

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

5.    ACCOUNTS RECEIVABLE.

        Accounts receivable are stated net of an allowance for doubtful accounts of $1,546,000 and $1,429,000 at December 31, 2001 and June 30, 2002, respectively.

6.    PROPERTY AND EQUIPMENT.

        Property and equipment consisted of the following:

	December 31, 2001	June 30, 2002
Computer equipment and purchased software	$15,261,000	$16,050,000
Furniture and equipment	2,336,000	2,899,000
Vehicles	92,000	92,000
Leasehold improvements	472,000	580,000

	18,161,000	19,621,000
Less: accumulated depreciation and amortization	(11,036,000)	(9,571,000)

	$7,125,000	$10,050,000

7.    MARKETABLE SECURITIES

        Marketable securities as of June 30, 2002 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

        Marketable securities at June 30, 2002 have an aggregate cost of $247.6 million, an estimated fair value of $247.5 million, and unrealized losses of $70,000. Marketable securities at December 31, 2001 had an aggregate cost of $136.0 million, an estimated fair value of $136.5 million, and unrealized gains of $467,000.

8.    COMMITMENTS AND CONTINGENCIES.

Legal Action

  Mediaplex and Be Free Class Action Litigation

        Mediaplex, Inc., ValueClick's wholly-owned subsidiary acquired on October 19, 2001, is involved in three putative class action lawsuits. In July and August 2001, these class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz vs. Mediaplex, Inc. et al., Atlas vs. Mediaplex, Inc. et al., and Mashayekh vs. Mediaplex, Inc. et al. In addition to Mediaplex and each of its underwriters for its November 1999 initial public offering, Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are former officers and directors of Mediaplex, are named as individual defendants. We are defending and indemnifying these individual defendants as part of our obligation under our indemnification agreements. The cases are pending before the United States District Court for the Southern District of New York.

        Be Free, Inc., ValueClick's wholly-owned subsidiary acquired on May 23, 2002, is involved in a putative class action litigation. This class action lawsuit, entitled Saul Kassin v. Be Free et al., was filed on November 30, 2001 with the United States District Court for the Southern District of New York on behalf of all persons who acquired Be Free securities between November 3, 1999 and December 6, 2000. This lawsuit names as defendants Be Free, its underwriters for its November 3, 1999 initial public offering and its March 28, 2000 public offering, and Gordon B. Hoffstein, Samuel Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph, all of whom were either officers and/or directors of Be Free during the class period. Gordon Hoffstein and Samuel Gerace, Jr. are members of our board of directors, Mr. Gerace is also the Chief Technology Officer of Be Free, and Stephen Joseph is Executive Vice President of Corporate Development. We are defending and indemnifying the individual defendants in this lawsuit as part of our obligation under our indemnification agreements.

        These complaints allege that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a prospectus that contained "materially false and misleading information and failed to disclose material information." They allege that the prospectuses were false and misleading because they failed to disclose the underwriter defendants' purported agreement with investors to provide them with unspecified amounts of Mediaplex and Be Free shares in their respective initial public offerings in exchange for undisclosed commissions; and the purported agreements between the underwriter defendants and certain of their customers whereby the underwriter defendants would allocate shares in Mediaplex's and Be Free's initial public offering to those customers in exchange for the customers' agreement to purchase Mediaplex and Be Free shares in the after-market at pre-determined prices.

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

        ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from these cases, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

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

  Lorenc v. Be Free, Inc. et al.

        On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Defendants have brought a motion for summary judgment expected to be heard in September 2002. ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

        Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that would have a material adverse effect on the business, operating results, cash flows or financial condition. From time to time, the Company may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. Management believes that these letters generally are without merit and intend to contest them vigorously.

9.    SEGMENTS, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        The Company derives its revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

        Revenues and gross profit by segment are as follows:

	Revenues		Gross Profit
	Three-month Periods Ended June 30,
	2001	2002	2001	2002
	(In thousands)
Media	$9,660	$7,286	$4,907	$3,991
Technology	—	6,821	—	5,155

Total	$9,660	$14,107	$4,907	$9,146

	Revenues		Gross Profit
	Six-month Periods Ended June 30,
	2001	2002	2001	2002
	(In thousands)
Media	$22,376	$14,263	$11,500	$7,686
Technology	—	12,200	—	9,245

Total	$22,376	$26,463	$11,500	$16,931

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

	Three-month Period Ended June 30, 2002
	Revenues	Income (loss) from Operations	Long-lived Assets at June 30, 2002
	(In thousands)
United States	$10,606	$(4,140)	$10,260
Japan	1,942	25	1,022
Europe	1,559	(180)	151
Other International	—	—	—

Total	$14,107	$(4,295)	$11,433

	Three-month Period Ended June 30, 2001
	Revenues	Loss from Operations	Long-lived Assets at June 30, 2001
	(In thousands)
United States	$6,022	$(2,540)	$9,061
Japan	2,273	(308)	1,171
Europe	1,343	(115)	132
Other International	22	(102)	25

Total	$9,660	$(3,065)	$10,389

	Six-month Period Ended June 30, 2002
	Revenues	Loss from Operations
United States	$20,161	$(6,122)
Japan	3,585	(298)
Europe	2,717	(527)
Other International	—	—

Total	$26,463	$(6,947)

	Six-month Period Ended June 30, 2001
	Revenues	Income (loss) from Operations
United States	$13,486	$(6,123)
Japan	5,962	81
Europe	2,861	(7)
Other International	67	(273)

Total	$22,376	$(6,322)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

        This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our other SEC filings including our Registration Statement on Form S-4 related to our merger with Be Free, Inc., as amended, originally filed with the Securities and Exchange Commission on March 22, 2002 and declared effective by the Securities and Exchange Commission on April 15, 2002, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

        VALUECLICK MEDIA—Our Media segment provides digital marketing solutions for advertisers and Web publishers. Through a combination of digital advertising, digital marketing and digital retention marketing, our Media segment provides marketers with custom media solutions to both build brand value and attract targeted, high-quality customers. To accomplish this, we employ rigorous network quality control, advanced targeting capabilities and an integrated product line. For Web site publishers of all sizes, we offer the ability to create reliable new revenue opportunities from their advertising inventory. We offer marketers and advertisers a wide spectrum of custom media solutions. Specifically, we provide online advertisers and publishers of Web sites advertising models known as cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-lead ("CPL"), in which an advertiser only pays us, and we in turn only pay a publisher of a Web site, when an Internet user clicks on an advertiser's banner advertisement or performs a specific action, such as a software download, an online registration or other transactions. Additionally, we provide media on a cost-per-thousand-impressions ("CPM") basis whereby the advertiser pays for the number of times an advertisement is viewed.

        VALUECLICK TECHNOLOGY—Our Technology segment operates through our wholly-owned subsidiaries Be Free, Inc., acquired on May 23, 2002, and Mediaplex, Inc. and AdWare Systems, Inc. acquired on October 19, 2001.

        Be Free provides a marketing platform that enables online businesses to attract, convert and retain customers easily and cost effectively. Be Free's marketing platform includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable businesses to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. Be Free offers two types of services on this platform, partner marketing services and site personalization services.

        Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. Mediaplex enables marketers to manage, target and distribute integrated messaging across all digital media. Our proprietary MOJO® technology platform is unique in our ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. Mediaplex's revenue is primarily derived from software access and use charges paid by our software clients. These fees vary based on the client's use of the technology.

        AdWare is an applications service provider ("ASP") delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare's revenue is generated primarily from monthly service fees paid by customers over the service periods.

        Revenues and gross profit by segment are as follows:

	Revenues		Gross Profit
	Three-month Periods Ended June 30,
	2001	2002	2001	2002
	(In thousands)
Media	$9,660	$7,286	$4,907	$3,991
Technology	—	6,821	—	5,155

Total	$9,660	$14,107	$4,907	$9,146

	Revenues		Gross Profit
	Six-month Periods Ended June 30,
	2001	2002	2001	2002
	(In thousands)
Media	$22,376	$14,263	$11,500	$7,686
Technology	—	12,200	—	9,245

Total	$22,376	$26,463	$11,500	$16,931

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

	Three-month Period Ended June 30, 2002
	Revenues	Income (loss) from Operations	Long-lived Assets at June 30, 2002
	(In thousands)
United States	$10,606	$(4,140)	$10,260
Japan	1,942	25	1,022
Europe	1,559	(180)	151
Other International	—	—	—

Total	$14,107	$(4,295)	$11,433

	Three-month Period Ended June 30, 2001
	Revenues	Loss from Operations	Long-lived Assets at June 30, 2001
	(In thousands)
United States	$6,022	$(2,540)	$9,061
Japan	2,273	(308)	1,171
Europe	1,343	(115)	132
Other International	22	(102)	25

Total	$9,660	$(3,065)	$10,389

	Six-month Period Ended June 30, 2002
	Revenues	Loss from Operations
United States	$20,161	$(6,122)
Japan	3,585	(298)
Europe	2,717	(527)
Other International	—	—

Total	$26,463	$(6,947)

	Six-month Period Ended June 30, 2001
	Revenues	Income (loss) from Operations
United States	$13,486	$(6,123)
Japan	5,962	81
Europe	2,861	(7)
Other International	67	(273)

Total	$22,376	$(6,322)

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

        These results include three full months of our Mediaplex and Adware subsidiaries' performance and one month of our Be Free subsidiary's performance, given that we acquired Mediaplex and Adware in late October 2001 and Be Free in late May of 2002.

        Revenues.    Net revenues from our Media segment and our Technology segment were $7.3 million and $6.8 million, respectively, for the three-month period ended June 30, 2002, resulting in consolidated net revenues of $14.1 million compared to $9.7 million for the same period in 2001, an increase of $4.4 million or 46.0%. The increase in net revenues was a result of the inclusion of the Technology segment in the 2002 period, of a full quarter of Mediaplex operations and one month of Be Free operations. The decline in Media segment revenues reflects the continued effects of the generally weak U.S. economy and advertising market.

        Cost of Revenues.    Cost of revenues consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenues also includes depreciation costs of the revenue producing technologies and Internet access costs. Cost of revenues was $5.0 million for the three-month period ended June 30, 2002 compared to $4.8 million for the same period in 2001, an increase of $200,000 or 4.4%. Cost of revenues decreased as a percentage of net revenues over the 2001 period. This decrease, as well as the corresponding increase in the gross profit margin to 64.8% for the three-month period ended June 30, 2002 from 50.8% for the same period in 2001 was primarily attributable to the change in product mix as a result of the inclusion of the operations of our higher profit margin Technology segment in the 2002 period.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended June 30, 2002 were $3.8 million compared to $2.8 million for the same period in 2001, an increase of $1.0 million or 35.0%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel for our Technology segment.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and professional service fees. General and administrative expenses increased to $4.2 million for the three-month period ended June 30, 2002 compared to $3.0 million for the same period in 2001, an increase of $1.2 million or 40.3%. General and administrative expenses increased due primarily to the addition of facilities costs and additional executive and administrative personnel in our Technology segment offset by management's efforts to scale general and administrative costs in line with the decreased media revenue production, as well as synergistic cost savings associated with the Mediaplex, Inc. and Be Free, Inc. mergers.

        Product Development.    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended June 30, 2002 were $2.7 million compared to $0.9 million for the same period in 2001, an increase of $1.8 million or 216.2%. The increase in product development expenses was due primarily to the addition of engineers and support personnel in our Technology segment as a result of the Mediaplex and Be Free mergers.

        Stock-Based Compensation.    Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation expense for the three-month period ended June 30, 2002 amounted to $444,000, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $655,000 for the three-month period ended June 30, 2001 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period.

        Amortization of Intangible Assets.    Amortization of intangible assets for the three-month period ended June 30, 2002 represents principally the amortization of software acquired through business combinations.

        For the three-month period ended June 30, 2001 amortization of intangible assets also included the amortization of goodwill created as a result of the acquisitions of Bach Systems and a majority interest in ValueClick Japan. On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. In accordance with the transitional guidance of SFAS No. 142, we completed our impairment assessment from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment.

        Merger-Related Costs.    Merger-related costs for the three-month period ended June 30, 2001 represent the direct transaction costs incurred related to the mergers with ClickAgents and Z Media in December 2000 and January 2001, respectively, accounted for as a pooling-of-interests.

        Interest Income, Net.    Interest income, net principally consists of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $1.5 million for the three-month period ended June 30, 2002 compared to $1.2 million for the same period in 2001. The increase is attributable to increased balances of cash and cash equivalents and marketable debt securities resulting from the Mediaplex and Be Free acquisitions offset by the effects of decreasing average investment yields due to declines in interest rates since 2001. Interest income in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

        Provision for Income Taxes.    For the three-month period ended June 30, 2002, we recorded a provision for income taxes primarily attributable to our operations of our subsidiary in Japan of $118,000, compared to a benefit from income taxes of $120,000 for the same period in 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization in the 2001 period.

        Minority Share of Income/Loss of Consolidated Subsidiary.    Minority share of income of ValueClick Japan was $44,000 for the three-month period ended June 30, 2002 and minority share of loss of ValueClick Japan was $106,000 for the corresponding period in 2001. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net loss incurred by ValueClick Japan.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

        These results include six full months of our Mediaplex and AdWare subsidiaries' performance and one month of our Be Free subsidiary's performance, given that we acquired Mediaplex and AdWare in late October 2001 and Be Free in late May 2002.

        Revenues.    Net revenues from our Media segment and our Technology segment were $14.3 million and $12.2 million, respectively, for the six-month period ended June 30, 2002, resulting in consolidated net revenues of $26.5 million compared to $22.4 million for the same period in 2001, an increase of $4.1 million or 18.3%. The increase in net revenues was a result of the inclusion of the Technology segment in the 2002 period, specifically a full six-month period of Mediaplex operations and one month of Be Free operations. The decline in Media segment revenues reflects the continued effects of the generally weak U.S. economy and advertising market.

        Cost of Revenues.    Cost of revenues was $9.5 million for the six-month period ended June 30, 2002 compared to $10.9 million for the same period in 2001, a decrease of $1.4 million or 12.4%. Cost of revenues decreased as a percentage of net revenues over the 2001 period. This decrease, as well as the corresponding increase in the gross profit margin to 64.0% for the six-month period ended June 30, 2002 from 51.4% for the same period in 2001 was directly attributable to the change in product mix as a result of the inclusion of the operations of our higher profit margin Technology segment in the 2002 period.

        Sales and Marketing.    Sales and marketing expenses for the six-month period ended June 30, 2002 were $7.7 million compared to $5.8 million for the same period in 2001, an increase of $1.9 million or 34.4%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing personnel for our Technology segment.

        General and Administrative.    General and administrative expenses increased to $7.9 million for the six-month period ended June 30, 2002 compared to $6.7 million for the same period in 2001, an increase of $1.2 million or 18.3%. General and administrative expenses increased due primarily to the addition of facilities costs and additional executive and administrative personnel in our Technology segment offset by management's efforts to scale general and administrative costs in line with the decreased media revenue production, as well as synergistic cost savings associated with the Mediaplex, Inc. and Be Free, Inc. mergers.

        Product Development.    Product development expenses for the six-month period ended June 30, 2002 were $4.8 million compared to $1.9 million for the same period in 2001, an increase of $2.9 million or 154.4%. The increase in product development expenses was due primarily to the addition of engineers and support personnel in our Technology segment.

        Stock-Based Compensation.    Stock-based compensation expense for the six-month period ended June 30, 2002 amounted to $994,000, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $1.6 million for the six-month period ended June 30, 2001 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the options vesting period.

        Amortization of Intangible Assets and Cumulative Effect of Change in Accounting Principle. Amortization of intangible assets for the six-month period ended June 30, 2002 represents principally the amortization of software acquired in business combinations.

        For the six-month period ended June 30, 2001 amortization of intangible assets also included the amortization of goodwill created as a result of the acquisitions of Bach Systems and a majority interest in ValueClick Japan. On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. In accordance with the transitional guidance of SFAS No. 142, we completed our impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment.

        Merger-Related Costs.    Merger-related costs for the six-month period ended June 30, 2002 represent last of the direct transaction costs incurred related to the mergers with ClickAgents and Z Media, accounted for as a pooling-of-interests.

        Interest Income, Net.    Interest income, net principally consists of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $2.8 million for the six-month period ended June 30, 2002 compared to $2.6 million for the same period in 2001. The increase is attributable to increased balances of cash and cash equivalents and marketable debt securities resulting from the Mediaplex and Be Free acquisitions offset by the effects of decreasing average investment yields due to declines in interest rates since 2001. Interest income in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

        Provision for Income Taxes.    For the six-month period ended June 30, 2002, we recorded a benefit from income taxes of $19,000, compared an income tax benefit of $20,000 for the same period in 2001 primarily relating to the operations of our subsidiary in Japan. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization in the 2001 period.

        Minority Share of Income/Loss of Consolidated Subsidiary.    Minority share of loss of ValueClick Japan was $20,000 for the six-month period ended June 30, 2002 and minority share of income of ValueClick Japan was $39,000 for the corresponding period in 2001. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net loss incurred by ValueClick Japan.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through working capital generated from operations and equity financings. As of June 30, 2002, we had a combined cash and cash equivalents and marketable securities balance of $276.6 million. The net cash provided by operating activities of $78,000 for the six-month period ended June 30, 2002 primarily resulted from the timing of payments on accounts payable and accrued liabilities.

        The net cash provided by investing activities for the six-month period ended June 30, 2002 of $12.8 million was primarily the result of the sale of marketable securities of $16.0 million, offset by $392,000 of computer equipment purchases, net purchase of investment grade corporate debt securities of $2.7 million and the net cash used in the Be Free acquisition of $212,000.

        Net cash used in financing activities for the six-month period ended June 30, 2002 of $12.8 million primarily resulted from the purchase of $14.3 million in treasury stock and repayment of $529,000 on notes payable, offset by the proceeds received from the exercise of stock options of $2.1 million.

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

Stock Repurchase Plan

        In September 2000, the board of directors authorized a $10 million stock repurchase program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The stock repurchase program was increased by the board of directors to $30 million in February 2002 and to $50 million in July 2002. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares which will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2002, we had repurchased approximately 6.3 million shares of common stock for approximately $17.3 million, $14.0 million of which was purchased pursuant to our stock repurchase program. As a result of the July 2002 increase to the stock repurchase program, up to $36 million of our capital may be used to purchase shares of our outstanding common stock.

Commitments and Contingencies

        As of June 30, 2002, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010, and a note payable to a bank, which requires monthly payments through 2003.

        We believe that our existing cash and cash equivalents and our marketable securities, are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

        Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

  •
  the market acceptance of our products and services;

  •
  the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

  •
  our business, product, capital expenditure and research and development plans and product and technology roadmaps;

  •
  capital improvements to new and existing facilities;

  •
  technological advances;

  •
  our competitors' response to our products and services;

  •
  our pursuant of strategic transactions; and

  •
  our relationships with customers.

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

  •
  Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 121, which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS No. 142). SFAS No. 142 changed the methodology for assessing goodwill impairments. Although the application of this standard did not change our evaluation of our other identifiable intangible assets, the initial application of this statement resulted in an impairment of goodwill of $7.6 million to write down goodwill related to the Bach Systems and ValueClick Japan acquisitions. The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of change in accounting principle during the first quarter of 2002. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values. Additionally, under the new standard, goodwill is no longer amortized but is to be tested at the reporting unit within the related business segment annually and whenever events or circumstances occur indicating that goodwill might be impaired.

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

Recently Issued Accounting Standards

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes a new standard for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS No. 142). SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. In accordance with the transitional guidance of SFAS No. 142, the Company completed its impairment assessment from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values. Additionally, under the new standard, goodwill is no longer amortized but is to be tested at the reporting unit within the related business segment annually and whenever events or circumstances occur indicating that goodwill might be impaired.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under change conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. Management is currently evaluating the provisions of SFAS No. 146 and its potential impact on our consolidated financial statements.

Inflation

        Inflation was not a material factor in either revenues or operating expenses during the three-month periods ended June 30, 2001 and 2002.

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

        Marketable securities as of June 30, 2002 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. As of June 30, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 244 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of June 30, 2002, unrealized losses in our investments in marketable securities aggregated $70,000.

        During the three-month period ended June 30, 2002, our investments in marketable securities yielded an effective interest rate of 3.42%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $2.5 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

        Our investment in ValueClick Japan subjects us to foreign currency exchange risks as ValueClick Japan denominates our transactions in the Japanese Yen. We also transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Europe, which denominates our transactions primarily in U.K. pounds. The effect of foreign exchange rate fluctuations for the three-month period ended June 30, 2002 was not material. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations.

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

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT'S TIME AND ATTENTION COULD BE DIVERTED.

  As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving Internet advertising market. Our business, results of operations and financial condition will be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand our sales and marketing, customer support and research and development organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We will likely need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work force. Our failure to manage our growth effectively could increase our expenses and divert management's time and attention. Moreover, we consummated the acquisitions of Mediaplex, Inc. and Be Free, Inc. on October 19, 2001 and May 23, 2002, respectively. Because of the maturity and the size of Mediaplex's and Be Free's operations, the locations of their headquarters, the differences in their customer base and functionality of Mediaplex's and Be Free's and our products, the acquisition may present a materially higher product, marketing, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

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

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES, AN ACCUMULATED DEFICIT AND MAY CONTINUE TO EXPERIENCE LOSSES.

  For the three-month period ended June 30, 2002, we incurred a net loss of approximately $2.8 million and at June 30, 2002 we had an accumulated deficit of approximately $75.2 million. We expect to continue to incur net losses for the foreseeable future. These losses may be substantial, and we may never become profitable.

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

IF BANNER ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUES COULD DECLINE.

  Our Media segment accounted for 51.6% of our revenues for the three-month period ended June 30, 2002 by delivering advertisements that generate click-throughs and other actions to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install "filter" software programs which allow them to prevent banner advertisements from appearing on their screens; banner advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt banner advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising, including permission-based e-mail. If the number of direct marketing companies who purchase banner clicks from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenues could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUES COULD DECLINE.

  Traditionally, substantially all of our revenues have been derived from our Media segment. Although we intend to grow our Technology segment, we expect that our Media segment will continue to generate a substantial amount of our revenues in the future. For the three-month period ended June 30, 2002, our Media segment accounted for 51.6% of our revenues. In addition, substantially all of our Media products and services are based on a cost-per-click, or CPC, cost-per-action, or CPA, or cost-per-lead, or CPL, pricing model. These business models are relatively new and much less common than the cost-per-thousand impressions, or CPM, pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers' ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users' activities after they have reached advertisers' Web sites. We will not be able to assure you that our strategy will succeed.

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

  The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors are other companies that provide advertisers with performance-based Internet advertising solutions, such as CPC, CPL or CPA. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com and Datacomm. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as CyberAgents, DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including Maxworld and 24/7 Real Media. Unlike us, these companies primarily deal with publishers of large Web sites and advertisers seeking increased brand recognition. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

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

DOUBLECLICK IS OUR LARGEST STOCKHOLDER, AND DOUBLECLICK MAY HAVE INTERESTS THAT ARE DIFFERENT FROM, OR IN ADDITION TO, YOURS.

  DoubleClick, which is one of our competitors, currently owns approximately 8.6% of our outstanding common stock. DoubleClick also has the right to maintain its percentage ownership if we issue new securities, other than in a public offering, in connection with an acquisition of, or merger with, another company or under other specified exceptions until February 28, 2003. DoubleClick may have interests that are different from, or in addition to, your interests. We have not implemented specific policies with respect to this potential conflict of interest.

DELAWARE LAW AND OUR STOCKHOLDER RIGHTS PLAN CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD DETER TAKEOVER ATTEMPTS THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

  Provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the company without the board of director's consent for at least three years from the date they first hold 15% or more of the voting stock. DoubleClick is not subject to this provision of Delaware law with respect to its investment in ValueClick. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

  Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users' responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems will be vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. We lease server space in Los Angeles and Sunnyvale, California; Louisville, Kentucky; Dulles and McLean, Virginia; Pittsburgh, Pennsylvania and Tokyo, Japan. Therefore, any of the above factors affecting the Los Angeles, Sunnyvale, Louisville, Dulles, McLean or Tokyo areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our backup system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

  For the three-month period ended June 30, 2002, revenues from our Technology segment accounted for 48.4% of our revenues. With our recent acquisition of companies offering complimentary technology products and services, including our May 2002 acquisition of Be Free, Inc. and our October 2001 acquisition of Mediaplex, Inc., we expect that our Technology segment will account for a greater percentage of our revenues in the future. Revenues generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be harmed by the loss of any of these clients. In the second quarter of 2002, one company accounted for 33.3% of revenues generated by our technology products and services. We expect that this and other entities may continue to account for a significant percentage of our revenues generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or we may not be able to successfully attract additional advertisers. If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

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

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, ADWARE AND BE FREE TECHNOLOGIES, FOR OUR FUTURE REVENUES, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUES, OUR BUSINESS MAY FAIL.

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

  Our success depends in large part on our proprietary technology, including our eTrax™ tracking management software, BeFast, BeSelect and our MOJO platform. In addition, we believe that our trademarks are key to identifying and differentiating our services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our competitive position may suffer.

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

  Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Florida, Kentucky, Virginia, Pennsylvania and Japan, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY.

  Our common stock has been publicly traded only since March 30, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management's attention and resources.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

  Mediaplex and Be Free Class Action Litigation

        Mediaplex, Inc., ValueClick's wholly-owned subsidiary acquired on October 19, 2001, is involved in three putative class action lawsuits. In July and August 2001, these class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz vs. Mediaplex, Inc. et al., Atlas vs. Mediaplex, Inc. et al., and Mashayekh vs. Mediaplex, Inc. et al. In addition to Mediaplex and each of its underwriters for its November 1999 initial public offering, Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are former officers and directors of Mediaplex, are named as individual defendants. We are defending and indemnifying these individual defendants as part of our obligation under our indemnification agreements. The cases are pending before the United States District Court for the Southern District of New York.

        Be Free, Inc., ValueClick's wholly-owned subsidiary acquired on May 23, 2002, is involved in a putative class action litigation. This class action lawsuit, entitled Saul Kassin v. Be Free et al., was filed on November 30, 2001 with the United States District Court for the Southern District of New York on behalf of all persons who acquired Be Free securities between November 3, 1999 and December 6, 2000. This lawsuit names as defendants Be Free, its underwriters for its November 3, 1999 initial public offering and its March 28, 2000 public offering, and Gordon B. Hoffstein, Samuel Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph, all of whom were either officers and/or directors of Be Free during the class period. Gordon Hoffstein and Samuel Gerace, Jr. are members of our board of directors, Mr. Gerace is also the Chief Technology Officer of Be Free, and Stephen Joseph is Executive Vice President of Corporate Development. We are defending and indemnifying the individual defendants in this lawsuit as part of our obligation under our indemnification agreements.

        These complaints allege that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a prospectus that contained "materially false and misleading information and failed to disclose material information." They allege that the prospectuses were false and misleading because they failed to disclose the underwriter defendants' purported agreement with investors to provide them with unspecified amounts of Mediaplex and Be Free shares in their respective initial public offerings in exchange for undisclosed commissions; and the purported agreements between the underwriter defendants and certain of their customers whereby the underwriter defendants would allocate shares in Mediaplex's and Be Free's initial public offering to those customers in exchange for the customers' agreement to purchase Mediaplex and Be Free shares in the after-market at pre-determined prices.

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

        ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from these cases, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

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

  Lorenc v. Be Free, Inc. et al.

        On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Defendants have brought a motion for summary judgment expected to be heard in September 2002. ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

        Other than the matters discussed above, we are not a party to any other material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition. From time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 4, 2002, our Board of Directors approved adoption of a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock. Stockholders of record on June 14, 2002 received, for each share of common stock then owned, one right to purchase a unit of one one-thousandth of a share of Series A junior participating preferred stock at a price of $25.00 per unit. The rights, which expire on June 4, 2012, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the public announcement that a person or group has acquired beneficial ownership of 15.0% or more of our outstanding common stock or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group acquiring the beneficial ownership of 15.0% or more of our outstanding common stock. The rights have significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors because the rights may be redeemed by us prior to the occurrence of a distribution date. Additional details of the stockholders rights plan are in our Current Report on Form 8-K filed on June 14, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2002 Annual Meeting of Stockholders as further discussed below:

        (a)  Our 2002 Annual Meeting of Stockholders was held on May 23, 2002 in Westlake Village, California.

        (b)  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

        (c)  At the Annual Meeting, the following matters were considered and voted upon:

            (i)  To approve the issuance of shares of ValueClick common stock pursuant to the Agreement and Plan of Merger, dated as of March 10, 2002, by and among ValueClick, Inc., Bravo Acquisition I Corp. and Be Free, Inc. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

Number of Votes
For	Against	Abstain	Broker Non-Votes
38,434,098	281,943	35,085	0

          (ii)  To approve a proposal to amend and restate ValueClick's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 500,000,000 shares. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

Number of Votes
For	Against	Abstain	Broker Non-Votes
36,575,453	1,292,196	883,477	0

          (iii)  To elect seven members of the board of directors of ValueClick, Inc. Our board of directors currently consists of seven persons. All seven positions on our board of directors were to be elected at our Annual Meeting. At the Annual Meeting, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

Name	For	Withheld
James R. Zarley	48,736,299	1,209,161
David S. Buzby	49,512,850	432,610
Robert D. Leppo	49,486,496	458,964
Martin T. Hart	49,511,950	433,510
Jeffrey E. Epstein	49,463,488	481,972
Tom A. Vadnais	49,511,585	433,875
Ira Carlin	48,727,440	1,218,020

          (iv)  To approve the ValueClick, Inc. 2002 Stock Incentive Plan as a replacement for the ValueClick, Inc. 1999 Stock Option Plan. At the Annual Meeting, our stockholders approved of this proposal by the votes indicated below:

Number of Votes
For	Against	Abstain	Broker Non-Votes
34,748,686	3,362,293	640,147	0

          (v)  To permit ValueClick's Board of Directors or its Chairman in their discretion, to adjourn or postpone the Annual Meeting for further solicitation of proxies if there are not sufficient votes at the originally scheduled time of the Annual Meeting to approve each Proposal. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

Number of Votes
For	Against	Abstain	Broker Non-Votes
46,679,118	1,413,268	1,853,072	0

        (d)  Not applicable.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

2.1*	Agreement and Plan of Merger, dated as of March 10, 2002, by and among ValueClick, Inc., Bravo Acquisition I. Corp. and Be Free, Inc.
3.1*	Second Amended and Restated Certificate of Incorporation of ValueClick, Inc.
4.1**
Rights Agreement, dated as of June 4, 2002, between ValueClick, Inc. and Mellon Investor Services LLC, a New Jersey limited liability company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.
10.1*	Form of Voting Agreement by and between ValueClick, Inc. and Be Free, Inc. stockholders (including a schedule of substantially identical agreements).
10.2***	ValueClick, Inc. 2002 Stock Incentive Plan

*
Incorporated by reference from the exhibits to ValueClick, Inc.'s Registration Statement on Form S-4, as amended, originally filed with the Securities and Exchange Commission on March 22, 2002 (File No. 333-84802) and declared effective by the Securities and Exchange Commission on April 15, 2002.

**
Incorporated by reference to Exhibit 4 to ValueClick, Inc.'s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on June 14, 2002.

***
Incorporated by reference to Exhibit 99.3 to ValueClick, Inc.'s Registration Statement on Form S-8 (File No. 333-89396) originally filed with the Securities and Exchange Commission on May 30, 2002.

  (b)
  Report on Form 8-K filed during the quarter ended June 30, 2002:

    Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on June 14, 2002 to report under Item 5 the implementation of ValueClick, Inc.'s Stockholders' Rights Plan.

    Current Reports on Form 8-K and 8-K/A were filed by ValueClick with the Securities and Exchange Commission on May 24, 2002 and June 6, 2002, respectively, to report under Item 2 the consummation of the acquisition of Be Free, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ SAMUEL J. PAISLEY Samuel J. Paisley Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 14, 2002

QuickLinks

INDEX TO FORM 10–Q
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION AND SIGNATURES
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES