Form 10-Q
period 2002-09-30
VALUECLICK INC/CA
filed 2002-11-15
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        The number of shares of the Registrant's common stock outstanding as of November 11, 2002 was 87,461,769.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,891,000	$29,176,000
Marketable securities	136,464,000	234,165,000
Accounts receivable, net	9,026,000	11,856,000
Income taxes receivable	257,000	356,000
Deferred tax assets	1,066,000	1,214,000
Prepaid expenses and other current assets	933,000	2,269,000

Total current assets	174,637,000	279,036,000
Property and equipment, net	7,125,000	9,287,000
Intangible assets, net	7,500,000	1,165,000
Other assets	1,364,000	2,518,000

TOTAL ASSETS	$190,626,000	$292,006,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,925,000	$12,972,000
Income taxes payable	148,000	4,000
Deferred revenue	93,000	1,267,000
Notes payable and capital lease obligation, current portion	543,000	993,000

Total current liabilities	12,709,000	15,236,000
Notes payable and capital lease obligation, less current portion	992,000	1,128,000
Other non-current liabilities	33,000	3,404,000
Minority interest in consolidated subsidiary	11,385,000	11,386,000
STOCKHOLDERS' EQUITY:
Common stock (issued 52,698,617 and 98,540,618 shares at December 31, 2001 and September 30, 2002, respectively)	53,000	99,000
Additional paid-in capital	238,522,000	369,452,000
Treasury stock, at cost (1,304,172 and 10,807,584 shares at December 31, 2001 and September 30, 2002, respectively)	(2,959,000)	(28,332,000)
Deferred stock compensation	(1,453,000)	(593,000)
Accumulated deficit	(63,634,000)	(76,023,000)
Accumulated other comprehensive loss	(5,022,000)	(3,751,000)

Total stockholders' equity	165,507,000	260,852,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,626,000	$292,006,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three-month Period Ended September 30,
	2001	2002
Revenue	$10,289,000	$17,302,000
Cost of revenue	4,607,000	5,951,000

Gross profit	5,682,000	11,351,000
Operating expenses:
Sales and marketing (excludes stock-based compensation of $171,000 and $130,000 for 2001 and 2002, respectively)	2,680,000	4,975,000
General and administrative (excludes stock-based compensation of $279,000 and $212,000 for 2001 and 2002, respectively)	3,320,000	4,579,000
Product development (excludes stock-based compensation of $92,000 and $70,000 for 2001 and 2002, respectively)	807,000	3,373,000
Stock-based compensation	542,000	412,000
Amortization of intangible assets	453,000	219,000
Merger-related costs	141,000	—

Total operating expenses	7,943,000	13,558,000

Loss from operations	(2,261,000)	(2,207,000)
Other income (expense):
Interest income, net	1,162,000	1,641,000
Foreign currency transaction loss	(387,000)	—
Other	—	(10,000)

Loss before taxes and minority interest	(1,486,000)	(576,000)
Provision for income taxes	175,000	200,000

Loss before minority interest	(1,661,000)	(776,000)
Minority share of (income) loss of consolidated subsidiary	264,000	(10,000)

Net loss	$(1,397,000)	$(786,000)

Basic and diluted net loss per common share	$(0.04)	$(0.01)

Shares used to calculate basic and diluted net loss per common share	36,526,000	90,203,000

Net loss	$(1,397,000)	$(786,000)
Other comprehensive income (expense):
Foreign currency translation adjustment	1,063,000	(710,000)
Unrealized gain on marketable securities, net of tax	367,000	76,000

Comprehensive income (loss)	$33,000	$(1,420,000)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Nine-month Period Ended September 30,
	2001	2002
Revenue	$32,665,000	$43,765,000
Cost of revenue	15,482,000	15,483,000

Gross profit	17,183,000	28,282,000
Operating expenses:
Sales and marketing (excludes stock-based compensation of $680,000 and $443,000 for 2001 and 2002, respectively)	8,434,000	12,707,000
General and administrative (excludes stock-based compensation of $1,111,000 and $724,000 for 2001 and 2002, respectively)	10,002,000	12,482,000
Product development (excludes stock-based compensation of $367,000 and $239,000 for 2001 and 2002, respectively)	2,702,000	8,191,000
Stock-based compensation	2,158,000	1,406,000
Amortization of intangible assets	1,354,000	313,000
Restructuring charge	—	2,320,000
Merger-related costs	1,121,000	17,000

Total operating expenses	25,771,000	37,436,000

Loss from operations	(8,588,000)	(9,154,000)
Other income (expense):
Interest income, net	3,726,000	4,419,000
Gain on sale of marketable securities	701,000	134,000
Foreign currency transaction gain (loss)	(382,000)	59,000
Other	—	(27,000)

Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(4,543,000)	(4,569,000)
Provision for income taxes	155,000	181,000

Loss before minority interest and cumulative effect of change in accounting principle	(4,698,000)	(4,750,000)
Minority share of loss of consolidated subsidiary	225,000	10,000

Loss before cumulative effect of change in accounting principle	(4,473,000)	(4,740,000)
Cumulative effect of change in accounting principle	—	(7,649,000)

Net loss	$(4,473,000)	$(12,389,000)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.12)	$(0.07)
Per share effect of change in accounting principle	—	(0.10)

Basic and diluted net loss per common share	$(0.12)	$(0.17)

Shares used to calculate basic and diluted net loss per common share	36,488,000	70,801,000

Net loss	$(4,473,000)	$(12,389,000)
Other comprehensive income (expense):
Foreign currency translation adjustment	(1,292,000)	1,516,000
Unrealized gain (loss) on marketable securities, net of tax	367,000	(244,000)

Comprehensive loss	$(5,398,000)	$(11,117,000)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-month Period Ended September 30,
	2001	2002
Net loss	$(4,473,000)	$(12,389,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,494,000	3,778,000
Non-cash change in accounting principle	—	7,649,000
Non-cash restructuring charge	—	2,320,000
Provision for bad debts	1,454,000	1,083,000
Stock-based compensation	2,158,000	1,406,000
Minority share of loss of consolidated subsidiary	(225,000)	(10,000)
Gain on sale of marketable securities	(701,000)	(134,000)
Provision for deferred income taxes	27,000	15,000
Changes in operating assets and liabilities, net of acquisitions	(3,599,000)	(4,815,000)

Net cash used in operating activities	(2,865,000)	(1,097,000)

Cash flows from investing activities:
Purchase of marketable debt securities	(90,068,000)	(4,301,000)
Purchase of marketable equity securities	(1,611,000)	—
Proceeds from the sale of marketable securities	6,948,000	31,141,000
Purchases of property and equipment	(1,631,000)	(1,035,000)
Purchases of intangible assets	(51,000)	(13,000)
Net cash used in a purchased business combination	—	(212,000)

Net cash provided by (used in) investing activities	(86,413,000)	25,580,000

Cash flows from financing activities:
Purchase of treasury stock	(225,000)	(25,374,000)
Proceeds from the exercises of common stock options	51,000	2,500,000
Proceeds from (repayments on) notes payable and capital leases	729,000	(840,000)

Net cash provided by (used in) financing activities	555,000	(23,714,000)

Effect of currency translations	(1,292,000)	1,516,000

Net increase (decrease) in cash and cash equivalents	(90,015,000)	2,285,000
Cash and cash equivalents, beginning of period	121,204,000	26,891,000

Cash and cash equivalents, end of period	$31,189,000	$29,176,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for earnout provision of purchase business combination	$1,106,000	$633,000

Issuance of common stock for a purchase business combination	—	$127,297,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION

        The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (the "SEC") under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that may be included in ValueClick, Inc.'s and its and subsidiaries annual consolidated financial statements and footnotes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick, Inc.'s and its and subsidiaries Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the information contained in the ValueClick, Inc.'s and its and subsidiaries registration statement on Form S-4 related to its merger with Be Free, Inc., as amended, originally filed with the SEC on March 22, 2002 and declared effective by the SEC on April 15, 2002.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

        The condensed consolidated financial statements include the accounts of ValueClick, Inc. and its subsidiaries (collectively "ValueClick" or the "Company") from the dates of their respective acquisitions, acquisition of majority voting control or date of formation, for business combinations accounted for as pooling-of-interests.

        The Company derives its revenue from two reportable business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

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

        Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values. Additionally, under the new standard, goodwill is no longer amortized but is tested at the reporting unit within the related business segment annually or whenever events or circumstances occur indicating that goodwill might be impaired. The effect of no longer amortizing goodwill resulted in a reduction in amortization of intangible assets during the 2002 reporting periods. Pro forma net loss and basic and diluted net loss per common share for the three and nine-month periods ended September 30, 2001, excluding amortization of goodwill are as follows:

	Three-month Period Ended September 30, 2001	Nine-month Period Ended September 30, 2001
Reported net loss	$(1,397,000)	$(4,473,000)
Add back: Goodwill amortization	407,000	1,219,000

Pro forma net loss	$(990,000)	$(3,254,000)

Reported basic and diluted net loss per common share	$(0.04)	$(0.12)
Add back: Goodwill amortization	0.01	0.03

Pro forma basic and diluted net loss per common share	$(0.03)	$(0.09)

        Intangible assets at September 30, 2002 are comprised primarily of purchased technologies and are being amortized on a straight-line basis over 3 to 5 years. Intangible assets at September 30, 2002 are stated net of accumulated amortization of $922,000. Intangible assets (including goodwill) at December 31, 2001 are stated net of accumulated amortization of $3,070,000.

        In August of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. Management expects to adopt SFAS No. 143 effective January 1, 2003 and does not expect that the adoption of this new standard will have a significant impact on the Company's results of operations and financial position.

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

        Under the terms of the merger agreement, Be Free stockholders received 0.65882 shares of the Company common stock for each share of Be Free common stock. The Company issued a total of approximately 43.4 million shares of its common stock for all the outstanding stock of Be Free. In addition, the Company assumed options to purchase approximately 4.2 million additional shares of ValueClick common stock.

        The offer and sale of ValueClick common stock under the merger agreement was registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-4 (Registration No. 333-84802) ("Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on March 22, 2002 and declared effective by the SEC on April 15, 2002. The Joint Proxy Statement/Prospectus of ValueClick and Be Free included in the Registration Statement contains additional information about this transaction.

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

        Under the terms of the merger agreement, Mediaplex stockholders received 0.4113 shares of ValueClick common stock for each share of Mediaplex common stock. The Company issued a total of approximately 15.1 million shares of its common stock for all the outstanding stock of Mediaplex. In addition, the Company assumed options to purchase approximately 3.0 million additional shares of ValueClick common stock.

        The offer and sale of ValueClick common stock under the merger agreement was registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-65562) ("Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on July 20, 2001 and declared effective on September 27, 2001. The Joint Proxy Statement/Prospectus of ValueClick and Mediaplex included in the Registration Statement contains additional information about this transaction.

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

        The historical operating results of Mediaplex and Be Free prior to their respective acquisition dates have not been included in the Company's historical condensed consolidated operating results. Pro forma data (unaudited) for the three-month period ended September 30, 2001 and nine-month periods ended September 30, 2001 and 2002 as if the Mediaplex and Be Free acquisitions had been effective as of January 1, 2001 is as follows:

		Nine-month Period Ended September 30,
	Three-month Period Ended September 30, 2001
		2001	2002
Revenue	$21,074,000	$62,406,000	$51,898,000
Net loss before cumulative effect of accounting principle	$(8,003,000)	$(30,453,000)	$(5,036,000)
Net loss	$(8,003,000)	$(30,453,000)	$(12,685,000)
Basic and diluted net loss per share before cumulative effect of accounting principle	$(0.08)	$(0.32)	$(0.06)
Basic and diluted net loss per share	$(0.08)	$(0.32)	$(0.14)

Pooling-of-Interests

        On January 31, 2001, the Company consummated its merger with Z Media. In connection with the merger, the Company issued an aggregate of 2,727,678 shares of its Common Stock in exchange for all outstanding shares of Z Media and reserved 419,366 additional shares of Common Stock for issuance upon exercise of outstanding employee stock options of Z Media. The Company accounted for the merger as pooling-of-interests.

        Merger-related costs of $141,000 and $0, and $1,121,000 and $17,000 included in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001 and 2002, respectively, were comprised of direct transaction costs related to the ClickAgents and Z Media mergers, respectively.

4.    ACCOUNTS RECEIVABLE

        Accounts receivable are stated net of an allowance for doubtful accounts of $1,546,000 and $1,513,000 at December 31, 2001 and September 30, 2002, respectively.

5.    PROPERTIES AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31, 2001	September 30, 2002
Computer equipment and purchased software	$15,261,000	$16,330,000
Furniture and equipment	2,336,000	2,817,000
Vehicles	92,000	92,000
Leasehold improvements	472,000	627,000

	18,161,000	19,866,000
Less: accumulated depreciation and amortization	(11,036,000)	(10,579,000)

	$7,125,000	$9,287,000

6.    MARKETABLE SECURITIES

        Marketable securities as of September 30, 2002 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

        Marketable securities at September 30, 2002 have an aggregate cost of $233.5 million, an estimated fair value of $234.2 million, and unrealized gains of $60,000. Marketable securities at December 31, 2001 had an aggregate cost of $136.0 million, an estimated fair value of $136.5 million, and unrealized gains of $467,000.

        During April 2001, the Company sold marketable securities comprised of its remaining 567,860 shares of its DoubleClick common stock for cash proceeds of $6.9 million. The sale of these shares resulted in a realized gain of $701,000.

7.    COMMITMENTS AND CONTINGENCIES

Legal Action

  Mediaplex and Be Free Class Action Litigation

        Mediaplex, Inc., ValueClick's wholly-owned subsidiary acquired on October 19, 2001, is involved in three putative class action lawsuits. In July and August 2001, these class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz vs. Mediaplex, Inc. et al., Atlas vs. Mediaplex, Inc. et al., and Mashayekh vs. Mediaplex, Inc. et al. In addition to Mediaplex and each of its underwriters for its November 1999 initial public offering, Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are former officers and directors of Mediaplex, are named as individual defendants. The Company is defending and indemnifying these individual defendants as part of its obligation under its indemnification agreements. The cases are pending before the United States District Court for the Southern District of New York.

        Be Free, Inc., ValueClick's wholly-owned subsidiary acquired on May 23, 2002, is involved in a putative class action litigation. This class action lawsuit, entitled Saul Kassin v. Be Free et al., was filed on November 30, 2001 with the United States District Court for the Southern District of New York on behalf of all persons who acquired Be Free securities between November 3, 1999 and December 6, 2000. This lawsuit names as defendants Be Free, its underwriters for its November 3, 1999 initial public offering and its March 28, 2000 public offering, and Gordon B. Hoffstein, Samuel Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph, all of whom were either officers and/or directors of Be Free during the class period. Gordon Hoffstein and Samuel Gerace, Jr. are members of the Company's board of directors, Mr. Gerace is also the Chief Technology Officer of Be Free, and Stephen Joseph is Executive Vice President of Corporate Development. The Company is defending and indemnifying the individual defendants in this lawsuit as part of its obligation under its indemnification agreements.

        These complaints allege that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a prospectus that contained "materially false and misleading information and failed to disclose material information." They allege that the prospectuses were false and misleading because they failed to disclose the underwriter defendants' purported agreement with investors to provide them with unspecified amounts of Mediaplex and Be Free shares in their respective initial public offerings in exchange for undisclosed commissions; and the purported agreements between the underwriter defendants and certain of their customers whereby the underwriter defendants would allocate shares in Mediaplex's and Be Free's public offerings to those customers in exchange for the customers' agreement to purchase Mediaplex and Be Free shares in the after-market at pre-determined prices.

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

  Lorenc v. Be Free, Inc. et al.

        On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Defendants have brought a motion for summary judgment. No date for the motion has been set. ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

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

8.    STOCK REPURCHASE PROGRAM

        In September 2000, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002 and to $50 million in July 2002. Under the program, the purchases will be funded from available working capital, and the repurchased shares are held in treasury and may be used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of September 30, 2002, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 10.8 million shares of the Company's common stock for approximately $28.3 million, $25.0 million of which was purchased pursuant to the Stock Repurchase Program. As of September 30, 2002, up to $25.0 million of the Company's capital is available under its Stock Repurchase Program to purchase shares of the Company's outstanding common stock.

9.    SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

        The Company derives its revenue from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

        Revenue and gross profit by segment are as follows:

	Revenue		Gross Profit
	Three-month Periods Ended September 30,
	2001	2002	2001	2002
	(In thousands)
Media	$10,289	$7,566	$5,682	$3,989
Technology	—	9,736	—	7,362

Total	$10,289	$17,302	$5,682	$11,351

	Revenue		Gross Profit
	Three-month Periods Ended September 30,
	2001	2002	2001	2002
	(In thousands)
Media	$32,665	$21,831	$17,183	$11,676
Technology	—	21,934	—	16,606

Total	$32,665	$43,765	$17,183	$28,282

        The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan and with operations in Europe through its wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. Other international subsidiaries included ValueClick Brazil and ValueClick Canada, which were discontinued during 2001. The Company's geographic information is as follows:

	Three-month Period Ended September 30, 2002
	Revenue	Income (loss) from Operations	Long-lived Assets at September 30, 2002
United States	$13,626	$(1,541)	$9,376
Japan	2,012	2	885
Europe	1,664	(668)	191
Other International	—	—	—

Total	$17,302	$(2,207)	$10,452

	Three-month Period Ended September 30, 2001
	Revenue	Loss from Operations	Long-lived Assets at September 30, 2001
United States	$7,188	$(2,007)	$9,547
Japan	2,099	(92)	1,262
Europe	1,002	(156)	121
Other International	—	(6)	24

Total	$10,289	$(2,261)	$10,954

	Nine-month Period Ended September 30, 2002
	Revenue	Loss from Operations
	(In thousands)
United States	$33,313	$(8,012)
Japan	5,597	(295)
Europe	4,855	(847)
Other International	—	—

Total	$43,765	$(9,154)

	Nine-month Period Ended September 30, 2001
	Revenue	Income (loss) from Operations
	(In thousands)
United States	$20,674	$(8,674)
Japan	8,061	518
Europe	3,863	(163)
Other International	67	(269)

Total	$32,665	$(8,588)

        For the three-month period ended September 30, 2001, no customer comprised more than 10% of total revenue. For the three-month period ended September 30, 2002, one customer comprised 13% of total revenue. At December 31, 2001 and September 30, 2002 no customer comprised more than 10% of accounts receivable.

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

        We derive our revenue from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

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

        Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. Mediaplex enables marketers to manage, target and distribute integrated messaging across all digital media. Our proprietary MOJO® technology platform includes the ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. Mediaplex's revenue is primarily derived from software access and use charges paid by our software clients. These fees vary based on the client's use of the technology.

        AdWare is an applications service provider ("ASP") delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare's revenue is generated primarily from monthly service fees paid by customers over the service periods.

        Revenue and gross profit by segment are as follows:

	Revenue		Gross Profit
	Three-month Periods Ended September 30,
	2001	2002	2001	2002
	(In thousands)
Media	$10,289	$7,566	$5,682	$3,989
Technology	—	9,736	—	7,362

Total	$10,289	$17,302	$5,682	$11,351

	Revenue		Gross Profit
	Three-month Periods Ended September 30,
	2001	2002	2001	2002
	(In thousands)
Media	$32,665	$21,831	$17,183	$11,676
Technology	—	21,934	—	16,606

Total	$32,665	$43,765	$17,183	$28,282

        The Company's operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan and with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. Other

international subsidiaries included ValueClick Brazil and ValueClick Canada, which were discontinued during 2001. The Company's geographic information is as follows:

	Three-month Period Ended September 30, 2002
	Revenue	Income (loss) from Operations	Long-lived Assets at September 30, 2002
	(In thousands)
United States	$13,626	$(1,541)	$9,376
Japan	2,012	2	885
Europe	1,664	(668)	191
Other International	—	—	—

Total	$17,302	$(2,207)	$10,452

	Three-month Period Ended September 30, 2001
	Revenue	Loss from Operations	Long-lived Assets at September 30, 2001
	(In thousands)
United States	$7,188	$(2,007)	$9,547
Japan	2,099	(92)	1,262
Europe	1,002	(156)	121
Other International	—	(6)	24

Total	$10,289	$(2,261)	$10,954

	Nine-month Period Ended September 30, 2002
	Revenue	Loss from Operations
	(In thousands)
United States	$33,313	$(8,012)
Japan	5,597	(295)
Europe	4,855	(847)
Other International	—	—

Total	$43,765	$(9,154)

	Nine-month Period Ended September 30, 2001
	Revenue	Income (loss) from Operations
	(In thousands)
United States	$20,674	$(8,674)
Japan	8,061	518
Europe	3,863	(163)
Other International	67	(269)

Total	$32,665	$(8,588)

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

        The 2002 results include three full months of operations from our Technology segment, given that we acquired Mediaplex and Adware in late October 2001 and Be Free in late May of 2002.

        Revenue.    Net revenue from our Media segment and our Technology segment were $7.6 million and $9.7 million, respectively, for the three-month period ended September 30, 2002, resulting in consolidated net revenue of $17.3 million compared to $10.3 million for the same period in 2001, an increase of $7.0 million, or 68.2%. The increase in net revenue was a result of the inclusion of the Technology segment in the 2002 period. The decline in Media segment revenue reflects the continued effects of the generally weak U.S. economy and advertising market.

        Cost of Revenue.    Cost of revenue for the Media segment consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for both the Media and Technology segments also includes depreciation costs of the revenue producing technologies and Internet access costs. Cost of revenue was $5.9 million for the three-month period ended September 30, 2002 compared to $4.6 million for the same period in 2001, an increase of $1.3 million or 29.2%. Cost of revenue decreased as a percentage of net revenue over the 2001 period. This decrease, as well as the corresponding increase in the gross profit margin to 65.6% for the three-month period ended September 30, 2002 from 55.2% for the same period in 2001, was primarily attributable to the change in product mix as a result of the inclusion of the operations of our higher profit margin Technology segment in the 2002 period.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended September 30, 2002 were $5.0 million compared to $2.7 million for the same period in 2001, an increase of $2.3 million or 85.6%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel for our Technology segment. Our sales and marketing costs as a percentage of revenue increased to 28.8% for the three-month period ended September 30, 2002 form 26.0% for the same period in 2001 due primarily to the mix of sales and marketing personnel within our Technology segment.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and professional service fees. General and administrative expenses increased to $4.6 million for the three-month period ended September 30, 2002 compared to $3.3 million for the same period in 2001, an increase of $1.3 million or 37.9%. General and administrative expenses increased due primarily to the addition of facilities costs and additional executive and administrative personnel in our Technology segment offset by management's efforts to scale general and administrative costs in line with the decreased media revenue production, as well as synergistic cost reductions associated with the acquisitions of Mediaplex, Inc. and Be Free, Inc.

        Product Development.    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended September 30, 2002 were $3.4 million compared to $0.8 million for the same period in 2001, an increase of $2.6 million or 318.0%. The increase in product development expenses was due primarily to the addition of engineers and support personnel in our Technology segment as a result of the acquisitions of Mediaplex and Be Free. We anticipate that the ratio of product development expense to revenue will continue to be higher than our historical experience due to the increasing importance of, and contribution to our business by, our Technology segment.

        Stock-Based Compensation.    Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation expense for the three-month period ended September 30, 2002 amounted to $412,000, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $542,000 for the three-month period ended September 30, 2001 relates to our amortization method that charges to expense a higher portion of the deferred stock- based compensation in the earlier years of the option vesting period. We expect a continued decline in the amortization of the existing deferred stock-based compensation over future periods.

        Amortization of Intangible Assets.    Amortization of intangible assets for the three-month period ended September 30, 2002 represents principally the amortization of software acquired through business combinations.

        For the three-month period ended September 30, 2001 amortization of intangible assets also included the amortization of goodwill created as a result of the acquisitions of Bach Systems and a majority interest in ValueClick Japan. On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. In accordance with the transitional guidance of SFAS No. 142, we completed our impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment.

        Merger-Related Costs.    Merger-related costs for the three-month period ended September 30, 2001 represent the direct transaction costs incurred related to the mergers with ClickAgents and Z Media in December 2000 and January 2001, respectively, accounted for as a pooling-of-interests. We incurred no such costs in the third quarter of 2002.

        Interest Income, Net.    Interest income, net principally consists of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $1.6 million for the three-month period ended September 30, 2002 compared to $1.2 million for the same period in 2001. The increase is attributable to increased balances of cash and cash equivalents and marketable debt securities resulting from the Mediaplex and Be Free acquisitions offset by the effects of decreasing average investment yields due to declines in interest rates since 2001. Interest income in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

        Foreign Currency Transaction Loss.    The foreign currency transaction loss recognized during the three- month period ended September 30, 2001 represents foreign currency fluctuations on investments held by our subsidiary in Japan not denominated in their local currency. Theses unrealized losses reversed in subsequently periods prior to the sale of the related investments resulting in a nominal realized foreign currency transaction gain.

        Provision for Income Taxes.    For the three-month period ended September 30, 2002, we recorded a provision for income taxes of $200,000, compared to $175,000 for the same period in 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization in the 2001 period.

        Minority Share of Income/Loss of Consolidated Subsidiary.    Minority share of income of ValueClick Japan was $10,000 for the three-month period ended September 30, 2002 and minority share of loss of ValueClick Japan was $264,000 for the corresponding period in 2001. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

        The 2002 results include nine full months of our Mediaplex and AdWare subsidiaries' performance and four months of our Be Free subsidiary's performance, given that we acquired Mediaplex and AdWare in late October 2001 and Be Free in late May 2002.

        Revenue.    Net revenue from our Media segment and our Technology segment were $21.8 million and $22.0 million, respectively, for the nine-month period ended September 30, 2002, resulting in consolidated net revenue of $43.8 million compared to $32.7 million for the same period in 2001, an increase of $11.1 million or 34.0%. The increase in net revenue was a result of the inclusion of the Technology segment in the 2002 period, specifically a full nine-month period of Mediaplex operations and four months of Be Free operations. The decline in Media segment revenue reflects the continued effects of the generally weak U.S. economy and advertising market.

        Cost of Revenue.    Cost of revenue was $15.5 million for both the nine-month period ended September 30, 2002 and the same period in 2001. Cost of revenue decreased as a percentage of net revenue over the 2001 period. This decrease, as well as the corresponding increase in the gross profit margin to 64.6% for the nine-month period ended September 30, 2002 from 52.6% for the same period in 2001 was directly attributable to the change in product mix as a result of the inclusion of the operations of our higher profit margin Technology segment in the 2002 period.

        Sales and Marketing.    Sales and marketing expenses for the nine-month period ended September 30, 2002 were $12.7 million compared to $8.4 million for the same period in 2001, an increase of $4.3 million or 50.7%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing personnel for our Technology segment. Our sales and marketing costs as a percentage of revenue increased to 29.0% for the three-month period ended September 30, 2002 form 25.8% for the same period in 2001 due primarily to the mix of sales and marketing personnel within our Technology segment.

        General and Administrative.    General and administrative expenses increased to $12.5 million for the nine-month period ended September 30, 2002 compared to $10.0 million for the same period in 2001, an increase of $2.5 million or 24.8%. General and administrative expenses increased due primarily to the addition of facilities costs and additional executive and administrative personnel in our Technology segment offset by management's efforts to scale general and administrative costs in line with the decreased media revenue production, as well as synergistic cost reductions associated with the Mediaplex, Inc. and Be Free, Inc. mergers.

        Product Development.    Product development expenses for the nine-month period ended September 30, 2002 were $8.2 million compared to $2.7 million for the same period in 2001, an increase of $5.5 million or 203.2%. The increase in product development expenses was due primarily to the addition of engineers and support personnel in our Technology segment as a result of the Mediaplex and Be Free mergers. We anticipate that the ratio of product development expense to revenue will continue to be higher than our historical experience due to the increasing importance of, and contribution to our business by, our Technology segment.

        Stock-Based Compensation.    Stock-based compensation expense for the nine-month period ended September 30, 2002 amounted to $1.4 million, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $2.2 million for the nine-month period ended September 30, 2001 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the options vesting period. We expect a continued decline in the amortization of the existing deferred stock-based compensation over future periods.

        Amortization of Intangible Assets and Cumulative Effect of Change in Accounting Principle. Amortization of intangible assets for the nine-month period ended September 30, 2002 represents principally the amortization of software acquired in business combinations.

        For the nine-month period ended September 30, 2001 amortization of intangible assets also included the amortization of goodwill created as a result of the acquisitions of Bach Systems and a majority interest in ValueClick Japan. On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. In accordance with the transitional guidance of SFAS No. 142, we completed our impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment.

        Merger-Related Costs.    Merger-related costs for the nine-month period ended September 30, 2001 represent the direct transaction costs incurred related to the mergers with ClickAgents and Z Media in December 2000 and January 2001, respectively, accounted for as a pooling-of-interests. Merger-related costs for the nine-month period ended September 30, 2002 represent the last of such direct transaction costs.

        Interest Income, Net.    Interest income, net principally consists of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $4.4 million for the nine-month period ended September 30, 2002 compared to $3.7 million for the same period in 2001. The increase is attributable to increased balances of cash and cash equivalents and marketable debt securities resulting from the Mediaplex and Be Free acquisitions offset by the effects of decreasing average investment yields due to declines in interest rates since 2001. Interest income in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

        Foreign Currency Transaction Gain (Loss).    The foreign currency transaction loss recognized during the nine-month period ended September 30, 2001 represents foreign currency fluctuations on investments held by our subsidiary in Japan not denominated in their local currency. Theses unrealized losses reversed in subsequently periods prior to the sale of the related investments resulting in a nominal realized foreign currency transaction gain. The foreign currency transaction gain recognized the 2002 represents a portion of such reversal.

        Gain on Sale of Marketable Securities.    The gain on sale of marketable securities recognized during the nine-month period ended September 30, 2001 represents the sale of our remaining 567,860 shares of DoubleClick common stock for cash proceeds of $6.9 million. The sale of these shares resulted in a realized gain of $701,000.

        Provision for Income Taxes.    For the nine-month period ended September 30, 2002, we recorded an income tax provision of $181,000, compared $155,000 for the same period in 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization in the 2001 period.

        Minority Share of Income/Loss of Consolidated Subsidiary.    Minority share of loss of ValueClick Japan was $10,000 for the nine-month period ended September 30, 2002 and $225,000 for the corresponding period in 2001. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net losses incurred by ValueClick Japan.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through working capital generated from operations and equity financings. As of September 30, 2002, we had a combined cash and cash equivalents and marketable securities balance of $263.3 million. The net cash used in operating activities of $1.1 million for the nine-month period ended September 30, 2002 primarily resulted from the timing of payments on accounts payable and accrued liabilities.

        The net cash provided by investing activities for the nine-month period ended September 30, 2002 of $25.6 million was primarily the result of the sale of marketable securities of $31.1 million, offset by $1.0 million of computer equipment purchases, net purchase of investment grade corporate debt securities of $4.3 million and the net cash used in the Be Free acquisition of $212,000.

        Net cash used in financing activities for the nine-month period ended September 30, 2002 of $23.7 million primarily resulted from the purchase of $25.4 million in treasury stock and repayment of $0.8 million on notes payable, offset by the proceeds received from the exercise of stock options of $2.5 million.

Stock Repurchase Program

        In September 2000, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002 and to $50 million in July 2002. Under the program, the purchases will be funded from available working capital, and the repurchased shares are held in treasury and may be used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. As of September 30, 2002 and since the initiation of the Stock Repurchase Program we had repurchased a total of approximately 10.8 million shares of our common stock for approximately $28.3 million, $25.0 million of which was purchased pursuant to the Stock Repurchase Program. As of September 30, 2002, up to $25.0 million of our capital is available under our Stock Repurchase Program to purchase shares of our outstanding common stock.

Commitments and Contingencies

        As of September 30, 2002, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010, and a note payable to a bank, which requires monthly payments through 2003.

        We believe that our existing cash and cash equivalents and our marketable securities are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition Policy.

            Our Media segment revenue are recognized in the period that the advertising click-throughs or actions occur or when lead-based information is delivered, provided that no significant obligations remain and collection of the resulting receivable is probable.

            Our Technology segment revenue are generated primarily from fixed fees for campaign management services and from application management services and professional services. Campaign management service revenue is recognized when the related services are performed. Application management services revenue is recognized as the services are performed. Application management services provide customers rights to access applications, hardware for the application access, customer service, and rights to enhancements and updates. Our customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue in the month or quarter in which minimum volume is exceeded.

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

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the three-month periods ended September 30, 2001 and 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

        The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest a portion of our excess cash in debt instruments of high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

        Marketable securities as of September 30, 2002 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. As of September 30, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 223 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of September 30, 2002, unrealized gains in our investments in marketable securities aggregated $60,000.

        During the three-month period ended September 30, 2002, our investments in marketable securities yielded an effective interest rate of 2.68%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $2.3 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

        We transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Japan and ValueClick Europe, which denominate their transactions in Japanese Yen and primarily in U.K. pounds, respectively. The effect of foreign exchange rate fluctuations for the three-month period ended September 30, 2002 was not material. If there were an adverse change of 10% in overall foreign currency exchange rates, the result would be a reduction of revenue of approximately $400,000 a quarter. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2002, we had $22.6 million in cash and cash equivalents denominated in foreign currencies.

        Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES, AN ACCUMULATED DEFICIT AND MAY CONTINUE TO EXPERIENCE LOSSES.

  For the three-month period ended September 30, 2002, we incurred a net loss of approximately $0.8 million and at September 30, 2002 we had an accumulated deficit of approximately $76.0 million. Though we expect to reach net income the next 12 months, events could arise that prohibit obtaining net income in such a timeframe and we may never become profitable.

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

IF BANNER ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

  Our Media segment accounted for 43.7% of our revenue for the three-month period ended September 30, 2002 by delivering advertisements that generate click-throughs and other actions to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install "filter" software programs which allow them to prevent banner advertisements from appearing on their screens; banner advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt banner advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising, including permission-based e-mail. If the number of direct marketing companies who purchase banner clicks from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

  Traditionally, substantially all of our revenue have been derived from our Media segment. Although we intend to grow our Technology segment, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. For the three-month period ended September 30, 2002, our Media segment accounted for 43.7% of our revenue. In addition, most of our Media products and services are based on a cost-per-click, or CPC, cost-per-action, or CPA, or cost-per-lead, or CPL, pricing model. These business models are relatively new and much less common than the cost-per-thousand impressions, or CPM, pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers' ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users' activities after they have reached advertisers' Web sites. We will not be able to assure you that our strategy will succeed.

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

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING SPACE AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE NEW ADVERTISING SPACE.

  Our success depends in part on our ability to effectively manage our existing advertising space. The Web sites that list their unsold advertising space with us are not bound by long-term contracts that ensure them a consistent supply of advertising space, which we refer to as inventory. In addition, Web sites can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue. We expect that our customers' requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers' changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web sites that offer attractive demographics, innovative and quality content and growing Web user traffic. Our ability to attract new Web sites to our network and to retain Web sites currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing Internet advertising networks that purchase advertising inventory from small- to medium-sized Web sites continues to increase. We will not be able to assure you that the size of our inventory will increase or even remain constant in the future.

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

  We earn advertising revenue and make payments to Web publishers based on the number of clicks on advertisements delivered on our network. Advertisers' and Web publishers' willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory.

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST OTHER INTERNET ADVERTISING COMPANIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY AND OUR REVENUE COULD DECLINE.

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

  Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenue. In addition, as we expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, result of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue could decline.

OUR REVENUE GROWTH COULD BE NEGATIVELY IMPACTED IF INTERNET USAGE AND THE DEVELOPMENT OF INTERNET INFRASTRUCTURE DO NOT CONTINUE TO GROW.

  Our business and financial results will depend on continued growth in the use of the Internet. Internet usage may be inhibited for a number of reasons, such as: inadequate network infrastructure; security concerns; inconsistent quality of service; and unavailability of cost-effective, high-speed service. If Internet usage grows, our infrastructure may not be able to support the demands placed on it and our performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as the recent electronic attacks designed to interrupt service on many Web sites. The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support our growth, our revenue could be materially and adversely affected.

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

  In particular, any well-publicized compromise of security involving Web-based transactions could deter people from purchasing items on the Internet, clicking on advertisements, or using the Internet generally, any of which could cause us to lose customers and advertising inventory and could materially, adversely affect our revenue.

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

DOUBLECLICK IS OUR LARGEST STOCKHOLDER, AND DOUBLECLICK MAY HAVE INTERESTS THAT ARE DIFFERENT FROM, OR IN ADDITION TO, YOURS.

  DoubleClick, which is one of our competitors, currently owns approximately 9.0% of our outstanding common stock. DoubleClick also has the right to maintain its percentage ownership if we issue new securities, other than in a public offering, in connection with an acquisition of, or merger with, another company or under other specified exceptions until February 28, 2003. DoubleClick may have interests that are different from, or in addition to, your interests. We have not implemented specific policies with respect to this potential conflict of interest.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

  Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users' responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems will be vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. We lease server space in Los Angeles and Sunnyvale, California; Louisville, Kentucky; Pittsburgh, Pennsylvania and Tokyo, Japan. Therefore, any of the above factors affecting the Los Angeles, Sunnyvale, Louisville, or Tokyo areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our backup system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS THAT COULD REDUCE OUR REVENUE.

  Our future success depends in part on the efficient performance of our software and technology, as well as the efficient performance of the systems of third parties. As the numbers of Web pages and Internet users increase, our services and infrastructure may not be able to grow to meet the demand. A sudden and unexpected increase in the volume of advertising delivered through our servers or in click rates could strain the capacity of the software or hardware that we have deployed. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views delivered and the level of user responses received, which would harm our revenue. To the extent that we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition could be harmed substantially. We will also depend on the

  Internet service providers, or ISPs, that provide consumers with access to the Web sites on which our customers' advertisements appear. Internet users have occasionally experienced difficulties connecting to the Web due to failures of their ISPs' systems. Any disruption in Internet access provided by ISPs or failures by ISPs to handle the higher volumes of traffic expected in the future could materially and adversely affect our revenue.

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

  Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and investors in some future periods. If this happens, the market price of our common stock may fall. The factors that may affect our quarterly operating results include:

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

WE MAY BE UNABLE TO REDUCE SPENDING IF OUR REVENUE ARE LOWER THAN EXPECTED BECAUSE OUR SHORT-TERM EXPENSES ARE FIXED AND FUTURE REVENUE AND OPERATING RESULTS ARE DIFFICULT TO FORECAST.

  Our current and future expense estimates are based, in large part, on our estimates of future revenue and on our investment plans. In particular, we plan to increase our operating expenses significantly in order to expand our sales and marketing operations; enhance our technology and software solutions; acquire additional advertising inventory; enhance our advertising management platform; and continue our international expansion. Most of our expenses are fixed in the short term. We may be unable to reduce spending if our revenue is lower than expected. Any significant shortfall in revenue in relation to our expectations could materially and adversely affect our cash flows.

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUE AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

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

REVENUE GENERATED BY OUR TECHNOLOGY PRODUCTS AND SERVICES DEPEND UPON A FEW KEY CLIENTS, AND IF WE LOSE A MAJOR CLIENT FOR THESE PRODUCTS OR SERVICES, OUR REVENUE MAY BE SIGNIFICANTLY REDUCED.

  For the three-month period ended September 30, 2002, revenue from our Technology segment accounted for 56.3% of our revenue. With our recent acquisition of companies offering complimentary technology products and services, including our May 2002 acquisition of Be Free, Inc. and our October 2001 acquisition of Mediaplex, Inc., we expect that our Technology segment may account for a greater percentage of our revenue in the future. Revenue generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be harmed by the loss of any of these clients. In the third quarter of 2002, one company accounted for 13% of our overall revenue. No other customer accounted for more than 10% of our total revenue in the third quarter of 2002. We expect that this and other entities may continue to account for a significant percentage of our revenue generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or we may not be able to successfully attract additional advertisers. If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR TECHNOLOGY BUSINESS AND MARKETING ALLIANCES AND PARTNERSHIPS, OUR ABILITY TO GROW COULD BE LIMITED, WE MAY NOT ACHIEVE DESIRED REVENUE AND OUR STOCK PRICE MAY DECLINE.

  In order to grow our technology business, we must generate, retain and strengthen successful business and marketing alliances with advertising agencies.

  We depend, and expect to continue to depend, on our business and marketing alliances, which are companies with which we have written or oral agreements to work together to provide services to our clients, to refer business from their clients and customers to us. If companies with which we have business and marketing alliances do not refer their clients and customers to us to perform their online campaign and message management, our revenue and results of operations would be severely harmed.

  Our AdWare company has two primary business partnerships that have an impact on our ability to deliver needed functionality to our customers. The first is with Strata, the company whose radio pre-buy product is integrated with AdWare SPOT. Radio pre-buy is an integral part of broadcast media buying functionality. A loss of that partnership would necessitate the development of an entirely new product that would require resources and time. The second is with IBM; loss of this partnership might damage our reputation and negatively impact our ability to drive revenue in the digital asset management arena.

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, ADWARE AND BE FREE TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUE, OUR BUSINESS MAY FAIL.

  Our future revenue is likely to be dependent on the acceptance by clients of the use of technologies, which we believe to be the cornerstone of the technology business. If these technologies do not perform as anticipated or otherwise do not attract clients to use our services, our operations will suffer. In addition, we have incurred and will continue to incur significant expense developing our technologies. If our revenue generated from the use of our technologies does not cover these development costs, our financial condition would suffer.

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

TECHNOLOGY SALES AND IMPLEMENTATION CYCLES ARE LENGTHY, WHICH COULD DIVERT OUR FINANCIAL AND OTHER RESOURCES, AND IS SUBJECT TO DELAYS, WHICH COULD RESULT IN DELAYED REVENUE.

  If the sales and implementation cycle of our technology products and services are delayed, our revenue will likewise be delayed. Our sales and implementation cycles are lengthy, causing us to recognize revenue long after our initial contact with a client. During our sales effort, we spend significant time educating prospective clients on the use and benefit of our message management services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months for our larger clients. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients' budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our media management applications and the complexity of clients' advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of the agreement.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM UNAUTHORIZED USE, WHICH COULD DIMINISH THE VALUE OF OUR SERVICES, WEAKEN OUR COMPETITIVE POSITION AND REDUCE OUR REVENUE.

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

  Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Kentucky, Pennsylvania and Japan, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures

    Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

  (b)
  Changes in Internal Controls

    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.

OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

        Reference is made to our Annual Report on Form 10-K filed with the SEC on March 22, 2002 and our Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2002 and August 14, 2002 under the heading "Legal Proceedings" for a discussion of litigation involving us relating to (i) Mediaplex and Be Free Class Action Litigation, (ii) 24/7 Real Media Patent Infringement Litigation, and (iii) the Lorenc v. Be Free litigation.

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

        These complaints allege that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a prospectus that contained "materially false and misleading information and failed to disclose material information." They allege that the prospectuses were false and misleading because they failed to disclose the underwriter defendants' purported agreement with investors to provide them with unspecified amounts of Mediaplex and Be Free shares in their respective initial public offerings in exchange for undisclosed commissions; and the purported agreements between the underwriter defendants and certain of their customers whereby the underwriter defendants would allocate shares in Mediaplex's and Be Free's public offerings to those customers in exchange for the customers' agreement to purchase Mediaplex and Be Free shares in the after-market at pre-determined prices.

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

  Lorenc v. Be Free, Inc. et al.

        On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Defendants have brought a motion for summary judgment. No date for the motion has been set. ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        Samuel P. Gerace, a member of our board of directors, informed us of his adoption of a written stock selling plan in November 2002 in accordance with our insider trading policy and SEC Rule 10b5-1. The stock selling plan will provide for pre-determined sales of a portion of his holdings of ValueClick common stock until October 2004, subject to certain restrictions and other contingencies. The plan provides for the sale of 10,000 shares of ValueClick common stock per day (which amounts may be adjusted to account for shares not sold on prior days) over a ten-day period in each of the next four quarters beginning in November 2002. The aggregate amount of shares to be sold under the plan is 400,000 shares. SEC Rule 10b5-1 permits an implementation of a written plan for stock selling at times when insiders are not in possession of material non-public information and allows them to sell shares on a regular basis, regardless of any subsequent material non-public information they receive or the price of the stock at the time of the sale.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number	Exhibit Description
99.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002
  (b)
  Reports on Form 8-K filed during the quarter ended September 30, 2002:

    A Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on August 14, 2002 to disclose under Item 9 the certifications of ValueClick, Inc.'s Chief Executive Officer, James R. Zarley, and Chief Financial Officer, Samuel J. Paisley, pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    A Current Report on Form 8-K/A was filed by ValueClick with the Securities and Exchange Commission on August 7, 2002, which amends the Current Reports on Form 8-K and Form 8-K/A filed on May 24, 2002 and June 7, 2002, respectively, to report under Item 2 and Item 7 the consummation of the acquisition of Be Free, Inc and the related historical and pro forma financial statements, respectively.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

Dated: November 14, 2002	By:	/s/ SAMUEL J. PAISLEY Samuel J. Paisley Chief Financial Officer (Principal Financial and Accounting Officer)

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, James R. Zarley, the Chief Executive Officer of ValueClick, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of ValueClick, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ JAMES R. ZARLEY James R. Zarley Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Samuel J. Paisley, the Chief Financial Officer of ValueClick, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of ValueClick, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

  d.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  e.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ SAMUEL J. PAISLEY Samuel J. Paisley Chief Financial Officer

VALUECLICK, INC.
Index to Exhibits

Exhibit Number	Exhibit Description
99.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002

QuickLinks

INDEX TO FORM 10–Q
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
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
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION AND SIGNATURES
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certification of CEO
Certification of CFO
Index to Exhibits