Form 10-K
period 2002-12-31
VALUECLICK INC/CA
filed 2003-03-28
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-30135

VALUECLICK, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0495335 (I.R.S. Employer Identification No.)
4353 Park Terrace Drive, Westlake Village, California 91361 (Address of principal executive offices, including zip code)

Registrant's Telephone Number, Including Area Code: (818) 575-4500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of each class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes ☒    No ☐

        As of June 28, 2002, which was the last business day of ValueClick's most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $280.8 million (based upon the closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). As of March 15, 2003, there were approximately 73,476,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Definitive Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, to be held Mat 15, 2003, are incorporated by reference in Part III of this Form 10-K the extent described therein. The Exhibit Index begins on page 37.

VALUECLICK, INC.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 9 of this Report and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to ValueClick, Inc. are expressly qualified in their entirety by such language. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I.

ITEM 1. BUSINESS

OVERVIEW

        We offer marketers innovative media and technology solutions to achieve their marketing goals for attracting, converting, and growing customer relationships. The broad range of products and services that we provide enable our customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining our media and technology offerings with our experience in both online and offline marketing, we help our customers around the world optimize their marketing campaigns on the Internet and through other media.

        Our customers are predominantly advertisers and direct marketers, as well as the agencies who service these groups. Our value proposition to these groups is our ability to provide distinctive expertise, flexible product customization, superior service, and a diligent focus on the performance of their marketing investments. This approach has enabled us to build relationships with over 1,300 advertisers and agencies, assisting them to build brands, generate qualified leads and drive sales, and to do so with both acquisition and retention programs.

        Another key component in our value proposition is the base of relationships we have developed with quality website publishers. To fulfill our clients' marketing programs, we rely on our relationships with websites of all sizes—from many of the largest portals on the web, to heavily-trafficked and well-branded content and shopping sites, to high-quality niche content properties. Our relationships with these partners span from representation of most of their advertising space, to monetization of their unsold advertising inventory, to regular spot buys of media and email for specific client needs. Our ability to offer these partners a wide variety of ways to generate revenue has enabled us to now reach over 60 million unique Internet users in the U.S. each month, and over 120 million worldwide. ValueClick believes that the effectiveness of our advertising solutions is dependent on the quality of the partner relationships, and therefore we have established stringent quality standards that include rejection on the basis of inappropriate content, illegal activity and fraudulent clicking activity, among other criteria. We enforce these quality standards using a combination of manual auditing and automated processes that continually monitor and review Web site content.

        We derive our revenue from two business segments, based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology, which are described in more detail below.

VALUECLICK MEDIA

        ValueClick Media provides marketers with tailored programs to both build brand value and attract and grow high-value leads and customers. Our ValueClick Media segment has grown through the acquisition of complementary firms, such as Bach Systems, Inc., which does business as onResponse.com, completed in November of 2000; ClickAgents.com, Inc., completed in December 2000; and Z Media, Inc., completed in January 2001. Our strategic expansion and subsequent integration within the ValueClick Media segment has increased our presence in digital marketing, with powerful offerings in both Web Advertising and Email Marketing.

  Web Advertising

        Web Advertising comprises a variety of ways to utilize available space on the website properties with which we have established relationships. With traditional banner ads, smaller and larger ad units, interstitials, text links and more, we attempt to maximize the impact of marketing campaigns by using the most effective placement for each type of campaign. Within these placements, we also offer clients the ability to execute rich media campaigns, providing even greater visual and auditory impact. As the Company began as a performance-based marketing network, we continue to offer flexible pricing arrangements, designed around maximizing our clients' return on investment. Our Web advertising placements are offered on both cost-per-thousand (CPM) pricing, whereby clients pay based on the number of times the target audience is exposed to the advertisement, and cost-per-click (CPC), where payment is triggered only when an interested individual visits the client's website.

        The benefits that our clients enjoy in Web advertising include our flexible pricing models, reaching a new and larger audience through our affiliate partners, the ability to have a single media negotiation v. negotiations with many individual properties, and the ability to improve campaigns in a variety of ways while the campaign is still running, by optimizing at site, placement and creative levels, based on both response and conversion.

  Email Marketing

        ValueClick's proprietary UltraLeads product is an email marketing solution that allows us to develop customized and permissioned databases of individuals who have voluntarily expressed interest in learning more about a specific client's product or service. Using a technique called co-registration, we place opt-in offers on registration areas of publisher partners' sites, inviting the visitors to those sites the ability to get more information, or to receive special offers from a specific advertiser. If consumers voluntarily opt-in to a given offer, they receive the requested information via an email from us to the address they provided. UltraLeads is priced on a cost-per-lead (CPL) basis.

        An additional email marketing offering is our onResponse product. This approach is based on cost-per-action (CPA), whereby clients only pay us—and we only pay our publisher partners—when Internet users perform specific actions, such as completing requests for more information, website registrations, product sample requests, trial subscriptions, etc. These marketing messages are delivered by our publisher partners via solo email messages and e-newsletters to their base of registered visitors. When one of the recipients of these messages responds, they are directed toward the client's website to complete the desired action.

        The benefits that these two offerings provide our customers include fresh, high-quality names, explicit consumer permission, scalability, customization, online and offline address submission and turnkey integration with our email campaign management technology (described below). In addition, onResponse provides the benefit of delivering interested visitors to our clients' websites.

  Web Publisher Relationships

        Our highly-automated online application process is supported by a team of network development and customer service professionals across all ValueClick properties. Their responsibilities include screening and approving or declining prospective Web publishers; monitoring network quality; maintaining relationships; consulting with publishers on additional revenue opportunities; and the trafficking and optimization of client advertising campaigns.

VALUECLICK TECHNOLOGY

        Our Technology segment provides marketers, agencies, website publishers and other firms with the tools they need to manage both their business operations and marketing programs effectively. The technology products and services outlined below are offered through our wholly-owned subsidiaries Be Free, Inc., acquired on May 23, 2002, and Mediaplex, Inc. and AdWare Systems, Inc. acquired on October 19, 2001

  Be Free—Affiliate Marketing

        Affiliate marketing is a technique whereby online properties agree to display advertising messages in a variety of locations and configurations in return for a share of any revenue that is generated when their website visitors respond to the advertisement by purchasing products or services from the advertiser. We provide a comprehensive marketing system that enables online marketers to use this technique to attract, convert and retain customers easily and cost effectively. This marketing platform, called BFAST, includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. Our revenues are driven by a combination of fixed fees and variable compensation that is based on a percentage of transaction revenue generated from the programs managed with the BFAST system. In addition to the technology-related revenue streams, we also receive service fees from clients who elect to utilize our Outsourced Program Management (OPM) offering. With this service, we manage the customer's online marketing programs, including marketing program planning, marketing partner management, marketing partner support, and marketing program administration.

        The benefits of our affiliate marketing technology include professional services, a pay-for-performance model, customer ownership of affiliate partner relationships, a comprehensive technology platform, and extensive expertise.

  Be Free—Personalized Merchandising

        BSELECT Onsite is a sophisticated hosted solution that delivers individually-personalized product, service or content recommendations in real-time directly on the pages of their website. Using website visitors' anonymous online behavior to determine which recommendations are most likely to be of interest to the individual, BSELECT Onsite then measures the effectiveness of each of those personalized recommendations in order to continually evolve and improve the performance of the recommendations. These recommendations can help to increase the number of visitors that purchase products or services, increase average order size and decrease shopping cart abandonment. For content sites, BSELECT Onsite can help to increase the number of pages viewed and the overall visit length by delivering relevant content to each site visitor, thereby deepening brand affinity and creating additional advertising opportunities for the publisher. BSELECT Onsite customers pay a one-time initialization fee and variable monthly fees, based on the performance of the system. The performance fees are generally based on the number of times an Internet site visitor responds to a recommendation made by BSELECT Onsite. BSELECT Onsite is used by online retailers with a large variety of products, or content publishers who rely on advertising revenue to support their site.

        The benefits of BSELECT Onsite includ ease of implementation, cost-effectiveness, increased conversion rates and average order sizes, and improved site ROI.

  Mediaplex—Third-Party Adserving

        As more marketers use online advertising, and as their programs continue to grow in complexity and sophistication, third-party adserving becomes increasingly important. This technological approach ensures consistent configuration, testing, execution, and tracking, regardless of the number of sites, placements, and creative executions that are being employed. Our third-party adserving product, MOJO® Adserver, allows users to configure web advertising campaigns, serve those campaigns according to time and site placements—commonly known in the industry as trafficking—and report results from such campaigns. MOJO® Adserver operates on the same platform as MOJO® Mail; it is also web-based and is available as either a full-service or ASP offering.

        The benefits of our third-party adserving technology and service include an intuitive interface, advanced targeting options, response and conversion tracking, near real-time reporting, full-service or ASP, automated creative and placement optimization, the ability to handle rich media, and back-end data feeds for quantitative analysis.

  Mediaplex—Publisher Ad Management

        MOJO® Publisher is an ad management technology solution for websites and networks, which has powered the ValueClick Media network of thousands of publisher partners since 1999. With MOJO® Publisher, websites and networks can quickly implement, manage, sell, and traffic advertising inventory on their properties, ensuring maximum revenue from those properties.

        The benefits of our publisher ad management technology and service include flexible configuration, effective inventory management, accurate forecasting, advanced targeting capabilities, real-time reporting, conversion tracking, and financial system integration.

  Mediaplex—Email Campaign Management

        Either alone or in combination with ValueClick Media's Email Marketing solutions above, our email campaign management product—MOJO® Mail—allows users to configure, traffic and report results for permission-based prospect and customer email campaigns. In addition to basic email campaign execution, MOJO® Mail affords the user the unique ability to populate email messages with dynamic content that is updated in real-time when the recipient opens the email. The product's Web-based interfaces, MOJO® Works (delivery configuration) and MOJO® Reports (tracking results), provide a single point of access for email messaging campaigns across all platforms, including web advertising and wireless devices. The system—available in both full-service and Application Service Provider (ASP) modes—provides the ability to target customer and prospect audience segments with tailored offers and creative message versions, and to track through to conversion activity in near-real-time.

        The benefits of our email campaign management technology include an intuitive interface, systematic list management and segmentation, advanced targeting options, unsubscribe and bounce management, near real-time reporting, response and conversion tracking, back-end data feeds for quantitative analysis, full-service or ASP, ability to handle rich media programs, and integration with our email marketing media programs above.

  AdWare—Enterprise Management Solutions

        Our AdWare subsidiary is an ASP that delivers high-quality web-based information management systems to advertising agencies, marketing communications companies, public relations agencies and other large corporate advertisers. The solutions that AdWare provides span three primary categories—Business Management, Media Management and Content Management, as outlined below. AdWare's revenue is generated primarily from monthly service fees paid by customers over the service periods.

        The benefits offered by our enterprise management solutions include ease of implementation, exceptional customer service, web-based ASP, and significant scalability.

        Business Management—Our business management systems aid companies who can increase productivity by making their business processes more efficient through diligent tracking and monitoring of the way they are executed.

        AdWare® PRODUCTION: A comprehensive web-based business-management system, this module efficiently monitors workflow and enables control of the complex day-to-day activity involved in tracking, producing and billing jobs. Cost and time tracking and analysis, bid comparisons, automated email task assignment notification, status reporting, purchase order generation, expense tracking, and production billing are combined in a single menu-driven package designed for ease of use.

        AdWare FINANCIALS: A robust multi-company, multi-office financial system that provides for the managing of accounts receivable, accounts payable, general ledger, budgeting and cost accounting functions.

        Media Management—Customers plan, execute, track, analyze and bill out media buys for network broadcast, spot broadcast, national cable, local cable, syndication, newspaper, magazine, and outdoor media channels. Our media planning systems aid media planners in corporate marketing departments or advertising agencies. Media planners use these systems to record the available advertising opportunities and their corresponding cost, then choosing the configuration that best meets campaign needs. They can then generate a media plan that consists of the media placements they have selected. Different systems are available for each type of media buying—print, network, and spot advertisements.

        AdWare® BROADCAST is a web-enabled tool for making, tracking and analyzing spot broadcast, syndication and local cable media buys.

        AdWare® NETWORK provides the technology required to track and analyze the flight schedule of network, national cable and syndication buys. The system also enables efficient invoicing and payment capabilities for the commercial schedule.

        AdWare® PRINT provides all of the functionality needed to estimate, contract for, buy, bill and pay for ads scheduled in newspapers, magazines and trade publications. In addition, AdWare PRINT can handle outdoor media buys such as billboards.

        Content Management—A web-based digital asset management solution designed for storage, retrieval and play/view of digital assets such as documents, audio files, video files, and graphics. Accessible via both Macintosh and PC, Content Depot is designed for both easy installation and use, and is targeted at any business that needs an affordable way to manage and utilize their digital assets.

International Operations

        We currently have international operations in the United Kingdom, Germany, France and Japan. All operations are wholly-owned subsidiaries, with the exception of ValueClick Japan, in which we have a majority ownership position.

        ValueClick Japan commenced operations in November 1998. We currently own a 59.2% interest in ValueClick Japan, which has 44 employees. In May 2000, ValueClick Japan completed its initial public offering on the Tokyo Stock Exchange for emerging growth companies. In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick based in the United Kingdom. In 2000, we expanded in Europe by opening wholly-owned subsidiaries in Paris, France and Munich, Germany. Also in 2000, we continued to expand our international presence outside Europe by opening wholly-owned subsidiaries in Sao Paolo, Brazil and Toronto, Canada, which were subsequently discontinued in the second quarter of 2001. Employees in our international subsidiaries, including Japan, totaled 87 as of December 31, 2002.

        For further financial information regarding our international sales, see note 14 to our consolidated financial statements contained in this Report.

Technology Platforms

        To help ensure our success in offering quality media products, in a number of different channels, several proprietary software applications have been developed. Each application has been developed by a qualified team of information technology professionals whose primary mission is to partner with our customers and a ValueClick product specialist to transform functionality requirements into technology solutions.

        Our proprietary applications are constructed from established, readily available technologies. These technologies are crafted into applications whose main objective is to out-perform offerings of our competitors within the same business segment. Some of the basic components our products are built on come from leading software providers such as Oracle, IBM, Sun, Dell, EMC, and Cisco while some components are constructed from leading Open Source software projects such as Apache Web Server, FreeBSD, and Perl. By striking the proper balance between using commercially available software and Open Source software, we direct our Information Technology expenditures toward developing distinguishing application functionality while minimizing third party technology supplier costs.

        We build in high performance, availability and reliability into our product offerings. Within the particular business segment, each offering out-performs industry-wide acceptable performance measurements. We safeguard against the potential for service interruptions at our third party technology vendors by engineering failsafe controls into our critical components. ValueClick delivers its hosted solutions from three collocation centers, geographically disbursed within the United States. ValueClick applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

        Our continued investment in ValueClick's technology infrastructure helps to ensure our product offerings remain innovative, competitive, and cost-effective.

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

Customers

        We sell our products and services to a variety of advertisers and advertising agencies primarily through our direct sales force, consisting of 96 sales persons across all ValueClick properties. We make extensive use of telemarketing and e-marketing strategies. Each of our account executives assists the advertisers he or she services, typically advertising, direct marketing and e-commerce companies, with all aspects of media planning and design of their advertising campaigns and their related technology needs. These services and products include advertisement purchasing and placement, assessment of results and optimization of performance and related technology platforms

        We derive our revenue from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology. In 2002, one individual customer accounted for 14.5% of our total revenue and 27.7% of revenue generated through ValueClick Technology. We expect that this customer may continue to account for a significant percentage of our ValueClick Technology revenue for the foreseeable future. The loss of this customer or any material decrease in the amount of our products purchased by this customer would have a material adverse impact on our revenue and results of operations. For additional information regarding our business segments, see note 14 to our consolidated financial statements contained in this Report.

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

Seasonality and Cyclicality

        We believe that our business is subject to seasonal fluctuations. Marketers generally place fewer advertisements during the first and third calendar quarters of each year, and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months which results in fewer advertisements to sell and deliver. A further decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

Intellectual Property Rights

        We currently rely on a combination of copyright and trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to and distribution of our software documentation and other proprietary information. We have registered the trademark "ValueClick" in the United States, the European Union and Japan. We currently have four pending U.S. patent applications. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to those of our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

        In February 2000, in connection with a strategic investment transaction with DoubleClick, DoubleClick agreed, as long as it owns or has the right to acquire at least 5% of our capital stock, not to sue or threaten to sue us or any of our customers, affiliates or licensees (1) for infringement of any claim of DoubleClick's U.S. Patent No. 5,948,061 or (2) for infringement of any claim of any U.S. patent or patent application, or foreign patent or patent application, that is related to U.S. Patent No. 5,948,061 or that claims priority from this patent or otherwise makes claims similar to those made in this patent. DoubleClick's Patent No. 5,948,061 covers the process of using linked advertising space and compiling statistics on individual users in order to target advertisements over the Internet or computer networks. In November 2002, in connection with our Stock Repurchase Program, we repurchased our remaining common stock held by DoubleClick. In the related repurchase agreement, both parties agreed not to sue or threaten to sue each other or any of their customers for infringement of outstanding patents for a three-year period beginning in November 2002. See "Business—The DoubleClick Investment" below.

        In October of 2001, ValueClick received a demand letter from 24/7 Real Media, Inc. alleging that the ad-serving technology of both ValueClick and Mediaplex infringed upon 24/7 Real Media's '368 ad-serving patent and included a demand that the companies purchase a license for the patent. ValueClick responded with a detailed letter denying liability. In February of 2002, 24/7 Real Media filed a patent infringement suit against ValueClick and Mediaplex in the Southern District of New York. The complaint sought injunctive relief and unspecified damages relating to alleged patent infringement of 24/7 Real Media's '368 patent. On December 30, 2002 we purchased a license from 24/7 Real Media for the '368 patent under a Patent License Agreement. In connection with the Patent License Agreement, 24/7 Real Media also agreed to terminate their lawsuit against the Company. The terms of the Patent License and Settlement Agreements are confidential.

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

        Be Free, Inc.    On May 23, 2002, we completed our acquisition of Be Free, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Be Free and Be Free survived as a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, Be Free stockholders received 0.65882 shares of ValueClick common stock for each share of Be Free common stock. The Company issued a total of approximately 43.4 million shares of its common stock for all the outstanding stock of Be Free. In addition, the Company assumed options to purchase approximately 4.2 million additional shares of ValueClick common stock. The acquisition of Be Free expanded our online and offline marketing and advertising technology capabilities.

        Mediaplex, Inc.    On October 19, 2001, we completed our acquisition of Mediaplex, Inc., a provider of technology software tools used in both online and offline advertising campaigns. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Mediaplex and Mediaplex survived as a wholly-owned subsidiary of ValueClick. Under the terms of the merger agreement, approved by both boards of directors and stockholders, Mediaplex stockholders received 0.4113 shares of ValueClick common stock for each share of Mediaplex common stock. We issued approximately 15.1 million shares of our common stock for all the outstanding stock of Mediaplex. In addition, we assumed options to purchase approximately 2.8 million additional shares of ValueClick common stock.

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

        ClickAgents.com, Inc.    On December 8, 2000, we completed our acquisition of ClickAgents.com, Inc., a provider of performance-based Internet advertising solutions for ad agencies, advertisers and Web publishers focused on a cost-per-click model. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into ClickAgents and ClickAgents survived as a wholly-owned subsidiary of ValueClick. In connection with the merger, we issued approximately 4.9 million shares of our common stock in exchange for all outstanding shares of ClickAgents and reserved approximately 430,000 additional shares of our common stock for issuance upon exercise of outstanding employee stock options of ClickAgents.

        Bach Systems, Inc.    On November 20, 2000, we completed our acquisition of Bach Systems, Inc., dba onResponse.com, a developer of customized cost-per-action and cost-per-lead campaigns on behalf of advertising and direct marketing clients. Under the terms of the merger agreement, Bach Systems was merged with and into Bach Acquisition corp., a wholly-owned subsidiary of ValueClick. Bach Acquisition survived as our wholly-owned subsidiary. Under the terms of the agreement, we paid $825,000 and issued 1,777,814 shares of our common stock in exchange for all outstanding shares of Bach Systems. With the acquisition of Bach Systems, we added cost-per-action advertising services to our product line.

The DoubleClick Investment

        On February 28, 2000, we completed a strategic investment transaction with DoubleClick, a worldwide provider of Internet advertising solutions for advertisers and Web publishers. The terms of this agreement involved an investment by DoubleClick under which DoubleClick acquired 7,878,562 shares of our common stock in exchange for $10.0 million in cash and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share. DoubleClick's common stock is quoted on the Nasdaq National Market under the symbol "DCLK." Under the terms of the investment, DoubleClick acquired approximately 30% of our fully-diluted outstanding common stock and a 15-month warrant to acquire additional shares of our common stock at $21.76 per share for an amount of shares so that DoubleClick could own up to 45% of our fully-diluted capital stock. The warrant expired unexercised in May 2001.

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

        In November 2002, in connection with our Stock Repurchase Program, we repurchased the 7,878,562 shares of our common stock held by DoubleClick for an aggregate purchase price of

$21.3 million. In the related repurchase agreement, both parties agreed not to sue or threaten to sue each other or any of their customers for infringement of outstanding patents for a three-year period.

Privacy

        We may collect personally identifiable data. We store such data securely and do not use said data without the explicit, knowing permission of the user when we collect such data on behalf of our clients. We rely on our clients to treat such data with the appropriate precaution and responsibility as stated in their privacy policies. In addition, we use non-personally identifiable information provided by Web sites, pursuant to their privacy policies, about their viewers' general demographics and interests in order to target appropriate advertising to the sites.

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

        Our clients retain the right to use data, which they have obtained through explicit permission from an Internet user; for example, if a customer of our client provides an email address to receive information and updates. We rely on our clients' consumer privacy policies, as well as the privacy practices of the publisher sites included in each campaign.

        We collect certain technical data (such as type of browser, operating system, domain type, date and time of viewer's response) when serving Internet advertisements. This type of information is defined by the Network Advertising Initiative as Non-personally Identifiable Information ("Ad Delivery and Reporting Data".) We may retain this Ad Delivery and Reporting Data indefinitely.

        We use "cookies," among other techniques, to measure and report information to advertisers, such as the number of people who see their ads or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a web user's hard drive. Cookies cannot read information from the user's hard drive; rather they allow sites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same ads repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used to allow personalization features such as stock portfolio tracking and targeted news stories.

        We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard effort in the industry, providing simple and automated privacy controls for users.

Employees

        As of December 31, 2002, we had 332 employees in the U.S., 44 employees in Japan and 43 employees in our other international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

Web Site Access to Our Periodic SEC Reports

        Our primary Internet address is www.valueclick.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules.

        Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

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

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES, AN ACCUMULATED DEFICIT AND MAY CONTINUE TO EXPERIENCE LOSSES.

        For the year ended December 31, 2002, we incurred a net loss of approximately $10.6 million and at December 31, 2002 we had an accumulated deficit of approximately $74.2 million. Though we achieved net income in the fourth quarter of 2002, events could arise that prohibit obtaining net income in future periods.

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

  •
  adapt to changes in Web advertisers' promotional needs and policies, and the technologies used to generate Web advertisements:, and

  •
  respond to challenges presented by the large number of competitors in the industry.

        If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

        Our Media segment accounted for 47.6% of our revenue for the year ended December 31, 2002 by delivering advertisements that generate click-throughs and other actions to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install "filter" software programs which allow them to prevent advertisements from appearing on their screens; advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts;

and direct marketing companies may prefer other forms of Internet advertising we do not offer, including search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

        Traditionally, substantially all of our revenue have been derived from our Media segment. Although we intend to grow our Technology segment, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. For the year ended December 31, 2002, our Media segment accounted for 47.6% of our revenue. In addition, most of our Media products and services are based on a cost-per-click, or CPC, cost-per-action, or CPA, or cost-per-lead, or CPL, pricing model. These business models differ from the cost-per-thousand impressions, or CPM, pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers' ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users' activities after they have reached advertisers' Web sites. We will not be able to assure you that our strategy will succeed.

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

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

        We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network. Advertisers' and Web publishers' willingness to use our services and join our network will depend on the extent to which they perceive our measurements of impressions, clicks and actions to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory.

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

        The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions, such as CPC, CPL or CPA. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as DirectLeads and CommissionJunction. In addition, we compete with other Internet advertising networks that focus on the traditional CPM model, including Maxworldwide and 24/7 Real Media. Large Web sites with brand recognition, such as Yahoo and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantage compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

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

OUR REVENUE GROWTH COULD BE NEGATIVELY IMPACTED IF INTERNET USAGE AND THE DEVELOPMENT OF INTERNET INFRASTRUCTURE DO NOT CONTINUE TO GROW.

        Our business and financial results will depend on continued growth in the use of the Internet. Internet usage may be inhibited for a number of reasons, such as: inadequate network infrastructure; security concerns; inconsistent quality of service; and unavailability of cost-effective, high-speed service. If Internet usage grows, our infrastructure may not be able to support the demands placed on it and our performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as electronic attacks designed to interrupt service on many Web sites. The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support our growth, our revenue could be materially and adversely affected.

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

  •
  timing differences at the end of each quarter between our payments to Web publishers for advertising space and our collection of advertising revenue for that space; and

  •
  costs related to acquisitions of technology or businesses.

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

WE MAY BE UNABLE TO REDUCE SPENDING IF OUR REVENUE IS LOWER THAN EXPECTED BECAUSE OUR SHORT-TERM EXPENSES ARE FIXED AND FUTURE REVENUE AND OPERATING RESULTS ARE DIFFICULT TO FORECAST.

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

WE MAY BE LIABLE FOR CONTENT DISPLAYED ON THE WEB SITES OF OUR PUBLISHERS WHICH COULD INCREASE OUR EXPENSES.

        We may be liable to third parties for content in the advertising we deliver if the artwork, text or other content involved violates copyright, trademark, or other intellectual property rights of third parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, could result in costly litigation and could divert management's attention.

REVENUE GENERATED BY OUR TECHNOLOGY PRODUCTS AND SERVICES DEPEND UPON A FEW KEY CLIENTS, AND IF WE LOSE A MAJOR CLIENT FOR THESE PRODUCTS OR SERVICES, OUR REVENUE MAY BE SIGNIFICANTLY REDUCED.

        For the year ended December 31, 2002, revenue from our Technology segment accounted for 52.4% of our revenue. With our recent acquisition of companies offering complimentary technology products and services, including our May 2002 acquisition of Be Free, Inc. and our October 2001 acquisition of Mediaplex, Inc., we expect that our Technology segment may account for a greater percentage of our revenue in the future. Revenue generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be materially adversely impacted by the loss of any of these clients. For the year ended December 31, 2002, one individual company accounted for 14.5% of our overall revenue and 27.7% of revenue generated by our technology products and services. No other customer accounted for more than 10% of our total revenue in 2002. We expect that this and other entities may continue to account for a significant percentage of our revenue generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or may significantly reduce their purchases or we may not be able to successfully attract additional advertisers, all of which would have a material adverse impact on our results of operations. If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR TECHNOLOGY BUSINESS AND MARKETING ALLIANCES AND PARTNERSHIPS, OUR ABILITY TO GROW COULD BE LIMITED, WE MAY NOT ACHIEVE DESIRED REVENUE AND OUR STOCK PRICE MAY DECLINE.

        In order to grow our technology business, we must generate, retain and strengthen successful business and marketing alliances with advertising agencies.

        We depend, and expect to continue to depend, on our business and marketing alliances, which are companies with which we have written or oral agreements to work together to provide services to our clients and to refer business from their clients and customers to us. If companies with which we have business and marketing alliances do not refer their clients and customers to us to perform their online campaign and message management, our revenue and results of operations would be severely harmed.

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

IF OUR TECHNOLOGIES SUFFER FROM DESIGN DEFECTS, WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO ADDRESS RESULTING PRODUCT LIABILITY CLAIMS.

        Our business will be harmed if our technologies suffer from design or performance defects and, as a result, we could become subject to significant product liability claims. Technology as complex as our technology may contain design and/or performance defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our clients currently do not contain provisions to completley limit our exposure to liabilities resulting from product liability claims. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future. A product liability claim brought against us, which is not adequately covered by our insurance, could materially harm our business.

TECHNOLOGY SALES AND IMPLEMENTATION CYCLES ARE LENGTHY, WHICH COULD DIVERT OUR FINANCIAL AND OTHER RESOURCES, AND ARE SUBJECT TO DELAYS, WHICH COULD RESULT IN DELAYED REVENUE.

        If the sales and implementation cycle of our technology products and services are delayed, our revenue will likewise be delayed. Our sales and implementation cycles are lengthy, causing us to recognize revenue long after our initial contact with a client. During our sales effort, we spend significant time educating prospective clients on the use and benefit of our message management services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months for our larger clients. The sales cycle for our message management services and media management applications is likely to be longer than the sales cycle for competitors because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients' budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our media management applications and the complexity of clients' advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of a client agreement.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM UNAUTHORIZED USE, WHICH COULD DIMINISH THE VALUE OF OUR SERVICES, WEAKEN OUR COMPETITIVE POSITION AND REDUCE OUR REVENUE.

        Our success depends in large part on our proprietary technology, including our eTrax™ tracking management software, AdWare, BeFast, BeSelect and our MOJO platform. In addition, we believe that our trademarks are key to identifying and differentiating our services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our competitive position may suffer.

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

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

        The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated investments in research and development. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers' changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our system does not support some types of advertising formats, such as certain video and audio formats, and a number of the Web sites in our network have not implemented systems to allow rich media advertisements. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to developments such as these, we could lose customers or advertising inventory. We purchase most of the software used in our business from third parties. We intend to continue to acquire technology necessary for us to conduct our business from third parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers or advertising inventory.

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

WE COULD BE HELD LIABLE FOR OUR OR OUR CLIENTS' FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS GOVERNING CONSUMER PRIVACY.

        Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. Any failure by us to comply with applicable foreign, federal and state laws and regulatory requirements of regulatory authorities may result in, among other things, indemnification liability to our clients and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet service providers. The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

        Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technology in a manner that is not in compliance with these laws or their own stated privacy standards.

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

ITEM 2. PROPERTIES

        Our principal executive offices are located in Westlake Village, California, where we lease a property with approximately 14,300 square feet of space. Our current monthly rent due under this lease is $22,100. We also lease approximately 21,700 square feet of office space in San Francisco, California, 20,800 square feet of office space for our AdWare Systems enterprise solutions organization in Louisville, Kentucky, and 10,080 square feet of office space in Fremont, California. We also lease small office space and facilities in New York, New York, London, England, Paris, France, Munich, Germany, and Tokyo, Japan. In addition, we use third-party co-location facilities that house our web servers in Sunnyvale, California, Pittsburgh, Pennsylvania and El Segundo, California. Our existing office space is adequate for our current operations. For additional information regarding our obligations under leases, see note 12 to our consolidated financial statements included in this Report.

ITEM 3. LEGAL PROCEEDINGS

  Mediaplex and Be Free Class Action Litigation

        Mediaplex, Inc., ValueClick's wholly-owned subsidiary acquired on October 19, 2001, is involved in three putative class action lawsuits. In July and August 2001, these class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz v. Mediaplex, Inc. et al., Atlas v. Mediaplex, Inc. et al., and Mashayekh v. Mediaplex, Inc. et al. In addition to Mediaplex and each of its underwriters for its November 1999 initial public offering, Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are former officers and directors of Mediaplex, are named as individual defendants. We are defending and indemnifying these individual defendants as part of our obligation under our indemnification agreements. The cases are pending before the United States District Court for the Southern District of New York.

        Be Free, Inc., ValueClick's wholly-owned subsidiary acquired on May 23, 2002, is involved in a putative class action litigation. This class action lawsuit, entitled Saul Kassin v. Be Free et al., was filed on November 30, 2001 with the United States District Court for the Southern District of New York on behalf of all persons who acquired Be Free securities between November 3, 1999 and December 6, 2000. This lawsuit names as defendants Be Free, its underwriters for its November 3, 1999 initial public offering and its March 28, 2000 public offering, and Gordon B. Hoffstein, Samuel Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph, all of whom were either officers and/or directors of Be Free during the class period. Gordon Hoffstein and Samuel Gerace, Jr. are members of our board of directors, Mr. Gerace is also the Chief Technology Officer of Be Free. We are defending and indemnifying the individual defendants in this lawsuit as part of our obligation under our indemnification agreements.

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

        ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend its subsidiaries. ValueClick has not recorded an accrual related to damages, if any, resulting from these cases, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

  24/7 Real Media Patent Infringement Litigation

        In October of 2001, ValueClick received a demand letter from 24/7 Real Media, Inc. alleging that the ad-serving technology of both ValueClick and Mediaplex infringed upon 24/7 Real Media's '368 ad-serving patent and included a demand that the companies purchase a license for the patent. ValueClick responded with a detailed letter denying liability. In February of 2002, 24/7 Real Media filed a patent infringement suit against ValueClick and Mediaplex in the United States District Court for the Southern District of New York. The complaint sought injunctive relief and unspecified damages relating to alleged patent infringement of 24/7 Real Media's '368 patent. On December 30, 2002 we purchased a license from 24/7 Real Media for the '368 patent under a Patent License Agreement. In connection with the Patent License Agreement, 24/7 Real Media also agreed to terminate their lawsuit against the Company. The terms of the Patent License and Settlement Agreements are confidential.

  Lorenc v. Be Free, Inc. et al.

        On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract stemming form Mr. Lorenc's former complaint with Be Free. Defendants brought a motion for summary judgment as to all of plaintiff's claims. In February of 2003, the Court granted the Company's motion for summary judgment with respect to plaintiff's claim for violation by the Company of the American with Disabilities Act and remanded the remaining seven (non-federal) claims to be heard in the Massachusetts state court. ValueClick believes that the plaintiff's allegations are without merit and intends to vigorously defend itself.

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

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock has traded on The NASDAQ National Market under the symbol "VCLK" since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market. On December 31, 2002, the last sale price of our common stock reported by the Nasdaq National Market was $2.79 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2002
Fourth Quarter	$2.87	$2.00
Third Quarter	3.10	2.11
Second Quarter	3.24	2.55
First Quarter	3.11	2.35
	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2001
Fourth Quarter	$2.93	$1.87
Third Quarter	3.03	1.95
Second Quarter	3.74	2.58
First Quarter	5.88	3.03

Holders

        As of February 28, 2003, there were 537 stockholders of record who held shares of our common stock.

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

        During our 2000 and 2002 fiscal years we had no sales of our securities that were not registered under the Securities Act of 1933.

Initial Public Offering

        On March 30, 2000, we completed an initial public offering of 4,000,000 shares of our Common Stock at $19.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years ended December 31, 2002, 2001 and 2000 and with respect to our consolidated balance sheet as of December 31, 2002 and 2001 have been derived from the audited financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the period from May 1, 1998 (Inception) through December 31, 1999 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements not included herein. The information contained herein reflects our merger with Z Media in January 2001, which was accounted for as a pooling-of-interests and, accordingly, all prior periods have been restated to combine the results of ValueClick and Z Media. The selected consolidated financial data set forth below is qualified in our entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

					Period from May 1, 1998 (inception) Through December 31, 1998
	For the Years ended December 31,
	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$62,554	$44,873	$64,332	$25,971	$2,059
Cost of revenue	21,733	20,370	31,930	12,465	1,107

Gross profit	40,821	24,503	32,402	13,506	952
Operating expenses:
Sales and marketing (1)	17,314	11,976	11,436	2,989	523
General and administrative (1)	16,714	13,301	12,896	4,706	410
Product development (1)	11,216	5,313	4,846	1,100	155
Stock-based compensation	1,527	2,699	5,058	3,506	61
Amortization of intangible assets and acquired software	533	1,875	1,069	401	33
Merger-related costs	17	1,787	353	—	—
Restructuring charges	2,320	515	—	—	—

Total operating expenses	49,641	37,466	35,658	12,702	1,182

Income (loss) from operations	(8,820)	(12,963)	(3,256)	804	(230)
Equity in loss of investee	—	—	—	(64)	(9)
Interest income, net	5,909	5,051	4,120	45	7
Gain (loss) on sale of marketable securities	134	701	(9,006)	—	—
Impairment write-down of marketable securities	—	—	(60,233)	—	—
Gain from consolidated subsidiary stock issuance	—	—	13,656	—	—
Gain on the sale of consolidated subsidiary stock	—	—	2,344	—	—
Other income (expense)	32	(5)	—	—	—

Income (loss) before income taxes, minority interests and cumulative effect of change in accounting principle	(2,745)	(7,216)	(52,375)	785	(232)
Provision for income taxes	163	34	2,539	1,853	—

Loss before minority interest and cumulative effect of change in accounting principle	(2,908)	(7,250)	(54,914)	(1,068)	(232)
Minority share of (income) loss in consolidated subsidiary	(15)	32	(419)	(6)	—

Loss before cumulative effect of change in accounting principle	(2,923)	(7,218)	(55,333)	(1,074)	(232)
Cumulative effect of change in accounting principle (2)	(7,649)	—	—	—	—

Net loss	$(10,572)	$(7,218)	$(55,333)	$(1,074)	$(232)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.20)	$(1.72)	$(0.06)	$(0.02)

Shares used to calculate basic and diluted net loss per common share	73,744	37,058	32,151	17,683	12,640

(1)
Excludes stock-based compensation for the following periods (in thousands):

					Period from May 1, 1998 (inception) Through December 31, 1998
	Year ended
	2002	2001	2000	1999
Sales and marketing	$488	$864	$1,610	$1,122	$—
General and administrative	779	1,376	2,718	1,893	61
Product development	260	459	730	491	—

	$1,527	$2,699	$5,058	$3,506	$61

(2)
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

Consolidated Balance Sheet Data:

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Cash, cash equivalents and marketable securities	$232,978	$163,355	$127,450	$3,681	$262
Working capital	234,229	161,928	129,036	6,828	454
Total assets	263,850	190,626	154,050	18,737	1,323
Total stockholders' equity	231,981	165,507	127,493	11,593	755

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

	Three-Month Period Ended
	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001	Mar. 31, 2001
Revenue	$18,789	$17,302	$14,107	$12,356	$12,208	$10,289	$9,660	$12,716
Cost of revenue	6,250	5,951	4,961	4,571	4,887	4,607	4,753	6,123

Gross profit	12,539	11,351	9,146	7,785	7,321	5,682	4,907	6,593
Operating expenses:
Sales and marketing (1)	4,607	4,975	3,766	3,966	3,542	2,680	2,789	2,965
General and administrative (1)	4,232	4,579	4,165	3,738	3,303	3,320	2,968	3,710
Product development (1)	3,025	3,373	2,697	2,121	2,612	807	853	1,041
Stock-based compensation	121	412	444	550	542	542	655	960
Amortization of intangible assets	220	219	49	45	520	453	440	462
Merger-related costs	—	—	—	17	666	141	267	713
Restructuring charges	—	—	2,320	—	515	—	—	—

Total operating expenses	12,205	13,558	13,441	10,437	11,700	7,943	7,972	9,851

Income (loss) from operations	334	(2,207)	(4,295)	(2,652)	(4,379)	(2,261)	(3,065)	(3,258)
Interest income, net	1,490	1,641	1,501	1,277	1,325	1,162	1,174	1,390
Gain on sale of marketable securities	—	—	134	—	—	—	701	—
Other income (expense)	—	(10)	(17)	59	382	(387)	—	—

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	1,824	(576)	(2,677)	(1,316)	(2,672)	(1,486)	(1,190)	(1,868)
Provision for (benefit from) income taxes	(18)	200	118	(137)	(121)	175	(120)	100

Income (loss) before minority interest and cumulative effect of change in accounting principle	1,842	(776)	(2,795)	(1,179)	(2,551)	(1,661)	(1,070)	(1,968)
Minority share of (income) loss in consolidated subsidiary	(25)	(10)	(44)	64	(194)	264	106	(144)

Income (loss) before cumulative effect of change in accounting principle	1,817	(786)	(2,839)	(1,115)	(2,745)	(1,397)	(964)	(2,112)
Cumulative effect of change in accounting principle (2)	—	—	—	(7,649)	—	—	—	—

Net income (loss)	$1,817	$(786)	$(2,839)	$(8,764)	$(2,745)	$(1,397)	$(964)	$(2,112)

Basic and diluted income (loss) before cumulative effect of change in accounting principle per share	$0.02	$(0.01)	$(0.04)	$(0.02)	$(0.06)	$(0.04)	$(0.03)	$(0.06)

(1)
Excludes stock-based compensation from the individual statements of operations line items as follows:

	Three-Month Period Ended
	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001	Mar. 31, 2001
Sales and marketing	$44	$130	$140	$174	$184	$171	$206	$303
General and administrative	54	212	228	285	266	279	333	498
Product development	23	70	76	91	92	92	116	159

(2)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-K beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect managements best judgment based on factors currently known. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Business—Risk Factors" and elsewhere in this Report.

Overview

        We provide digital marketing solutions including advertising technology tools. We offer a broad range of media and technology products and services to our customers to allow them to address all aspects of the digital marketing process, from pre-campaign to execution, including measurement and campaign refinements. Combining media and technological expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through other media.

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

        VALUECLICK TECHNOLOGY—Our Technology segment operates through our wholly-owned subsidiaries Be Free, Inc. (Be Free,) acquired on May 23, 2002, and Mediaplex, Inc. (Mediaplex) and AdWare Systems, Inc. (AdWare) acquired on October 19, 2001.

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

        Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. Mediaplex enables marketers to manage, target and distribute integrated messaging across all digital media. Our proprietary MOJO® technology platform has the ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. Mediaplex's revenue is primarily derived from software access and use charges paid by our software clients. These fees vary based on the client's use of the technology.

        AdWare is an applications service provider ("ASP") delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare's revenue is generated primarily from monthly service fees paid by customers over the service periods.

        Revenue, gross profit and total assets by segment are as follows (in thousands):

	Revenue			Gross Profit			Total Assets
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Media	$29,772	$41,446	$64,332	$15,824	$22,026	$32,402	$129,895	$136,375	$154,050
Technology	32,782	3,427	—	24,997	2,477	—	133,955	54,251	—

Total	$62,554	$44,873	$64,332	$40,821	$24,503	$32,402	$263,850	$190,626	$154,050

        Our operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan and with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe Ltd., ValueClick France, ValueClick GmbH, Be Free U.K. Ltd., Be Free France and Be Free GmbH. Other international subsidiaries included ValueClick Brazil and ValueClick Canada, which were closed during 2001. The Company's geographic information is as follows (in thousands):

	Year Ended December 31, 2002
			Long-lived Assets at December 31, 2002
	Revenue	Loss from Operations
United States	$48,048	$(6,811)	$12,731
Japan	7,476	(230)	851
Europe	7,030	(1,779)	208

Total	$62,554	$(8,820)	$13,790

	Year Ended December 31, 2001
			Long-lived Assets at December 31, 2002
	Revenue	Loss from Operations
United States	$29,513	$(11,233)	$13,389
Japan	10,199	(179)	1,101
Europe	5,094	(1,283)	111
Other International	67	(268)	24

Total	$44,873	$(12,963)	$14,625

	Year Ended December 31, 2000
			Long-lived Assets at December 31, 2002
	Revenue	Loss from Operations
United States	$50,194	$(3,005)	$9,989
Japan	11,679	1,523	471
Europe	2,443	(1,140)	154
Other International	16	(634)	48

Total	$64,332	$(3,256)	$10,662

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2002 and 2001

        Revenue.    Net revenue from our Media segment and our Technology segment accounted for $29.8 million and $32.8 million respectively, resulting in net revenue for the year ended December 31, 2002 of $62.6 million compared to $44.9 million for 2001, an increase of $17.7 million or 39.4%. The increase in net revenue was a result of the inclusion of the Technology segment in the 2002 period, with a full year of Mediaplex operations and seven months of Be Free operations. The decline in Media segment revenue reflects the continued effects of the generally weak U.S. and Japan economies and advertising markets, offset by increased media revenue in the Europe market.

        Cost of Revenue.    Cost of revenue for the Media segment consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for both the Media and Technology segments also includes depreciation costs of the revenue producing technologies and Internet access costs. Cost of revenue was $21.7 million for the year ended December 31, 2002 compared to $20.4 million for 2001, an increase of $1.4 million or 6.7%. Cost of revenue decreased as a percentage of net revenue over the 2001 period. This decrease, as well as the corresponding increase in the gross profit margin to 65.3% for the year ended December 31, 2002 from 54.6% for the 2001 fiscal year, was primarily attributable to the change in product mix as a result of the inclusion of the operations of our higher profit margin Technology segment in the 2002 period.

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2002 were $17.3 million compared to $12.0 million for 2001, an increase of $5.3 million or 44.6%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel for our Technology segment. Our sales and marketing costs as a percentage of revenue increased to 27.7% for the year ended December 31, 2002 from 26.7% for 2001 due primarily to the mix of sales and marketing personnel within our Technology segment.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and professional service and other public reporting fees. General and administrative expenses increased to $16.7 million for the year ended December 31, 2002 compared to $13.3 million for the 2001 year, an increase of $3.4 million or 25.7%. General and administrative expenses increased due primarily to the addition of facilities costs and additional executive and administrative personnel in our Technology segment offset by management's efforts to scale general and administrative costs in line with revenue, as well as cost reductions associated with the merger integration activities related to Mediaplex, Inc. and Be Free, Inc.

        Product Development.    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development for the year ended December 31, 2002 were $11.2 million compared to $5.3 million for 2001, an increase of $5.9 million or 111.1%. The increase in product development expenses was due primarily to the addition of engineers and support personnel in our Technology segment as a result of the acquisitions of Mediaplex and Be Free. We anticipate that the ratio of product development expense to revenue will continue to be higher than the prior year due to the increasing importance of, and contribution to our business by, our Technology segment.

        Stock-Based Compensation.    Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation expense for the year ended December 31, 2002 amounted to $1.5 million, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $2.7 million for the year ended December 31, 2001 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period, offset by additional deferred compensation recorded in 2002 related to stock options granted to Be Free employees. We expect a continued decline in the amortization of the existing deferred stock-based compensation over future periods.

        Amortization of Intangible Assets and Acquired Software.    Amortization of intangible assets for the year ended December 31, 2002 represents principally the amortization of software acquired through business combinations.

        For the year ended December 31, 2001 amortization of intangible assets also included the amortization of goodwill created as a result of the acquisitions of Bach Systems and a majority interest in ValueClick Japan. On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. In accordance with the transitional guidance of SFAS No. 142, we completed our impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment.

        Merger-Related Costs.    Merger-related costs represent the direct transaction costs incurred related to the mergers with ClickAgents and Z Media in December 2000 and January 2001, respectively, accounted for as a pooling-of-interests.

        Restructuring charge.    In the second quarter of 2002 and in the fourth quarter of 2001, we recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain redundancies as a result of our acquisitions of Mediaplex and Be Free and primarily represent a provision for consolidating certain leased facilities which will be paid out through 2010. As of December 31, 2002, $484,000 of the charges had been paid.

        Interest Income, Net.    Interest income, net principally consists of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $5.9 million for the year ended December 31, 2002 compared to $5.1 million for 2001. The increase is attributable to increased balances of cash and cash equivalents and marketable debt securities resulting from the Mediaplex and Be Free acquisitions offset by the effects of decreasing average investment yields due to declines in interest rates since 2001. Interest income in future periods may decline in correlation with decreases in the market rates of our investment and with the average cash and investment balances we maintain which may be reduced by funds used for items such as our Stock Repurchase Program and capital expenditures.

        Provision for Income Taxes.    For the year ended December 31, 2002, our provision for federal, state and foreign income taxes amounted to $163,000, compared to $34,000 for 2001. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges and goodwill amortization and impairment charges. Additionally, income tax benefits from the available net operating losses are not fully reflected in the 2002 and 2001 provisions as the realization of these benefits is not deemed more likely than not. The tax expense in 2002 and 2001 relate primarily to State and foreign taxes.

        Minority Share of Income of ValueClick Japan.    Minority share of income of ValueClick Japan was $15,000 for the year ended December 31, 2002. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2001 and 2000

        Revenue.    Net revenue from our Media segment and our Technology segment accounted for $41.5 million and $3.4 million respectively, resulting in net revenue for the year ended December 31, 2001 of $44.9 million compared to $64.3 million for 2000, a decrease of $19.5 million or 30.2%. The revenue decline for 2001 was attributable primarily to the continued softness in the overall media market, due in part to the continued decline in advertising from electronic commerce and other Internet customers, the September 11, 2001 terrorist attacks in the United States and the aftermath therefrom and the general economic slowdown, partially offset by increased revenue from the Technology segment from the Mediaplex acquisition and the inclusion of Bach Systems' onResponse.com business for the entire 2001 period.

        Cost of Revenue.    Cost of revenue was $20.4 million for the year ended December 31, 2001 compared to $31.9 million for 2000, a decrease of $11.5 million or 36.2%. The decrease in cost of revenue was directly attributable to the decreased delivery of advertisements. Gross profit margin increased to 54.6% for the year ended December 31, 2001 from 50.4% in 2000. The increase in gross margin was primarily due to a decrease in the average cost per click and the change in product mix in 2001, including our higher profit margin Technology segment.

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

        Stock-Based Compensation.    Stock-based compensation expense for the year ended December 31, 2001 amounted to $2.7 million, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $5.1 million for the year ended December 31, 2000 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period, offset by additional deferred compensation recorded in 2001 related to stock options granted to Mediaplex employees.

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

        Merger-Related Costs.    Merger-related costs represent the direct transaction costs incurred related to the mergers with ClickAgents and Z Media in December 2000 and January 2001, respectively, accounted for as a pooling-of-interests.

        Restructuring charge.    In the fourth quarter of 2001, we recorded a restructuring charge of $515,000. The restructuring charge represents a provision for consolidating certain leased facilities. As of December 31, 2001, $52,000 of the charge was paid.

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

        Minority Share of (Income) loss of ValueClick Japan.    Minority share of loss of ValueClick Japan was $32,000 for the year ended December 31, 2001. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net loss incurred by ValueClick Japan.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through working capital generated from operations and equity financings. The net cash provided by operating activities of $1.7 million for the year ended December 31, 2002 reflects the significant non-cash charges included in our operating results.

        The net cash provided by investing activities for the year ended December 31, 2002 of $49.8 million was primarily the result of the proceeds from the net sale of marketable securities of $55.1 million, offset by $2.3 million of computer equipment purchases, $1.1 million paid for a technology patent license and $1.7 million used to acquire Be Free common stock.

        Net cash used in financing activities for the year ended December 31, 2002 of $53.8 million primarily resulted from $56.2 million in market purchases of ValueClick common stock pursuant to the Stock Repurchase Program and the repayment of $0.8 million on notes payable, offset by the proceeds received from the exercise of stock options of $3.3 million.

Stock Repurchase Program

        In September 2001, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in October 2002. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2002 and since the initiation of the Stock Repurchase Program we had repurchased a total of approximately 22.9 million shares of our common stock for approximately $60.9 million, $57.6 million of which was purchased pursuant to the Stock Repurchase Program. As a result of the October 2002 increase to the Stock Repurchase Program, up to $17.4 million of our capital may be used to purchase shares of our outstanding common stock.

Commitments and Contingencies

        Future minimum lease payments under noncancellable operating and capital leases and related sublease income with initial or remaining lease terms in excess of one year as of December 31, 2002 are as follows (in thousands):

			Operating Sublease
		Operating Lease
Year Ending December 31	Capital Leases
		Commitments	Income
2003	$926	$3,498	$(248)
2004	228	3,340	(216)
2005	146	1,048	—
2006	—	719	—
2007	—	493	—
Thereafter	—	1,330	—

Total minimum lease payments	$1,300	$10,428	$(464)

        As of December 31, 2002, we also had notes payable to a bank aggregating $915,000, which require monthly payments through 2007.

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition Policy.

          Our Media segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur or when lead-based information is delivered, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured and prices are fixed and determinable.

          Our Technology segment revenue is generated primarily from fixed fees for campaign management services and from application management services and professional services. Campaign management service revenue is recognized when the related services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. Application management services revenue is recognized as the services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. Application management services provide customers rights to access applications, hardware for the application access and customer service. Our customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue in the month or quarter in which minimum volume is exceeded.

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

  •
  Impairment of Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 adopted on January 1, 2002 as discussed below in "Recently Issued Accounting Standards." These standards generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. On January 1, 2002, we adopted the accounting standards set forth in SFAS No. 142, "Goodwill and other Intangible Assets." Although the application of this standard did not change our evaluation of our other identifiable intangible assets, the initial application of this statement resulted in an impairment of goodwill of $7.6 million to write down goodwill related to the Bach Systems and ValueClick Japan acquisitions. The amount of the impairment was estimated based on a valuation process that combined estimating the present value of the future cash flows of Bach Systems and ValueClick Japan with obtaining the market value to revenue multiples of comparable publicly traded companies and applying these multiples to the projected and historical revenue of Bach Systems and ValueClick Japan and was reported as a cumulative effect of a change in accounting principle during the first quarter of 2002. As a result of this impairment write-down, we no longer have any goodwill balances.

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

Recently Issued Accounting Standards

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes a new standard for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. On January 1, 2002, we adopted the accounting standards set forth in SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. In accordance with the transitional guidance of SFAS No. 142, the Company completed its impairment assessment from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values. Additionally, under the new standard, goodwill is no longer amortized but is to be tested at the reporting unit within the related business segment annually and whenever events or circumstances occur indicating that goodwill might be impaired.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FAS 123" (SFAS No. 148). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in our consolidated financial statements for the year ended December 31, 2002 and will begin making the additional interim disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not impact our financial position or results of operations.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the past three fiscal years ended December 31, 2002, 2001 and 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        Marketable securities as of December 31, 2002 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. As of December 31, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 187 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of December 31, 2002, unrealized gains in our investments in marketable securities aggregated $30,000.

        During the three-month period ended December 31, 2002, our investments in marketable securities yielded an effective interest rate of 2.49%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $2.0 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

        We transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Japan and ValueClick Europe, which denominate their transactions in Japanese Yen and primarily in U.K. pounds, respectively. The effect of foreign exchange rate fluctuations for the year ended December 31, 2002 was not material to the consolidated results of operations. If there were an adverse change of 14.5% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $1.5 million. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2002, we had $23.5 million in cash and cash equivalents denominated in foreign currencies, primarily the Japanese yen.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        ValueClick, Inc. financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 15, 2003.

        GORDON B. HOFFSTEIN, SAMUEL P. GERACE AND JEFFERY F RAYPORT were appointed to the Board of Directors in May 2002 in connection with the acquisition of Be Free, Inc.

        MR. HOFFSTEIN was the President and Chief Executive Officer and a director of Be Free, Inc. from August 1998 to the merger with ValueClick, Inc. in May 2002, and was elected Chairman of the Board of Directors of Be Free, Inc. in January 2000. From October 1991 to April 1997, he was a co-founder and the Chief Executive Officer of PCs Compleat, a direct marketer of PCs and related products now known as CompUSA Direct. He currently serves as a director of various private companies. Mr. Hoffstein earned a B.S. from the University of Massachusetts and an M.B.A. from Babson College.

        MR. GERACE has been the Executive Vice President, Chief Technology Officer of Be Free, Inc. since August 1998. He was a founder of and has been involved in managing of Be Free, Inc. since the inception of one of its affiliated companies in September 1985. Mr. Gerace holds an A.B. from Harvard College.

        DR. RAYPORT was a former Director of Be Free, Inc. Dr. Rayport currently works at Monitor Group, a management consulting firm, as the founder and Chief Executive Officer of Monitor Marketspace, an e-commerce research and media unit established in 1998. From 1991 to 2000, he was a faculty member at Harvard Business School in the Service Management Unit. He currently serves as a director of Global Sports Interactive and CBS MarketWatch. Dr. Rayport earned an A.B., A.M. and Ph.D. from Harvard University and an M. Phil. from the University of Cambridge (U.K.).

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 15, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,633,714	$2.69	7,937,729
Equity compensation plans not approved by security holders (2)	4,470,143	8.45	—

Total	10,103,857	$5.24	7,937,729

(1)
For additional information with respect to the outstanding option pricing categories as of December 31, 2002, refer to Note 8 to the December 31, 2002 Consolidated Financials Statements included in the F-pages.
(2)
The equity compensation plans not approved by security holders represent plans assumed in business combinations. Such plans for Mediaplex and Be Free were indirectly approved in the related stockholder approvals of the respective mergers.

        The remaining information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 15, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14. CONTROLS AND PROCEDURES.

        Evaluation of disclosure controls and procedures.    Within the 90 day period prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        Changes in our internal controls.    Subsequent to the date of the evaluation of our disclosure controls and procedures, there have been no significant changes in our internal controls or any other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Schedule II—Valuation and Qualifying Accounts	F-31

        3.    Exhibits.    The Exhibits filed as part of this Annual Report are listed in Item 15(c) of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K:

    None.

  (c)
  Exhibits.

    The following exhibits are filed as part of, or are incorporated by reference in, this Report:

Exhibit Number	Description of Document
2.1+	Agreement and Plan of Merger, dated as of March 20, 2002, by and among ValueClick, Bravo Acquisition I Corporation and Be Free, Inc.
2.2(1)	Agreement and Plan of Merger, dated as of July 1, 2001, by and among ValueClick, Mars Acquisition Corporation and Mediaplex, Inc.
2.3(2)	Agreement and Plan of Merger dated as of November 17, 2000 by and among ValueClick, Bach Systems, Inc. and Bach Acquisition Corp.
2.4(3)	Agreement and Plan of Merger, dated as of November 1, 2000 by and among ValueClick, ClickAgents.com, Inc., ValueClick Acquisition Corp. and other parties, and certain exhibits and schedules thereto
3.1.1(4)	Amended and Restated Certificate of Incorporation of ValueClick
3.1.2(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ValueClick

3.2(4)	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(4)	Specimen stock certificate for the ValueClick common stock
10.1(4)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(4)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(4)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(4)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(4)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(4)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999
10.7(4)	Stock Purchase Agreement, dated August 6, 1999, by and between Jonathan Hendricksen and Timothy Williams and ValueClick
10.8(4)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and Todd Treusdell
10.9(4)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.10(4)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and Brian Coryat
10.11(4)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.12(5) †	1999 Stock Option Plan, as amended, and form of option agreement
10.13(6) †	2002 Stock Incentive Plan and form of option agreement
10.14†	Key Employee Agreement between ValueClick and James R. Zarley
10.15†	Key Employee Agreement between ValueClick and Samuel J. Paisley
10.16†	Key Employee Agreement between ValueClick and Peter Wolfert
10.18(4)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
10.19(4)	Stock Purchase Agreement, dated January 20, 2000, between Jonathan Hendriksen and Timothy Williams and ValueClick.
21.1	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Incorporated by reference from Registration Statement on Form S-8 (File No. 333-61278) originally filed with the Securities and Exchange Commission on April 19, 2001).

(6)
Incorporated by reference from Registration Statement on Form S-8 (File No. 333-89396) originally filed with the Securities and Exchange Commission on May 30, 2002).

(6)
Incorporated by reference from the exhibits to the Form 10-K filed by ValueClick with the Securities and Exchange Commission on April 2, 2001 (File No. 000-30135).

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
ValueClick, Inc.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ValueClick, Inc. and its consolidated subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respect, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

Century City, California
February 14, 2003

VALUECLICK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$27,066	$26,891
Marketable securities	205,912	136,464
Accounts receivable, net of allowance for doubtful accounts of $1,892 and $1,546 as of December 31, 2002 and 2001, respectively	13,739	9,026
Prepaid expenses and other current assets	1,513	933
Income taxes receivable	578	257
Deferred tax assets	1,252	1,066

Total current assets	250,060	174,637
Property and equipment, net	9,237	7,125
Intangible assets, net	2,819	7,500
Other assets	1,734	1,364

Total assets	$263,850	$190,626

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$13,654	$11,925
Income taxes payable	218	148
Deferred revenue	739	93
Notes payable	307	266
Capital lease obligations	913	277

Total current liabilities	15,831	12,709
Notes payable, less current portion	608	869
Capital lease obligations, less current portion	337	123
Other non-current liabilities	3,681	33
Minority interest in consolidated subsidiary	11,412	11,385
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 99,118,475 and 52,698,617 shares issued and outstanding at December 31, 2002 and 2001, respectively;	99	53
Additional paid-in capital	370,438	238,522
Treasury stock, at cost, 22,853,073 and 1,304,172 shares at December 31, 2002 and 2001, respectively	(60,883)	(2,959)
Deferred stock compensation	(473)	(1,453)
Accumulated other comprehensive loss	(2,994)	(5,022)
Accumulated deficit	(74,206)	(63,634)

Total stockholders' equity	231,981	165,507

Total liabilities and stockholders' equity	263,850	$190,626

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenue	$62,554	$44,873	$64,332
Cost of revenue	21,733	20,370	31,930

Gross profit	40,821	24,503	32,402
Operating expenses:
Sales and marketing (excludes stock-based compensation of $488, $864, and $1,610 for 2002, 2001 and 2000, respectively)	17,314	11,976	11,436
General and administrative (excludes stock-based compensation of $779, $1,376 and $2,718 for 2002, 2001 and 2000, respectively)	16,714	13,301	12,896
Product development (excludes stock-based compensation of $260, $459 and $730 for 2002, 2001 and 2000, respectively)	11,216	5,313	4,846
Stock-based compensation	1,527	2,699	5,058
Amortization of intangibles and acquired software	533	1,875	1,069
Merger-related costs	17	1,787	353
Restructuring charges	2,320	515	—

Total operating expenses	49,641	37,466	35,658

Loss from operations	(8,820)	(12,963)	(3,256)
Interest income, net	5,909	5,051	4,120
Gain (loss) on sale of marketable securities	134	701	(9,006)
Impairment write-down of marketable securities	—	—	(60,233)
Gain from consolidated subsidiary stock issuance	—	—	13,656
Gain on sale of consolidated subsidiary stock	—	—	2,344
Other income (expense)	32	(5)	—

Loss before income taxes, minority interest and cumulative effect of a change in accounting principle	(2,745)	(7,216)	(52,375)
Provision for income taxes	163	34	2,539

Net loss before minority interest and cumulative effect of a change in accounting principle	(2,908)	(7,250)	(54,914)
Minority share of (income) loss in consolidated subsidiary	(15)	32	(419)

Net loss before cumulative effect of a change in accounting principle	(2,923)	(7,218)	(55,333)
Cumulative effect of a change in accounting principle	(7,649)	—	—

Net loss	$(10,572)	$(7,218)	$(55,333)

Basic and diluted net loss per common share before cumulative effect of a change in accounting principle	$(0.04)	$(0.20)	$(1.72)
Basic and diluted per share effect of a change in accounting principle	(0.10)	—	—

Basic and diluted net loss per common share	$(0.14)	$(0.20)	$(1.72)

Shares used to calculate basic and diluted net loss per common share	73,744	37,058	32,151

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Loss
					Additional Paid-In Capital	Treasury Stock	Deferred Stock Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 1999	2,932,648	3	17,513,577	18	18,363	—	(5,678)	(30)	(1,083)	11,593
Issuance of Z Media shares	116,241	—	—	—	504	—	—	—	—	504
Conversion of preferred stock	(2,646,786)	(3)	5,293,572	5	(2)	—	—	—	—	—
Stock issuance in DoubleClick transaction	—	—	7,878,562	8	95,788	—	—	—	—	95,796
Sale of common stock in initial public offering	—	—	4,000,000	4	68,580	—	—	—	—	68,584
Stock issued in the Bach Systems purchase business combination	—	—	750,000	1	3,119	—	—	—	—	3,120
Purchase of treasury shares	—	—	—	—	—	(574)	—	—	—	(574)
Common stock issuance to ValueClick Japan	—	—	48,836	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	3,910	—	(3,910)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	5,059	—	—	5,059
Exercise of common stock options	—	—	545,231	1	333	—	—	—	—	334
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(55,333)	(55,333)
Foreign currency translation	—	—	—	—	—	—	—	(1,590)	—	(1,590)

Total comprehensive loss	—	—	—	—	—	—	—	(1,590)	(55,333)	(56,923)

Balance at December 31, 2000	402,103	—	36,029,778	37	190,595	(574)	(4,529)	(1,620)	(56,416)	127,493
Conversion of preferred stock upon merger	(402,103)	—	402,103	—	—	—	—	—	—	—
Stock issued in the Bach Systems purchase business combination	—	—	768,439	1	1,688	—	—	—	—	1,689
Stock issued in the Mediaplex purchase business combination	—	—	15,084,898	15	46,160	—	—	—	—	46,175
Purchase of treasury shares	—	—	—	—	—	(739)	—	—	—	(739)
Conversion of acquired company's purchased stock to treasury stock	—	—	—	—	—	(1,646)	—	—	—	(1,646)
Deferred stock compensation	—	—	—	—	282	—	(282)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	2,699	—	—	2,699
Deferred compensation adjustment for forfeited stock options	—	—	—	—	(659)	—	659	—	—	—
Exercise of common stock options	—	—	207,749	—	206	—	—	—	—	206
Exercise of common stock warrants	—	—	205,650	—	250	—	—	—	—	250
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(7,218)	(7,218)
Change in market value of marketable securities	—	—	—	—	—	—	—	281	—	281
Foreign currency translation	—	—	—	—	—	—	—	(3,683)	—	(3,683)

Total comprehensive loss	—	—	—	—	—	—	—	(3,402)	(7,218)	(10,620)

Balance at December 31, 2001	—	—	52,698,617	53	238,522	(2,959)	(1,453)	(5,022)	(63,634)	165,507

Stock issued in the Be Free purchase business combination	—	—	43,361,717	43	127,252	—	—	—	—	127,295
Stock issued in the Bach Systems purchase business combination	—	—	259,375	1	633	—	—	—	—	634
Purchase of treasury shares	—	—	—	—	—	(56,250)	—	—	—	(56,250)
Conversion of acquired company's purchased stock to treasury stock	—	—	—	—	—	(1,674)	—	—	—	(1,674)
Deferred stock compensation	—	—	—	—	547	—	(547)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	1,527	—	—	1,527
Exercise of common stock options	—	—	2,798,766	2	3,259	—	—	—	—	3,261
Tax benefit from the exercise of stock options	—	—	—	—	225	—	—	—	—	225
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,572)	(10,572)
Change in market value of marketable securities	—	—	—	—	—	—	—	(430)	—	(430)
Foreign currency translation	—	—	—	—	—	—	—	2,458	—	2,458

Total comprehensive loss	—	—	—	—	—	—	—	2,028	(10,572)	(8,544)

Balance at December 31, 2002	—	—	99,118,475	$99	$370,438	$(60,883)	$(473)	$(2,994)	$(74,206)	$231,981

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,572)	$(7,218)	$(55,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,325	3,848	1,880
Cumulative effect of change in accounting principle	7,649	—	—
Restructuring charge	2,320	—	—
Provision for doubtful accounts	1,409	1,751	2,600
Stock-based compensation	1,527	2,699	5,058
Loss (gain) on sale of marketable securities	—	(701)	9,006
Minority interest in ValueClick Japan	17	(32)	419
Gain on the ValueClick Japan stock issuance	10	—	(13,656)
Gain on the sale of ValueClick Japan stock	—	—	(2,344)
Impairment write-down of marketable securities	—	—	60,233
Benefit from deferred taxes	(179)	(37)	(987)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,019)	4,134	(5,004)
Prepaid expenses and other assets	1,921	182	(939)
Accounts payable and accrued liabilities	(4,512)	(6,328)	4,350
Income taxes receivable/payable	805	(2,937)	1,704
Deferred revenue	(917)	(402)	42
Other non-current liabilities	(49)	—	—

Net cash provided by (used in) operating activities	1,735	(5,041)	7,029

Cash flows from investing activities:
Net proceeds from the sale of marketable securities	66,183	6,947	12,941
Purchases of marketable debt securities	(11,120)	(91,698)	—
Purchases of marketable equity securities	(1,645)	(1,646)	—
Net cash acquired in (paid for) a business combination	(212)	4,461	(1,533)
Purchases of property and equipment	(2,344)	(1,849)	(2,796)
Purchases of intangible assets	(1,067)	(66)	(655)
Investment in ValueClick Japan	—	(1,281)	—

Net cash provided by (used in) in investing activities	49,765	(85,132)	7,957

Cash flows from financing activities:
Net proceeds received from the sale of stock	—	—	69,084
Net proceeds received from the ValueClick Japan stock issuance	—	—	25,425
Proceeds received from the DoubleClick transaction	—	—	10
Purchase of treasury shares	(56,248)	(739)	(574)
Repayments on short-term debt	(796)	(174)	(178)
Proceeds from common stock issued related to exercises of stock options and warrants	3,261	456	334

Net cash provided by (used in) financing activities	(53,783)	(457)	104,091
Effect of currency translations	2,458	(3,683)	(1,554)

Net increase (decrease) in cash and cash equivalents	175	(94,313)	117,523
Cash and cash equivalents, beginning of period	26,891	121,204	3,681

Cash and cash equivalents, end of period	$27,066	$26,891	$121,204

Supplemental disclosures of cash flow information:
Cash paid for interest	$109	$30	$28

Cash paid for taxes	$670	$2,937	$956

Non-cash investing and financing activities:
Issuance of common stock in the Be Free, Inc. acquisition	$127,295	$—	$—

Purchase of Patent license through payables	$788	$—	$—

Issuance of common stock in the Mediaplex, Inc. acquisition	$—	$46,175	$—

Issuance of common stock in the Bach Systems, Inc. acquisition	$634	$1,689	$3,120

Conversion of acquired company's purchased stock to treasury stock	$1,645	$1,646	$—

Finance of Director and Officer Insurance	$—	$912	$—

Issuance of common stock in the DoubleClick transaction	$—	$—	$85,788

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        ValueClick, Inc., and its subsidiaries ("ValueClick" or "the Company") provide digital marketing solutions and advertising technology tools. ValueClick offers a broad range of media and technology products and services to its customers to allow them to address all aspects of the digital marketing process, from pre-campaign to execution, including measurement and campaign refinements.

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

        Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. Mediaplex enables marketers to manage, target and distribute integrated messaging across all digital media. Mediaplex's proprietary MOJO® technology platform has the ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. Mediaplex's revenue is primarily derived from software access and use charges paid by its customers. These fees vary based on the customers' use of the technology.

        AdWare is an applications service provider ("ASP") delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare's revenue is generated primarily from monthly service fees paid by customers over the service contract periods.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its majority owned subsidiary and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2002 and 2001, cash equivalents consist of money market accounts.

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

        Marketable securities at December 31, 2002 are comprised of the available for sale investment grade corporate debt securities with an aggregate cost and estimated fair value of $205.9 million.

Property and Equipment

        Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Leasehold improvements are amortized over their estimated useful lives, or the term of the lease, whichever is shorter.

Intangible and Long-lived Assets

        Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. Although the application of this standard did not change management's evaluation of the Company's other identifiable intangible assets, the initial application of this statement resulted in an impairment of goodwill of $7.6 million to write down goodwill related to the Bach Systems and ValueClick Japan acquisitions. The amount of the impairment was estimated based on a valuation process that combined estimating the present value of the future cash flows of Bach Systems and ValueClick Japan with obtaining the market value to revenue multiples of comparable publicly traded companies and applying these multiples to the projected and historical revenue of Bach Systems and ValueClick Japan and was reported as a cumulative effect of a change in accounting principle during the first quarter of 2002.

        The impact of the cumulative effect of this change in accounting principle on the results of operations for the first quarter of 2002 were as follows (in thousands, except per share data):

	Three-Month Period Ended March 31, 2002
	As Reported	Adjusted
Net loss	$(1,115)	$(8,764)

Net loss per share	$(0.02)	$(0.16)

        Pro forma net loss and basic and diluted net loss per common share for the years ended December 31, 2001 and 2000, excluding amortization of goodwill are as follows (in thousands, except per share data):

	Year Ended December 31
	2001	2000
Reported net loss	$(7,218)	$(55,333)
Add back: Goodwill amortization	1,722	969

Pro forma net loss	$(5,496)	$(54,364)

Reported basic and diluted net loss per common share	$(0.20)	$(1.72)
Add back: Goodwill amortization	0.05	0.03

Pro forma basic and diluted net loss per common share	$(0.15)	$(1.69)

        The change in the balance of goodwill during the year ended December 31, 2002 is set forth below (in thousands):

	Bach Systems	ValueClick Japan	Total
Balance, December 31, 2001	6,049	3,979	10,028
Accumulated amortization, December 31, 2001	(1,034)	(1,979)	(3,013)
Net balance, December 31, 2001	5,015	2	7,015
Goodwill increase for Bach Systems earnout	634	—	634
Less: Cumulative effect of change in accounting principle	(5,649)	(2)	(7,649)

Balance, December 31, 2002	$—	$—	$—

        As of December 31, 2002 and 2001, all other intangible assets were subject to amortization. A summary of the other intangible assets as of December 31, 2002 and 2001 is set forth below (in thousands):

	Gross Balance	Accumulated Amortization	Amount Carrying
December 31, 2002:
Patent license	$1,841	—	$1,841
Acquired technology	1,596	(805)	791
Trademarks	57	(6)	51
Covenant not-to-compete	114	(49)	65
Domain names	125	(54)	71

Total intangible assets	$3,733	(914)	$2,819

December 31, 2001:
Acquired technology	$582	(321)	$261
Trademarks	57	(2)	55
Covenant not-to-compete	114	(26)	88
Domain names	111	(30)	81

Total intangible assets	$864	(379)	$485

        In 2002, $1.0 million was added to the intangible asset balance as part of the purchase of Be Free, Inc. attributable to acquired technology and $1.8 million related to a patent license acquisition. Amortization expense for all intangible assets was $535,000 for the year ended December 31, 2002. Estimated intangible asset amortization expense remaining for the next five years ending December 31 is as follows (amounts in thousands):

2003	$1,206
2004	$429
2005	$404
2006	$377
2007	$370

Revenue Recognition

        The Company's Media segment revenue is principally derived from the delivery of advertising impressions, click-throughs, actions, as specifically defined, from click-throughs and customer leads delivered from third-party Web sites, online newsletters and email lists, comprising the ValueClick Consolidated Network (the "Network"). Revenue is recognized in the period that the advertising impressions, click-throughs or actions occur or when lead-based information is delivered, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured and prices are fixed and determinable. To date, the Company's agreements have not required a guaranteed minimum number of click-throughs or actions.

        The Company becomes obligated to make payments to third-party Web sites, online newsletters and email lists, which have contracted with the Company to be part of the Network, in the period the advertising impressions, click-throughs or actions are delivered. Such expenses are classified as cost of revenue in the accompanying consolidated statements of operations.

        The Company's Technology segment revenue is generated primarily from fees for campaign management services and from application management services and professional services. Affiliate marketing and campaign management service revenue is recognized when the related services are performed, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. The Company's application management services provide customers rights to access applications, hardware for the application access and customer service. The Company's customers do not have the right to take possession of the software at any time during the hosting agreement or at its termination. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue by the Company in the month or quarter in which minimum volume is exceeded.

        Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which cash receipt is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain or when cash is received for previously performed services. To date, the Company has not had any barter transactions.

Cost of Revenue

        Cost of revenue consists of payments to third-party Web sites, online newsletters and email lists, in the Company's Network, telecommunication costs and depreciation of equipment related to the Company's ad-delivery and affiliate marketing infrastructure.

Sales and Marketing

        Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses for the Company's sales force, and advertising costs.

        Advertising costs are expensed as incurred and totaled approximately $129,000, $979,000 and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

General and Administrative

        General and administrative expenses include facility costs, professional service fees, salaries, related benefits and expenses for the executive, finance, legal and human resources personnel, and other general overhead costs.

Product Development

        Product development costs include expenses for the development of new technologies designed to enhance the performance of the Company's service, including the salaries and related expenses for its software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. The Company follows the guidance of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of December 31, 2002, capitalized software development costs aggregated $841,000 net of related accumulated amortization of $233,000. There were no capitalized software development costs as of December 31, 2001.

Stock-based Compensation

        At December 31, 2002, the Company has six stock-based employee compensation plans which are described more fully in Note 8. The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations of FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation." Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

        Certain options have been granted or assumed with exercise prices below the market value of the underlying common stock on the grant date or assumption date in business combinations. The following table illustrates the effect on stock-based compensation, net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2002	2001	2000
Stock-based compensation:
As reported	$1,527	$2,699	$5,058
Additional stock-based compensation expense determined under the fair value method	2,172	3,803	7,377

Pro forma	$3,699	$6,502	$12,435

Net loss:
As reported	$(10,572)	$(7,218)	$(55,333)
Additional stock-based compensation expense determined under the fair value method	2,172	3,803	7,377

Pro forma	$(12,744)	$(11,021)	$(62,710)

Net loss per share—basic and diluted:
As reported	$(0.14)	$(0.20)	$(1.72)
Per share effect of additional stock-based compensation expense determined under the fair value method	$(0.03)	$(0.10)	$(0.23)

Pro forma	$(0.17)	$(0.30)	$(1.95)

Foreign Currency Translation

        The Company's foreign subsidiaries measure their operations in the local currency and translate these operations into U.S. dollars for purposes of consolidation.

        Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end exchange rate while revenue and expenses are translated at the average rates in effect for the period. The effects of these translation adjustments are reported in a separate component of stockholders' equity. Transaction gains and losses are included in the statement of operations and were not significant for the years ended December 31, 2002, 2001 and 2000.

Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited in local currency with major financial institutions in Europe and Japan; at most times, such balances with any one financial institution may be in excess of FDIC insurance limits. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts. To date such losses, if any, have been within management's expectations. At December 31, 2002 and 2001, no customer comprised more than 10% of accounts receivable. For the year ended December 31, 2002, one customer accounted for 14.5% of total revenue. For the years ended December 31, 2001 and 2000, no customer comprised more than 10% of total revenue.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at historical basis. At December 31, 2002 and 2001, the fair values of these instruments approximated their financial statement carrying amounts because of the short-term maturity of these instruments. The historical basis of the Company's notes payable approximates the fair value based on quoted market prices for the same or similar issues offered to the Company or its subsidiaries for debt with the same or similar remaining maturities.

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

Comprehensive Loss

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net loss, relate to foreign currency translation adjustments for all periods presented and unrealized gains on marketable securities for the years ended December 31, 2002 and 2001.

        As of December 31, 2002, the Company has $30,000 in unrealized gains on marketable securities and has reported such gains, net of tax, in comprehensive income.

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

Recently Issued Accounting Standards

        In August of 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects to adopt SFAS No. 143 effective January 1, 2003 and do not expect that the adoption of this new standard will have a significant impact on its results of operations and financial position.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. Management is currently evaluating the provisions of SFAS No. 146 and its potential impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FAS 123" (SFAS No. 148). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional interim disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not impact ValueClick's financial position or results of operations.

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

        The following table presents the historical results of ValueClick, ClickAgents and Z Media for periods prior to the consummation of the mergers (in thousands):

	2001	2000
Revenue:
ValueClick	$42,703	$43,756
ClickAgents	—	12,950
Z Media	2,170	7,626

	$44,873	$64,332

Net income (loss):
ValueClick	$(4,607)	$(57,544)
ClickAgents	—	1,865
Z Media	(2,611)	346

	$(7,218)	$(55,333)

        Merger-related costs of $17,000, $1.8 million, and $353,000 included in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000, respectively, were comprised of direct transaction and other costs related to the ClickAgents and Z Media mergers.

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

        Under the terms of the merger agreement, Mediaplex stockholders received .4113 shares of ValueClick common stock for each share of Mediaplex common stock. ValueClick issued a total of approximately 15.1 million shares of its common stock for all the outstanding stock of Mediaplex. In addition, based on shares of Mediaplex common stock underlying its outstanding stock options as of the record date and the exchange ratio, options to purchase approximately 3.0 million additional shares of ValueClick common stock were assumed by ValueClick.

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

        ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Bach Systems' operations are included in the Company's consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price of approximately

$5.5 million at closing, includes, $825,000 in cash paid on the closing date of the transaction, 750,000 shares of common stock valued at approximately $3.5 million (based on the average ValueClick common stock price for the public announcement date and the five trading before and after that date), $1.0 million in cash payments to a member of Bach Systems' management with a residual equity interest, and transaction costs of approximately $200,000, which include legal fees, accounting fees, and fees for other related professional services. The consideration was increased by earnout payments totaling approximately 1,028,000 shares of ValueClick common stock valued at approximately $2.3 million (based on the average ValueClick common stock prices for the earnout determination date and the five trading days before and after that date) over the eight successive calendar quarters after the closing date.

        The excess purchase price, including the earnout payments made, over the fair value of the tangible net assets acquired of approximately $6.4 million at the closing date was allocated primarily to goodwill and was being amortized using a three year life through December 31, 2002. The unamortized balance of goodwill associated with the Bach Systems acquisition as of January 1, 2002 was considered impaired upon the Company's adoption of SFAS No. 142 and such impairment was reported as a cumulative effect of a change in accounting principle during the first quarter of 2002 as described in Note 1.

        The historical operating results of Be Free and Mediaplex prior to the acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 2002 and 2001 as if the Mediaplex and Be Free acquisitions had been effective as of January 1, 2001 is as follows (in thousands, except per share data):

	2002	2001
Revenue	$70,687	$82,613

Net loss attributable to its common shareholders	$(11,596)	$(37,390)

Basic and diluted net loss per share	$(0.13)	$(0.39)

        ValueClick Japan    On August 6, 1999, the Company entered into a Stock Purchase Agreement (the "Agreement") to acquire a controlling interest in ValueClick Japan. Under the Agreement, ValueClick purchased an additional 22.3% of the ValueClick Japan stock for an aggregate purchase price of approximately $4.2 million that was comprised of $78,000 in cash and 320,000 shares of ValueClick common stock with an estimated fair value of $4.1 million giving ValueClick a 54% controlling ownership interest in ValueClick Japan. In January 2000, ValueClick purchased an additional 3.4% of ValueClick Japan stock in exchange for 48,836 shares of ValueClick common stock, which gave ValueClick a 57.4% ownership interest in ValueClick Japan. The estimated fair value of the ValueClick common stock was determined based on the estimated initial public offering stock price. The acquisition was accounted for using the purchase method and the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed to the extent acquired by the Company.

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

3. DoubleClick Investment

        On February 28, 2000, the Company consummated an investment by DoubleClick, Inc. ("DoubleClick") under a common stock and warrant purchase agreement entered into on January 11, 2000 whereby DoubleClick acquired 7,878,562 shares of the Company's common stock for an estimated purchase price of $12.16 per share to be paid in cash of $10.0 million and 732,860 shares of DoubleClick common stock. The shares of DoubleClick common stock were valued at approximately $85.8 million for accounting purposes based on an average price of $117.07 per share for the public announcement date of January 13, 2000 and the 5 trading days before and 5 trading days thereafter. Under the Agreement, the Company also issued a warrant to DoubleClick to acquire additional shares of the Company's common stock at $21.76 per share payable in DoubleClick common stock which is exercisable for that number of shares that would result in DoubleClick owning 45% of the Company's outstanding common stock on a fully diluted basis. The warrant was exercisable for the 15-month period commencing on February 28, 2000. The warrant expired unexercised in May 2001.

        During 2000, the Company sold 165,000 shares of its DoubleClick common stock for cash proceeds of $10.3 million. The sale of these shares resulted in a realized non-cash loss of $9.0 million. In December 2000, the Company's management made an assessment that the decline in market value of the remaining DoubleClick stock was other than temporary. Accordingly, for the year ended December 31, 2000 the Company recorded a non-cash charge to operations of $60.2 million representing the unrealized holding losses previously accounted for a separate component of stockholders' equity. In April 2001, the Company sold its remaining 567,860 shares of its DoubleClick common stock for cash proceeds of $6.9 million. The sale of these shares resulted in a realized gain of $701,000. In November 2002, in connection with the Stock Repurchase Program, the Company repurchased the remaining 7,878,562 shares of its common stock held by DoubleClick for an aggregate purchase price of $21.3 million.

4. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2002	2001
Computer equipment and purchased software	$17,282	$15,261
Furniture and equipment	2,770	2,336
Vehicles	41	92
Leasehold improvements	445	472

	20,538	18,161
Less: accumulated depreciation and amortization	(11,301)	(11,036)

	$9,237	$7,125

5. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2002	2001
Accounts payable	$1,714	$1,746
Accrued payments to third-party web sites	3,940	3,478
Other accrued liabilities	8,000	6,701

	$13,654	$11,925

6. Income Taxes

        The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 is comprised of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(188)	$(280)	$2,381
State	406	21	569
Foreign	131	330	497

	$349	$71	$3,447
Deferred:
Federal	$(144)	$(32)	$(789)
State	(42)	(5)	(119)

	(186)	(37)	(908)

Provision for income taxes	$163	$34	$2,539

        The components of the deferred tax assets at December 31, 2002 and 2001 are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating losses	$52,227	$16,834
Capital loss carryforward	26,438	28,958
Allowance for doubtful accounts	623	618
Accrued expenses	1,183	689
Current state taxes	81	7
Depreciation and amortization	9,231	86
Other	670	7

Gross deferred tax assets	90,453	47,199
Valuation allowance	(83,412)	(39,577)

Net deferred tax assets	7,041	7,622
Deferred tax liabilities:
Capital gains on issuance of ValueClick Japan Stock	5,454	5,454
Other	335	1,102

Total deferred tax liabilities	5,789	6,556

Net deferred tax assets	$1,252	$1,066

        Due to the uncertainty surrounding realization of the tax benefits in the future, the Company has placed a valuation allowance against its deferred tax assets except for the balance it believes is more likely than not of being recovered. At December 31, 2002, the Company had net operating losses and capital loss carryforwards for federal and state purposes of $142.2 million and $66.2 million, respectively. The federal and state net operating losses begin to expire in 2011 and 2004, respectively.

        The overall effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2002, 2001 and 2000 as follows:

	Year Ended December 31,
	2002	2001	2000
Tax benefit based on the federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	6.6	(6.1)	(6.1)
Stock based compensation	—	11.6	3.8
Non-deductible amortization / impairment	1.0	4.2	0.8
Non-deductible merger-related costs	—	3.0	—
Impairment write-down of marketable securities	—	—	45.5
Gain on ValueClick Japan stock issuance	—	—	(10.3)
Capital losses	—	—	5.0
Effects of foreign income	—	6.9	—
Federal effect of state rate change	2.5	6.9	—
Deferred tax recognition for prior acquisition	—	8.6	—
Adjustment to valuation allowance, net of purchase accounting adjustments	28.8	—	—
Other, net	1.0	(0.6)	0.1

	5.9%	0.5%	4.8%

7. Capitalization

Preferred Stock

        Upon the closing of the Company's initial public stock offering as described below, all of the then outstanding Series A, B and C Preferred Stock automatically converted into common stock on a one-for-one basis. In addition, the Z Media preferred stock was exchanged for ValueClick common stock upon the consummation of the merger with ValueClick as discussed in Note 2. Accordingly, no preferred stock is currently issued or outstanding.

Initial Public Offering

        On March 30, 2000 the Company completed its initial public offering in which the Company sold 4,000,000 shares of its Common Stock at $19.00 per share. The initial public offering closed on April 5, 2000. The proceeds to the Company from the offering, after deducting direct incremental costs and underwriting discounts and commissions, were $68.6 million. Upon the closing of the offering, all of the Company's then outstanding Preferred Stock automatically converted into Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 520,000,000 shares of capital stock (500,000,000 shares of Common Stock at a par value of $0.001 per share and 20,000,000 shares of Preferred Stock at a par value of $0.001 per share.)

Warrants

        In connection with the Mediaplex acquisition, the Company assumed a fully vested warrant to purchase 205,650 shares of common stock at $1.22 per share. The warrant was exercised during 2001.

Founding Employee Restricted Stock

        In May and June of 1998, the Company issued LLC ownership interests to six founding employees for no consideration and recorded a charge to stock-based compensation of $61,375 for the estimated fair value of the LLC ownership interests issued to these employees. The ownership interests were converted into 707,923 shares of common stock upon completion of the LLC conversion and reincorporation on December 31, 1998. In May 1999, the Company entered into stock restriction agreements with these founding employees' restricting 608,878 of their shares to monthly vesting over a 48-month period from their original dates of employment, with the unvested shares fully vesting upon the completion of the Company's initial public offering. The unvested shares were subject to repurchase upon the employees termination. The Company recorded deferred stock compensation amounting to $1.4 million for the remeasurement of these shares covered under the restriction agreements. The deferred amount will be recognized as compensation expense over the vesting period. During the years ended December 31, 2002, 2001 and 2000, such compensation expense included in stock-based compensation in the accompanying consolidated statement of operations amounted to approximately $0, $225,000 and $527,000, respectively. At December 31, 2002 and 2001, none and 209,263 shares of common stock, respectively, were subject to repurchase under the restricted stock agreements.

Treasury Stock

        In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2002, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 22.9 million shares of the Company's common stock for approximately $60.9 million, $57.6 million of which was purchased pursuant to the Stock Repurchase Program. As December 31, 2002 up to an additional $17.4 million of the Company's capital may be used to purchase shares of the Company's outstanding common stock under the Stock Repurchase Program.

8. Stock Options

2002 Stock Option Plan

        On May 23, 2002, the Board of Directors adopted and the stockholders approved, the 2002 Stock incentive Plan (the "2002 Stock Plan") replacing the 1999 Stock Option Plan. A total of 10,000,000 shares of common stock have been reserved for issuance under the 2002 Stock Plan, of which 6,903,411 shares were available for future grant at December 31, 2002.

        The 2002 Stock Plan provides for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally begin vesting on the employee's date of employment, and vest over a four-year period 1/4 on the first anniversary date and then pro rata monthly over the remaining three years and generally expire ten years from the date of grant.

1999 Stock Option Plan

        On May 13, 1999, the Board of Directors adopted and the stockholders approved, the 1999 Stock Option Plan (the "1999 Stock Plan"). A total of 5,000,000 shares of common stock had been reserved for issuance under the 1999 Stock Plan, of which 1,034,318 shares were available for future grant at December 31, 2002.

        The 1999 Stock Option Plan provided for the granting of nonstatutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally begin vesting on the employee's date of employment, and vest pro rata monthly over periods ranging from 12 to 42 months or annually over 4 years and generally expire ten years from the date of grant.

Be Free Stock Option and Restricted Stock Plans

        Pursuant to the merger with Be Free, the Company assumed the 1998 Stock Incentive Plan of Be Free (the "Be Free Option Plan"), including incentive stock options to purchase 4,164,875 shares of common stock with exercise prices ranging from $0.23 to $68.59. Options granted under the Be Free Option Plan are generally exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. No shares were available for future grant at December 31, 2002.

Mediaplex Stock Option Plan

        Pursuant to the merger with Mediaplex, the Company assumed the 1997 Stock Option Plan of Mediaplex (the "Mediaplex Plan"), including incentive stock options to purchase 2,762,912 shares of common stock with exercise prices ranging from $1.22 to $247.99. Options granted under the Mediaplex Plan are generally exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. No shares were available for future grant at December 31, 2002.

Z Media Stock Option Plan

        Pursuant to the merger with Z Media, the Company assumed the Stock Option Plan of Z Media (the "Z Media Plan"), including incentive stock options to purchase 419,366 shares of common stock with exercise prices ranging from $0.26 to $7.91. Options granted under the Z Media Plan are generally exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. No shares were available for future grant at December 31, 2002.

ClickAgents Stock Option Plan

        Pursuant to the merger with ClickAgents, the Company assumed the Stock Option Plan of ClickAgents (the "ClickAgents Plan"), including incentive stock options to purchase 427,269 shares of common stock with exercise prices ranging from $0.07 to $3.95. Options granted under the ClickAgents Plan are generally exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. No shares were available for future grant at December 31, 2002.

        The following table summarizes activity under the all stock option plans for the years ended December 31, 2002, 2001 and 2000:

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at December 31, 1999	2,862,822	$0.26 to $11.00	$1.20
Granted	1,502,000	5.06 to 11.00	9.84
Assumed from ClickAgents	427,269	0.07 to 3.95	.76
Assumed from Z Media	419,366	0.26 to 7.91	2.30
Exercised	(585,111)	0.25 to 2.00	.57
Forfeited/expired	(825,398)	0.25 to 11.00	4.01

Options outstanding at December 31, 2000	3,800,948	$0.26 to $11.00	$1.20
Granted	1,708,366	2.03 to 5.69	4.03
Assumed from Mediaplex	2,762,912	1.22 to 247.99	10.52
Exercised	(207,749)	0.07 to 2.00	2.49
Forfeited/expired	(1,755,876)	0.07 to 190.86	4.01

Options outstanding at December 31, 2001	6,308,601	$0.07 to $247.99	$5.65
Granted	3,983,100	2.30 to 2.90	2.46
Assumed from Be Free	4,164,875	0.23 to 68.59	6.27
Exercised	(2,798,897)	0.07 to 2.85	1.17
Forfeited/expired	(1,553,822)	0.07 to 190.86	9.87

Options outstanding at December 31, 2002	10,103,857	$0.07 to $247.99	$5.24

        Options acquired in business combinations or granted during the years ended December 31, 2002, 2001 and 2000, net of cancellations, resulted in a total deferred compensation amount of approximately $547,000, $282,000 and $3,910,000, respectively, which was included in deferred stock compensation in stockholders' equity. Deferred compensation expense is recognized over the service period by using the aggregate percentage of compensation accrued by the end of each year of service (the vesting period). During the years ended December 31, 2002, 2001 and 2000, such compensation expense included in stock-based compensation in the statement of operations amounted to approximately $1,527,000, $2,699,000 and $5,058,000 respectively.

        The weighted-average per-share fair value of individual options granted during 2002, 2001 and 2000 were $2.46, $3.24 and $13.69 respectively.

        Additional information with respect to the outstanding options as of December 31, 2002 is as follows:

			Options Exercisable
	Options Outstanding Average Remaining Contractual Life (In Years)
Number of Shares		Average Exercise Prices	Number of Shares	Average Exercise Price
804,977	5.91	$0.25	738,770	$0.26
2,148,183	8.04	1.31	2,118,950	1.31
4,769,866	8.64	2.45	1,179,503	2.47
1,329,201	6.23	5.21	852,240	5.56
1,051,630	7.17	29.76	846,521	29.34

10,103,857	7.30	$5.24	5,735,984	$6.18

        The Company calculated the fair value of each option grant on the date of grant using the option-pricing models as prescribed by Statement No. 123 using the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rates	3%	5%	5%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	45%	145%	109%

9. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(10,572)	$(7,218)	$(55,333)
Denominator:
Weighted average common shares	73,744	37,058	32,151

Basic and diluted net loss per common share	$(0.14)	$(0.20)	$(1.72)

        The diluted per share computations exclude convertible preferred stock, unvested restricted shares, and common stock options which were antidilutive. The numbers of shares excluded from the diluted net loss per common share computation were 2,457,729, 4,023,977 and 1,614,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

10. Debt

        The Company's debt obligations are summarized as follows (in thousands):

	December 31,
	2002	2001
Note payable bank 2.9%, $900 principal and interest paid monthly, due December 2002	$—	$13
Short Term Borrowing, ValueClick Japan	45	—
Note payable bank, 3.25%, $14 principal and interest paid monthly, due December 2007	760	912
Note payable shareholder, non-interest bearing, $100 due in March 2002 and $110 due in March 2003	110	210

Total	915	1,135
Less current portion	307	266

	$608	$869

11. Defined Contribution Plan

        The Company has a Savings Plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All full time employees on the payroll of the Company are eligible to participate in the plan. The Savings Plan does not invest participant contributions in the Company's common stock. Company matching and profit sharing contributions are discretionary. Company contributions to the Plan amounted to $75,000, $135,000 and $75,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

12. Commitments and Contingencies

Leases

        Future minimum lease payments under noncancellable operating and capital leases and related sublease income, with initial or remaining lease terms in excess of one year as of December 31, 2002 are as follows (in thousands):

		Operating Sublease
	Operating Lease
Year Ending December 31:			Capital Leases
	Commitments	Income
2003	$3,498	$(248)	$926
2004	3,340	(216)	228
2005	1,048	—	146
2006	719	—	—
2007	493	—	—
Thereafter	1,330	—	—

Total minimum lease payments	$10,428	$(464)	$1,300

Less amount representing interest			(50)

Present value of minimum lease payments			1,250
Less current portion			(913)

			$337

        Total rent expense under operating leases, net of sublease income was $2.2 million, $2.2 million, and $1.3 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

Legal Action

  Mediaplex and Be Free Class Action Litigation

        Mediaplex, Inc., ValueClick's wholly-owned subsidiary acquired on October 19, 2001, is involved in three putative class action lawsuits. In July and August 2001, these class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz v. Mediaplex, Inc. et al., Atlas v. Mediaplex, Inc. et al., and Mashayekh v. Mediaplex, Inc. et al. In addition to Mediaplex and each of its underwriters for its November 1999 initial public offering, Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are former officers and directors of Mediaplex, are named as individual defendants. The Company is defending and indemnifying these individual defendants as part of its obligation under its indemnification agreements. The cases are pending before the United States District Court for the Southern District of New York.

        Be Free, Inc., ValueClick's wholly-owned subsidiary acquired on May 23, 2002, is involved in a putative class action litigation. This class action lawsuit, entitled Saul Kassin v. Be Free et al., was filed on November 30, 2001 with the United States District Court for the Southern District of New York on behalf of all persons who acquired Be Free securities between November 3, 1999 and December 6, 2000. This lawsuit names as defendants Be Free, its underwriters for its November 3, 1999 initial public offering and its March 28, 2000 public offering, and Gordon B. Hoffstein, Samuel Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph, all of whom were either officers and/or directors of Be Free during the class period. Gordon Hoffstein and Samuel Gerace, Jr. are members of the Company's board of directors, Mr. Gerace is also the Chief Technology Officer of Be Free. The Company is defending and indemnifying the individual defendants in this lawsuit as part of its obligation under its indemnification agreements.

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

  24/7 Real Media Patent Infringement Litigation

        In October of 2001, ValueClick received a demand letter from 24/7 Real Media, Inc. alleging that the ad-serving technology of both ValueClick and Mediaplex infringed upon 24/7 Real Media's '368 ad-serving patent and included a demand that the companies purchase a license for the patent.

ValueClick responded with a detailed letter denying liability. In February of 2002, 24/7 Real Media filed a patent infringement suit against ValueClick and Mediaplex in the Southern District of New York. The complaint sought injunctive relief and unspecified damages relating to alleged patent infringement of 24/7 Real Media's '368 patent. In December of 2002 the Company purchased a license from 24/7 Real Media for the '368 patent under a Patent License Agreement. In connection with the Patent License Agreement, 24/7 Real Media also agreed to terminate their lawsuit against the Company. The terms of the Patent License and Settlement Agreements are confidential.

  Lorenc v. Be Free, Inc. et al.

        On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Defendants brought a motion for summary judgment as to all of plaintiff's claims. In February of 2003, the Court granted the Company's motion for summary judgment with respect to plaintiff's claim of violation by the Company of the American with Disabilities Act and remanded the remaining seven (non-federal) claims to be heard in the Massachusetts state court. ValueClick believes that the plaintiff's allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable and an amount of loss, if any, is not estimable.

        Other than the matters discussed above, we are not a party to any other material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on the Company's operating results, cash flows or financial condition. From time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patent or other intellectual property rights. Management believes that these letters generally are without merit and the Company intends to contest them vigorously.

13. Restructuring Charges

        In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain redundancies as a result of ValueClick's acquisitions of Mediaplex and Be Free and primarily represent a provision for consolidating certain leased facilities which will be paid out through 2010. As a result of this process, four existing ValueClick employee positions were eliminated. As of December 31, 2002, $484,000 of the charges has been paid.

	Employee Related	Lease Exit Costs	Total
	(in thousands, except per share data)
Restructuring accruals	$9	$2,827	$2,836
Cash payments	(9)	(475)	(484)

Accrual at December 31, 2002	$—	$2,352	$2,352

14. Segments and Geographic Information

        ValueClick derives its revenue from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

        Revenue, gross profit and total assets by segment are as follows (in thousands):

	Revenue			Gross Profit			Total Assets
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Media	$29,772	$41,446	$64,332	$15,824	$22,026	$32,402	$129,895	$136,375	$154,050
Technology	32,782	3,427	—	24,997	2,477	—	133,955	54,251	—

Total	$62,554	$44,873	$64,332	$40,821	$24,503	$32,402	$263,850	$190,626	$154,050

        The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan and with operations in Europe through its wholly-owned subsidiary, ValueClick Europe, ValueClick France and ValueClick Germany. Other international subsidiaries included ValueClick Canada and ValueClick Brazil, which were closed during 2001.

        The Company's geographic information is as follows (in thousands):

	Year Ended December 31, 2002
			Long-lived Assets at December 31, 2002
	Revenue	Loss from Operations
United States	$48,048	$(6,811)	$12,731
Japan	7,476	(230)	851
Europe	7,030	(1,779)	208

Total	$62,554	$(8,820)	$13,790

	Year Ended December 31, 2001
			Long-lived Assets at December 31, 2001
	Revenue	Loss from Operations
United States	$29,513	$(11,233)	$13,389
Japan	10,199	(179)	1,101
Europe	5,094	(1,283)	111
Other International	67	(268)	24

Total	$44,873	$(12,963)	$14,625

	Year Ended December 31, 2000
			Long-lived Assets at December 31, 2000
	Revenue	Loss from Operations
United States	$50,194	$(3,005)	$9,989
Japan	11,679	1,523	471
Europe	2,443	(1,140)	154
Other International	16	(634)	48

Total	$64,332	$(3,256)	$10,662

SCHEDULE II

VALUECLICK, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
2002:
Allowance for doubtful accounts	$1,546	$1,409	$(1,063)	$1,892
2001:
Allowance for doubtful accounts	$1,759	$1,751	$(1,964)	$1,546
2000:
Allowance for doubtful accounts	$849	$2,600	$(1,690)	$1,759

(1)
Deductions are net of the effects of business combinations.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 26th day of March, 2003.

VALUECLICK, INC.

By:	/s/ JAMES ZARLEY James Zarley President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint each of James R. Zarley and Samuel J. Paisley their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES R. ZARLEY James R. Zarley	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 26, 2003
/s/ SAMUEL J. PAISLEY Samuel J. Paisley	Chief Financial Officer and Chief Operating Officer of Media	March 26, 2003
/s/ DAVID S. BUZBY David S. Buzby	Director	March 26, 2003
/s/ MARTIN T. HART Martin T. Hart	Director	March 26, 2003
/s/ TOM A. VADNAIS Tom A. Vadnais	Director	March 26, 2003
/s/ GORDON B. HOFFSTEIN Gordon B. Hoffstein	Director	March 26, 2003
/s/ SAMUEL P. GERACE Samuel P. Gerace	Director	March 26, 2003
/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	March 26, 2003

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, James R. Zarley, the Chief Executive Officer of ValueClick, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of ValueClick, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	By:	/s/ JAMES R. ZARLEY James R. Zarley Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Samuel J. Paisley, the Chief Financial Officer of ValueClick, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of ValueClick, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	By:	/s/ SAMUEL J. PAISLEY Samuel J. Paisley Chief Financial Officer

QuickLinks

FORM 10-K
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
VALUECLICK, INC. CONSOLIDATED BALANCE SHEETS
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VALUECLICK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE II
VALUECLICK, INC. VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
POWER OF ATTORNEY
Certification of CEO
Certification of CFO