Form 10-Q
period 2003-03-31
VALUECLICK INC/CA
filed 2003-05-15
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30135

VALUECLICK, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0495335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4353 PARK TERRACE DRIVE WESTLAKE VILLAGE, CALIFORNIA 91361
(Address of principal executive offices, including zip code)

(818) 575-4500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding as of May 1, 2003 was 73,773,424.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	26,181	27,066
Marketable securities	197,953	205,912
Accounts receivable, net	13,533	13,739
Income taxes receivable	448	578
Deferred tax assets	1,299	1,252
Prepaid expenses and other current assets	1,463	1,513
Total current assets	240,877	250,060
Property and equipment, net	8,830	9,237
Intangible assets, net	2,508	2,819
Other assets	1,593	1,734
TOTAL ASSETS	253,808	263,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	12,345	13,654
Income taxes payable	427	218
Deferred revenue	935	739
Notes payable and capital lease obligation, current portion	484	1,220
Total current liabilities	14,191	15,831
Notes payable and capital lease obligation, less current portion	907	945
Other non-current liabilities	3,531	3,681
Minority interest in consolidated subsidiary	11,431	11,412
STOCKHOLDERS’ EQUITY:
Common stock (issued and outstanding 73,386,395 and 76,265,402 shares at March 31, 2003 and December 31, 2002, respectively)	73	76
Additional paid-in capital	300,601	309,578
Deferred stock compensation	(375)	(473)
Accumulated deficit	(73,020)	(74,206)
Accumulated other comprehensive loss	(3,531)	(2,994)
Total stockholders’ equity	223,748	231,981
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	253,808	263,850

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three-month Period Ended March 31,
	2003	2002
	(Unaudited)

Revenue	19,463	12,356
Cost of revenue	6,501	4,571
Gross profit	12,962	7,785
Operating expenses:
Sales and marketing (excludes stock-based compensation of $31 and $174 for 2003 and 2002, respectively)	4,978	3,871
General and administrative (excludes stock-based compensation of $50 and $285 for 2003 and 2002, respectively)	4,452	4,042
Product development (excludes stock-based compensation of $16 and $91 for 2003 and 2002, respectively)	2,572	1,912
Stock-based compensation	97	550
Amortization of intangible assets	312	45
Merger-related costs	—	17
Total operating expenses	12,411	10,437
Income (loss) from operations	551	(2,652)
Interest income, net	1,039	1,277
Foreign currency transaction gain	—	59
Income (loss) before taxes, minority interests and cumulative effect of a change in accounting principle	1,590	(1,316)
Provision for (benefit from) income taxes	385	(137)
Income (loss) before minority interest and cumulative effect of a change in accounting principle	1,205	(1,179)
Minority share of (income) loss of consolidated subsidiary	(19)	64
Income (loss) before cumulative effect of change in accounting principle	1,186	(1,115)
Cumulative effect of a change in accounting principle	—	(7,649)
Net income (loss)	1,186	(8,764)
Basic net income (loss) per share before cumulative effect of a change in accounting principle	0.02	(0.02)
Per share effect of accounting change	—	(0.14)
Basic net income (loss) per share	0.02	(0.16)

Weighted-average shares used in computing basic net income (loss) per share	75,267	53,250

Diluted net income (loss) per share before cumulative effect of a change in accounting principle	0.02	(0.02)
Per share effect of accounting change	—	(0.14)
Diluted net income (loss) per share	0.02	(0.16)

Weighted-average shares used in computing diluted net income (loss) per share	77,967	53,250

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three-month Period Ended March 31,
	2003	2002
	(Unaudited)

Net income (loss)	1,186	(8,764)
Other comprehensive expense:
Foreign currency translation adjustment	(366)	(177)
Unrealized loss on marketable securities, net of tax	(171)	(437)
Comprehensive income (loss)	649	(9,378)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-month Period Ended March 31,
	2003	2002
	(Unaudited)
Cash Flows from operating activities:
Net income (loss)	1,186	(8,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,569	1,048
Cumulative effect of change in accounting principle	—	7,649
Provision for bad debts	288	185
Stock-based compensation	97	550
Minority share of income (loss) of consolidated subsidiary	19	(64)
Provision for deferred income taxes	(4)	(37)
Changes in operating assets and liabilities	(94)	(2,139)
Net cash provided by (used in) operating activities	3,061	(1,572)
Cash flows from investing activities:
Purchase of marketable debt securities	(955)	(1,259)
Proceeds from the sale of marketable debt securities	8,700	1,000
Purchases of property and equipment	(852)	(126)
Purchases of intangible assets	(788)	(13)
Net cash provided by (used in) investing activities	6,105	(398)
Cash flows from financing activities:
Purchase of treasury stock	(9,161)	(1,100)
Proceeds from the exercises of common stock options	181	546
Repayments of notes payable and capital leases, net	(705)	(221)
Net cash used in financing activities	(9,685)	(775)
Effect of currency translations	(366)	(177)
Net decrease in cash and cash equivalents	(885)	(2,922)

Cash and cash equivalents, beginning of period	27,066	26,891
Cash and cash equivalents, end of period	26,181	23,969
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for earnout provision of purchase business combination	—	633,000

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      THE COMPANY AND BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (the “SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that may be included in ValueClick, Inc.’s annual consolidated financial statements and footnotes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick, Inc.’s  Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 28, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

The condensed consolidated financial statements include the accounts of ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or the “Company”) from the dates of their respective acquisitions, acquisition of majority voting control or date of formation, for business combinations accounted for as pooling-of-interests.

ValueClick provides digital marketing solutions and advertising technology tools. ValueClick offers a broad range of media and technology products and services to its customers to allow them to address all aspects of the digital marketing process, from pre-campaign to execution, including measurement and campaign refinements.

The Company derives its revenue from two reportable business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology.

VALUECLICK MEDIA—The ValueClick Media segment provides digital marketing solutions for advertisers and Web publishers. Through a combination of digital advertising, digital marketing and digital retention marketing, the ValueClick Media segment provides marketers with custom media solutions to build brand value and attract targeted, high-quality customers. ValueClick provides online advertisers and publishers of Web sites with advertising models known as cost-per-click (“CPC”), cost-per-action (“CPA”) and cost-per-lead (“CPL”), in which an advertiser only pays ValueClick, and ValueClick in turn only pays a publisher of a Web site, when an Internet user clicks on an advertiser’s banner advertisement or performs a specific action, such as a software download, an online registration or other transactions. Additionally, ValueClick provides media on a cost-per-thousand-impressions (“CPM”) basis whereby the advertiser pays for the number of times an advertisement is viewed.

VALUECLICK TECHNOLOGY—The ValueClick Technology segment operates through its wholly-owned subsidiaries Be Free, Inc. (“Be Free”), acquired on May 23, 2002, and Mediaplex, Inc. (“Mediaplex”) and AdWare Systems, Inc. (“AdWare”), acquired on October 19, 2001.

Be Free provides a marketing platform that enables online businesses to attract, convert and retain customers easily and cost effectively. Be Free’s marketing platform includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable businesses to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. Be Free offers two types of services on this platform, partner marketing services and site personalization services.

Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. Mediaplex enables marketers to manage, target and distribute integrated messaging across all digital media. Mediaplex’s proprietary MOJO® technology platform has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s revenue is primarily derived from software access and use charges paid by its customers. These fees vary based on the customers’ use of the technology.

AdWare is an applications service provider (“ASP”) delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare’s revenue is generated primarily from monthly service fees paid by customers over the service contract periods.

2.                                      CHANGE IN ACCOUNTING PRINCIPLE AND NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 changed the methodology for assessing goodwill impairments. In accordance with the transitional guidance of SFAS No. 142, the Company completed its impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS No. 143”)”, which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective January 1, 2003 and the adoption of this new standard did not have a significant impact on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS NO.146”)”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. Management does not believe that the provisions of SFAS No. 146 will have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an amendment of FAS 123” (“SFAS No. 148”). SFAS No.148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company adopted the disclosure requirements of this interpretation that were effective on December 31, 2002. The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a significant impact on its consolidated financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of EITF Issue No. 00-21 on the consolidated financial statements.

3.                                      RECENT BUSINESS COMBINATION

On May 23, 2002, the Company completed its acquisition of Be Free, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company was merged with and into Be Free, and Be Free survived as a wholly-owned subsidiary of the Company. Be Free is a provider of performance-based marketing technology and services.

Under the terms of the merger agreement, Be Free stockholders received 0.65882 shares of the Company common stock for each share of Be Free common stock. The Company issued approximately 43.4 million shares of its common stock for all the outstanding common stock of Be Free. In addition, the Company assumed options to purchase approximately 4.2 million additional shares of ValueClick common stock.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Be Free’s operations are included in the Company’s consolidated financial statements from the date of acquisition. The aggregate consideration constituting the purchase price of approximately $129.3 million, includes the issuance of 43,361,717 shares of common stock valued at approximately $122.3 million (based on the average common stock price for the public announcement date and the day before, the day of and after that date), the assumption of options and warrants to purchase an aggregate of 4,164,918 shares of common stock valued at $5.0 million using the Black-Scholes option pricing model and transaction costs of approximately $2.0 million, which include legal fees, accounting fees, and fees for other related professional services. The fair value of the tangible assets acquired aggregated $134.8 million at the acquisition date.

The historical operating results of Be Free prior to the acquisition date have not been included in the Company’s historical condensed consolidated operating results. Pro forma data (unaudited, in thousands) for the three-month period ended March 31, 2002 as if the Be Free acquisition had been effective as of January 1, 2002 is as follows:

Three-month Period Ended March 31, 2002

Revenue	$17,599
Net loss before cumulative effect of accounting principle	$(1,708)
Net loss	$(9,357)
Basic and diluted net loss per share before cumulative effect of accounting principle	$(0.02)
Basic and diluted net loss per share	$(0.10)

4.                                      STOCK COMPENSATION

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

The following table illustrates the effect on stock-based compensation, net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three-month Period Ended March 31,
	2003	2002
	(In thousands)

Net income (loss) allocable to common stockholders, as reported	$1,186	$(8,764)
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	$97	$550
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(459)	(587)

Pro forma net income (loss) allocable to common stockholders	$824	$(8,801)

Income (loss) per share:
Basic—as reported	$0.02	$(0.16)
Diluted—as reported	$0.02	$(0.16)
Basic—pro forma	$0.01	$(0.17)
Diluted—pro forma	$0.01	$(0.17)

5.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of  $1,935,000 and $1,892,000 at March 31, 2003 and December 31, 2002, respectively.

6.                                    PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Computer equipment	18,005	17,282
Furniture and equipment	2,969	2,770
Vehicles	41	41
Leasehold improvements	505	445
	21,520	20,538
Less: accumulated depreciation	(12,690)	(11,301)
	8,830	9,237

7.                                      MARKETABLE SECURITIES

Marketable securities as of March 31, 2003 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive loss balance.

Marketable securities at March 31, 2003 have an aggregate cost of $198.2 million, an estimated fair value of $198.0 million, and unrealized losses of $214,000. Marketable securities at December 31, 2002 had an aggregate cost and estimated fair value of $205.9 million.

8.                                      COMMITMENTS AND CONTINGENCIES

Legal Action

Mediaplex and Be Free Class Action Litigation

Mediaplex, Inc., ValueClick’s wholly-owned subsidiary acquired on October 19, 2001, is involved in three putative class action lawsuits. In July and August 2001, these class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz v. Mediaplex, Inc. et al., Atlas v. Mediaplex, Inc. et al., and Mashayekh v. Mediaplex, Inc. et al. In addition to Mediaplex and each of its underwriters for its November 1999 initial public offering, Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are former officers and directors of Mediaplex, are named as individual defendants. The Company is defending and indemnifying these individual defendants as part of its obligation under its indemnification agreements. The cases are pending before the United States District Court for the Southern District of New York.

Be Free, Inc., ValueClick’s wholly-owned subsidiary acquired on May 23, 2002, is involved in a putative class action litigation. This class action lawsuit, entitled Saul Kassin v. Be Free et al., was filed on November 30, 2001 with the United States District Court for the Southern District of New York on behalf of all persons who acquired Be Free securities between November 3, 1999 and December 6, 2000. This lawsuit names as defendants Be Free, its underwriters for its November 3, 1999 initial public offering and its March 28, 2000 public offering, and Gordon B. Hoffstein, Samuel Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph, all of whom were either officers and/or directors of Be Free during the class period. Samuel Gerace, Jr. is a member of the Company’s board of directors. Mr. Gerace is also the Chief Technology Officer of Be Free. The Company is defending and indemnifying the individual defendants in this lawsuit as part of its obligation under its indemnification agreements.

These complaints allege that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a prospectus that contained “materially false and misleading information and failed to disclose material information.” They allege that the prospectuses were false and misleading because they failed to disclose the underwriter defendants’ purported agreement with investors to provide them with unspecified amounts of Mediaplex and Be Free shares in their respective initial public offerings in exchange for undisclosed commissions; and the purported agreements between the underwriter defendants and certain of their customers whereby the underwriter defendants would allocate shares in Mediaplex’s and Be Free’s public offerings to those customers in exchange for the customers’ agreement to purchase Mediaplex and Be Free shares in the after-market at pre-determined prices.

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

ValueClick believes that the plaintiffs’ allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from these cases, as an unfavorable outcome is, in management’s opinion, not probable and an amount of loss, if any, is not estimable.

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Defendants brought a motion for summary judgment. No date for the motion has been set. ValueClick believes that the plaintiffs’ allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management’s opinion, not probable and an amount of loss, if any, is not estimable.

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

9.                                      STOCK REPURCHASE PROGRAM

In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The amount authorized under the Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital and the repurchased shares are in the process of being retired. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.  As of March 31, 2003, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 25.9 million shares of the Company’s common stock for approximately $70.0 million, $66.7 million of which was purchased pursuant to the Stock Repurchase Program.  As of March 31, 2003, up to an additional $8.3 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

10.                               SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology. Media segment revenue includes sales of certain technology products made by Media operations outside the United States, amounting to $486,000 and $36,000 for the three months periods ended March 31, 2003 and 2002, respectively.

Revenue and gross profit by segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Periods Ended March 31,
	2003	2002	2003	2002

Media	$9,338	$6,978	$5,150	$3,696
Technology	$10,365	$5,573	$7,812	$4,089
Intercompany eliminations	(240)	(195)	—	—
Total	$19,463	$12,356	$12,962	$7,785

The Company’s operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan and with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended March 31, 2003
	Revenue	Income (loss) from Operations	Long-lived Assets at March 31, 2003

United States	$14,889	$551	$10,203
Japan	1,876	94	928
Europe	2,938	(94)	207
Intercompany eliminations	(240)	—	—
Total	$19,463	$551	$11,338

	Three-month Period Ended March 31, 2002		Long-lived Assets at March 31, 2002
	Revenue	Loss from Operations

United States	$9,751	$(1,983)	$12,497
Japan	1,642	(322)	1,027
Europe	1,158	(347)	112
Intercompany eliminations	(195)	—	—
Total	$12,356	$(2,652)	$13,636

For the three-month period ended March 31, 2003, one customer comprised 16.1% of total revenue.  For the three-month period ended March 31, 2002, one customer comprised 18.4% of total revenue. At March 31, 2003 and December 31, 2002 no customer comprised more than 10% of accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2002, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

VALUECLICK MEDIA—Our Media segment provides digital marketing solutions for advertisers and Web publishers. Through a combination of digital advertising, digital marketing and digital retention marketing, our Media segment provides marketers with custom media solutions to both build brand value and attract targeted, high-quality customers. To accomplish this, we employ network quality control, advanced targeting capabilities and an integrated product line. For Web site publishers of all sizes, we offer the ability to create reliable new revenue opportunities from their advertising inventory. We offer marketers and advertisers a wide spectrum of custom media solutions. Specifically, we provide online advertisers and publishers of Web sites advertising models known as cost-per-click (“CPC”), cost-per-action (“CPA”) and cost-per-lead (“CPL”), in which an advertiser only pays us, and we in turn only pay a publisher of a Web site, when an Internet user clicks on an advertiser’s banner advertisement or performs a specific action, such as a software download, an online registration or other transactions. Additionally, we provide media on a cost-per-thousand-impressions (“CPM”) basis whereby the advertiser pays for the number of times an advertisement is viewed.

VALUECLICK TECHNOLOGY—Our Technology segment operates through our wholly-owned subsidiaries Be Free, Inc. (“Be Free”) acquired on May 23, 2002, and Mediaplex, Inc. (“Mediaplex”) and AdWare Systems, Inc. (“AdWare”), acquired on October 19, 2001.

Be Free provides a marketing platform that enables online businesses to attract, convert and retain customers easily and cost effectively. Be Free’s marketing platform includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable businesses to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. Be Free offers two types of services on this platform, partner marketing services and site personalization services.

Mediaplex serves the marketing communications industry with technology solutions for digital messaging, support services that enhance campaign return, and infrastructure tools to ensure effective program implementation. Mediaplex enables marketers to manage, target and distribute integrated messaging across all digital media. Our proprietary MOJO® technology platform has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s revenue is primarily derived from software access and use charges paid by its customers. These fees vary based on the client’s use of the technology.

AdWare is an applications service provider (“ASP”) delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare’s revenue is generated primarily from monthly service fees paid by customers over the service periods.

The Company derives its revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology. Media segment revenue includes sales of certain technology products made by Media operations outside the United States, amounting to $486,000 and $36,000 for the three months periods ended March 31, 2003 and 2002, respectively.

Revenue and gross profit by segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Periods Ended March 31,
	2003	2002	2003	2002

Media	$9,338	$6,978	$5,150	$3,696
Technology	$10,365	$5,573	$7,812	$4,089
Intercompany eliminations	(240)	(195)	—	—
Total	$19,463	$12,356	$12,962	$7,785

The Company’s operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan and with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended March 31, 2003
	Revenue	Income (loss) from Operations	Long-lived Assets at March 31, 2003

United States	$14,889	$551	$10,203
Japan	1,876	94	928
Europe	2,938	(94)	207
Intercompany eliminations	(240)	—	—
Total	$19,463	$551	$11,338

	Three-month Period Ended March 31, 2002		Long-lived Assets at March 31, 2002
	Revenue	Loss from Operations

United States	$9,751	$(1,983)	$12,497
Japan	1,642	(322)	1,027
Europe	1,158	(347)	112
Intercompany eliminations	(195)	—	—
Total	$12,356	$(2,652)	$13,636

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002

The 2003 results include three full months of operations from our Technology segment, given that we acquired Be Free in late May of 2002.

Revenue.  Net revenue from our Media segment and our Technology segment were $9.3 million and $10.1 million, respectively, for the three-month period ended March 31, 2003, resulting in consolidated net revenue of $19.5 million compared to $12.4 million for the same period in 2002, an increase of $7.1 million, or 57.5%. The increase in net revenue was a result of the inclusion of a full quarter from the Be Free acquisition in the 2003 period as well as increased Media segment revenue in the United States and Europe.

Cost of Revenue.  Cost of revenue for the Media segment consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for both the Media and Technology segments also includes labor costs, depreciation on revenue generating assets and Internet access costs.  Cost of revenue was $6.5 million for the three-month period ended March 31, 2003 compared to $4.6 million for the same period in 2002, an increase of $1.9 million or 42.2%. Cost of revenue decreased as a percentage of revenue over the 2002 period. This decrease, as well as the corresponding increase in the gross profit margin to 66.6% for the three-month period ended March 31, 2003 from 63.0% for the same period in 2002, was primarily attributable to the addition of the higher margin technology business of Be Free for a full three months in the first quarter of 2003.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended March 31, 2003 were $5.0 million compared to $3.9 million for the same period in 2002, an increase of $1.1 million or 28.6%. The increase in sales and marketing expenses was due primarily to the inclusion of three full months of sales & marketing expenses for Be Free in the first quarter of 2003. Our sales and marketing costs as a percentage of revenue improved to 25.6% for the three-month period ended March 31, 2003 from 31.3% for the same period in 2002, due primarily to consolidation of our sales facilities.

General and Administrative.  General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation and professional service fees. General and administrative expenses increased to $4.5 million for the three-month period ended March 31, 2003 compared to $4.0 million for the same period in 2002, an increase of $0.4 million or 10.1%. General and administrative expense increased primarily due to the additional three full months of expense for Be Free in the first quarter of 2003. Our general and administrative costs as a percentage of revenue decreased to 22.9% for the three-month period ended March 31, 2003 from 32.7% for the same period in 2002 due to cost reduction activities.

Product Development.  Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended March 31, 2003 were $2.6 million compared to $1.9 million for the same period in 2002, an increase of $0.7 million or 34.5%. The increase in product development expenses was due primarily to the additional three full months of expense for Be Free in the first quarter of 2003. Our product development costs as a percentage of revenue improved to 13.2% for the three-month period ended March 31, 2003 from 15.5% for the same period in 2002 due primarily to continuing efforts to reduce the number of our co-location facilities and consolidation of our technology teams.

Stock-Based Compensation.  Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation expense for the three-month period ended March 31, 2003 amounted to $97,000, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $550,000 for the three-month period ended March 31, 2002 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period.

Amortization of Intangible Assets.  Amortization of intangible assets for the three-month period ended March 31, 2003 was $312,000 compared to $45,000 in the first quarter of 2002. This represents principally the amortization of software acquired through business combinations and purchased intellectual property. The increase compared to the first quarter of 2002 is due to the amortization of technologies acquired in the Be Free transaction and an intellectual property license acquired at the end of 2002.

On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. In accordance with the transitional guidance of SFAS No. 142, we completed our impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment.

Merger-Related Costs.  Merger-related costs for the three-month period ended March 31, 2002 was $17,000, which represented direct transaction costs incurred in connection with the mergers with ClickAgents and Z Media, accounted for as a pooling-of-interests.  We incurred no such costs in the first quarter of 2003.

Interest Income, Net.  Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $1.0 million for the three-month period ended March 31, 2003 compared to $1.3 million for the same period in 2002. The decrease is attributable to a lower cash balance over the period primarily due to the purchase of ValueClick common stock under the stock repurchase program, along with the effects of decreasing average investment yields, partially offset by income on the additional cash and marketable securities acquired in the Be Free merger. Interest income in future periods may continue to decrease as a result of declines in the market rates available for our investments.

Provision for Income Taxes.  For the three-month period ended March 31, 2003, we recorded a provision for income taxes of $385,000 compared to a benefit of $137,000 for the same period in 2002. This reflects the Company’s anticipated effective tax rate based on the overall pretax profitability as well as the application of benefits relating to net operating loss carry-forwards available for federal income tax purposes.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges.

Minority Share of Income/Loss of Consolidated Subsidiary.  Minority share of income of ValueClick Japan was $19,000 for the three-month period ended March 31, 2003 and minority share of loss of ValueClick Japan was $64,000 for the corresponding period in 2002. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations and equity financings. As of March 31, 2003, we had combined cash and cash equivalents and marketable securities balance of $224.1 million. Net cash provided by operating activities for the three-month period ended March 31, 2003 totaled $3.1 million.

The net cash provided by investing activities for the three-month period ended March 31, 2003 of $6.1 million was primarily the result of the sale of marketable debt securities of $8.7 million, offset by $1.6 million of computer equipment and intangible assets purchases and the purchases of investment grade corporate debt securities of $1.0 million.

Net cash used in financing activities for the three-month period ended March 31, 2003 of $9.7 million resulted primarily from the repurchase of $9.2 million in Value Click common stock and repayment of $700,000 on notes payable and capital lease obligations, offset by the proceeds received from the exercise of stock options of $181,000.

Stock Repurchase Program

In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The amount authorized under the Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital and the repurchased shares are in the process of being retired. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.  As of March 31, 2003, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 25.9 million shares of the Company’s common stock for approximately $70.0 million, $66.7 million of which was purchased pursuant to the Stock Repurchase Program.  As of March 31, 2003, up to an additional $8.3 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Commitments and Contingencies

As of March 31, 2003, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010, and a note payable to a bank, which requires monthly payments through 2003.

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

•                                          technological advances;

•                                          our competitors’ response to our products and services;

•                                          our pursuit of strategic transactions;

•                                          our relationships with customers; and

•                                          our level of common stock repurchases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•                                          Revenue Recognition Policy.

Our Media segment revenues are recognized in the period that the advertising impressions, click-throughs or actions occur or when lead-based information is delivered, provided that no significant obligations remain and collection of the resulting receivable is probable.

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

•                                          Investments. We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

•                                          Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 121, which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142). SFAS No. 142 changed the methodology for assessing goodwill impairments. Although the application of this standard did not change our evaluation of our other identifiable intangible assets, the initial application of this statement resulted in an impairment of goodwill of $7.6 million to write down goodwill related to the Bach Systems and ValueClick Japan acquisitions. The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of change in accounting principle during the first quarter of 2002. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values. Additionally, under the new standard, goodwill is no longer amortized but is to be tested at the reporting unit within the related business segment annually and whenever events or circumstances occur indicating that goodwill might be impaired.

•                                          Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS No. 143”)” which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We adopted SFAS No. 143 effective January 1, 2003 and the adoption of this new standard did not have a significant impact on our results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”)”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. Management does not believe that the provisions of SFAS No. 146 will have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The adoption of SFAS No. 148 did not impact our financial position or results of operations.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation that were effective on December 31, 2002. The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a significant impact on its consolidated financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on the consolidated financial statements.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three-month periods ended March 31, 2003 and 2002.

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

Marketable securities as of March 31, 2003 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. As of March 31, 2003, our investment in marketable securities had a weighted-average time to maturity of approximately 223 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of March 31, 2003, unrealized losses in our investments in marketable securities aggregated $214,000.

During the three-month period ended March 31, 2003, our investments in marketable securities yielded an effective interest rate of 2.12%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $2.0 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Japan and ValueClick Europe, which denominate their transactions in Japanese Yen and primarily in U.K. pounds, respectively. The effect of foreign exchange rate fluctuations for the three-month period ended March 31, 2003 was not material.   If there were an adverse change of 10% in overall foreign currency exchange rates, the result would be a reduction of revenue of approximately $500,000 a quarter.  Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations.  We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2003, we had $23.6 million in cash and cash equivalents denominated in foreign currencies.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

RISK FACTORS

You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about our industry and us. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT’S TIME AND ATTENTION COULD BE DIVERTED.

As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving Internet advertising market. Our business, results of operations and financial condition will be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand our sales and marketing, customer support and research and development organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We will likely need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work force. Our failure to manage our growth effectively could increase our expenses and divert management’s time and attention.

WE HAVE AN ACCUMULATED DEFICIT AND COULD CONTINUE TO EXPERIENCE LOSSES.

At March 31, 2003 we had an accumulated deficit of approximately $73.0 million. Though we achieved operational profitability for two consecutive quarters, events could arise that prevent achieving net income in future periods.

Because we have a relatively limited operating history, it may be difficult to evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage companies in the rapidly-changing Internet market. These risks include our ability to:

•                                          maintain and increase our inventory of advertising space on Web sites and with email list owners and newsletter publishers;

•                                          maintain and increase the number of advertisers that use our products and services;

•                                          continue to expand the number of products and services we offer and the capacity of our systems;

•                                          adapt to changes in Web advertisers’ promotional needs and policies, and the technologies used to generate Web advertisements; and

•                                          respond to challenges presented by the large number of competitors in the industry.

If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 48.0% of our revenue for the three–month period ended March 31, 2003 by delivering advertisements that generate click-throughs and other actions to our advertisers’ Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent banner advertisements from appearing on their screens; advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Traditionally, substantially all of our revenue have been derived from our Media segment. Although we intend to grow our Technology segment, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. For the three–month period ended March 31, 2003, our Media segment accounted for 48.0% of our revenue. In addition, most of our Media products and services are based on a cost-per-click, or CPC, cost-per-action, or CPA, or cost-per-lead, or CPL, pricing model. These business models differ from the cost-per-thousand impressions, or CPM, pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users’ activities after they have reached advertisers’ Web sites. We will not be able to assure you that our strategy will succeed.

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

Our success depends in part on our ability to effectively manage our existing advertising space. The Web sites that list their unsold advertising space with us are not bound by long-term contracts that ensure them a consistent supply of advertising space, which we refer to as inventory. In addition, Web sites can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue. We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers’ changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web sites that offer attractive demographics, innovative and quality content and growing Web user traffic. Our ability to attract new Web sites to our network and to retain Web sites currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web sites continues to increase. We will not be able to assure you that the size of our inventory will increase or even remain constant in the future.

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

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE ADVERTISEMENTS AND TO PREVENT FRAUD ON OUR NETWORK IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Web sites typically place small files of information, commonly known as cookies, on an Internet user’s hard drive, generally without the user’s knowledge or consent. Cookie information is passed to the Web site through an Internet user’s browser software. We currently use cookies to track an Internet user’s movement through the advertiser’s Web site and to monitor and prevent potentially fraudulent activity on our network. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time-consuming, could require us to change our business practices and could divert management’s attention.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory.

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

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions, such as CPC, CPL or CPA. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We also compete in the performance-based marketing segment with CPL and CPA performance-based companies such as DirectLeads and CommissionJunction. We also compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. Large Web sites with brand recognition, such as Yahoo and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantage compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenue. In addition, as we expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, result of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue could decline.

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

OUR LONG-TERM SUCCESS MAY BE MATERIALLY ADVERSELY AFFECTED IF THE MARKET FOR E-COMMERCE DOES NOT GROW OR GROWS SLOWER THAN EXPECTED.

Because many of our customers’ advertisements encourage online purchasing, our long-term success may depend in part on the growth and market acceptance of e-commerce. The growth and acceptance of e-commerce has developed more slowly than expected and our business will be adversely affected if the market for e-commerce does not grow or grows slower than now expected. A number of factors outside of our control could hinder the future growth of e-commerce, including the following:

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

Our future success is substantially dependent on the continued service of our key senior management. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our management team, or of any other key employees, could divert management’s time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

DELAWARE LAW AND OUR STOCKHOLDER RIGHTS PLAN CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD DETER TAKEOVER ATTEMPTS THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

Provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company without the board of director’s consent for at least three years from the date they first hold 15% or more of the voting stock. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems will be vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. We lease server space in Los Angeles and Sunnyvale, California; Louisville, Kentucky; Pittsburgh, Pennsylvania and Tokyo, Japan. Therefore, any of the above factors affecting the Los Angeles, Sunnyvale, Louisville, Pittsburgh or Tokyo areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our backup system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS THAT COULD REDUCE OUR REVENUE.

Our future success depends in part on the efficient performance of our software and technology, as well as the efficient performance of the systems of third parties. As the numbers of Web pages and Internet users increase, our services and infrastructure may not be able to grow to meet the demand. A sudden and unexpected increase in the volume of advertising delivered through our servers or in click rates could strain the capacity of the software or hardware that we have deployed. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views delivered and the level of user responses received, which would harm our revenue. To the extent that we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition could be harmed substantially. We also depend on the Internet service providers, or ISPs, that provide consumers with access to the Web sites on which our customers’ advertisements appear. Internet users have occasionally experienced difficulties connecting to the Web due to failures of their ISPs’ systems. Any disruption in Internet access provided by ISPs or failures by ISPs to handle the higher volumes of traffic expected in the future could materially and adversely affect our revenue.

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

•                                          fluctuations in click, lead and action rates;

•                                          fluctuations in the amount of available advertising space, or views, on our networks;

•                                          the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•                                          fluctuations in sales of different types of advertising, for example, the amount of advertising sold at higher rates rather than lower rates;

•                                          seasonal patterns in Internet advertisers’ spending;

•                                          changes in our pricing policies, the pricing policies of our competitors or the pricing policies for advertising on the Internet generally;

•                                          timing differences at the end of each quarter between our payments to Web publishers for a advertising space and our collection of advertising revenue for that space; and

•                                          costs related to acquisitions of technology or businesses.

Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter current or prospective advertisers’ spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations and financial condition.

WE MAY BE UNABLE TO REDUCE SPENDING IF OUR REVENUE IS LOWER THAN EXPECTED BECAUSE OUR SHORT-TERM EXPENSES ARE FIXED AND FUTURE REVENUE AND OPERATING RESULTS ARE DIFFICULT TO FORECAST.

Our current and future expense estimates are based, in large part, on our estimates of future revenue and on our investment plans. In particular, we plan to maintain or increase our operating expenses in order to expand our sales and marketing operations; enhance our technology and software solutions; acquire additional advertising inventory; enhance our advertising management platform; and continue our international expansion. Most of our expenses are fixed in the short term. We may be unable to reduce spending if our revenue is lower than expected. Any significant shortfall in revenue in relation to our expectations could materially and adversely affect our cash flows.

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUE AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

We initiated operations, through joint ventures and wholly-owned subsidiaries or divisions, in Japan in 1998, in the United Kingdom in 1999, and France and Germany in 2000. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign exchange risks.

Our international expansion will subject us to additional foreign currency exchange risks and will require management’s attention and resources. We expect to pursue expansion through a number of international alliances and to rely extensively on these business partners initially to conduct operations, establish local networks, register Web sites as affiliates and coordinate sales and marketing efforts. Our success in these markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to the relationships. We cannot assure you that we will be successful in our efforts overseas. International operations are subject to other inherent risks, including:

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

WE MAY BE LIABLE FOR CONTENT DISPLAYED ON OUR NETWORKS OF PUBLISHERS WHICH COULD INCREASE OUR EXPENSES.

We may be liable to third parties for content in the advertising we deliver if the artwork, text or other content involved violates copyright, trademark, or other intellectual property rights of third parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, could result in costly litigation and could divert management’s attention.

REVENUE GENERATED BY OUR TECHNOLOGY PRODUCTS AND SERVICES DEPEND UPON A FEW KEY CLIENTS, AND IF WE LOSE A MAJOR CLIENT FOR THESE PRODUCTS OR SERVICES, OUR REVENUE MAY BE SIGNIFICANTLY REDUCED.

For the three–month period ended March 31, 2003, revenue from our technology products and services accounted for 54.5% of our revenue. With our recent acquisition of companies offering complimentary technology products and services, including our May 2002 acquisition of Be Free, Inc., and our October 2001 acquisition of Mediaplex, Inc., we expect that our Technology segment may account for a greater percentage of our revenue in the future. Revenue generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be materially adversely impacted by the loss of any of these clients. For the three–month period ended March 31, 2003, one individual company accounted for 16.1% of our overall revenue and 22.4% of revenue generated by our technology products and services.  No other customer accounted for more than 10.0% of our total revenue in the first quarter of 2003. We expect that this and other entities may continue to account for a significant percentage of our revenue generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or may significantly reduce their purchases or we may not be able to successfully attract additional advertisers, all of which would have a material adverse impact on our results of operations.  If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

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

IF OUR TECHNOLOGIES SUFFER FROM DESIGN DEFECTS, WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO ADDRESS RESULTING PRODUCT LIABILITY CLAIMS.

Our business will be harmed if our technologies suffer from design or performance defects and, as a result, we could become subject to significant product liability claims. Technology as complex as our technology may contain design and/or performance defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our clients currently do not contain provisions to completely limit our exposure to liabilities resulting from product liability claims. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future. A product liability claim brought against us, which is not adequately covered by our insurance, could materially harm our business.

TECHNOLOGY SALES AND IMPLEMENTATION CYCLES ARE LENGTHY, WHICH COULD DIVERT OUR FINANCIAL AND OTHER RESOURCES, AND ARE SUBJECT TO DELAYS, WHICH COULD RESULT IN DELAYED REVENUE.

If the sales and implementation cycle of our technology products and services are delayed, our revenue will likewise be delayed. Our sales and implementation cycles are lengthy, causing us to recognize revenue long after our initial contact with a client. During our sales effort, we spend significant time educating prospective clients on the use and benefit of our message management services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months for our larger clients. The sales cycle for our message management services and media management applications is likely to be longer than the sales cycle for competitors because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients’ budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our media management applications and the complexity of clients’ advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of a client agreement.

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

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated investments in research and development. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers’ changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our system does not support some types of advertising formats, such as certain video and audio formats, and many of the Web sites in our network have not implemented systems to allow rich media advertisements. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose customers or advertising inventory. We purchase most of the software used in our business from third parties. We intend to continue to acquire technology necessary for us to conduct our business from third parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers or advertising inventory.

CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights and taxation. Other laws and regulations may be adopted, and may address issues such as user privacy, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium.

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

WE COULD BE HELD LIABLE FOR OUR OR OUR CLIENTS’ FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS GOVERNING CONSUMER PRIVACY.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. Any failure by us to comply with applicable foreign, federal and state laws and regulatory requirements of regulatory authorities may result in, among other things, indemnification liability to our clients and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet service providers. The European Union’s directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technology in a manner that is not in compliance with these laws or their own stated privacy standards.

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY.

Our common stock has been publicly traded only since March 30, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

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

(b)                                 Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 28, 2003 and our Quarterly Reports on Form 10-Q filed with the SEC on November 14, 2002, August 14, 2002 and May 13, 2002 under the heading “Legal Proceedings” for a discussion of litigation involving us relating to (i) the Mediaplex and Be Free Class Action Litigation, and (ii) the Lorenc v. Be Free litigation.

Mediaplex and Be Free Class Action Litigation

Mediaplex, Inc., ValueClick’s wholly-owned subsidiary acquired on October 19, 2001, is involved in three putative class action lawsuits. In July and August 2001, these class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz v. Mediaplex, Inc. et al., Atlas v. Mediaplex, Inc. et al., and Mashayekh v. Mediaplex, Inc. et al. In addition to Mediaplex and each of its underwriters for its November 1999 initial public offering, Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are former officers and directors of Mediaplex, are named as individual defendants. We are defending and indemnifying these individual defendants as part of our obligation under our indemnification agreements. The cases are pending before the United States District Court for the Southern District of New York.

Be Free, Inc., ValueClick’s wholly-owned subsidiary acquired on May 23, 2002, is involved in a putative class action litigation. This class action lawsuit, entitled Saul Kassin v. Be Free et al., was filed on November 30, 2001 with the United States District Court for the Southern District of New York on behalf of all persons who acquired Be Free securities between November 3, 1999 and December 6, 2000. This lawsuit names as defendants Be Free, its underwriters for its November 3, 1999 initial public offering and its March 28, 2000 public offering, and Gordon B. Hoffstein, Samuel Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph, all of whom were either officers and/or directors of Be Free during the class period. Samuel Gerace, Jr. is a member of our board of directors. Mr. Gerace is also the Chief Technology Officer of Be Free. We are defending and indemnifying the individual defendants in this lawsuit as part of our obligation under our indemnification agreements.

These complaints allege that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a prospectus that contained “materially false and misleading information and failed to disclose material information.” They allege that the prospectuses were false and misleading because they failed to disclose the underwriter defendants’ purported agreement with investors to provide them with unspecified amounts of Mediaplex and Be Free shares in their respective initial public offerings in exchange for undisclosed commissions; and the purported agreements between the underwriter defendants and certain of their customers whereby the underwriter defendants would allocate shares in Mediaplex’s and Be Free’s public offerings to those customers in exchange for the customers’ agreement to purchase Mediaplex and Be Free shares in the after-market at pre-determined prices.

ValueClick believes that the plaintiffs’ allegations are without merit and intends to vigorously defend its subsidiaries. ValueClick has not recorded an accrual related to damages, if any, resulting from these cases, as an unfavorable outcome is, in management’s opinion, not probable and an amount of loss, if any, is not estimable.

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract stemming form Mr. Lorenc’s former compliant with Be Free. Defendants brought a motion for summary judgment as to all of plaintiff’s claims. In February of 2003, the Court granted the Company’s motion for summary judgment with respect to plaintiff’s claim for violation by the Company of the American with Disabilities Act and remanded the remaining seven (non-federal) claims to be heard in the Massachusetts state court.  ValueClick believes that the plaintiff’s allegations are without merit and intends to vigorously defend itself.

ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management’s opinion, not probable and an amount of loss, if any, is not estimable.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit Number	Exhibit Description

99.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2003

99.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2003

(b)                                 Reports on Form 8-K filed during the quarter ended March 31, 2003:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ SAMUEL J. PAISLEY
Samuel J. Paisley Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 14, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ JAMES R. ZARLEY
James R. Zarley
Chief Executive Officer

i

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ SAMUEL J. PAISLEY
Samuel J. Paisley Chief Financial Officer

ii

VALUECLICK, INC.

Index to Exhibits

Exhibit Number	Exhibit Description

99.1*	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2003

99.2*	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2003

iii