Form 10-Q
period 2003-06-30
VALUECLICK INC/CA
filed 2003-08-14
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2003 was 74,191,467.

VALUECLICK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,503	$27,066
Marketable securities	192,169	205,912
Accounts receivable, net	14,680	13,739
Income taxes receivable	453	578
Deferred tax assets	1,272	1,252
Prepaid expenses and other current assets	1,574	1,513
Total current assets	240,651	250,060
Property and equipment, net	9,365	9,237
Intangible assets, net	7,591	2,819
Other assets	1,542	1,734
TOTAL ASSETS	$259,149	$263,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,932	$13,654
Income taxes payable	508	218
Deferred revenue	957	739
Notes payable and capital lease obligation, current portion	882	1,220
Total current liabilities	16,279	15,831
Notes payable and capital lease obligation, less current portion	958	945
Other non-current liabilities	4,495	3,681
Minority interest in consolidated subsidiary	11,470	11,412
STOCKHOLDERS’ EQUITY:
Common stock (issued and outstanding 74,157,238 and 76,265,402 shares at June 30, 2003 and December 31, 2002, respectively)	74	76
Additional paid-in capital	300,962	309,578
Deferred stock compensation	(279)	(473)
Accumulated deficit	(71,736)	(74,206)
Accumulated other comprehensive loss	(3,074)	(2,994)
Total stockholders’ equity	225,947	231,981
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,149	$263,850

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three-month Period Ended June 30,
	2003	2002
	(Unaudited)

Revenue	$20,086	$14,107
Cost of revenue	6,947	4,961
Gross profit	13,139	9,146
Operating expenses:
Sales and marketing (excludes stock-based compensation of $31 and $140 for 2003 and 2002, respectively)	4,931	3,690
General and administrative (excludes stock-based compensation of $50 and $228 for 2003 and 2002, respectively)	4,634	4,417
Product development (excludes stock-based compensation of $16 and $76 for 2003 and 2002, respectively)	2,497	2,521
Stock-based compensation	97	444
Amortization of intangible assets	342	49
Restructuring charge	—	2,320
Total operating expenses	12,501	13,441
Income (loss) from operations	638	(4,295)
Interest income, net	934	1,501
Gain on sale of marketable securities	—	134
Foreign currency transaction loss	—	(17)
Income (loss) before taxes and minority interests	1,572	(2,677)
Provision for income taxes	233	118
Income (loss) before minority interest	1,339	(2,795)
Minority share of income of consolidated subsidiary	(55)	(44)
Net income (loss)	$1,284	$(2,839)

Basic net income (loss) per share	$0.02	$(0.04)

Weighted-average shares used in computing basic net income (loss) per share	73,881	69,740

Diluted net income (loss) per share	$0.02	$(0.04)

Weighted-average shares used in computing diluted net income (loss) per share	77,226	69,740

Net income (loss)	$1,284	$(2,839)
Other comprehensive income:
Foreign currency translation adjustment	68	2,404
Unrealized gain on marketable securities, net of tax	389	115
Comprehensive income (loss)	$1,741	$(320)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Six-month Period Ended June 30,
	2003	2002
	(Unaudited)

Revenue	$39,549	$26,463
Cost of revenue	13,448	9,532
Gross profit	26,101	16,931
Operating expenses:
Sales and marketing (excludes stock-based compensation of $61 and $314 for 2003 and 2002, respectively)	9,909	7,561
General and administrative (excludes stock-based compensation of $100 and $511 for 2003 and 2002, respectively)	9,086	8,459
Product development (excludes stock-based compensation of $33 and $169 for 2003 and 2002, respectively)	5,069	4,433
Stock-based compensation	194	994
Amortization of intangible assets	654	94
Restructuring charge	—	2,320
Merger-related costs	—	17
Total operating expenses	24,912	23,878
Income (loss) from operations	1,189	(6,947)
Interest income, net	1,973	2,778
Gain on sale of marketable securities	—	134
Foreign currency transaction gain	—	42
Income (loss) before taxes, minority interests and cumulative effect of a change in accounting principle	3,162	(3,993)
Provision for (benefit from) income taxes	618	(19)
Income (loss) before minority interest and cumulative effect of a change in accounting principle	2,544	(3,974)
Minority share of (income) loss of consolidated subsidiary	(74)	20
Income (loss) before cumulative effect of a change in accounting principle	2,470	(3,954)
Cumulative effect of a change in accounting principle	—	(7,649)
Net income (loss)	$2,470	$(11,603)

Basic net income (loss) per share before cumulative effect of a change in accounting principle	$0.03	$(0.06)
Per share effect of accounting change	—	(0.13)
Basic net income (loss) per share	$0.03	$(0.19)

Weighted-average shares used in computing basic net income (loss) per share	73,727	60,828

Diluted net income (loss) per share before cumulative effect of a change in accounting principle	$0.03	$(0.06)
Per share effect of accounting change	—	(0.13)
Diluted net income (loss) per share	$0.03	$(0.19)

Weighted-average shares used in computing diluted net income (loss) per share	76,520	60,828

Net income (loss)	$2,470	$(11,603)
Other comprehensive income (expense):
Foreign currency translation adjustment	(298)	2,227
Unrealized gain (loss) on marketable securities, net of tax	218	(322)
Comprehensive income (loss)	$2,390	$(9,698)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six-month Period Ended June 30,
	2003	2002
	(Unaudited )
Cash flows from operating activities:
Net income (loss)	$2,470	$(11,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,493	2,152
Cumulative effect of change in accounting principle	—	7,649
Non-cash restructuring charge	—	2,320
Provision for bad debts	599	723
Stock-based compensation	194	994
Minority share of income (loss) of consolidated subsidiary	74	(20)
Provision for deferred income taxes	27	46
Gain on the issuance of subsidiary stock	—	10
Changes in operating assets and liabilities, net of effects of acquisitions	(281)	(2,193)
Net cash provided by operating activities	6,576	78
Cash flows from investing activities:
Purchase of marketable securities	(2,028)	(2,666)
Proceeds from the sale of marketable securities	15,536	16,041
Purchases of property and equipment	(1,543)	(392)
Purchases of intangible assets	(811)	(13)
Net cash used in purchased business combinations	(4,613)	(212)
Net cash provided by investing activities	6,541	12,758
Cash flows from financing activities:
Purchase of treasury stock	(9,161)	(14,331)
Proceeds from the exercises of common stock options	543	2,092
Repayments of notes payable and capital leases, net	(764)	(569)
Net cash used in financing activities	(9,382)	(12,808)
Effect of currency translations	(298)	2,226
Net increase in cash and cash equivalents	3,437	2,254

Cash and cash equivalents, beginning of period	27,066	26,891
Cash and cash equivalents, end of period	$30,503	$29,145
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for purchase business combination	$—	$127,297
Issuance of common stock for earnout provision of purchase business combination	$—	$633

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

The ValueClick Media segment also operates a pay-per-click search engine product through its wholly-owned subsidiary Search123.com Inc. (“Search123”), acquired in May 2003.   Through the pay-per-click search engine product, online advertisers bid for priority placement on search result pages. The product leverages the most common online activity, searching, to create a direct marketing vehicle.  Search123’s search service is comprised of advertiser’s listings, which are screened for relevance and accessed by consumers and businesses through Search123’s affiliates, a network of Web properties that have integrated Search123’s search service into their sites or that direct user traffic to Search123’s own site. The search listings are ranked by the advertisers’ bid; the higher the bid, the higher the ranking. Advertisers pay Search123 the bid price for clicks on the advertisers’ search listing.

VALUECLICK TECHNOLOGY—The ValueClick Technology segment operates through its wholly-owned subsidiaries Be Free, Inc. (“Be Free”), Mediaplex, Inc. (“Mediaplex”) and AdWare Systems, Inc. (“AdWare”).

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

2.                                      CHANGE IN ACCOUNTING PRINCIPLE AND NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets”. SFAS No. 142 changed the methodology for assessing goodwill impairments. In accordance with the transitional guidance of SFAS No. 142, the Company completed its impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”, which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective January 1, 2003 and the adoption of this new standard did not have a significant impact on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. Management does not believe that the provisions of SFAS No. 146 will have a significant impact on the Company’s financial position or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of EITF Issue No. 00-21 on the consolidated financial statements, however, management does not believe the impact will be material.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an amendment of FAS 123”. SFAS No.148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” clarifying accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30,

2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. At June 30, 2003, the Company was not engaged in hedging activities nor did it hold any derivative instruments subject to SFAS No. 149 or SFAS No. 133, as amended.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

3.                                      RECENT BUSINESS COMBINATIONS

On May 30, 2003, the Company completed the acquisition of Search123.com Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company was merged with and into Search123, with Search123 surviving as a wholly-owned subsidiary of ValueClick.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Search123’s operations are included in the Company’s consolidated financial statements from the date of acquisition. The aggregate consideration, constituting the purchase price of approximately $4.9 million, includes a cash payment of $3.2 million, the assumption of a net working capital deficit of $1.5 million and transaction costs of approximately $200,000, which include legal fees, accounting fees, and fees for other related professional services. Identifiable intangible assets and goodwill of approximately $5.4 million has been recorded related to this acquisition.

On May 23, 2002, the Company completed its acquisition of Be Free, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company was merged with and into Be Free, and Be Free survived as a wholly-owned subsidiary of the Company. Be Free is a provider of performance-based marketing technology and services.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Be Free’s operations are included in the Company’s consolidated financial statements from the date of acquisition. The aggregate consideration, constituting the purchase price of approximately $129.3 million, includes the issuance of 43,361,717 shares of common stock valued at approximately $122.3 million (based on the average common stock price for the public announcement date and the day before, the day of and after that date), the assumption of options and warrants to purchase an aggregate of 4,164,918 shares of common stock valued at $5.0 million using the Black-Scholes option pricing model and transaction costs of approximately $2.0 million, which include legal fees, accounting fees, and fees for other related professional services. The fair value of the tangible assets acquired aggregated $134.8 million at the acquisition date.

The historical operating results of Search123 and Be Free prior to the acquisition dates have not been included in the Company’s historical condensed consolidated operating results. Pro forma data (unaudited, in thousands) for the three and six-month periods ended June 30, 2003 and 2002 as if the acquisitions had been effective as of January 1, 2002 is as follows:

	Three-month Period Ended June 30, 2003	Six-month Period Ended June 30, 2003

Revenue	$20,869	$41,486
Net income before cumulative effect of accounting principle	$1,253	$2,287
Net income	$1,253	$2,287
Basic and diluted net income per share before cumulative effect of change in accounting principle	$0.02	$0.03
Basic and diluted net income per share	$0.02	$0.03

	Three-month Period Ended June 30, 2002	Six-month Period Ended June 30, 2002

Revenue	$17,702	$36,078
Net loss before cumulative effect of accounting principle	$(3,469)	$(5,327)
Net loss	$(3,469)	$(12,976)
Basic and diluted net loss per share before cumulative effect of accounting principle	$(0.04)	$(0.06)
Basic and diluted net loss per share	$(0.04)	$(0.14)

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

	Three-month Period Ended June 30,
	2003	2002
	(In thousands)

Net income (loss) allocable to common stockholders, as reported	$1,284	$(2,839)
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	58	266
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(348)	(289)

Pro forma net income (loss) allocable to common stockholders	$994	$(2,862)

Net income (loss) per share:
Basic—as reported	$0.02	$(0.04)
Diluted—as reported	$0.02	$(0.04)
Basic—pro forma	$0.01	$(0.04)
Diluted—pro forma	$0.01	$(0.04)

	Six-month Period Ended June 30,
	2003	2002
	(In thousands)

Net income (loss) allocable to common stockholders, as reported	$2,470	$(11,603)
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	116	596
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(782)	(638)

Pro forma net income (loss) allocable to common stockholders	$1,804	$(11,645)

Net income (loss) per share:
Basic—as reported	$0.03	$(0.19)
Diluted—as reported	$0.03	$(0.19)
Basic—pro forma	$0.02	$(0.19)
Diluted—pro forma	$0.02	$(0.15)

5.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of  $1,325,000 and $1,892,000 at June 30, 2003 and December 31, 2002, respectively.

6.                                      PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Computer equipment	$19,068	$17,282
Furniture and equipment	3,325	2,770
Vehicles	41	41
Leasehold improvements	519	445
	22,953	20,538
Less: accumulated depreciation	(13,588)	(11,301)
	$9,365	$9,237

7.                                      MARKETABLE SECURITIES

Marketable securities as of June 30, 2003 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive loss balance.

Marketable securities at June 30, 2003 have an aggregate cost of $191.9 million and estimated fair value of $192.2 million. Marketable securities at December 31, 2002 had an aggregate cost and estimated fair value of $205.9 million.

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

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. The case is now pending before the state court in Massachusetts. ValueClick believes that the plaintiffs’ allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management’s opinion, not probable and an amount of loss, if any, is not estimable.

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

9.                                      STOCK REPURCHASE PROGRAM

In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The amount authorized under the Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital and the repurchased shares are in the process of being retired. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.  As of June 30, 2003, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.3 million shares of the Company’s common stock for approximately $71.4 million, $68 million of which was purchased pursuant to the Stock Repurchase Program.  As of June 30, 2003, up to an additional $7.0 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

10.                               SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology. Media segment revenue includes sales of certain technology products made by Media operations outside the United States, amounting to $573,000 and $178,000 for the three months periods ended June 30, 2003 and 2002, respectively.

Revenue and gross profit by segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Periods Ended June 30,
	2003	2002	2003	2002

Media	$9,374	$7,404	$4,724	$4,109
Technology	10,944	6,821	8,415	5,155
Intercompany eliminations	(232)	(118)	—	(118)
Total	$20,086	$14,107	$13,139	$9,146

	Revenue		Gross Profit
	Six-month Periods Ended June 30,
	2003	2002	2003	2002

Media	$18,712	$14,577	$9,874	$7,918
Technology	21,309	12,200	16,227	9,245
Intercompany eliminations	(472)	(314)	—	(232)
Total	$39,549	$26,463	$26,101	$16,931

The Company’s operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan, and with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended June 30, 2003
	Revenue	Income (loss) from Operations	Long-lived Assets at June 30, 2003

United States	$15,540	$811	$15,630
Japan	2,025	125	1,141
Europe	2,753	(298)	185
Intercompany eliminations	(232)	—	—
Total	$20,086	$638	$16,956

	Three-month Period Ended June 30, 2002
	Revenue	Income (loss) from Operations	Long-lived Assets at June 30, 2002

United States	$10,724	$(4,140)	$10,260
Japan	1,942	25	1,022
Europe	1,559	(180)	151
Intercompany eliminations	(118)	—	—
Total	$14,107	$(4,295)	$11,433

	Six-month Period Ended June 30, 2003
	Revenue	Income (loss) from Operations

United States	$30,429	$1,362
Japan	3,901	219
Europe	5,691	(392)
Intercompany eliminations	(472)	—
Total	$39,549	$1,189

	Six-month Period Ended June 30, 2002
	Revenue	Loss from Operations

United States	$20,475	$(6,122)
Japan	3,585	(298)
Europe	2,717	(527)
Intercompany eliminations	(314)	—
Total	$26,463	$(6,947)

For the three-month period ended June 30, 2003, one customer comprised 11.6% of total revenue.  For the three-month period ended June 30, 2002, one customer comprised 16.1% of total revenue. At June 30, 2003 and December 31, 2002 no customer comprised more than 10% of accounts receivable.

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

The ValueClick Media segment also operates a pay-per-click search engine product through its wholly-owned subsidiary Search123.com Inc. (“Search123”), acquired in May 2003.   Through the pay-per-click search engine product, online advertisers bid for priority placement on search result pages. The product leverages the most common online activity, searching, to create a direct marketing vehicle.  Search123’s search service is comprised of advertiser’s listings, which are screened for relevance and accessed by consumers and businesses through Search123’s affiliates, a network of Web properties that have integrated Search123’s search service into their sites or that direct user traffic to Search123’s own site. The search listings are ranked by the advertisers’ bid; the higher the bid, the higher the ranking. Advertisers pay Search123 the bid price for clicks on the advertisers’ search listing.

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

The Company derives its revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology. Media segment revenue includes sales of certain technology products made by Media operations outside the United States, amounting to $573,000 and $178,000 for the three months periods ended June 30, 2003 and 2002, respectively.

Revenue and gross profit by segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Periods Ended June 30,
	2003	2002	2003	2002

Media	$9,374	$7,404	$4,724	$4,109
Technology	10,944	6,821	8,415	5,155
Intercompany eliminations	(232)	(118)	—	(118)
Total	$20,086	$14,107	$13,139	$9,146

	Revenue		Gross Profit
	Six-month Periods Ended June 30,
	2003	2002	2003	2002

Media	$18,712	$14,623	$9,874	$7,918
Technology	20,837	12,200	16,227	9,245
Intercompany eliminations	(472)	(314)	—	(232)
Total	$39,549	$26,463	$26,101	$16,931

The Company’s operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan, and with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended June 30, 2003
	Revenue	Income (loss) from Operations	Long-lived Assets at June 30, 2003

United States	$15,540	$811	$15,630
Japan	2,025	125	1,141
Europe	2,753	(298)	185
Intercompany eliminations	(232)	—	—
Total	$20,086	$638	$16,956

	Three-month Period Ended June 30, 2002
	Revenue	Income (loss) from Operations	Long-lived Assets at June 30, 2002

United States	$10,724	$(4,140)	$10,260
Japan	1,942	25	1,022
Europe	1,559	(180)	151
Intercompany eliminations	(118)	—	—
Total	$14,107	$(4,295)	$11,433

	Six-month Period Ended June 30, 2003
	Revenue	Income (loss) from Operations

United States	$30,429	$1,362
Japan	3,901	219
Europe	5,691	(392)
Intercompany eliminations	(472)
Total	$39,549	$1,189

	Six-month Period Ended June 30, 2002
	Revenue	Loss from Operations

United States	$20,475	$(6,122)
Japan	3,585	(298)
Europe	2,717	(527)
Intercompany eliminations	(314)	—
Total	$26,463	$(6,947)

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

The 2003 results include three full months of operations from our Technology segment, given that we acquired Be Free in late May of 2002.

Revenue.  Net revenue from our Media segment and our Technology segment were $9.4 million and $10.7 million, respectively, for the three-month period ended June 30, 2003, resulting in consolidated net revenue of $20.1 million compared to $14.1 million for the same period in 2002, an increase of $6.0 million, or 42.4%. The increase in net revenue was primarily a result of the inclusion of a full quarter of Affiliate Marketing revenue from the Be Free acquisition in the 2003 period, the addition of Search123 results for June 2003 and increased core revenue in both our Media and Technology segments.

Cost of Revenue.  Cost of revenue for the Media segment consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for both the Media and Technology segments also includes labor costs, depreciation on revenue generating assets and Internet access costs.  Cost of revenue was $6.9 million for the three-month period ended June 30, 2003 compared to $5.0 million for the same period in 2002, an increase of $1.9 million or 40.0%. Cost of revenue decreased as a percentage of revenue over the 2002 period. This decrease, as well as the corresponding increase in the gross profit margin to 65.4% for the three-month period ended June 30, 2003 from 64.8% for the same period in 2002, was primarily attributable to the addition of the higher margin technology business of Be Free for a full three months in the second quarter of 2003.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended June 30, 2003 were $4.9 million compared to $3.7 million for the same period in 2002, an increase of $1.2 million or 33.6%. The increase in sales and marketing expense was due primarily to the inclusion of three full months and one month of sales & marketing expense for Be Free and Search123, respectively, in the second quarter of 2003. Our sales and marketing costs as a percentage of revenue improved to 24.5% for the three-month period ended June 30, 2003 from 26.2% for the same period in 2002, due primarily to consolidation of our sales facilities.

General and Administrative.  General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation and professional service fees. General and administrative expenses increased to $4.6 million for the three-month period ended June 30, 2003 compared to $4.4 million for the same period in 2002, an increase of $0.2 million or 4.9%. General and administrative expense increased due to the additional three full months and one month of expense for Be Free and Search123, respectively, in the second quarter of 2003. Our general and administrative costs as a percentage of revenue improved to 23.1% for the three-month period ended June 30, 2003 from 31.3% for the same period in 2002 due to cost reduction and consolidation activities.

Product Development.  Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development expenses totaled $2.5 million for the three-month periods ended June 30, 2003 and 2002. The impact of three full months of expense for Be Free and one full month of expense for Search123 in the second quarter of 2003 was offset by continuing efforts to consolidate our technology teams. Our product development costs as a percentage of revenue improved to 12.4% for the three-month period ended June 30, 2003 from 17.9% for the same period in 2002.

Stock-Based Compensation.  Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation expense for the three-month period ended June 30, 2003 amounted to $97,000, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $444,000 for the three-month period ended June 30, 2002 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period.

Amortization of Intangible Assets.  Amortization of intangible assets for the three-month period ended June 30, 2003 was $342,000 compared to $49,000 in the second quarter of 2002. This represents principally the amortization of software acquired through business combinations and purchased intellectual property. The increase compared to the second quarter of 2002 is due to the amortization of technologies acquired in the Be Free and Search123 transactions and an intellectual property license acquired at the end of 2002.

Restructuring Expense.  We recorded a restructuring charge of $2.3 million in the three-month period ended June 30, 2002.

This restructuring charge is the result of certain redundancies occurring as a result of our acquisition of Be Free, and primarily represents a provision for consolidating certain leased facilities, which will be paid out through 2010.  As of June 30, 2003, $271,000 of the charges had been paid.

Interest Income, Net.  Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $0.9 million for the three-month period ended June 30, 2003 compared to $1.5 million for the same period in 2002. The decrease is attributable to a lower cash balance over the period primarily due to the purchase of ValueClick common stock under the stock repurchase program, and the effects of decreasing average investment yields, partially offset by income on the additional cash and marketable securities acquired in the Be Free merger. Interest income in future periods may continue to decrease as a result of declines in the market rates available for our investments.

Provision for Income Taxes.  For the three-month period ended June 30, 2003, we recorded a provision for income taxes of $233,000. This reflects the Company’s anticipated effective tax rate based on the overall pretax profitability as well as the application of benefits relating to net operating loss carry-forwards available for federal income tax purposes.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges.  The provision for income tax of $118,000 recorded in the second quarter of 2002 was primarily attributable to the operations of our Japan subsidiary.

Minority Share of Income/Loss of Consolidated Subsidiary.  Minority share of income of ValueClick Japan was $55,000 for the three-month period ended June 30, 2003 compared to $44,000 for the corresponding period in 2002. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

The 2003 results include six full months of operations from our Technology segment, given that we acquired Be Free in late May of 2002.

Revenue.  Net revenue from our Media segment and our Technology segment were $18.7 million and $20.8 million, respectively, for the six-month period ended June 30, 2003, resulting in consolidated net revenue of $39.5 million compared to $26.5 million for the same period in 2002, an increase of $13.0 million, or 49.5%. The increase in net revenue was a result of the inclusion of a full period of Affiliate Marketing revenue from the Be Free acquisition in the 2003 period, the addition of Search123 results for June 2003 and increased core revenues in both our Media and Technology segments.

Cost of Revenue.  Cost of revenue was $13.4 million for the six-month period ended June 30, 2003 compared to $9.5 million for the same period in 2002, an increase of $3.9 million or 41.1%. Cost of revenue decreased as a percentage of revenue over the 2002 period. This decrease, as well as the corresponding increase in the gross profit margin to 66.0% for the six-month period ended June 30, 2003 from 64.0% for the same period in 2002, was primarily attributable to the addition of the higher margin technology business of Be Free for a full six months.

Sales and Marketing.  Sales and marketing expenses for the six-month period ended June 30, 2003 were $9.9 million compared to $7.6 million for the same period in 2002, an increase of $2.3 million or 31.1%. This increase was due to the inclusion of six full months of sales & marketing expense for Be Free in 2003. Our sales and marketing costs as a percentage of revenue improved to 25.1% for the six-month period ended June 30, 2003 from 28.6% for the same period in 2002, due primarily to consolidation of our sales facilities.

General and Administrative.  General and administrative expenses increased to $9.1 million for the six-month period ended June 30, 2003 compared to $8.5 million for the same period in 2002, an increase of $0.6 million or 7.4%. This increase was due to the additional six full months of expense for Be Free in 2003, which was partially offset by cost reduction activities. Our general and administrative costs as a percentage of revenue decreased to 23.0% for the six-month period ended June 30, 2003 from 32.0% for the same period in 2002 due to cost reduction activities.

Product Development.  Product development expenses for the six-month period ended June 30, 2003 were $5.1 million compared to $4.4 million for the same period in 2002, an increase of $0.7 million or 14.3%. This increase was due primarily to the additional six full months of expense for Be Free in 2003, which was partially offset by cost reduction activities. Our product development costs as a percentage of revenue improved to 12.8% for the six-month period ended June 30, 2003 from 16.8% for the same period in 2002 due primarily to continuing efforts to reduce the number of our co-location facilities and consolidate our technology teams.

Stock-Based Compensation.  Stock-based compensation expense for the six-month period ended June 30, 2003 amounted to $0.2 million, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $1.0 million for the six-month period ended June 30, 2002 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period.

Amortization of Intangible Assets.  Amortization of intangible assets for the six-month period ended June 30, 2003 was $654,000 compared to $94,000 for the same period in 2002. This represents principally the amortization of software acquired through business combinations and purchased intellectual property. The increase compared to the same period in 2002 is due to the amortization of technologies acquired in the Be Free and Search123 transactions and an intellectual property license acquired at the end of 2002.

On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. In accordance with the transitional guidance of SFAS No. 142, we completed our impairment assessment in the first quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of change in accounting principle for the goodwill impairment.

Merger-Related Costs.  Merger-related costs for the six-month period ended June 30, 2002 was $17,000, which represented direct transaction costs incurred in connection with the mergers with ClickAgents and Z Media, accounted for as a pooling-of-interests.  We incurred no such costs in the first six months of 2003.

Restructuring Expense.  We recorded a restructuring charge of $2.3 million in the six-month period ended June 30, 2002.  This restructuring charge is the result of certain redundancies occurring as a result of our acquisition of Be Free, and primarily represents a provision for consolidating certain leased facilities, which will be paid out through 2010.  As of June 30, 2003, $271,000 of the charges had been paid.

Interest Income, Net.  Interest income was $2.0 million for the six-month period ended June 30, 2003 compared to $2.8 million for the same period in 2002. The decrease is attributable to a lower cash balance over the period primarily due to the purchase of ValueClick common stock under the stock repurchase program, and the effects of decreasing average investment yields, partially offset by income on the additional cash and marketable securities acquired in the Be Free merger.

Provision for Income Taxes.  For the six-month period ended June 30, 2003, we recorded a provision for income taxes of $618,000 compared to a benefit of $19,000 for the same period in 2002. This reflects the Company’s anticipated effective tax rate based on the overall pretax profitability as well as the application of benefits relating to net operating loss carry-forwards available for federal income tax purposes.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges.

Minority Share of Income/Loss of Consolidated Subsidiary.  Minority share of income of ValueClick Japan was $74,000 for the six-month period ended June 30, 2003 and minority share of loss of ValueClick Japan was $20,000 for the corresponding period in 2002. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations and equity financings. As of June 30, 2003, we had combined cash and cash equivalents and marketable securities balance of $222.7 million. Net cash provided by operating activities for the six-month period ended June 30, 2003 totaled $6.6 million compared to $78,000 for the same period in 2002. The increase in 2003 is primarily a result of increased net income from operations.

The net cash provided by investing activities for the six-month periods ended June 30, 2003 and 2002 resulted from the sale of marketable debt securities offset by the use of funds for purchases of equipment and intangible assets, the purchases of investment grade corporate debt securities, and, in 2003, the use of $4.6 million for the acquisition of Search123.  The decrease in cash provided by investing activities to $6.5 million from $12.8 million in 2002 resulted from increased purchases of computer equipment, a final payment for the purchase of a technology patent license acquired in 2002, and the use of funds for the acquisition of Search123.

Net cash used in financing activities for the six-month period ended June 30, 2003 was $9.4 million compared to $12.8 million for the same period in 2002.  Cash used in financing activities resulted primarily from the repurchase of $9.2 and $14.3 million of the company’s common stock in 2003 and 2002, respectively.

Stock Repurchase Program

In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The amount authorized under the Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital and the repurchased shares are in the process of being retired. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.  As of June 30, 2003, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.3 million shares of the Company’s common stock for approximately $71.4 million, $68 million of which was purchased pursuant to the Stock Repurchase Program.  As of June 30, 2003, up to an additional $7.0 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Commitments and Contingencies

As of June 30, 2003, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010, and two notes payable to banks, which require monthly payments through 2003.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on the consolidated financial statements, however, management does not believe the impact will be material.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” clarifying accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. At June 30, 2003, the Company was not engaged in hedging activities nor did it hold any derivative instruments subject to SFAS No. 149 or SFAS No. 133, as amended.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three-month periods ended June 30, 2003 and 2002.

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

Marketable securities as of June 30, 2003 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. As of June 30, 2003, our investment in marketable securities had a weighted-average time to maturity of approximately 312 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of June 30, 2003, unrealized gains in our investments in marketable securities aggregated $273,000.

During the three-month period ended June 30, 2003, our investments in marketable securities yielded an effective interest rate of 1.96%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $1.9 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Japan and ValueClick Europe, which denominate their transactions in Japanese Yen and primarily in U.K. pounds, respectively. The effect of foreign exchange rate fluctuations for the three-month period ended June 30, 2003 was not material.   If there were an adverse change of 10% in overall foreign currency exchange rates, the result would be a reduction of revenue of approximately $478,000 a quarter.  Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations.  We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2003, we had $24.4 million in cash and cash equivalents denominated in foreign currencies.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

RISK FACTORS

You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies.  Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers.  The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources.  The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business.  Moreover, we consummated the acquisition of Search123.com Inc. (“Search123”) on May 30, 2003.  Because of Search123’s low market share in the pay-per-click search sector, the differences in their customer base and the functionality of Search123’s and our products and other intellectual property challenges, the integration of Search123 may pose more difficult challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had previously acquired.

If we finance future acquisitions by using equity securities, this would dilute our existing stockholders.  Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions could have an adverse effect on the results of our operations.  In addition, we may pay more for an acquisition than the acquired products services, technology or business is ultimately worth.

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

WE HAVE AN ACCUMULATED DEFICIT AND COULD CONTINUE TO EXPERIENCE LOSSES.

At June 30, 2003 we had an accumulated deficit of approximately $71.7 million. Though we achieved operational profitability for three consecutive quarters, events could arise that prevent achieving net income in future periods.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 46.7% of our revenue for the three–month period ended June 30, 2003 by delivering advertisements that generate click-throughs and other actions to our advertisers’ Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent banner advertisements from appearing on their screens; advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Traditionally, substantially all of our revenue has been derived from our Media segment. Although we intend to grow our Technology segment, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. For the three–month period ended June 30, 2003, our Media segment accounted for 46.7% of our revenue. In addition, most of our Media products and services are based on a cost-per-click (“CPC”), cost-per-action (“CPA”) or cost-per-lead (“CPL”) pricing model. These business models differ from the cost-per-thousand impressions (“CPM”) pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. However, we have limited experience in implementing our strategy. To date, few advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users’ activities after they have reached advertisers’ Web sites. We will not be able to assure you that our strategy will succeed.

Intense competition among Web sites, pay-per-click search services and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click rates. Since we predominantly rely on a performance-based pricing model to generate revenue, any decline in click rates may make our pricing models less viable or less attractive solutions for Web publishers and advertisers.

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

Our pay-per-click search service is dependant upon a limited number of sources to direct Internet users to our search service.  Our sources for users conducting searches are members of our affiliate network, including portals, browsers, or other affiliates and our own website.  Revenues are generated when users conducting searches are directed to advertisers through a paid search link in our search results.  The more traffic our sources direct to our advertisers through our search technology, the more revenue we will generate.  Unfavorable changes in our relationship with these sources or loss of these relationships would adversely affect our revenue and results of operations.

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. One of the primary competitors of our Search123 subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.”  Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as FindWhat.com and Google.  FindWhat.com and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement.

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

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions, such as CPC, CPL or CPA, and companies that offer pay-per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as DirectLeads and CommissionJunction, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. We also compete with pay-per-click search companies such as Overture, Google, FindWhat and Ah-ha.  Large Web sites with brand recognition, such as Yahoo and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantage compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and/or reductions in advertising revenue. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, result of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue could decline.

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

REVENUE GENERATED BY OUR TECHNOLOGY PRODUCTS AND SERVICES DEPEND UPON A LIMITED NUMBER OF CLIENTS, AND IF WE LOSE A MAJOR CLIENT FOR THESE PRODUCTS OR SERVICES, OUR REVENUE MAY BE SIGNIFICANTLY REDUCED.

For the three–month period ended June 30, 2003, revenue from our technology products and services accounted for 53.3% of our revenue. With our recent acquisitions of companies offering complimentary technology products and services, including our May 2002 acquisition of Be Free, Inc., and our 2001 acquisition of Mediaplex, Inc. and Adware, we expect that our Technology segment may account for a greater percentage of our revenue in the future. Revenue generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be materially adversely impacted by the loss of any of these clients. For the three–month period ended June 30, 2003, one individual company accounted for 11.6% of our overall revenue and 21.2% of revenue generated by our technology products and services.  No other customer accounted for more than 10.0% of our total revenue in the second quarter of 2003. We expect that this and other entities may continue to account for a significant percentage of our revenue generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or may significantly reduce their purchases or we may not be able to successfully attract additional advertisers, all of which would have a material adverse impact on our results of operations.  If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

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

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, ADWARE, SEARCH123 AND BE FREE TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUE, OUR BUSINESS MAY FAIL.

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

We have a consent-based email delivery business that we believe is in compliance with all current applicable law. However, it is possible that legislation will be passed that requires us to change our current practices, or subject us to increased possibility of legal liability for our practices.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report on Form 10-Q.

(b)                                 Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003

(b)                                 Reports on Form 8-K

Current Report on Form 8-K was furnished by ValueClick to the Securities and Exchange Commission on April 24, 2003 to report under Item 9 (in lieu of Item 12) the issuance of a press release announcing the financial results for the quarter ended March 31, 2003.

Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on June 11, 2003 to report under Item 2 the consummation of the acquisition of Search123.com Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

Dated: August 14, 2003		/s/ SAMUEL J. PAISLEY
Samuel J. Paisley
	By:	Chief Financial Officer (Principal Financial and Accounting Officer)