Form 10-Q
period 2003-09-30
VALUECLICK INC/CA
filed 2003-11-14
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2003 was 74,819,139.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-month Periods Ended September 30, 2003 and 2002 (unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine-month Periods Ended September 30, 2003 and 2002 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2003 and 2002 (unaudited)
Notes to the Condensed Consolidated Financial Statements (unaudited)
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
Signature

Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,614	$27,066
Marketable securities	193,056	205,912
Accounts receivable, net	16,635	13,739
Income taxes receivable	454	578
Deferred tax assets	1,362	1,252
Prepaid expenses and other current assets	1,492	1,513
Total current assets	247,613	250,060
Property and equipment, net	8,640	9,237
Intangible assets, net	7,225	2,819
Other assets	1,573	1,734
TOTAL ASSETS	$265,051	$263,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,063	$13,654
Income taxes payable	611	218
Deferred revenue	973	739
Notes payable and capital lease obligations, current portion	657	1,220
Total current liabilities	17,304	15,831
Notes payable and capital lease obligations, less current portion	920	945
Other non-current liabilities	4,131	3,681
Minority interest in consolidated subsidiary	11,388	11,412
STOCKHOLDERS’ EQUITY:
Common stock (issued and outstanding 74,797,551 and 76,287,533 shares at September 30, 2003 and December 31, 2002, respectively)	75	76
Additional paid-in capital	302,282	309,578
Deferred stock compensation	(207)	(473)
Accumulated deficit	(69,729)	(74,206)
Accumulated other comprehensive loss	(1,113)	(2,994)
Total stockholders’ equity	231,308	231,981
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$265,051	$263,850

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three-month Period Ended September 30,
	2003	2002
	(Unaudited)

Revenue	$22,694	$17,302
Cost of revenue	8,532	5,951
Gross profit	14,162	11,351
Operating expenses:
Sales and marketing (excludes stock-based compensation of $23 and $130 for 2003 and 2002, respectively)	5,002	4,899
General and administrative (excludes stock-based compensation of $37 and $212 for 2003 and 2002, respectively)	4,772	4,839
Product development (excludes stock-based compensation of $12 and $70 for 2003 and 2002, respectively)	2,510	3,189
Stock-based compensation	72	412
Amortization of intangible assets	401	219
Total operating expenses	12,757	13,558
Income (loss) from operations	1,405	(2,207)
Interest income, net	716	1,641
Other	—	(10)
Income (loss) before income taxes and minority interests	2,121	(576)
Provision for income taxes	196	200
Income (loss) before minority interest	1,925	(776)
Minority share of (income) loss of consolidated subsidiary	82	(10)
Net income (loss)	$2,007	$(786)

Basic net income (loss) per share	$0.03	$(0.01)

Weighted-average shares used in computing basic net income (loss) per share	74,429	90,203

Diluted net income (loss) per share	$0.03	$(0.01)

Weighted-average shares used in computing diluted net income (loss) per share	78,991	90,203

See accompanying Notes to Condensed Consolidated Financial Statements

	Three-month Period Ended September 30,
	2003	2002
	(Unaudited)

Net income (loss)	$2,007	$(786)
Other comprehensive income (expense):
Foreign currency translation adjustment	2,021	(710)
Unrealized gain (loss) on marketable securities, net of tax	(60)	76
Comprehensive income (loss)	$3,968	$(1,420)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Nine-month Period Ended September 30,
	2003	2002
	(Unaudited)

Revenue	$62,243	$43,765
Cost of revenue	21,980	15,483
Gross profit	40,263	28,282
Operating expenses:
Sales and marketing (excludes stock-based compensation of $84 and $443 for 2003 and 2002, respectively)	14,911	12,460
General and administrative (excludes stock-based compensation of $137 and $724 for 2003 and 2002, respectively)	13,858	13,298
Product development (excludes stock-based compensation of $45 and $239 for 2003 and 2002, respectively)	7,579	7,622
Stock-based compensation	266	1,406
Amortization of intangible assets	1,055	313
Restructuring charge	—	2,320
Merger-related costs	—	17
Total operating expenses	37,669	37,436
Income (loss) from operations	2,594	(9,154)
Interest income, net	2,689	4,419
Gain on sale of marketable securities	—	134
Other	—	32
Income (loss) before income taxes, minority interests and cumulative effect of a change in accounting principle	5,283	(4,569)
Provision for income taxes	814	181
Income (loss) before minority interest and cumulative effect of a change in accounting principle	4,469	(4,750)
Minority share of loss of consolidated subsidiary	8	10
Income (loss) before cumulative effect of a change in accounting principle	4,477	(4,740)
Cumulative effect of a change in accounting principle	—	(7,649)
Net income (loss)	$4,477	$(12,389)

Basic net income (loss) per share before cumulative effect of a change in accounting principle	$0.06	$(0.07)
Per share effect of accounting change	—	(0.10)
Basic net income (loss) per share	$0.06	$(0.17)

Weighted-average shares used in computing basic net income (loss) per share	73,958	70,801

Diluted net income (loss) per share before cumulative effect of a change in accounting principle	$0.06	$(0.07)
Per share effect of accounting change	—	(0.10)
Diluted net income (loss) per share	$0.06	$(0.17)

Weighted-average shares used in computing diluted net income (loss) per share	77,686	70,801

See accompanying Notes to Condensed Consolidated Financial Statements

	Nine-month Period Ended September 30,
	2003	2002
	(Unaudited)

Net income (loss)	$4,477	$(12,389)
Other comprehensive income (expense):
Foreign currency translation adjustment	1,723	1,516
Unrealized gain (loss) on marketable securities, net of tax	158	(244)
Comprehensive income (loss)	$6,358	$(11,117)

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-month Period Ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,477	$(12,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,564	3,778
Cumulative effect of change in accounting principle	—	7,649
Non-cash restructuring charge	—	2,320
Provision for bad debts	696	1,083
Stock-based compensation	266	1,406
Minority share of loss of consolidated subsidiary	(8)	(10)
Provision for (benefit from) deferred income taxes	(47)	15
Changes in operating assets and liabilities, net of effects of acquisitions	(1,407)	(4,949)
Net cash provided by (used in) operating activities	9,541	(1,097)
Cash flows from investing activities:
Purchase of marketable securities	(2,989)	(4,301)
Proceeds from the sale of marketable securities	15,536	31,141
Purchases of property and equipment	(2,485)	(1,035)
Purchases of intangible assets	(811)	(13)
Net cash used in purchased business combinations	(4,821)	(212)
Net cash provided by investing activities	4,430	25,580
Cash flows from financing activities:
Purchase of treasury stock	(9,161)	(25,374)
Proceeds from the exercises of common stock options	1,864	2,500
Repayments of notes payable and capital leases, net	(849)	(840)
Net cash used in financing activities	(8,146)	(23,714)

Effect of currency translations	1,723	1,516
Net increase in cash and cash equivalents	7,548	2,285
Cash and cash equivalents, beginning of period	27,066	26,891
Cash and cash equivalents, end of period	$34,614	$29,176
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for purchase business combination	$—	$127,297
Issuance of common stock for earnout provision of purchase business combination	$—	$633

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. Adoption of this new standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company adopted the disclosure requirements of this interpretation that were effective on December 31, 2002. The recognition provisions of the interpretation adopted are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” clarifying accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30,

2003. The adoption of SFAS No. 149 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of SFAS No. 150 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

3.                                      RECENT BUSINESS COMBINATIONS

On May 30, 2003, the Company completed the acquisition of Search123.com Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company was merged with and into Search123, with Search123 surviving as a wholly-owned subsidiary of ValueClick.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Search123’s operations are included in the Company’s consolidated financial statements from the date of acquisition. The aggregate consideration, constituting the purchase price of approximately $4.9 million, includes a cash payment of $3.2 million, the assumption of a net working capital deficit of $1.5 million and transaction costs of approximately $200,000, which include legal fees, accounting fees, and fees for other related professional services.  Identifiable intangible assets and goodwill of approximately $5.4 million have been recorded related to this acquisition.

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

The historical operating results of Search123 and Be Free prior to the acquisition dates have not been included in the Company’s historical condensed consolidated operating results. Pro forma data (unaudited, in thousands) for the nine-month period ended September 30, 2003, and the three and nine-month periods ended September 30, 2002 as if the acquisitions had been effective as of January 1, 2002 is as follows:

Nine-month Period Ended September 30, 2003

Revenue	$64,158
Net income	$4,122
Basic and diluted net income per share	$0.06

	Three-month Period Ended September 30, 2002	Nine-month Period Ended September 30, 2002

Revenue	$18,258	$54,480
Net loss before cumulative effect of accounting principle	$(822)	$(6,415)
Net loss	$(822)	$(14,064)
Basic and diluted net loss per share before cumulative effect of accounting principle	$(0.01)	$(0.07)
Basic and diluted net loss per share	$(0.01)	$(0.15)

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

	Three-month Period Ended September 30,
	2003	2002
	(In thousands)

Net income (loss) allocable to common stockholders, as reported	$2,007	$(786)
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	72	412
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(261)	(787)

Pro forma net income (loss) allocable to common stockholders	$1,818	$(1,161)

Net income (loss) per share:
Basic—as reported	$0.03	$(0.01)
Diluted—as reported	$0.03	$(0.01)
Basic—pro forma	$0.02	$(0.01)
Diluted—pro forma	$0.02	$(0.01)

	Nine-month Period Ended September 30,
	2003	2002
	(In thousands)

Net income (loss) allocable to common stockholders, as reported	$4,477	$(12,389)
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	266	1,406
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,273)	(1,682)

Pro forma net income (loss) allocable to common stockholders	$3,470	$(12,663)

Net income (loss) per share:
Basic—as reported	$0.06	$(0.17)
Diluted—as reported	$0.06	$(0.17)
Basic—pro forma	$0.05	$(0.18)
Diluted—pro forma	$0.05	$(0.18)

5.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $1,345,000 and $1,892,000 at September 30, 2003 and December 31, 2002, respectively.

6.                                      PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2003	December 31, 2002

Computer equipment	$19,033	$17,282
Furniture and equipment	3,636	2,770
Vehicles	41	41
Leasehold improvements	526	445
	23,236	20,538
Less: accumulated depreciation	(14,596)	(11,301)
	$8,640	$9,237

7.                                      MARKETABLE SECURITIES

Marketable securities as of September 30, 2003 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive loss balance.

Marketable securities at September 30, 2003 have an aggregate cost of $192.9 million and estimated fair value of $193.1 million. Marketable securities at December 31, 2002 had an aggregate cost and estimated fair value of $205.9 million.

8.                                      COMMITMENTS AND CONTINGENCIES

Legal Action

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. The case is now pending before the state court in Massachusetts. The case is set for trial in April 2004. ValueClick believes that the plaintiffs’ allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management’s opinion, not probable and an amount of loss, if any, is not estimable.

Chahal v. ValueClick, Inc. et al.

This case is brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud.  The Chahals are former employees of the Company’s Click Agents Inc. subsidiary and the case arises out of the Company’s  repurchase of the Chahals’ ValueClick stock.  The case is pending before the Los Angeles County Superior Court.   The Company believes this case to be wholly without merit and tends to vigorously defend itself.  ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management’s opinion not probable and an amount of loss, if any, is not estimable.

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

9.                                      STOCK REPURCHASE PROGRAM

In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The amount authorized under the Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital and the repurchased shares are in the process of being retired. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.  As of September 30, 2003, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.3 million shares of the Company’s common stock for approximately $71.4 million, $68.0 million of which was purchased pursuant to the Stock Repurchase Program.  As of September 30, 2003, up to an additional $7.0 million of the Company’s working capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

10.                               SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology. Media segment revenue includes sales of certain technology products made by Media operations outside the United States, amounting to $1,110,000 and $228,000 for the three months periods ended September 30, 2003 and 2002, respectively.

Revenue and gross profit by segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Periods Ended September 30,
	2003	2002	2003	2002

Media	$12,354	$7,692	$5,917	$3,989
Technology	10,674	9,736	8,245	7,362
Intercompany eliminations	(334)	(126)	—	—
Total	$22,694	$17,302	$14,162	$11,351

	Revenue		Gross Profit
	Nine-month Periods Ended September 30,
	2003	2002	2003	2002

Media	$31,066	$22,270	$15,791	$11,676
Technology	31,983	21,934	24,472	16,606
Intercompany eliminations	(806)	(439)	—	—
Total	$62,243	$43,765	$40,263	$28,282

The Company’s operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan, and with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended September 30, 2003		Long-lived
	Revenue	Income (loss) from Operations	Assets at September 30, 2003

United States	$18,041	$1,617	$14,438
Japan	1,604	(352)	1,266
Europe	3,383	140	161
Intercompany eliminations	(334)	—	—
Total	$22,694	$1,405	$15,865

	Three-month Period Ended September 30, 2002		Long-lived Assets at September 30, 2002
	Revenue	Income (loss) from Operations

United States	$13,752	$(1,541)	$9,376
Japan	2,012	2	885
Europe	1,664	(668)	191
Intercompany eliminations	(126)	—	—
Total	$17,302	$(2,207)	$10,452

	Nine-month Period Ended September 30, 2003
	Revenue	Income (loss) from Operations

United States	$48,470	$2,979
Japan	5,505	(133)
Europe	9,074	(252)
Intercompany eliminations	(806)	—
Total	$62,243	$2,594

	Nine-month Period Ended September 30, 2002
	Revenue	Loss from Operations

United States	$33,752	$(8,012)
Japan	5,597	(295)
Europe	4,855	(847)
Intercompany eliminations	(439)	—
Total	$43,765	$(9,154)

For the three-month period ended September 30, 2003, no customer comprised more than 10% of total revenue.  For the three-month period ended September 30, 2002, one customer comprised 13.1% of total revenue.  At September 30, 2003 and December 31, 2002 no customer comprised more than 10% of accounts receivable.

11.       SUBSEQUENT EVENT

On October 9, 2003, the Company entered into a definitive agreement to acquire Commission Junction, Inc. for an aggregate purchase price of approximately $58 million in cash, ValueClick common stock and options to purchase ValueClick common stock. The transaction is pending regulatory approval and is anticipated to be consummated in December 2003.

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

VALUECLICK TECHNOLOGY—Our Technology segment operates through our wholly-owned subsidiaries Be Free, Inc. (“Be Free”) acquired in May 2002, and Mediaplex, Inc. (“Mediaplex”) and AdWare Systems, Inc. (“AdWare”), acquired in October 2001.

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

The Company derives its revenues from two business segments based on the types of products and services provided. These business segments are ValueClick Media and ValueClick Technology. Media segment revenue includes sales of certain technology products made by Media operations outside the United States, amounting to $1,110,000 and $228,000 for the three months periods ended September 30, 2003 and 2002, respectively.

Revenue and gross profit by segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Periods Ended September 30,
	2003	2002	2003	2002

Media	$12,354	$7,692	$5,917	$3,989
Technology	10,674	9,736	8,245	7,362
Intercompany eliminations	(334)	(126)	—	—
Total	$22,694	$17,302	$14,162	$11,351

	Revenue		Gross Profit
	Nine-month Periods Ended September 30,
	2003	2002	2003	2002

Media	$31,066	$22,270	$15,791	$11,676
Technology	31,983	21,934	24,472	16,606
Intercompany eliminations	(806)	(439)	—	—
Total	$62,243	$43,765	$40,263	$28,282

The Company’s operations are domiciled in the United States with operations in Japan through our majority owned subsidiary, ValueClick Japan, and with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended September 30, 2003		Long-lived
	Revenue	Income (loss) from Operations	Assets at September 30, 2003

United States	$18,041	$1,617	$14,438
Japan	1,604	(352)	1,266
Europe	3,383	140	161
Intercompany eliminations	(334)	—	—
Total	$22,964	$1,405	$15,865

	Three-month Period Ended September 30, 2002		Long-lived Assets at September 30, 2002
	Revenue	Income (loss) from Operations

United States	$13,752	$(1,541)	$9,376
Japan	2,012	2	885
Europe	1,664	(668)	191
Intercompany eliminations	(126)	—	—
Total	$17,302	$(2,207)	$10,452

	Nine-month Period Ended September 30, 2003
	Revenue	Income (loss) from Operations

United States	$48,470	$2,979
Japan	5,505	(133)
Europe	9,074	(252)
Intercompany eliminations	(806)	—
Total	$62,243	$2,594

	Nine-month Period Ended September 30, 2002
	Revenue	Loss from Operations

United States	$33,752	$(8,012)
Japan	5,597	(295)
Europe	4,855	(847)
Intercompany eliminations	(439)	—
Total	$43,765	$(9,154)

SUBSEQUENT EVENT

On October 9, 2003, the Company entered into a definitive agreement to acquire Commission Junction, Inc. for an aggregate purchase price of approximately $58 million in cash, ValueClick common stock and options to purchase ValueClick common stock. The transaction is pending regulatory approval and is anticipated to be consummated in December 2003.

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

Revenue.  Revenue, net of intercompany eliminations, from our Media and Technology segments were $12.4 million and $10.3 million, respectively, for the three-month period ended September 30, 2003, resulting in consolidated revenue of $22.7 million compared to $17.3 million for the same period in 2002, an increase of $5.4 million, or 31.2%. The increase in revenue was a result of increased revenue in our media segment, the inclusion of Search123 results for a full quarter in 2003 and to a lesser extent, increased revenue in our Technology segment.

Cost of Revenue.  Cost of revenue for the Media segment consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for both the Media and Technology segments also include labor costs, depreciation on revenue generating assets and Internet access costs.  Cost of revenue was $8.5 million for the three-month period ended September 30, 2003 compared to $6.0 million for the same period in 2002, an increase of $2.5 million or 43.4%. Cost of revenue increased as a percentage of revenue over the 2002 period. This increase, as well as the corresponding decrease in the gross profit margin to 62.4% for the three-month period ended September 30, 2003 from 65.6% for the same period in 2002, was primarily attributable to a higher percentage of revenue from our Media segment, which produces lower gross margins than our technology segment.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses were $5.0 million for the three-month period ended September 30, 2003 compared to $4.9 million for the same period in 2002, an increase of $0.1 million, or 2.1%.  Sales and marketing expense increases due to the inclusion of Search123 for a full quarter in 2003 were partially offset by cost-reduction activities. Our sales and marketing costs as a percentage of revenue improved to 22.0% for the three-month period ended September 30, 2003 from 28.3% for the same period in 2002, due primarily to increased productivity of our sales teams.

General and Administrative.  General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation and professional service fees. General and administrative expenses were $4.8 million for the three-month periods ended September 30, 2003 and 2002. General and administrative expense increases due to the additional three full months of Search123 in the third quarter of 2003 were offset by cost reduction and consolidation activities. Our general and administrative costs as a percentage of revenue improved to 21.0% for the three-month period ended September 30, 2003 from 28.0% for the same period in 2002 due to cost reduction activities, and greater operating leverage.

Product Development.  Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development expenses decreased to $2.5 million for the three-month period ended September 30, 2003 compared to $3.2 million for the same period in 2002, a decrease of $0.7 million or 21.3%. The impact of three full months of Search123 in the third quarter of 2003 was offset by continuing efforts to consolidate our technology teams. Our product development costs as a percentage of revenue improved to 11.1% for the three-month period ended September 30, 2003 from 18.4% for the same period in 2002.

Stock-Based Compensation.  Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date the options were granted. Stock-based compensation expense for the three-month period ended September 30, 2003 amounted to $72,000, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options granted by the Company and issued in our Mediaplex and Be Free acquisitions. The decrease in stock-based compensation from $412,000 for the three-month period ended September 30, 2002 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period.

Amortization of Intangible Assets.  Amortization of intangible assets for the three-month period ended September 30, 2003 was $401,000 compared to $219,000 in the third quarter of 2002. This represents principally the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the third quarter of 2002 is due to the amortization of intangible assets acquired in the Search123 transaction and an intellectual property license acquired at the end of 2002.

Interest Income, Net.  Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $0.7 million for the three-month period ended September 30, 2003 compared to $1.6 million for the same period in 2002. The decrease is attributable to a lower cash balance over the period primarily due to the purchase of ValueClick common stock under the stock repurchase program, and the effects of decreasing average investment yields. Interest income in future periods may continue to decrease as a result of declines in the market rates available for our investments.

Provision for Income Taxes.  For the three-month period ended September 30, 2003, we recorded a provision for income taxes of $196,000. This reflects the Company’s anticipated effective tax rate based on the overall pretax profitability as well as the application of benefits relating to net operating loss carry-forwards available for federal income tax purposes.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges.  The provision for income tax of $200,000 recorded in the third quarter of 2002 was primarily attributable to the operations of our Media segment.

Minority Share of Income/Loss of Consolidated Subsidiary.  Minority share of loss of ValueClick Japan was $82,000 for the three-month period ended September 30, 2003 compared to a minority share of gain of $10,000 for the corresponding period in 2002. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

The 2003 results include nine full months of operations from our Technology segment, given that we acquired Be Free in late May of 2002.

Revenue.  Revenue, net of intercompany eliminations, from our Media segment and our Technology segment were $31.0 million and $31.2 million, respectively, for the nine-month period ended September 30, 2003, resulting in consolidated revenue of $62.2 million compared to $43.8 million for the same period in 2002, an increase of $18.4 million, or 42.2%. The increase in revenue was a result of the inclusion of a full period of Affiliate Marketing revenue from the Be Free acquisition completed in May 2002, the addition of Search123 results from the date of purchase in May 2003 and increased core revenues in both our Media and Technology segments.

Cost of Revenue.  Cost of revenue was $22.0 million for the nine-month period ended September 30, 2003 compared to $15.5 million for the same period in 2002, an increase of $6.5 million or 42.0%. Cost of revenue remained relatively stable as a percentage of revenue over the 2002 period resulting in a gross profit margin of 64.7% for the nine-month period ended September 30, 2003 compared to 64.6% for the same period in 2002.

Sales and Marketing.  Sales and marketing expenses for the nine-month period ended September 30, 2003 were $14.9 million compared to $12.5 million for the same period in 2002, an increase of $2.4 million or 19.7%. This increase was due to the inclusion of sales and marketing expenses for nine full months for Be Free and the addition of Search123 in 2003. Our sales and marketing costs as a percentage of revenue improved to 24.0% for the nine-month period ended September 30, 2003 from 28.5% for the same period in 2002, due primarily to the increased productivity of our sales teams.

General and Administrative.  General and administrative expenses increased to $13.9 million for the nine-month period ended September 30, 2003 compared to $13.3 million for the same period in 2002, an increase of $0.6 million or 4.2%. This increase was due to nine full months of expense for Be Free in 2003, which were partially offset by cost reduction activities. Our general and administrative costs as a percentage of revenue decreased to 22.3% for the nine-month period ended September 30, 2003 from 30.4% for the same period in 2002 due to cost reduction activities and improved operating leverage.

Product Development.  Product development expenses were $7.6 million for the nine-month periods ended September 30, 2003 and 2002.  Increases in product development expenses in 2003 due to the addition of Search123 and the inclusion of a full quarter of expense for Be Free were offset by continuing efforts to reduce the number of our co-location facilities and consolidate our technology teams. Our product development costs as a percentage of revenue improved to 12.2% for the nine-month period ended September 30, 2003 from 17.4% for the same period in 2002.

Stock-Based Compensation.  Stock-based compensation expense for the nine-month period ended September 30, 2003 amounted to $0.3 million, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options granted by the Company and assumed in our Mediaplex and BeFree acquisitions. The decrease in stock-based compensation from $1.4 million for the nine-month period ended September 30, 2002 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period.

Amortization of Intangible Assets.  Amortization of intangible assets for the nine-month period ended September 30, 2003 was $1.1 million compared to $0.3 million for the same period in 2002. This represents principally the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the same period in 2002 is due to the amortization of intangible assets and technologies acquired in the Be Free and Search123 transactions and an intellectual property license acquired at the end of 2002.

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

Restructuring Expense.  We recorded a restructuring charge of $2.3 million in the nine-month period ended September 30, 2002.  This restructuring charge is the result of certain redundancies occurring as a result of our acquisition of Be Free, and primarily represents a provision for consolidating certain leased facilities, which will be paid out through 2010.  As of September 30, 2003, $368,000 of the charges had been paid.

Interest Income, Net.  Interest income was $2.7 million for the nine-month period ended September 30, 2003 compared to $4.4 million for the same period in 2002. The decrease is attributable to a lower cash balance over the period primarily due to the purchase of ValueClick common stock under the stock repurchase program and the effects of decreasing average investment yields, partially offset by a full nine months of income on the additional cash and marketable securities acquired in the Be Free merger.

Provision for Income Taxes.  For the nine-month period ended September 30, 2003, we recorded a provision for income taxes of $814,000 compared to $181,000 for the same period in 2002, due to increased profitability in both the Media and Technology business segments.  The recorded provision for income taxes reflects the Company’s anticipated effective tax rate based on the overall pretax profitability as well as the application of benefits relating to net operating loss carry-forwards available for federal income tax purposes.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges.

Minority Share of Income/Loss of Consolidated Subsidiary.  Minority share of loss of ValueClick Japan was $8,000 for the nine-month period ended September 30, 2003 compared to $10,000 for the corresponding period in 2002. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations and equity financings. As of September 30, 2003, we had combined cash and cash equivalents and marketable securities balance of $227.7 million. Net cash provided by operating activities for the nine-month period ended September 30, 2003 totaled $9.5 million compared to net cash used in operating activities of $1.1 million for the same period in 2002. The increase in 2003 is primarily a result of increased income from operations.

The net cash provided by investing activities for the nine-month periods ended September 30, 2003 and 2002 resulted from the sale of marketable debt securities offset by the use of funds for purchases of equipment and intangible assets, the purchases of investment grade corporate debt securities and the use of cash for acquisitions.  The decrease in cash provided by investing activities to $4.4 million from $25.6 million in 2002 resulted from lower net sales of investment grade corporate debt securities, the use of $4.8 million for the acquisition of Search123, increased purchases of computer equipment and a final payment in 2003 for the purchase of a technology patent license acquired in 2002.

Net cash used in financing activities for the nine-month period ended September 30, 2003 was $8.1 million compared to $23.7 million for the same period in 2002.  Cash used in financing activities resulted primarily from the repurchase of $9.2 and $25.4 million of the company’s common stock in 2003 and 2002, respectively, offset by proceeds from the exercise of common stock options.

Stock Repurchase Program

In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The amount authorized under the Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital and the repurchased shares are in the process of being retired. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.  As of September 30, 2003, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.3 million shares of the Company’s common stock for approximately $71.4 million, $68.0 million of which was purchased pursuant to the Stock Repurchase Program.  As of September 30, 2003, up to an additional $7.0 million of the Company’s working capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Commitments and Contingencies

As of September 30, 2003, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010, and one note payable to a bank, which require monthly payments through 2003.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”)”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. Adoption of this new standard did not have a significant impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. We adopted the disclosure requirements of this interpretation that were effective on December 31, 2002. The recognition provisions of the interpretation adopted are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and adoption of EITF Issue No. 00-21did not have a significant impact on our financial statements position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The adoption of SFAS No. 148 did not impact our financial position or results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” clarifying accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company’s consolidated financial statements, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of SFAS No. 150 did not have a significant impact on our financial position, results of operations, or cash flows.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three-month periods ended September 30, 2003 and 2002.

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

Marketable securities as of September 30, 2003 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. As of September 30, 2003, our investment in marketable securities had a weighted-average time to maturity of approximately 308 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of September 30, 2003, unrealized gains in our investments in marketable securities amounted to $158,000, net of tax effect.

During the three-month period ended September 30, 2003, our investments in marketable securities yielded an effective interest rate of 1.51%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $1.9 million. In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Japan and ValueClick Europe, which denominate their transactions in Japanese Yen and primarily in U.K. pounds, respectively. The effect of foreign exchange rate fluctuations for the three-month period ended September 30, 2003 was not material.   If there were an adverse change of 10% in overall foreign currency exchange rates, the result would be a reduction of revenue of approximately $499,000 a quarter.  Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations.  We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2003, we had $26.0 million in cash and cash equivalents denominated in foreign currencies.

Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions.  Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers.  The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources.  The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business.  Moreover, we consummated the acquisition of Search123.com Inc. (“Search123”) on May 30, 2003.  Because of Search123’s low market share in the pay-per-click search sector, the differences in their customer base and the functionality of Search123’s products and our products and other intellectual property challenges, the integration of Search123 may pose more difficult challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had previously acquired.

If we finance future acquisitions by using equity securities, this would dilute our existing stockholders.  Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions could have an adverse effect on the results of our operations.  In addition, we may pay more for an acquisition than the acquired products, services, technology or business are ultimately worth.

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

WE HAVE AN ACCUMULATED DEFICIT AND MIGHT NOT REMAIN PROFITABLE.

At September 30, 2003 we had an accumulated deficit of approximately $69.7 million. Though we have achieved operational profitability for four consecutive quarters, events could arise that prevent us from achieving net income in future periods.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 54.4% of our revenue for the three–month period ended September 30, 2003 by delivering advertisements that generate click-throughs and other actions to our advertisers’ Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Traditionally, substantially all of our revenue has been derived from our Media segment. Although we intend to grow our Technology segment, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. For the three-month period ended September 30, 2003, our Media segment accounted for 54.4% of our revenue. In addition, most of our Media products and services are based on a cost-per-click (“CPC”), cost-per-action (“CPA”) or cost-per-lead (“CPL”) pricing model. These business models differ from the cost-per-thousand impressions (“CPM”) pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users’ activities after they have reached advertisers’ Web sites. We will not be able to assure you that our strategy will succeed.

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

Our success depends in part on our ability to effectively manage our existing advertising space. The Web publishers and list owners that list their unsold advertising space with us are not bound by long-term contracts that ensure them a consistent supply of advertising space, which we refer to as inventory. In addition, Web sites can change the amount of inventory they make available to us at any time. If a Web publisher or email list owner decides not to make advertising space from its Web sites, newsletters or lists available to us, we may not be able to replace this advertising space with advertising space from other Web sites or list owners that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue. We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers’ changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web publishers and list owners that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers and list owners to our network and to retain Web publishers and list owners currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers and list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and list owners continues to increase. We will not be able to assure you that the size of our inventory will increase or even remain constant in the future.

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

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions, such as CPC, CPL or CPA, and companies that offer pay-

per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Direct Response and Linkshare, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. We also compete with pay-per-click search companies such as Overture, recently acquired by Yahoo, Google, FindWhat and Ah-ha.  Large Web sites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantage compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and/or reductions in advertising revenue. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue could decline.

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

OUR LONG-TERM SUCCESS MAY BE MATERIALLY ADVERSELY AFFECTED IF THE MARKET FOR E-COMMERCE DOES NOT GROW OR GROWS SLOWER THAN EXPECTED.

Because many of our customers’ advertisements encourage online purchasing, our long-term success may depend in part on the growth and market acceptance of e-commerce. The growth and acceptance of e-commerce has developed more slowly than expected and our business will be adversely affected if the market for e-commerce does not continue to grow or grows slower than now expected. A number of factors outside of our control could hinder the future growth of e-commerce, including the following:

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

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and investors or our own forecasts in some future periods. If this happens, the market price of our common stock may fall. The factors that may affect our quarterly operating results include:

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

For the three-month period ended September 30, 2003, revenue from our technology products and services accounted for 45.6% of our revenue. With our recent acquisitions of companies offering complimentary technology products and services, including our May 2002 acquisition of Be Free, Inc., and our 2001 acquisition of Mediaplex, Inc. and Adware, we expect that our Technology segment may account for a greater percentage of our revenue in the future. Revenue generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be materially adversely impacted by the loss of any of these clients. For the three-month period ended September 30, 2003, one individual company accounted for 9.8% of our overall revenue and 21.4% of revenue generated by our technology products and services. We expect that this and other entities may continue to account for a significant percentage of our revenue generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or may significantly reduce their purchases or we may not be able to successfully attract additional advertisers, all of which would have a material adverse impact on our results of operations.  If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

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

We have a consent-based email delivery business that we believe is in compliance with all effective law. However, it is possible that state and federal legislation, including California S.B. 186 (set to go into effect January 1, 2004) will be passed and effected that requires us to change our current email practices, or subject us to increased possibility of legal liability for our email practices.

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

IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MIGHT DECIDE TO CHANGE OUR COMPENSATION PRACTICES, WHICH MIGHT INCREASE OUR CASH COMPENSATION EXPENSE.

We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as compensation expense. Such a change would likely have a negative effect on our earnings. In response to a requirement to expense the value of stock options, we might decide to decrease the number of employee stock options granted to our employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. An increase in employee wages and salaries would decrease our cash available for marketing, product development and other uses.

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

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 28, 2003 and our Quarterly Reports on Form 10-Q filed with the SEC August 14, 2003 and May 15, 2003 under the heading “Legal Proceedings” for a discussion of litigation involving us relating to (i) the Mediaplex and Be Free Class Action Litigation, and (ii) the Lorenc v. Be Free litigation.

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract stemming form Mr. Lorenc’s former compliant with Be Free. Defendants brought a motion for summary judgment as to all of plaintiff’s claims. .  The case is set for trial in April of 2004.  ValueClick believes that the plaintiff’s allegations are without merit and intends to vigorously defend itself.

ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management’s opinion, not probable and an amount of loss, if any, is not estimable.

Chahal v. ValueClick, Inc. et al.

This case is brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud.  The Chahals are former employees of the Company’s Click Agents Inc. subsidiary and the case arises out of the Company’s  repurchase of the Chahals’ ValueClick stock.  The case is pending before the Los Angeles County Superior Court.   The Company believes this case to be wholly without merit and tends to vigorously defend itself.  ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management’s opinion not probable and an amount of loss, if any, is not estimable.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO and CFO pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Current Report on Form 8-K was furnished by ValueClick to the Securities and Exchange Commission on July 29, 2003 to report under Item 9 (in lieu of Item 12) the issuance of a press release announcing the financial results for the quarter ended June 30, 2003.

Current Report on Form 8-K/A was filed by ValueClick with the Securities and Exchange Commission on August 14, 2003 to report under Item 7 the financial statements, pro forma financial statements and exhibits related to the acquisition of Search123.com Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

Dated: November 14, 2003	By:	/s/ SAMUEL J. PAISLEY
Samuel J. Paisley
Chief Financial Officer (Principal Financial and Accounting Officer)