Form 10-K
period 2003-12-31
VALUECLICK INC/CA
filed 2004-03-15
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2003
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

Common Stock, $0.001 par value Series A Preferred Stock Purchase Rights (Title of each class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        As of June 30, 2003, which was the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $449.4 million (based upon the closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). As of February 29, 2004, there were approximately 78,113,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Definitive Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be held June 3, 2004, are incorporated by reference in Part III of this Form 10-K to the extent described therein. The Exhibit Index begins on page 45.

VALUECLICK, INC.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 13 of this Report and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to ValueClick, Inc. are expressly qualified in their entirety by such language. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I.

ITEM 1. BUSINESS

OVERVIEW

        We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/web advertising, search marketing, email marketing, and affiliate marketing. Additionally, we provide software that assists advertising agencies with information management regarding their financial, workflow, and offline media buying and planning processes. The broad range of products and services that we provide enables our customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining our media, affiliate marketing and technology offerings with our experience in both online and offline marketing, we help our customers around the world optimize their marketing campaigns both on the Internet and through offline media.

        Our customers are predominantly advertisers and direct marketers, as well as the agencies that service these groups. Our value proposition to these groups is our ability to provide distinctive expertise, flexible product customization, superior service, and a diligent focus on the performance of their marketing investments. This approach has enabled us to build relationships with over 4,000 advertisers and agencies, assisting them in their use of the Internet to create awareness, attract visitors, generate qualified leads and drive sales, and to do so with both acquisition and retention programs.

        Another key component in our value proposition is the base of relationships we have developed with quality website publishers. To fulfill our clients' marketing programs, we rely on our relationships with websites of all sizes—from many of the largest portals on the web, to heavily-trafficked and well-known content and shopping sites, to high-quality niche content properties. Our relationships with these partners span from representation of most of their advertising space, to monetization of their unsold advertising inventory, to regular spot buys of media and email for specific client needs. Our ability to offer these partners a wide variety of ways to generate revenue has enabled us to now reach over 60 million unique Internet users in the U.S. each month, and over 130 million worldwide. ValueClick believes that the effectiveness of our advertising solutions is dependent on the quality of the partner relationships, and therefore we have established stringent quality standards that include rejection on the basis of inappropriate content, illegal activity and fraudulent clicking activity, among other criteria. We enforce these quality standards using a combination of manual and automated auditing processes that continually monitor and review both Web site content and adherence to advertiser campaign specifications.

        We derive our revenue from three business segments, based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology, which are described in more detail below. For information regarding the revenues, gross profits, and total assets of these segments, see Item 7 below.

MEDIA

        ValueClick's Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown through the acquisition of complementary firms, such as Search123.com, completed on May 30, 2003, and Hi-Speed Media, completed on December 17, 2003. Our strategic expansion and subsequent integration within the Media segment has increased our presence in interactive marketing with powerful offerings that are offered to advertiser and agency clients in the following product categories:

  Display/Web Advertising

        Through partnerships with online publishers that span more than 7,500 online media properties in the U.S. and more than 11,000 worldwide, we provide advertisers and agencies with access to one of the largest and most reputable online advertising networks. With a single buy, advertisers can reach their target online audience using a variety of online display ad units and any of 17 standard channels of online content.

        We offer our marketing clients a variety of display ad units that can be delivered onto the Web pages of our online advertising network, and tracked to evaluate success against the goals of the program. With traditional banner ads, rich media, interstitials, text links and other online ad units, we attempt to maximize the impact of marketing campaigns by using the most effective placement for each type of campaign. Within these placements, we also offer clients the ability to execute a wide variety of rich media applications, providing even greater visual and auditory impact.

        The Company began as a performance-based marketing network, and we continue to offer flexible pricing arrangements, designed around maximizing our clients' return on investment. Our Web advertising placements are offered on both cost-per-thousand (CPM) pricing, whereby our clients pay based on the number of times the target audience is exposed to the advertisement, and cost-per-click (CPC), where payment is triggered only when an interested individual visits the client's website.

        The benefits that our clients enjoy in Web advertising include our flexible pricing models, the ability to reach new and larger audience segments through our Website property partners, the ability to have a single source for media negotiation, and the ability to improve campaigns in a variety of ways while the campaign is still running, by optimizing at site, placement and creative levels, based on both response and conversion.

  Email Marketing

        Our Media E-mail Marketing services allow marketers to target qualified prospective customers on a large scale with opt-in e-mail lists from a select group of e-mail list partners who meet our stringent criteria for data integrity, as well as who comply with all aspects of federal email legislation. Through ValueClick Media's relationships with quality business and consumer opt-in e-mail list owners and managers, E-mail Marketing clients can target audiences within specific selection criteria.

        Through our acquisition of Hi-Speed Media, we now possess a database of more than 40 million opt-in email profiles that comply with recently enacted U.S. federal e-mail legislation. Through this business, we provide marketers with the ability to advertise their products and services to the members of this email database.

  Lead Generation Marketing

        Our Lead Generation Marketing services enable marketers to develop their own proprietary permission-based lists of leads for re-marketing. Creating lists of consumers who have expressed interest in a specific company or offer gives marketers the ability to generate immediate sales while building on-going relationships with prospective customers.

        ValueClick's proprietary UltraLeads product is an email marketing solution whereby we develop customized and permissioned databases of individuals who have voluntarily expressed interest in learning more about a specific client's product or service. Using a technique called co-registration, we place opt-in offers on registration areas of publisher partners' sites, providing the visitors to those sites the ability to get more information, or to receive special offers from a specific advertiser. If consumers voluntarily opt-in to a given offer, they first receive a verification message to ensure their permission, followed by the requested information via an e-mail from us to the address they provided. UltraLeads is priced on a cost-per-lead (CPL) basis.

        An additional email marketing offering is our onResponse product. This offering is priced on a cost-per-action (CPA) basis, whereby clients only pay us—and we only pay our publisher partners—when Internet users perform specific actions, such as completing requests for more information, website registrations, product sample requests, trial subscriptions, etc. These marketing messages are delivered by our publisher partners via solo email messages and e-newsletters to their base of registered visitors. When one of the recipients of these messages responds, they are directed toward the client's website to complete the desired action.

  Search Marketing

        Search Marketing allows marketers to find prospective customers who are actively engaged in researching and buying products and services online. At the core of ValueClick Media's Search Marketing offerings is Search123, a pay-per-click search engine, in which marketers bid for placement within search results and pay only when targeted leads are delivered to their site.

        ValueClick Media's Search Marketing acts as an affordable complement to other pay-per-click engines, enabling marketers to realize additional qualified sales leads from search results at a competitive price. Search123 has a network of hundreds of online publisher partner Web sites, which collectively generate hundreds of millions of searches per month.

  Web Publisher Relationships

        Our automated online application process is supported by a team of network development and customer service professionals across all ValueClick properties. Their responsibilities include screening and approving, or declining prospective Web publishers, monitoring network quality, maintaining relationships, consulting with publishers on additional revenue opportunities, and the trafficking and optimization of client advertising campaigns.

AFFILIATE MARKETING

        Affiliate marketing is a technique whereby online properties agree to display advertising messages in a variety of locations and configurations in return for either compensation for every lead developed, or based on a share of any revenue that is generated when their website visitors respond to the advertisement by purchasing products or services from the advertiser. We provide comprehensive marketing systems that enable online marketers to use this technique to attract, convert and retain customers easily and cost effectively.

        ValueClick Affiliate Marketing products and services, outlined below, are offered through our wholly-owned subsidiaries Be Free, Inc., acquired on May 23, 2002, and Commission Junction, acquired on December 7, 2003.

  Affiliate Marketing

        Our affiliate marketing business includes technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, our affiliate marketing services enable our advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser's Website; analyze the effectiveness of the offers and affiliate partners; and track the commissions due to their affiliates.

        We offer affiliate marketing services that address the needs of advertisers that seek to build and manage a private-labeled network of third party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through our existing network of third party online affiliate publishers. Our affiliate marketing services are offered on a hosted basis to enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.

        Affiliate Marketing revenues are driven by a combination of fixed fees and variable compensation that is based on either a cost-per-lead (CPL) scenario or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

        In addition to the technology-related revenue streams, we also receive service fees from clients who elect to utilize our Outsourced Program Management (OPM) service and Commission Junction Vantage offerings. With these services, we assume full responsibility for the all aspects of managing the advertiser's program including planning, publisher recruitment, review and management, and program administration.

        The benefits of our affiliate marketing technology include professional services, a pay-for-performance model, the option of owning affiliate partner relationships, comprehensive technology platforms, and extensive expertise.

TECHNOLOGY

        Our Technology segment provides marketers, agencies, website publishers and other firms with the tools they need to manage both their business operations and marketing programs effectively. The technology products and services outlined below are offered through our wholly-owned subsidiaries Mediaplex, Inc. and AdWare Systems, Inc., which were acquired on October 19, 2001.

        Mediaplex—Online Adserving and Email Technology Tools

        Our Mediaplex subsidiary offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising (adserving) and email campaigns. Our Mediaplex products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. Mediaplex's products are priced primarily on a cost-per-impression (CPM) or email delivered basis.

        Mediaplex's solutions provide span three primary categories—Third Party Adserving, Publisher Ad Management and Email Campaign Management.

  Mediaplex—Third-Party Adserving

        Our third-party adserving product, MOJO® Adserver, allows users to configure web advertising campaigns, serve those campaigns according to time and site placements—commonly known in the industry as trafficking—and report results from such campaigns through to conversion. MOJO® Adserver operates on the same platform as MOJO® Mail (see Mediaplex—Email Campaign Management below), is web-based and is available as either a full-service or ASP offering.

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

        The benefits offered by our enterprise management solutions include increased productivity, improved tracking and monitoring of business processes, ease of implementation, exceptional customer service, web-based ASP and significant scalability.

        Business Management—Our business management systems consist of the following:

  •
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

  •
  AdWare FINANCIALS: A robust multi-company, multi-office financial system that provides for the managing of accounts receivable, accounts payable, general ledger, budgeting and cost accounting functions.

        Media Management—Our media management systems enable customers—primarily media planners in corporate marketing departments and advertising agencies—to plan, execute, track, analyze and bill out media buys for network broadcast, spot broadcast, national cable, local cable, syndication, newspaper, magazine, and outdoor media channels. Media planners use these systems to record the available advertising opportunities and their corresponding cost, then choosing the configuration that best meets campaign needs. They can then generate a media plan that consists of the media placements they have selected. Different systems are available for each type of media buying—print, network, and spot advertisements.

  •
  AdWare® BROADCAST is a tool for making, tracking and analyzing spot broadcast, syndication and local cable media buys.

  •
  AdWare® NETWORK is a tool for tracking and analyzing the flight schedule of network, national cable and syndication buys. The system also enables efficient invoicing and payment capabilities for the commercial schedule.

  •
  AdWare® PRINT is a tool providing all of the functionality needed to estimate, contract for, buy, bill and pay for ads scheduled in newspapers, magazines and trade publications. In addition, AdWare PRINT can handle outdoor media buys such as billboards.

        Content Management—Content Depot is a web-based digital asset management solution that stores, indexes, retrieves and plays/views digital assets such as documents, audio files, video files, and graphics. Accessible via both Macintosh and PC, Content Depot is designed for both easy installation and use, and is targeted at any business that needs an affordable way to manage and utilize their digital assets.

INTERNATIONAL OPERATIONS

        We currently have international operations in the United Kingdom, Germany, France and Japan. All operations are wholly-owned subsidiaries, with the exception of ValueClick Japan, in which we have a majority ownership position.

        ValueClick Japan commenced operations in November 1998. We currently own a 59.2% interest in ValueClick Japan, which has 40 employees. In May 2000, ValueClick Japan completed its initial public offering on the Tokyo Stock Exchange for emerging growth companies. In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick based in the United Kingdom. In 2000, we expanded in Europe by opening wholly-owned subsidiaries in Paris, France and Munich, Germany. Employees in our international subsidiaries, including Japan, totaled 84 as of December 31, 2003.

        On February 19, 2004, ValueClick, Inc. entered into a definitive agreement to sell its equity position in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. ValueClick's agreement with livedoor is part of livedoor's tender offer, announced in Japan on February 19, 2004, to acquire all of the outstanding shares of ValueClick Japan.

As part of its tender offer, livedoor would acquire all of ValueClick's equity interest in ValueClick Japan for approximately $24 million in cash, excluding transaction fees. The tender offer is expected to be completed near the end of the first quarter of 2004.

        For further financial information regarding our international sales, see note 15 to our consolidated financial statements contained in this Report.

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

        We build in high performance, availability and reliability into our product offerings. Within the particular business segment, each offering out-performs industry-wide acceptable performance measurements. We safeguard against the potential for service interruptions at our third party technology vendors by engineering failsafe controls into our critical components. ValueClick delivers its hosted solutions primarily from three co-location centers, geographically disbursed within the United States. ValueClick applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

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

Customers

        We sell our products and services to a variety of advertisers and advertising agencies primarily through our internal sales team, consisting of approximately 135 direct sales and support personnel across all ValueClick properties. We make extensive use of telemarketing and e-marketing strategies. Each of our account executives assists the advertisers he or she services, typically advertising, direct marketing and e-commerce companies, with all aspects of media planning and design of their advertising campaigns and their related technology needs. These services and products include advertisement purchasing and placement, assessment of results and optimization of performance and related technology platforms

        We derive our revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing, and Technology. For the year ended December 31, 2003, revenue from our technology products and services accounted for 24.3% of our revenue. Revenue generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be materially adversely impacted by the loss of any of these clients. For the year ended December 31, 2003, one individual company accounted for 9.9% of our overall revenue and 39.8% of revenue generated by our Technology segment. Another customer accounted for 18.9% of our Technology segment revenue.

        For additional information regarding our business segments, see note 15 to our consolidated financial statements contained in this Report.

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

        Our ability to compete depends upon several factors, including the following:

  •
  our ability to aggregate a large network of small- to medium-sized Web sites efficiently;

  •
  the timing and market acceptance of new solutions and enhancements to existing solutions developed by us;

  •
  our customer service and support efforts;

  •
  our sales and marketing efforts;

  •
  the ease of use, performance, price and reliability of solutions developed by ValueClick; and

  •
  our ability to remain price competitive while maintaining our gross margins.

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

        On December 30, 2002, we purchased a license from 24/7 Real Media for the '368' patent under a Patent License Agreement. In connection with the Patent License Agreement, 24/7 Real Media also agreed to terminate their lawsuit against the Company for patent infringement. The terms of the Patent License and Settlement Agreements are confidential.

        In November 2002, in connection with our Stock Repurchase Program, we repurchased 7,878,562 shares of our common stock held by DoubleClick. In the related repurchase agreement, both parties agreed not to sue or threaten to sue each other or any of their customers for infringement of outstanding patents for a three-year period beginning in November 2002.

CORPORATE HISTORY AND RECENT ACQUISITIONS

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

        Hi-Speed Media, Inc.    On December 17, 2003, we completed the acquisition of Hi-Speed Media, Inc., a California corporation ("Hi-Speed Media"), pursuant to an Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, Inc., HS Acquisition Corp., a wholly-owned subsidiary of ValueClick, Hi-Speed Media, the shareholders of Hi-Speed Media and Farshad Fardad, in his capacity as Shareholder Agent. Hi-Speed Media provides e-mail marketing services. Through our acquisition of Hi-Speed Media, we now possess a database of more than 40 million opt-in email profiles that comply with recently enacted U.S. federal e-mail legislation. Through this business, we provide marketers with the ability to advertise their products and services to the members of this email database. We accounted for the acquisition under the purchase method. Accordingly, the results of Hi-Speed Media's operations are included in the Company's consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Hi-Speed Media for an aggregate purchase price of approximately $9.0 million in cash and additional contingent cash consideration of up to $1.0 million per quarter, assuming the achievement of certain revenue and operating income milestones over the eight quarters beginning January 1, 2004. In connection with the transaction, Hi-Speed Media's outstanding employee stock options were converted into options to purchase approximately 80,000 shares of ValueClick common stock.

        Commission Junction, Inc.    On December 7, 2003, we completed the acquisition of Commission Junction, Inc., a Delaware corporation ("Commission Junction"), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corp., a wholly-owned subsidiary of ValueClick, Commission Junction and Idealab Holdings LLC, a Delaware limited liability company, in its capacity as Stockholder Agent. Pursuant to the terms of the merger agreement, Commission Junction was merged with and into NCJ Acquisition and became a wholly-owned subsidiary of ValueClick. Commission Junction is an affiliate marketing business, which provides technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. We accounted for the acquisition under the purchase method. Accordingly, the results of Commission Junction's operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Pursuant to the terms of the agreement, ValueClick acquired all the outstanding capital stock in Commission Junction for approximately 3.0 million shares of ValueClick common stock, valued at approximately $29.5 million, and approximately $26.1 million in cash. The cash portion of the purchase price was derived from existing working capital. Additionally, outstanding options to acquire common stock of Commission Junction were converted into an aggregate of 1.2 million options to acquire ValueClick common stock.

        Search123.com Inc.    On May 30, 2003, we completed the acquisition of Search123.com Inc. ("Search123"). Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Search123, with Search123 surviving as a wholly-owned subsidiary of ValueClick. Search123 is a search marketing company that allows marketers to find prospective customers who are actively engaged in researching and buying products and services online. We accounted for the acquisition under the purchase method. Accordingly, the results of Search123's operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. The aggregate consideration, constituting the purchase price of approximately $4.9 million, included a cash payment of $3.2 million, the assumption of a net working capital deficit of $1.5 million and transaction costs of approximately $200,000.

        Be Free, Inc.    On May 23, 2002, we completed our acquisition of Be Free, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Be Free and Be Free survived as a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, Be Free stockholders received 0.65882 shares of ValueClick common stock for each share of Be Free common stock. The Company issued a total of approximately 43.4 million shares of its common stock, valued at approximately $122.3 million, for all the outstanding stock of Be Free. In addition, the Company issued options to purchase approximately 4.2 million additional shares of ValueClick common stock in exchange for outstanding options to acquire Be Free common stock. The acquisition of Be Free expanded our online and offline marketing and advertising technology capabilities.

        Mediaplex, Inc.    On October 19, 2001, we completed our acquisition of Mediaplex, Inc., a provider of technology software tools used in both online and offline advertising campaigns. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Mediaplex, and Mediaplex survived as a wholly-owned subsidiary of ValueClick. Under the terms of the merger agreement, Mediaplex stockholders received 0.4113 shares of ValueClick common stock for each share of Mediaplex common stock. We issued approximately 15.1 million shares of our common stock, valued at approximately $42.7 million, for all the outstanding stock of Mediaplex. In addition, we issued options to purchase approximately 2.8 million additional shares of ValueClick common stock in exchange for outstanding options to acquire Mediaplex common stock.

        Z Media, Inc.    On January 31, 2001, we completed our acquisition of Z Media, Inc., a leading co-registration company. ValueClick accounted for the merger as a pooling-of-interests, and as such, the consolidated financial statements were restated to include Z Media's financial data as if the Z Media had always been a part of ValueClick. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Z Media, and Z Media survived as a wholly-owned subsidiary of ValueClick. In connection with the merger, we issued a total of approximately 2.7 million shares of our common stock in exchange for all outstanding shares of Z Media. In addition, we issued options to purchase approximately 420,000 additional shares of ValueClick common stock in exchange for outstanding options to acquire Z Media common stock. With the acquisition of Z Media, we added co-registration to our product line.

PRIVACY

        We may collect personally identifiable data on a permitted basis. We store this data securely and do not use the data without the explicit, knowing permission of the user when we collect the data on behalf of our clients. We rely on our clients to treat such data with the appropriate precaution and responsibility as stated in their privacy policies. In addition, we use non-personally identifiable information provided by Web sites, pursuant to their privacy policies, about their viewers' general demographics and interests in order to target appropriate advertising to the sites.

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

        We use "cookies," among other techniques, to measure and report non-personalized information to advertisers, such as the number of people who see their ads or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a web user's hard drive. Cookies cannot read information from the user's hard drive; rather they allow sites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same ads repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used to allow personalization features such as stock portfolio tracking and targeted news stories.

        We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard effort in the industry, providing simple and automated privacy controls for users.

EMPLOYEES

        As of December 31, 2003, we had 492 employees in the U.S., 40 employees in Japan and 44 employees in our other international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

WEB SITE ACCESS TO OUR PERIODIC SEC REPORTS

        Our primary Internet address is www.valueclick.com. We make our periodic SEC reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K), and amendments to these reports, available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

        We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies and corporate culture of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies' products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. Moreover, we consummated the acquisitions of Search123, Commission Junction and Hi-Speed Media on May 30, 2003, December 7, 2003 and December 17, 2003, respectively. Because of the number of acquisitions we performed in 2003, the differences in the customer base and functionality of Search123, Commission Junction and Hi-Speed Media and our products, these acquisitions may present a materially higher product, marketing, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

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

WE HAVE AN ACCUMULATED DEFICIT AND MIGHT NOT REMAIN PROFITABLE.

        At December 31, 2003 we had an accumulated deficit of approximately $64.4 million. Though we have achieved operational profitability in 2003, events could arise that prevent us from achieving net income in future periods.

        Because we have a relatively limited operating history, it may be difficult to evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage companies in the rapidly-changing Internet market. These risks include, but are not limited to, our ability to:

  •
  maintain and increase our inventory of advertising space on Web sites and with email list owners and newsletter publishers;

  •
  maintain and increase the number of advertisers that use our products and services;

  •
  continue to expand the number of products and services we offer and the capacity of our systems;

  •
  adapt to changes in Web advertisers' promotional needs and policies, and the technologies used to generate Web advertisements;

  •
  respond to challenges presented by the large number of competitors in the industry;

  •
  adapt to changes in legislation regarding Internet usage, advertising and commerce;

  •
  adapt to changes in technology related to online advertising filtering software; and

  •
  adapt to changes in the competitive landscape.

        If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

        Our Media segment accounted for 49.5% of our revenue for the year ended December 31, 2003 by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers' Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install "filter" software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

        Traditionally, most of our revenue has been derived from our Media segment. Although we intend to grow our Affiliate Marketing and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. For the year ended December 31, 2003, our Media segment accounted for 49.5% of our revenue. In addition, our Media segment includes products and services that are based on a cost-per-click ("CPC"), cost-per-action ("CPA") or cost-per-lead ("CPL") pricing model. These business models differ from the cost-per-thousand impressions ("CPM") pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our various pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers' ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users' activities after they have reached advertisers' Web sites. We will not be able to assure you that our strategy will succeed.

        Intense competition among Web sites, search services and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click rates. Since we rely on performance-based pricing models to generate revenue, any decline in click rates may make our pricing models less viable or less attractive solutions for Web publishers and advertisers.

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

        Our pay-per-click search service is dependent upon a limited number of sources to direct Internet users to our search service. Our sources for users conducting searches are members of our affiliate network, including portals, browsers, or other affiliates and our own website. Revenues are generated when users conducting searches are directed to advertisers through a paid search link in our search results. The more traffic our sources direct to our advertisers through our search technology, the more revenue we will generate. Unfavorable changes in our relationship with these sources or loss of these relationships would adversely affect our revenue and results of operations.

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

        We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. One of the primary competitors of our Search123 subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as FindWhat.com and Google. FindWhat.com and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement.

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE ADVERTISEMENTS AND TO PREVENT FRAUD ON OUR NETWORK IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

        Web sites typically place small files of non-personalized (or "anonymous") information, commonly known as cookies, on an Internet user's hard drive, generally without the user's knowledge or consent. Cookies generally collect information about users on a non-personalized basis to enable Web sites to provide users with a more customized experience. Cookie information is passed to the Web site through an Internet user's browser software. We currently use cookies to track an Internet user's movement through the advertiser's Web site and to monitor and prevent potentially fraudulent activity on our network. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time-consuming, could require us to change our business practices and could divert management's attention.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

        We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network of Web sites and email lists. Advertisers' and Web publishers' willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory.

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

        The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions, such as CPM, CPC, CPL or CPA, and companies that offer pay-per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Direct Response and Linkshare, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. We also compete with pay-per-click search companies such as Overture, recently acquired by Yahoo, Google and FindWhat. Large Web sites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantage compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

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

        For the year ended December 31, 2003, revenue from our technology products and services accounted for 24.3% of our revenue. Revenue generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be materially adversely impacted by the loss of any of these clients. For the year ended December 31, 2003, one individual company accounted for 9.9% of our overall revenue and 39.8% of revenue generated by our Technology segment. Another customer accounted for 18.9% of our Technology segment revenue. We expect that these and other entities may continue to account for a significant percentage of our revenue generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or may significantly reduce their purchases or we may not be able to successfully attract additional advertisers, all of which would have a material adverse impact on our results of operations. If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

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

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, ADWARE, COMMISSION JUNCTION, HI-SPEED MEDIA, SEARCH123 AND BE FREE TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUE, OUR BUSINESS MAY FAIL.

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

        Our success depends in large part on our proprietary technologies, including tracking management software, our affiliate marketing technologies and our MOJO platform. In addition, we believe that our trademarks are key to identifying and differentiating our services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our competitive position may suffer.

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

CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

        Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of unsolicited commercial email (e.g., the Federal CAN-Spam Act of 2003) and taxation. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, Spyware, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium.

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

        Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the CAN SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technology in a manner that is not in compliance with these laws or their own stated privacy standards.

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

        We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as compensation expense. Such a change would likely have a negative effect on our earnings. In response to a requirement to expense the value of stock options, we might decide to decrease the number of employee stock options granted to our employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. An increase in employee wages and salaries would decrease our cash available for marketing, product development and other uses.

ITEM 2. PROPERTIES

        We lease a number of properties in both domestic and foreign locations.

        Our principal executive offices are located in Westlake Village, California, where we lease a property with approximately 14,300 square feet of space. This facility is also used by our Media segment's operations. Other leased facilities used in our Media segment operations include a 3,200 square foot facility in Sherman Oaks, California, and a 21,700 square foot facility in San Francisco and 7,500 square foot facility in New York, New York, shared with our Technology Segment.

        Leased facilities used by our Affiliate Marketing segment include an approximate 35,700 square foot facility in Marlborough, Massachusetts and an approximate 24,000 square foot facility in Pittsburgh, Pennsylvania, both used by our Be Free operations, and an approximate 17,700 square foot facility used by our Commission Junction operations in Santa Barbara, California.

        Our Technology segment occupies an approximate 21,700 square foot facility in San Francisco, California, and 7,700 square foot facility in New York, New York, both shared by our Mediaplex operations and our Media Segment, and an approximate 20,800 square feet of office space for our AdWare Systems enterprise solutions organization in Louisville, Kentucky.

        We also lease small office space and facilities in Agoura Hills, California; Tarzana, California; London, England; Paris, France; Munich, Germany and Tokyo, Japan. In addition, we use third-party co-location facilities that house our web servers in Sunnyvale, California; Pittsburgh, Pennsylvania and El Segundo, California. Our existing office space is adequate for our current operations. For additional information regarding our obligations under leases, see note 13 to our consolidated financial statements included in this Report.

ITEM 3. LEGAL PROCEEDINGS

  Lorenc v. Be Free, Inc. et al.

        On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States

District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Lorenc seeks, among other things, compensatory damages, punitive damages and attorney's fees to the greatest extent allowed by law. The case is now pending before the state court in Massachusetts. The case is set for trial in May of 2004. ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

  Chahal v. ValueClick, Inc. et al.

        This case was filed on September 5, 2003 and brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow, by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud. The Chahals are former employees of the Company's Click Agents Inc. subsidiary and the case arises out of the Company's repurchase of the Chahals' ValueClick stock. The case is pending before the Los Angeles County Superior Court. The Chahals seek, among other things, general, special and punitive damages according to proof as well as the imposition of a constructive trust. The Company believes this case to be wholly without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion not probable.

        Other than the matters discussed above, we are not a party to any other material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition. From time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters are without merit and intends to contest them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock has traded on The NASDAQ National Market under the symbol "VCLK" since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market. On December 31, 2003, the last sale price of our common stock reported by The NASDAQ National Market was $9.07 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2003
Fourth Quarter	$10.75	$7.35
Third Quarter	9.96	6.10
Second Quarter	6.38	3.18
First Quarter	3.21	2.65
	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2002
Fourth Quarter	$2.87	$2.00
Third Quarter	3.10	2.11
Second Quarter	3.24	2.55
First Quarter	3.11	2.35
	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2001
Fourth Quarter	$2.93	$1.87
Third Quarter	3.03	1.95
Second Quarter	3.74	2.58
First Quarter	5.88	3.03

Holders

        As of February 29, 2004, there were 700 stockholders of record who held shares of our common stock.

Dividend Policy

        We have not declared or paid any cash dividends on our capital stock since our inception and we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years ended December 31, 2003, 2002 and 2001 and with respect to our consolidated balance sheet as of December 31, 2003 and 2002 have been derived from the audited financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the years ended 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements not included herein. The selected consolidated financial data set forth below is qualified in our entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	For the Years ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$92,516	$62,554	$44,873	$64,332	$25,971
Cost of revenue	32,024	21,733	20,370	31,930	12,465

Gross profit	60,492	40,821	24,503	32,402	13,506
Operating expenses:
Sales and marketing (1)	21,162	17,001	11,976	11,436	2,989
General and administrative (1)	19,699	17,784	13,301	12,896	4,706
Product development (1)	10,504	10,459	5,313	4,846	1,100
Stock-based compensation	352	1,527	2,699	5,058	3,506
Amortization of intangible assets and acquired software	1,570	533	1,875	1,069	401
Merger-related costs	—	17	1,787	353	—
Restructuring charges	—	2,320	515	—	—

Total operating expenses	53,287	49,641	37,466	35,658	12,702

Income (loss) from operations	7,205	(8,820)	(12,963)	(3,256)	804
Equity in loss of investee	—	—	—	—	(64)
Interest income, net	3,364	5,909	5,051	4,120	45
Gain (loss) on sale of marketable securities	—	134	701	(9,006)	—
Impairment write-down of marketable securities	—	—	—	(60,233)	—
Gain from consolidated subsidiary stock issuance	—	—	—	13,656	—
Gain on the sale of consolidated subsidiary stock	—	—	—	2,344	—
Other income (expense)	—	32	(5)	—	—

Income (loss) before income taxes, minority interests and cumulative effect of change in accounting principle	10,569	(2,745)	(7,216)	(52,375)	785
Provision for income taxes	830	163	34	2,539	1,853

Income (loss) before minority interest and cumulative effect of change in accounting principle	9,739	(2,908)	(7,250)	(54,914)	(1,068)
Minority share of (income) loss in consolidated subsidiary	84	(15)	32	(419)	(6)

Income (loss) before cumulative effect of change in accounting principle	9,823	(2,923)	(7,218)	(55,333)	(1,074)
Cumulative effect of change in accounting principle (2)	—	(7,649)	—	—	—

Net income (loss)	$9,823	$(10,572)	$(7,218)	$(55,333)	$(1,074)

Basic net income (loss) per common share:	$0.13	$(0.14)	$(0.20)	$(1.72)	$(0.06)

Shares used to calculate basic net income (loss) per common share	74,300	73,744	37,058	32,151	17,683

Diluted net income (loss) per common share:	$0.13	$(0.14)	$(0.20)	$(1.72)	$(0.06)

Shares used to calculate diluted net income (loss) per common share	78,436	73,744	37,058	32,151	17,683

  (1)
  Excludes stock-based compensation for the following periods (in thousands):

	Year ended
	2003	2002	2001	2000	1999
Sales and Marketing	$113	$488	$864	$1,610	$1,122
General and Administrative	181	779	1,376	2,718	1,893
Product Development	58	260	459	730	491

	$352	$1,527	$2,699	$5,058	$3,506

    Additionally, certain 2002 operating expense line items have been reclassified to conform to the current year's presentation.

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

Consolidated Balance Sheet Data:

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Cash, cash equivalents and marketable securities	$220,120	$232,978	$163,355	$127,450	$3,681
Working capital	213,809	234,229	161,928	129,036	6,828
Total assets	323,099	263,850	190,626	154,050	18,737
Total stockholders' equity	274,207	231,981	165,507	127,493	11,593

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

	Three-Month Period Ended
	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
Revenue	$30,273	$22,694	$20,086	$19,463	$18,789	$17,302	$14,107	$12,356
Cost of revenue	10,044	8,532	6,947	6,501	6,250	5,951	4,961	4,571

Gross profit	20,229	14,162	13,139	12,962	12,539	11,351	9,146	7,785
Operating expenses:
Sales and marketing (1)	6,251	5,002	4,931	4,978	4,541	4,899	3,690	3,871
General and administrative (1)	5,841	4,772	4,634	4,452	4,486	4,839	4,417	4,042
Product development (1)	2,925	2,510	2,497	2,572	2,837	3,189	2,521	1,912
Stock-based compensation	86	72	97	97	121	412	444	550
Amortization of intangible assets	515	401	342	312	220	219	49	45
Merger-related costs	—	—	—	—	—	—	—	17
Restructuring charges	—	—	—	—	—	—	2,320	—

Total operating expenses	15,618	12,757	12,501	12,411	12,205	13,558	13,441	10,437

Income (loss) from operations	4,611	1,405	638	551	334	(2,207)	(4,295)	(2,652)
Interest income, net	675	716	934	1,039	1,490	1,641	1,501	1,277
Gain on sale of marketable securities	—	—	—	—	—	—	134	—
Other income (expense)	—	—	—	—	—	(10)	(17)	59

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	5,286	2,121	1,572	1,590	1,824	(576)	(2,677)	(1,316)
Provision for (benefit from) income taxes	16	196	233	385	(18)	200	118	(137)

Income (loss) before minority interest and cumulative effect of change in accounting principle	5,270	1,925	1,339	1,205	1,842	(776)	(2,795)	(1,179)
Minority share of (income) loss in consolidated subsidiary	76	82	(55)	(19)	(25)	(10)	(44)	64

Income (loss) before cumulative effect of change in accounting principle	5,346	2,007	1,284	1,186	1,817	(786)	(2,839)	(1,115)
Cumulative effect of change in accounting principle (2)	—	—	—	—	—	—	—	(7,649)

Net income (loss)	$5,346	$2,007	$1,284	$1,186	$1,817	$(786)	$(2,839)	$(8,764)

Basic net income (loss) per share	$0.07	$0.03	$0.02	$0.02	$0.02	$(0.01)	$(0.04)	$(0.14)
Diluted net income (loss) per share	$0.07	$0.03	$0.02	$0.02	$0.02	$(0.01)	$(0.04)	$(0.14)

(1)
Excludes stock-based compensation from the individual statements of operations line items as follows:

	Three-Month Period Ended
	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
Sales and marketing	$28	$23	$31	$31	$44	$130	$140	$174
General and administrative	44	37	50	50	54	212	228	285
Product development	14	12	16	16	23	70	76	91
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

Overview

        We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/web advertising, search marketing, email marketing, and affiliate marketing. Additionally, we provide software that assists advertising agencies with information management regarding their financial, workflow, and offline media buying and planning processes. The broad range of products and services that we provide enables our customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining our media, affiliate marketing and technology offerings with our experience in both online and offline marketing, we help our customers around the world optimize their marketing campaigns both on the Internet and through offline media.

        In prior periods, we operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction, Inc. ("Commission Junction") in December 2003, we reassessed our reportable operating segments and determined that we now have an additional reportable operating segment, Affiliate Marketing, which combines the operations of Be Free, Inc. ("Be Free") and Commission Junction. For prior periods, Be Free was included in the technology reporting segment. Accordingly, our prior period operating segment information has been reclassified to conform to 2003 presentation.

        We derive our revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

        MEDIA—Our Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary firms such as Search123.com, completed in May 2003, and Hi-Speed Media, completed in December 2003.

        We offer advertisers and agencies a range of online media solutions in the categories of Web/Display Advertising, Email Marketing, Lead Generation Marketing, and Search Marketing that are described in detail in Item 1 of this document. To accomplish this, we have partnered with thousands of online publishers to provide advertisers and agencies with access to one of the largest and most reputable online advertising networks, and we have employed rigorous network quality control and advanced proprietary targeting technology.

        Our Media services are sold on a variety of pricing models, including cost-per-impression (CPM), cost-per-click (CPC), cost-per-lead (CPL), and cost-per-action (CPA).

        AFFILIATE MARKETING—Our Affiliate Marketing segment operates through our wholly-owned subsidiaries Be Free acquired on May 23, 2002, and Commission Junction, acquired on December 7, 2003.

        Our affiliate marketing business includes technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, our affiliate marketing services enable our advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser's Website; analyze the effectiveness of the offers and affiliate partners; and track the commissions due to their affiliates.

        We offer affiliate marketing services that address the needs of advertisers that seek to build and manage a private-labeled network of third party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through our existing network of third party online affiliate publishers. Affiliate Marketing revenues are driven by a combination of fixed fees and variable compensation that is based on either a cost-per-lead (CPL) scenario or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

        TECHNOLOGY—Our Technology segment operates through our wholly-owned subsidiaries Mediaplex, Inc. (Mediaplex) and AdWare Systems, Inc. (AdWare), which were acquired on October 19, 2001.

        Our Mediaplex subsidiary offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising and email campaigns. Our Mediaplex products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. Mediaplex's revenues are primarily derived from software access and use charges paid by our software clients. These fees vary based on the client's use of the technology.

        AdWare is an applications service provider ("ASP") delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare's revenue is generated primarily from monthly service fees paid by customers over the service periods.

        Revenue, gross profit and total assets by segment are listed in the following table (in thousands). Media Segment revenue includes sales of certain Affiliate Marketing and Technology products made by Media operations outside the United States, amounting to $749,000 and $3,072,000, and $0 and $748,000, for the years ended 2003 and 2002, respectively.

	Revenue			Gross Profit			Total Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Media	$45,761	$30,252	$41,446	$23,212	$15,824	$22,026	$214,574	$129,895	$136,375
Affiliate Marketing	24,302	11,848	—	18,829	9,076	—	95,160	76,938	—
Technology	23,559	20,934	3,427	18,451	15,921	2,477	13,365	57,017	54,251
Intercompany eliminations	(1,106)	(480)	—	—	—	—	—	—	—

Total	$92,516	$62,554	$44,873	$60,492	$40,821	$24,503	$323,099	$263,850	$190,626

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2003 and 2002

        Revenue.    Net revenue from our Media, Affiliate Marketing and Technology segments accounted for $45.8 million, $24.3 million, and $22.4 million, respectively, resulting in net revenue for the year ended December 31, 2003 of $92.5 million compared to $62.6 million for 2002, an increase of $29.9 million or 47.9%. The increase in net revenue was a result of the inclusion of a full year of Be Free operations (versus seven months in the prior year), seven months of Search123 operations and one month of Commission Junction operations in the 2003 period, in addition to core growth in all three segments.

        Cost of Revenue.    Cost of revenue for the Media segment consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for both the Media and Technology segments also includes depreciation on revenue producing technologies and Internet access costs. Cost of revenue was $32.0 million for the year ended December 31, 2003 compared to $21.7 million for 2002, an increase of $10.3 million or 47.4%. Cost of revenue decreased as a percentage of net revenue over the 2002 period. This decrease, as well as the corresponding increase in the gross profit margin to 65.4% for the year ended December 31, 2003 from 65.3% for the 2002 fiscal year, was primarily attributable to higher margins in our Technology segment and the inclusion of one full year of results from Be Free at a higher margin, partially offset by a decline in margins for our Japan operations.

        Sales and Marketing.    Sales and marketing expense consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2003 were $21.2 million compared to $17.0 million for 2002, an increase of $4.2 million or 24.5%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing expense for Be Free for a full year and the addition of Search123 and Commission Junction for seven months and one month, respectively. Our sales and marketing costs as a percentage of revenue decreased to 22.9% for the year ended December 31, 2003 from 27.2% for 2002 due primarily to the productivity of our sales teams.

        General and Administrative.    General and administrative expense consists primarily of facilities costs, executive and administrative compensation and professional services and other administrative costs. General and administrative expense increased to $19.7 million for the year ended December 31, 2003 from $17.8 million in 2002, an increase of $1.9 million or 10.8%. Our general and administrative costs as a percentage of revenue decreased to 21.3% for the year ended December 31, 2003 from 28.4% for 2002. General and administrative cost increases due to the inclusion of Be Free for a full year and the addition of Search123 and Commission Junction for seven months and one month, respectively, were offset partially by on-going cost reduction activities. The decrease in general and administrative expense as a percent of revenue resulted from improved operating leverage and the on-going cost reduction efforts.

        Product Development.    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development costs were $10.5 million for the years ended December 31, 2003 and 2002. Product development cost increases resulting from the inclusion of Be Free for a full year and the addition of Search123 and Commission Junction for seven months and one month, respectively, were offset by continuing efforts to reduce the number of our co-location facilities and consolidate technology teams.

        Stock-Based Compensation.    Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date of the options were granted. Stock-based compensation expense for the year ended December 31, 2003 amounted to $352,000, which relates primarily to the amortization of existing deferred compensation recorded in prior periods for stock options and restricted shares. The decrease in stock-based compensation from $1.5 million for the year ended December 31, 2002 relates to our amortization method that charges to expense a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period. We anticipate higher stock-based compensation expense in 2004 due to deferred compensation recorded for options assumed in the Hi-Speed and Commission Junction acquisitions, which closed in December 2003.

        Amortization of Intangible Assets.    Amortization of intangible assets for the year ended December 31, 2003 of $1.6 million represents principally the amortization of intangible assets acquired through business combinations and purchased intellectual property. Amortization of intangible assets for the year ended December 31, 2002 of $533,000 represents principally the amortization of intangible assets acquired through business combinations. We anticipate higher amortization of intangible assets in 2004 due to additional intangible assets purchased in the Search 123, Hi-Speed Media and Commission Junction acquisitions, closed in 2003.

        For the year ended December 31, 2001, amortization of intangible assets also included the amortization of goodwill created as a result of the acquisitions of Bach Systems and a majority interest in ValueClick Japan.

        Merger-Related Costs.    Merger-related costs represent the direct transaction costs incurred related to the merger with Z Media in January 2001, accounted for as a pooling-of-interests.

        Restructuring charge.    In the second quarter of 2002 and in the fourth quarter of 2001, we recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain redundancies as a result of our acquisitions of Be Free and Mediaplex and primarily represent a provision for consolidating certain leased facilities, which will be paid out through 2010. As of December 31, 2003, $922,000 of the charges had been paid.

        Interest Income, Net.    Interest income, net principally consists of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $3.4 million for the year ended December 31, 2003 compared to $5.9 million for 2002. The decrease in interest income is attributable to a lower cash balance over the period primarily due to the purchase of ValueClick common stock under the stock repurchase program and the effects of decreasing average investment yields since 2001.

        Provision for Income Taxes.    For the year ended December 31, 2003, our provision for federal, state and foreign income taxes amounted to $830,000, compared to $163,000 for 2002. The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges. Additionally, income tax benefits from the available net operating losses are not fully reflected in the provision as the realization of these benefits is not deemed more likely than not.

        Minority Share of Income of ValueClick Japan.    For the year ended December 31, 2003, minority share of loss of ValueClick Japan was $84,000 compared to minority share of income of $15,000 for the year ended December 31, 2002. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.

        Cumulative Effect of a Change in Accounting Principle.    On January 1, 2002, we adopted the accounting standards set forth in SFAS No. 142, "Goodwill and other Intangible Assets." Although the application of this standard did not change our evaluation of our other identifiable intangible assets, the initial application of this statement resulted in an impairment of goodwill of $7.6 million to write down goodwill related to the Bach Systems and ValueClick Japan acquisitions. The amount of the impairment was estimated based on a valuation process that considered both the estimated present value of future cash flows and the application of market value to revenue multiples for comparable publicly traded companies to the projected and historical revenue of Bach Systems and ValueClick Japan. The impairment amount was reported as a cumulative effect of a change in accounting principle during the first quarter of 2002.

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2002 and 2001

        Revenue.    Net revenue from our Media segment, Affiliate Marketing segment, and our Technology segment accounted for $29.8 million, $11.9 million, and $20.9 million respectively, resulting in net revenue for the year ended December 31, 2002 of $62.6 million compared to $44.9 million for 2001, an increase of $17.7 million or 39.4%. The increase in net revenue was a result of the inclusion of the Technology segment in the 2002 period, with a full year of Mediaplex operations and seven months of Be Free operations. The decline in Media segment revenue reflects the continued effects of the generally weak U.S. and Japan economies and advertising markets, offset by increased media revenue in the Europe market.

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

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2002 were $17.0 million compared to $12.0 million for 2001, an increase of $5.0 million or 42.0%. The increase in sales and marketing expenses was due primarily to the addition of sales and marketing personnel for our Affiliate Marketing and Technology segments. Our sales and marketing costs as a percentage of revenue increased to 27.7% for the year ended December 31, 2002 from 26.7% for 2001 due primarily to the mix of sales and marketing personnel within our Affiliate Marketing and Technology segments.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and professional service and other public reporting fees. General and administrative expenses increased to $17.8 million for the year ended December 31, 2002 compared to $13.3 million for the 2001 year, an increase of $4.5 million or 33.7%. General and administrative expenses increased due primarily to the addition of facilities costs and additional executive and administrative personnel in our Affiliate Marketing and Technology segments offset by management's efforts to scale general and administrative costs in line with revenue, as well as cost reductions associated with the merger integration activities related to Mediaplex and Be Free.

        Product Development.    Product development costs include expenses for the development of new technologies designed to enhance the performance of our service, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development costs for the year ended December 31, 2002 were $10.5 million compared to $5.3 million for 2001, an increase of $5.2 million or 96.9%. The increase in product development expenses was due primarily to the addition of engineers and support personnel in our Affiliate Marketing and Technology segments as a result of the acquisitions of Mediaplex and Be Free.

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

        Amortization of Intangible Assets and Acquired Software.    Amortization of intangible assets for the year ended December 31, 2002 represents principally the amortization of software acquired through business combinations. For the year ended December 31, 2001, amortization of intangible assets also included the amortization of goodwill created as a result of the acquisitions of Bach Systems and a majority interest in ValueClick Japan.

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

Liquidity and Capital Resources

        Since our inception, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At December 31, 2003, our combined cash and cash equivalents and marketable securities balances totaled $220.1 million. Net cash provided by operating activities totaled $15.9 million for the year ended December 31, 2003 compared to

$1.7 million in the prior year and net cash used in operations of $5.0 million in 2001. The increases in both 2003 compared to 2002 and 2002 compared to 2001 are attributable primarily to increased income from operations.

        The net cash used in investing activities for the year ended December 31, 2003 of $0.5 million resulted primarily from the use of $18.5 million for acquisitions and $3.2 million for equipment purchases, offset by the net sale of marketable securities of $22.5 million, which was used to fund acquisitions and purchases of ValueClick common stock pursuant to the Stock Repurchase Program. For the year ended December 31, 2002, net cash provided by investing activities totaled $49.8 million, resulting primarily from the net sale of marketable securities, which was used primarily to fund purchases of ValueClick common stock pursuant to the Stock Repurchase Program. For the year ended December 31, 2001, net cash used in investing activities totaled $85.1 million and was due primarily from net purchases of marketable debt securities.

        Net cash used in financing activities for the year ended December 31, 2003 of $8.8 million resulted from the use of $9.2 million in market purchases of ValueClick common stock pursuant to the Stock Repurchase Program and the repayment of $1.8 million on notes payable, offset by net proceeds received from the exercise of stock options of $2.2 million. For the year ended December 31, 2002, net cash used in financing activities totaled $53.8 million, resulting from the use of $56.2 million in market purchases of ValueClick common stock pursuant to the Stock Repurchase Program and the repayment of $0.8 million on notes payable, offset by proceeds received from the exercise of stock options of $3.3 million. For the year ended December 31, 2001, net cash used in financing activities totaled $0.5 million, primarily attributable to the use of $0.7 million for purchases of ValueClick common stock pursuant to the Stock Repurchase Program.

Stock Repurchase Program

        In September 2001, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in October 2002. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2003 and since the initiation of the Stock Repurchase Program we had repurchased a total of approximately 26.3 million shares of our common stock for approximately $71.4 million, $68.0 million of which was purchased pursuant to the Stock Repurchase Program. As a result of the October 2002 increase to the Stock Repurchase Program, up to $7.0 million of our capital may be used to purchase shares of our outstanding common stock.

Commitments and Contingencies

        Future minimum lease payments under non-cancellable operating and capital leases and related sublease income with initial or remaining lease terms in excess of one year as of December 31, 2003 are as follows (in thousands):

Year Ending December 31	Capital Leases	Operating Lease Commitments	Operating Sublease Income
2004	$271	$4,595	$(557)
2005	189	2,130	(259)
2006	14	1,469	(259)
2007	—	1,215	(301)
2008	—	954	(253)
Thereafter	—	1,485	—

Total minimum lease payments	$474	$11,848	$(1,629)

        We have no other off-balance sheet obligations or guarantees.

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition Policy.  We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements". Under SAB 104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

    Our Media segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur or when lead-based information is delivered, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured and prices are fixed and determinable.

    Our Affiliate Marketing and Technology segment revenue is generated primarily from fixed fees for campaign management services and from application management services and professional services. Campaign management service revenue is recognized when the related services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. Application management services revenue is recognized as the services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. Application management services provide customers rights to access applications, hardware for the application access and customer service. Our customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue in the month or quarter in which minimum volume is exceeded.

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

  •
  Deferred Taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made consistent with prior periods. In evaluating the need for a valuation allowance at December 31, 2003, we evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109. The key factors evaluated included: significant cumulative losses with only a recent trend towards profitability; annual limitations on utilization of acquired net operating losses pursuant to Internal Revenue Code Section 382 and related expiration dates; limitations on the utilization of capital loss carryforwards and related expiration dates; potential for future stock option deductions to significantly reduce taxable income thus limiting the ability to utilize net operating loss carryforwards prior to expiration; and future income projections and tax planning strategies with the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis. Based upon an evaluation of these factors, we concluded that, with the exception of short-term net deferred tax asset temporary differences that will reverse in the next year, it is not more likely than not that the remaining deferred tax assets will be realized. In future periods we will reassess the available evidence and if we continue to meet our financial projections, generate improved and sustained taxable income and develop additional tax planning strategies, it is possible that we may develop enough positive evidence to release a portion or all of our valuation allowance in future periods.

  •
  Impairment of Long-Lived Assets and Goodwill.  We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 adopted on January 1, 2002 as discussed below in "Recently Issued Accounting Standards." These standards generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If significant events or circumstances occur in the future, we may be required to determine if any impairment charges are necessary to reduce the carrying value of these assets to fair value.

    We test goodwill for impairment in accordance with the provisions of statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" adopted on January 1, 2002. Accordingly, goodwill is tested at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. At December 31, 2003, our goodwill principally resides in the Affiliate Marketing and Media reporting units as a result of the 2003 acquisitions of Commission Junction (Affiliate Marketing reporting unit), Search 123 and High Speed Media (Media reporting unit). The Company has elected to test for goodwill impairment annually as of December 31. If significant declines in the fair value were to occur in the future related to our acquired businesses, impairment changes may be necessary to reduce the carrying value of goodwill to fair market value.

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

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. The application of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company adopted the disclosure requirements of this interpretation that were effective on December 31, 2002. The recognition provisions of the interpretation adopted were effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

        In January 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FAS 123" (SFAS No. 148). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in our consolidated financial statements for the year ended December 31, 2002 and began making the additional interim disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 did not have a material impact on our financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," clarifying accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

        In December 2003, the SEC issued SAB No. 104, "Revenue Recognition In Financial Statements". SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the December 2003 quarter did not have a material impact on our financial position, results of operations or cash flows.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the past three fiscal years ended December 31, 2003, 2002 and 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Marketable securities as of December 31, 2003 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. As of December 31, 2003, our investment in marketable securities had a weighted-average time to maturity of approximately 303 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of December 31, 2003, unrealized losses in our investments in marketable securities aggregated $77,000.

        During the year ended December 31, 2003, our investments in marketable securities yielded an effective interest rate of 1.77%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $1.8 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

        We transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Japan and ValueClick Europe, which denominate their transactions in Japanese Yen and primarily in U.K. pounds, respectively. The effect of foreign exchange rate fluctuations for the year ended December 31, 2003 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $2.1 million. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2003, we had $24.2 million in cash and cash equivalents denominated in foreign currencies, primarily the Japanese yen.

        Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        ValueClick, Inc. financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

        Changes in our internal control over financial reporting.    Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held June 3, 2004.

        We have adopted a Code of Ethics and Business Conduct (the "Code") within the meaning of Item 406(b) of Regulation S-K. The Code applies to our principal executive, financial and accounting officers, and our directors, employees, agents and consultants. The Code is publicly available on our website at www.valueclick.com under "Corporate Info". If we make substantive amendments to the Code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting officer, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held June 3, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,550,600	$4.17	5,700,923
Equity compensation plans not approved by security holders(2)	3,488,358	$10.42	—

Total	11,038,958	$6.15	5,700,923

(1)
For additional information with respect to the outstanding option pricing categories as of December 31, 2003, refer to Note 10 to the December 31, 2003 Consolidated Financial Statements included in the F-pages.

(2)
The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations. Such plans for Mediaplex and Be Free were indirectly approved in the related stockholder approvals of the respective mergers. The material features of these assumed stock option plans are described in note 10 to the December 31, 2003 consolidated financial statements included in the F-pages.

        The remaining information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held June 3, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held June 3, 2004.

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

Schedule II—Valuation and Qualifying Accounts	F-33
  3.
  Exhibits.    The Exhibits filed as part of this Annual Report are listed in Item 15(c) of this Annual Report on Form 10-K.

(b)
Reports on Form 8-K:

    Current Report on Form 8-K was filed on December 22, 2003 to report under Item 9 the issuance of a press release announcing the revised earnings guidance for the year ended December 31, 2004.(1)

    Current Report on Form 8-K was filed on December 22, 2003 to report under Item 5 the consummation of the acquisition of Hi-Speed Media, Inc. on December 17, 2003, and to report under Item 7 the exhibit for the related press release.

    Current Report on Form 8-K was filed on December 22, 2003 to report under Item 5 the announcement of intent to acquire Commission Junction, Inc., and to report under Item 7 the exhibit for the related press release.

    Current Report on Form 8-K was filed on December 15, 2003 to report under Item 5 the announcement of intent to acquire Hi-Speed Media, Inc., and to report under Item 7 the exhibit for the related press release.

    Current Report on Form 8-K was filed on December 10, 2003 to report under Item 9 the issuance of a press release announcing the revised earnings guidance for the fourth quarter and year ended December 31, 2003, and announcing guidance for the year ended December 31, 2004.(1)

    Current Report on Form 8-K was filed on October 28, 2003 to report under Item 12 the results for the fiscal quarter ended September 30, 2003.(1)

  (1)
  The information in these Form 8-Ks and the Exhibits attached thereto contain information that is furnished to the SEC and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such a filing.

(c)
Exhibits.

    The following exhibits are filed as part of, or are incorporated by reference in, this Report:

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corporation and Commission Junction, Inc.
2.2(2)	Agreement and Plan of Merger, dated as of May 30, 2003, by and among ValueClick, Search123.com Acquisition Corporation and Search123
2.3(3)	Agreement and Plan of Merger, dated as of March 20, 2002, by and among ValueClick, Bravo Acquisition I Corporation and Be Free, Inc.
2.4(4)	Agreement and Plan of Merger, dated as of July 1, 2001, by and among ValueClick, Mars Acquisition Corporation and Mediaplex, Inc.
3.1.1(5)	Amended and Restated Certificate of Incorporation of ValueClick
3.1.2(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ValueClick
3.2(5)	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(5)	Specimen stock certificate for the ValueClick common stock
4.3(11)
Rights Agreement, dated as of June 4, 2002, between ValueClick, Inc. and Mellon Investor Services LLC, a New Jersey limited liability company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.
10.1(5)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(5)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(5)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(5)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(5)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(5)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999

10.7(5)	Stock Purchase Agreement, dated August 6, 1999, by and between Jonathan Hendricksen and Timothy Williams and ValueClick
10.8(5)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and Todd Treusdell
10.9(5)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.10(5)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and Brian Coryat
10.11(5)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.12(6)†	1999 Stock Option Plan, as amended, and form of option agreement
10.13(7)†	2002 Stock Incentive Plan and form of option agreement
10.14(8)†	Key Employee Agreement between ValueClick and James R. Zarley dated January 1, 2002
10.15(9)†	Key Employee Agreement between ValueClick and Samuel J. Paisley dated January 1, 2002
10.16(10)†	Key Employee Agreement between ValueClick and Peter Wolfert dated January 1, 2002
10.18(5)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
10.19(5)	Stock Purchase Agreement, dated January 20, 2000, between Jonathan Hendriksen and Timothy Williams and ValueClick.
21.1	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Indicates a management contract or compensatory arrangement.

(1)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by ValueClick on February 23, 2004.

(2)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by ValueClick on June 11, 2003.

(3)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by ValueClick on March 11, 2002.

(4)
Incorporated by reference from Registration Statement on Form S-4 (File No. 333-655620, as amended, originally filed by ValueClick with the Securities and Exchange Commission on July 20, 2001.

(5)
Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999.

(6)
Incorporated by reference from Registration Statement on Form S-8 (File No. 333-61278) originally filed with the Securities and Exchange Commission on April 19, 2001).

(7)
Incorporated by reference from Registration Statement on Form S-8 (File No. 333-89396) originally filed with the Securities and Exchange Commission on May 30, 2002).

(8)
Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by ValueClick on March 28, 2003.

(9)
Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by ValueClick on March 28, 2003.

(10)
Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by ValueClick on March 28, 2003.

(11)
Incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed by ValueClick on June 14, 2002.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
ValueClick, Inc.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ValueClick, Inc. and its consolidated subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respect, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 19, 2004

VALUECLICK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$36,642	$27,066
Marketable securities	183,478	205,912
Accounts receivable, net of allowance for doubtful accounts of $2,060 and $1,892 as of December 31, 2003 and 2002, respectively	21,942	13,739
Prepaid expenses and other current assets	1,768	1,513
Income taxes receivable	440	578
Deferred tax assets	1,446	1,252

Total current assets	245,716	250,060
Property and equipment, net	10,559	9,237
Goodwill	49,375	—
Intangible assets, net	15,974	2,819
Other assets	1,475	1,734

Total assets	$323,099	$263,850

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$29,567	$13,654
Income taxes payable	811	218
Deferred revenue	1,264	739
Notes payable	—	307
Capital lease obligations	265	913

Total current liabilities	31,907	15,831
Notes payable, less current portion	—	608
Capital lease obligations, less current portion	187	337
Deferred tax liabilities	1,996	—
Other non-current liabilities	3,493	3,681

Total liabilities	37,583	20,457

Minority interest in consolidated subsidiary	11,309	11,412
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 77,953,774 and 99,118,475 shares issued and outstanding at December 31, 2003 and 2002, respectively;	78	99
Additional paid-in capital	339,597	370,438
Treasury stock, at cost, 0 and 22,853,073 shares at December 31, 2003 and 2002, respectively	—	(60,883)
Deferred stock compensation	(1,163)	(473)
Accumulated other comprehensive income (loss)	78	(2,994)
Accumulated deficit	(64,383)	(74,206)

Total stockholders' equity	274,207	231,981

Total liabilities and stockholders' equity	$323,099	$263,850

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenue	$92,516	$62,554	$44,873
Cost of revenue	32,024	21,733	20,370

Gross profit	60,492	40,821	24,503
Operating expenses:
Sales and marketing (excludes stock-based compensation of $113, $488, and $864 for 2003, 2002 and 2001, respectively)	21,162	17,001	11,976
General and administrative (excludes stock-based compensation of $181, $779, and $1,376 for 2003, 2002 and 2001, respectively)	19,699	17,784	13,301
Product development (excludes stock-based compensation of $58, $260, and $459 for 2003, 2002 and 2001, respectively)	10,504	10,459	5,313
Stock-based compensation	352	1,527	2,699
Amortization of intangibles and acquired software	1,570	533	1,875
Merger-related costs	—	17	1,787
Restructuring charges	—	2,320	515

Total operating expenses	53,287	49,641	37,466

Income (loss) from operations	7,205	(8,820)	(12,963)
Interest income, net	3,364	5,909	5,051
Gain on sale of marketable securities	—	134	701
Other income (expense)	—	32	(5)

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	10,569	(2,745)	(7,216)
Provision for income taxes	830	163	34

Net income (loss) before minority interest and cumulative effect of a change in accounting principle	9,739	(2,908)	(7,250)
Minority share of loss (income) in consolidated subsidiary	84	(15)	32

Net income (loss) before cumulative effect of a change in accounting principle	9,823	(2,923)	(7,218)
Cumulative effect of a change in accounting principle	—	(7,649)	—

Net income (loss)	$9,823	$(10,572)	$(7,218)

Basic and diluted net income (loss) per common share before cumulative effect of a change in accounting principle	$0.13	$(0.04)	$(0.20)
Basic and diluted per share effect of a change in accounting principle	—	(0.10)	—

Basic and diluted net income (loss) per common share	$0.13	$(0.14)	$(0.20)

Shares used to calculate basic net income (loss) per common share	74,300	73,744	37,058

Shares used to calculate diluted net income (loss) per common share	78,436	73,744	37,058

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock				Deferred Stock Compensation Loss
					Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2000	402,103	—	36,029,778	37	190,595	(574)	(4,529)	(1,620)	(56,416)	127,493
Conversion of preferred stock upon merger	(402,103)	—	402,103	—	—	—	—	—	—	—
Stock issued in the Bach Systems purchase business combination	—	—	768,439	1	1,688	—	—	—	—	1,689
Stock issued in the Mediaplex purchase business combination	—	—	15,084,898	15	46,160	—	—	—	—	46,175
Purchase of treasury shares	—	—	—	—	—	(739)	—	—	—	(739)
Conversion of acquired company's purchased stock to treasury stock	—	—	—	—	—	(1,646)	—	—	—	(1,646)
Deferred stock compensation	—	—	—	—	282	—	(282)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	2,699	—	—	2,699
Deferred compensation adjustment for forfeited stock options	—	—	—	—	(659)	—	659	—	—	—
Exercise of common stock options	—	—	207,749	—	206	—	—	—	—	206
Exercise of common stock warrants	—	—	205,650	—	250	—	—	—	—	250
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(7,218)	(7,218)
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	—	281	—	281
Foreign currency translation	—	—	—	—	—	—	—	(3,683)	—	(3,683)

Total comprehensive loss	—	—	—	—	—	—	—	(3,402)	(7,218)	(10,620)

Balance at December 31, 2001	—	—	52,698,617	53	238,522	(2,959)	(1,453)	(5,022)	(63,634)	165,507
Stock issued in the Be Free purchase business combination	—	—	43,361,717	43	127,252	—	—	—	—	127,295
Stock issued in the Bach Systems purchase business combination	—	—	259,375	1	633	—	—	—	—	634
Purchase of treasury shares	—	—	—	—	—	(56,250)	—	—	—	(56,250)
Conversion of acquired company's purchased stock to treasury stock	—	—	—	—	—	(1,674)	—	—	—	(1,674)
Deferred stock compensation	—	—	—	—	547	—	(547)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	1,527	—	—	1,527
Exercise of common stock options	—	—	2,798,766	2	3,259	—	—	—	—	3,261
Tax benefit from the exercise of stock options	—	—	—	—	225	—	—	—	—	225
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,572)	(10,572)
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	—	(430)	—	(430)
Foreign currency translation	—	—	—	—	—	—	—	2,458	—	2,458

Total comprehensive loss	—	—	—	—	—	—	—	2,028	(10,572)	(8,544)

Balance at December 31, 2002	—	—	99,118,475	$99	$370,438	$(60,883)	$(473)	$(2,994)	$(74,206)	$231,981
Amortization of stock-based compensation	—	—	—	—	—	—	352	—	—	352
Exercise of common stock options	—	—	2,085,969	2	2,186	—	—	—	—	2,188
Deferred stock compensation	—	—	—	—	1,042	—	(1,042)	—	—	—
Issuance of shares in purchase transaction—Commission Junction	—	—	3,018,586	3	29,428	—	—	—	—	29,431
Assumed options in the Commission Junction and Hi-Speed Media business combinations	—	—	—	—	6,521	—	—	—	—	6,521
Purchase of treasury stock	—	—	—	—	—	(9,161)	—	—	—	(9,161)
Retirement of treasury stock	—	—	(26,269,256)	(26)	(70,018)	70,044	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	9,823	9,823
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	—	87	—	87
Foreign currency translation	—	—	—	—	—	—	—	2,985	—	2,985

Total comprehensive income	—	—	—	—	—	—	—	3,072	9,823	12,895

Balance at December 31, 2003	—	—	77,953,774	$78	$339,597	—	$(1,163)	$78	$(64,383)	$274,207

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$9,823	$(10,572)	$(7,218)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,531	5,325	3,848
Cumulative effect of change in accounting principle	—	7,649	—
Restructuring charge	—	2,320	—
Provision for doubtful accounts	1,213	1,409	1,751
Stock-based compensation	352	1,527	2,699
Gain on sale of marketable securities	—	(134)	(701)
Minority interest in ValueClick Japan	(84)	17	(32)
Gain on the ValueClick Japan stock issuance	—	10	—
Benefit from deferred taxes	(112)	(186)	(37)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,106)	(3,019)	4,134
Prepaid expenses and other assets	567	2,055	182
Accounts payable and accrued liabilities	4,657	(4,512)	(6,328)
Income taxes receivable/payable	449	812	(2,937)
Deferred revenue	523	(917)	(402)
Other non-current liabilities	(885)	(49)	—

Net cash provided by (used in) operating activities	15,928	1,735	(5,041)

Cash flows from investing activities:
Net proceeds from the sale of marketable securities	25,792	66,183	6,947
Purchases of marketable debt securities	(3,758)	(11,120)	(91,698)
Purchases of marketable equity securities	—	(1,645)	(1,646)
Net cash (paid for) acquired in business combinations	(18,513)	(212)	4,461
Purchases of property and equipment	(3,241)	(2,344)	(1,849)
Purchases of intangible assets	(811)	(1,067)	(66)
Investment in ValueClick Japan	—	—	(1,281)

Net cash (used in) provided by investing activities	(531)	49,765	(85,132)

Cash flows from financing activities:
Purchase of treasury shares	(9,161)	(56,248)	(739)
Repayments on debt	(1,833)	(796)	(174)
Net proceeds from exercises of stock options and warrants	2,188	3,261	456

Net cash (used in) financing activities	(8,806)	(53,783)	(457)
Effect of currency translations	2,985	2,458	(3,683)

Net increase (decrease) in cash and cash equivalents	9,576	175	(94,313)
Cash and cash equivalents, beginning of period	27,066	26,891	121,204

Cash and cash equivalents, end of period	$36,642	$27,066	$26,891

Supplemental disclosures of cash flow information:
Cash paid for interest	$52	$109	$30

Cash paid for taxes	$511	$670	$2,937

Non-cash investing and financing activities:
Issuance of common stock in the Commission Junction, Inc. acquisition	$29,431	$—	$—

Issuance of common stock in the Be Free, Inc. acquisition	$—	$127,295	$—

Purchase of Patent license through payables	$—	$788	$—

Issuance of common stock in the Mediaplex, Inc. acquisition	$—	$—	$46,175

Issuance of common stock in the Bach Systems, Inc. acquisition	$—	$634	$1,689

Conversion of acquired company's purchased stock to treasury stock	$—	$1,645	$1,646

Finance of Director and Officer Insurance	$—	$—	$912

Effect of Acquisitions:
Marketable securities	$—	$(124,948)	$(44,357)
Accounts receivable, net	(1,310)	(3,103)	(1,937)
Prepaid expenses and other current assets	(535)	(1,650)	(456)
Property and equipment, net	(2,789)	(5,272)	(3,998)
Goodwill	(49,375)	—	—
Intangible assets, net	(14,703)	(1,013)	—
Other assets	(47)	(1,222)	(870)
Accounts payable and accrued expenses	12,015	3,373	7,790
Deferred revenue	2	1,563	49
Income taxes payable	281	—	—
Notes payable	—	1,426	641
Other non-current liabilities	—	1,377	33
Deferred tax liabilities	1,996	—	—
Additional paid-in capital	36,994	129,257	47,566
Deferred stock compensation	(1,042)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        ValueClick, Inc., and its subsidiaries ("ValueClick" or "the Company") offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/web advertising, search marketing, email marketing, and affiliate marketing. Additionally, the Company provides software that assists advertising agencies with information management regarding their financial, workflow, and offline media buying and planning processes. The broad range of products and services that the Company provides enables its customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining the Company's media, affiliate marketing and technology offerings with its experience in both online and offline marketing, the Company helps its customers optimize their marketing campaigns both on the Internet and through offline media.

        In prior periods, the Company operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction, Inc. ("Commission Junction") in December 2003, management reassessed the Company's reportable operating segments and determined that the Company now has an additional reportable operating segment, Affiliate Marketing, which combines the operations of Be Free, Inc. ("Be Free") and Commission Junction. For prior periods, Be Free was included in the Technology reporting segment. Accordingly, prior period operating segment information has been reclassified to conform to 2003 presentation.

        The Company derives its revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

        MEDIA—ValueClick's Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. The Company's Media segment has grown both organically and through the acquisition of complementary firms such as Search123.com, completed in May 2003, and Hi-Speed Media, completed in December 2003.

        The Company offers advertisers and agencies a range of online media solutions in the categories of Web/Display Advertising, Email Marketing, Lead Generation Marketing, and Search Marketing. The Company has aggregated thousands of online publishers to provide advertisers and agencies with access to one of the largest online advertising networks.

        The Company's Media services are sold on a variety of pricing models, including cost-per-impression (CPM), cost-per-click (CPC), cost-per-lead (CPL), and cost-per-action (CPA).

        AFFILIATE MARKETING—The ValueClick Affiliate Marketing segment operates through its wholly-owned subsidiaries Be Free, acquired on May 23, 2002, and Commission Junction, acquired on December 7, 2003.

        The Company's Affiliate Marketing segment offers technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, the Company's affiliate marketing services enable its advertiser clients to: build relationships with affiliate partners, manage the offers they make available to their affiliate partners, track the online traffic, leads and sales that these offers drive to the advertiser's Website, analyze the effectiveness of the offers and affiliate partners and track the commissions due to their affiliates.

        ValueClick's affiliate marketing services address the needs of advertisers that seek to build and manage a private-labeled network of third party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through the Company's existing network of third party online affiliate publishers. Affiliate Marketing revenues are driven by a combination of fixed fees and variable compensation that is based on either a cost-per-lead (CPL) basis or on a percentage of transaction revenue generated from the programs managed with the Company's affiliate marketing platforms.

        TECHNOLOGY—ValueClick's Technology segment operates through its wholly-owned subsidiaries Mediaplex, Inc. ("Mediaplex") and AdWare Systems, Inc. ("AdWare"), which were acquired on October 19, 2001.

        Mediaplex offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising and email campaigns. Mediaplex's products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer's enterprise data system and to provide ongoing campaign optimization. Mediaplex's revenues are primarily derived from software access and use charges paid by its software clients. These fees vary based on the client's use of the technology.

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

Use of Estimates and Critical Accounting Policies

        Accounting principles generally accepted in the United States require management of the Company to make estimates and assumptions in the preparation of these consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

        The most significant areas that require management judgment are revenue recognition, allowance for doubtful accounts, deferred income taxes, impairment of long-lived assets and goodwill, and contingencies and litigation. The accounting policies for these areas are discussed in this or other footnotes to these consolidated financial statements.

Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents consist of money market accounts.

Marketable Securities

        Marketable securities are classified as available-for-sale and accordingly are recorded at fair value with unrealized gains and losses reflected as a separate component of stockholders' equity, net of tax, until realized or until a determination is made that an other than temporary decline in market value has occurred. Factors considered by management in assessing whether an other than temporary impairment has occurred include: fair value is significantly below cost for a significant period of time, generally six months or more; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; and whether the Company has both the ability and intent to hold the investment. When it is determined that an other than temporary impairment has occurred, the investment is permanently written down to the market value at the end of the period in which it is determined that an other than temporary decline has occurred. The cost of securities sold is based upon the specific identification method.

        Marketable securities at December 31, 2003 are comprised of investment grade corporate debt securities with an aggregate cost and estimated fair value of $183.6 million and $183.5 million, respectively. At December 31, 2002, the aggregate cost and estimated fair value of these financial instruments totaled $205.9 million.

Property and Equipment

        Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Leasehold improvements are amortized over their estimated useful lives, or the term of the lease, whichever is shorter.

Goodwill

        The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," adopted on January 1, 2002 (see Note 4). Accordingly, goodwill is tested at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. At December 31, 2003, the Company's goodwill principally resides in the Affiliate Marketing and Media reporting units as a result of the 2003 acquisitions of Commission Junction (Affiliate Marketing), Search 123 and Hi-Speed Media (Media). The Company has elected to test for goodwill impairment annually as of December 31.

Long-lived Assets

        Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value may not be recoverable include: significant changes in performance relative to expected historical or projected future operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets carrying value and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair market value of the asset.

Revenue Recognition

        The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements". Under SAB 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

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

        Revenue for the Company's Affiliate Marketing and Technology segments is generated primarily from fees for campaign management services and from application management services and professional services. Affiliate marketing and campaign management service revenue is recognized when the related services are performed, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. The Company's application management services provide customers rights to access applications, hardware for the application access and customer service. The Company's customers do not have the right to take possession of the software at any time during the hosting agreement or at its termination. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue by the Company in the month or quarter in which minimum volume is exceeded.

        Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which cash receipt is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain or when cash is received for previously performed services. To date, the Company has not had any barter transactions.

Cost of Revenue

        Cost of revenue consists of payments to third-party owners of Web sites, online newsletters and email lists, in the Company's Network, telecommunication costs and depreciation of equipment related to the Company's ad-delivery and affiliate marketing infrastructure.

Sales and Marketing

        Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses for the Company's sales force, and advertising costs.

        Advertising costs are expensed as incurred and totaled approximately $235,000, $129,000 and $979,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

General and Administrative

        General and administrative expenses include facility costs, professional service fees, salaries, related benefits and expenses for the executive, finance, legal and human resources personnel, and other general overhead costs.

Product Development

        Product development costs include expenses for the development of new technologies designed to enhance the performance of the Company's service, including the salaries and related expenses for its software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. The Company follows the guidance of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of December 31, 2003, capitalized software development costs aggregated $473,000 net of related accumulated amortization of $1,085,000, compared to capitalized software development costs aggregated $841,000 net of related accumulated amortization of $233,000 as of December 31, 2002. Capitalized software costs are being amortized over 18 months. There were no capitalized software development costs as of December 31, 2001.

Stock-based Compensation

        At December 31, 2003, the Company has six stock-based employee compensation plans which are described more fully in Note 9. The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations of FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation." Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

        Certain options have been granted or assumed with exercise prices below the market value of the underlying common stock on the grant date or assumption date in business combinations. The following table illustrates the effect on stock-based compensation, net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," using the Black-Scholes option pricing model, to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2003	2002	2001
Stock-based compensation:
As reported	$352	$1,527	$2,699
Additional stock-based compensation expense determined under the fair value method	5,298	2,172	3,803

Pro forma	$5,650	$3,699	$6,502

Net income (loss):
As reported	$9,823	$(10,572)	$(7,218)
Additional stock-based compensation expense determined under the fair value method	5,298	2,172	3,803

Pro forma	$4,525	$(12,744)	$(11,021)

Net income (loss) per share—basic and diluted:
As reported	$0.13	$(0.14)	$(0.20)
Per share effect of additional stock-based compensation expense determined under the fair value method	$0.07	$(0.03)	$(0.10)

Pro forma	$0.06	$(0.17)	$(0.30)

Foreign Currency Translation

        The Company's foreign subsidiaries measure their operations in the local currency and translate these operations into U.S. dollars for purposes of consolidation.

        Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end exchange rate while revenue and expenses are translated at the average rates in effect for the period. The effects of these translation adjustments are reported in a separate component of stockholders' equity. Transaction gains and losses are included in the statement of operations and were not significant for the years ended December 31, 2003, 2002 and 2001.

Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited in local currency with major financial institutions in the United States, Europe and Japan; at most times, such balances with any one financial institution may be in excess of FDIC insurance limits. Credit is extended to customers based on an evaluation of their financial condition.

The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts. To date such losses, if any, have been within management's expectations. At December 31, 2003 and 2002, no customer comprised more than 10% of accounts receivable. For the years ended December 31, 2003 and 2001, no customer comprised more than 10% of total revenue. For the year ended December 31, 2002, one customer accounted for 14.5% of total revenue.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at historical basis. At December 31, 2003 and 2002, the fair values of these instruments approximated their financial statement carrying amounts because of the short-term maturity of these instruments. The historical basis of the Company's notes payable approximates the fair value based on quoted market prices for the same or similar issues offered to the Company or its subsidiaries for debt with the same or similar remaining maturities.

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

Basic and Diluted Net Income (Loss) Per Share

        The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". Basic and diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average shares of common stock outstanding for the period.

Comprehensive Income (Loss)

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income (loss), relate to foreign currency translation adjustments for all periods presented and unrealized gains on marketable securities for the years ended December 31, 2003 and 2002.

        As of December 31, 2003, the Company has $77,000 in unrealized losses on marketable securities and has reported such losses, net of tax, in comprehensive income.

Reclassifications

        Certain reclassifications have been made to 2002 amounts to conform to 2003 presentation.

Business Segments

        The Company uses the "management approach" defined in SFAS No. 131 "Disclosures About Segments at an Enterprise and Related Information", to identify its reportable business segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's reportable segments.

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. The application of SFAS No. 146 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company adopted the disclosure requirements of this interpretation that were effective on December 31, 2002. The recognition provisions of the interpretation adopted were effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In January 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FAS 123" (SFAS No. 148). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS No. 148 in its consolidated financial statements for the year ended December 31, 2002 and began making the additional interim disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 did not have a material impact the Company's financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," clarifying accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of SFAS No. 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2003, the SEC issued SAB No. 104, "Revenue Recognition In Financial Statements". SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the December 2003 quarter did not have a material impact on the Company's financial position, results of operations or cash flows.

2. Recent Business Combinations and Investments

Purchases

        Hi-Speed Media, Inc.    On December 17, 2003, the Company completed its acquisition of Hi-Speed Media, Inc., a California corporation ("Hi-Speed Media"), pursuant to an Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, Inc., HS Acquisition Corp., a wholly-owned subsidiary of ValueClick, Hi-Speed Media, the shareholders of Hi-Speed Media and Farshad Fardad, in his capacity as Shareholder Agent. Hi-Speed Media provides e-mail marketing services.

        ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Hi-Speed Media's operations are included in the Company's consolidated financial statements from the beginning of the period closest to the acquisition date. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Hi-Speed Media for an aggregate purchase price of approximately $9.0 million in cash and additional contingent cash consideration of up to $1.0 million per quarter, assuming the achievement of certain revenue and operating income milestones over the eight quarters beginning January 1, 2004. In connection with the transaction, Hi-Speed Media's outstanding employee stock options were converted into options to purchase approximately 80,000 shares of ValueClick common stock valued at $0.4 million using the Black-Scholes option pricing model. Identifiable intangible assets and goodwill of approximately $3.8 million and $7.9 million, respectively, have been recorded related to this acquisition.

        Commission Junction, Inc.    On December 7, 2003, the Company completed its acquisition of Commission Junction, Inc., a Delaware corporation ("Commission Junction"), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corp., a wholly-owned subsidiary of ValueClick, Commission Junction and Idealab Holdings LLC, a Delaware limited liability company, in its capacity as Stockholder Agent. Pursuant to the terms of the merger agreement, Commission Junction was merged with and into NCJ Acquisition and became a wholly-owned subsidiary of ValueClick. Commission Junction is an affiliate marketing business, which provides technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs.

        ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Commission Junction's operations are included in the Company's consolidated financial statements from the beginning of the period closest to the acquisition date. Pursuant to the terms of the agreement, ValueClick acquired all the outstanding capital stock in Commission Junction for approximately 3.0 million shares of ValueClick common stock valued at approximately $29.5 million, approximately $26.1 million in cash and transaction costs of $0.4 million. Additionally, outstanding options to acquire common stock of Commission Junction were converted into an aggregate of 1.2 million options to acquire ValueClick common stock valued at approximately $6.1 million using the Black-Scholes option pricing model. Identifiable intangible assets and goodwill of approximately $9.7 million and $37.5 million, respectively, have been recorded related to this acquisition.

        Search123.com Inc.    On May 30, 2003, the Company completed its acquisition of Search123.com Inc. ("Search123"). Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Search123, with Search123 surviving as a wholly-owned subsidiary of ValueClick. Search123 is a search marketing company that allows marketers to find prospective customers who are actively engaged in researching and buying products and services online.

        ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Search123's operations are included in the Company's consolidated financial statements from the beginning of the accounting period closest to the acquisition date. The aggregate consideration, constituting the purchase price of approximately $4.9 million, included a cash payment of $3.2 million, the assumption of a net working capital deficit of $1.5 million and transaction costs of approximately $200,000. Identifiable intangible assets and goodwill of approximately $1.4 million and $4.0 million, respectively, have been recorded related to this acquisition.

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

        The Company accounted for the acquisition under the purchase method. Accordingly, the results of Be Free's operations are included in the Company's consolidated financial statements from the beginning of the accounting period closest to the acquisition date. The aggregate consideration constituting the purchase price of approximately $129.3 million, includes the issuance of 43,361,717 shares of common stock valued at approximately $122.3 million (based on the average common stock price for the public announcement date and the day before, the day of and after that date), the assumption of options and warrants to purchase an aggregate of 4,164,918 shares of common stock valued at $5.0 million using the Black-Scholes option pricing model and transaction costs of approximately $2.0 million, which include legal fees, accounting fees, and fees for other related professional services.

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

        ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Mediaplex's operations are included in the Company's consolidated financial statements from the beginning of the accounting period closest to the acquisition date. The aggregate consideration constituting the purchase price of approximately $47.6 million at closing, includes the issuance of 15,084,898 shares of common stock valued at approximately $42.7 million (based on the average ValueClick common stock price for the public announcement date and the five trading before and after that date), the assumption options and warrants to purchase an aggregate of 2,968,562 shares of common stock valued at $3.4 million and transaction costs of approximately $1.5 million, which include legal fees, accounting fees, and fees for other related professional services.

        The purchase price approximated the fair value of the tangible net assets acquired.

        The historical operating results of Hi-Speed Media, Commission Junction, Search123, and Be Free prior to the beginning of the accounting period closest to the acquisition date have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 2003 and 2002 as if these acquisitions had been effective as of January 1, 2002 is as follows (in thousands, except per share data):

	2003	2002
Revenue	$116,588	$89,941
Net income (loss) before cumulative effect of a change in accounting principle	$10,271	$(7,929)
Net income (loss) attributable to its common shareholders	$10,271	$(15,578)
Basic net income (loss) per share	$0.14	$(0.17)
Diluted net income (loss) per share	$0.13	$(0.17)

Pooling-of-interest

        Z Media, Inc.    On December 18, 2000, ValueClick, Z Media and Z Media Acquisition Corp., a wholly-owned subsidiary of ValueClick, entered into an Agreement and Plan of Merger, under which ValueClick agreed to acquire Z Media. The merger was completed on January 31, 2001. On that date, Z Media was merged with and into Z Media Acquisition Corp., which became the surviving corporation and a wholly-owned subsidiary of ValueClick. ValueClick accounted for the merger as a pooling-of-interests, and as such, the consolidated financial statements were restated to include Z Media's financial data as if the Z Media had always been a part of ValueClick.

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

        Merger-related costs of $17,000 included in the consolidated statements of operations for the year ended December 31, 2002 was comprised of direct transaction and other costs related to the Z Media merger.

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

4. Goodwill and Intangibles

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

        With the adoption of SFAS No. 142, amortization of goodwill ceased on January 1, 2002. Pro forma net loss and basic and diluted net loss per common share for the year ended December 31, 2001, excluding amortization of goodwill is as follows (in thousands, except per share data):

Year Ended December 31, 2001
Reported net loss	$(7,218)
Add back: Goodwill amortization	1,722

Pro forma net loss	$(5,496)

Reported basic and diluted net loss per common share	$(0.20)
Add back: Goodwill amortization	0.05

Pro forma basic and diluted net loss per common share	$(1.69)

        As of December 31, 2003 and 2002, all other intangible assets were subject to amortization. A summary of goodwill and other intangible assets as of December 31, 2003 and 2002 is set forth below (in thousands):

	Gross Balance	Accumulated Amortization	Amount Carrying
December 31, 2003:
Goodwill	$49,375	$—	$49,375
Customer relationships	11,092	(189)	10,903
Other	7,367	(2,296)	5,071

Total intangible assets	$67,834	(2,485)	$65,349

December 31, 2002:
Patent license	$1,841	—	$1,841
Other	1,892	(914)	978

Total goodwill and intangible assets	$3,733	$(914)	$2,819

        Intangible assets created as a result of acquisitions during 2003 include customer relationships, acquired technology and tradename intangibles that are being amortized using the straight-line method over the periods benefited, ranging from 2 to 7 years.

        In 2003, $49.4 million and $14.8 million were added to the goodwill and intangible asset balances, respectively, related to the purchases of Search123, Commission Junction and Hi-Speed Media. In 2002, $1.0 million was added to the intangible asset balance as part of the purchase of Be Free, Inc. attributable to acquired technology and $1.8 million related to a patent license acquisition. Amortization expense for all intangible assets was $1,570,000 and $533,000 for the years ended December 31, 2003 and 2002, respectively. Estimated intangible asset amortization expense remaining for the next five years ending December 31 is as follows (amounts in thousands):

2004	$3,455
2005	$3,402
2006	$3,257
2007	$2,403
2008	$1,658

5. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Computer equipment and purchased software	$22,321	$17,282
Furniture and equipment	3,124	2,770
Vehicles	35	41
Leasehold improvements	558	445

	26,038	20,538
Less: accumulated depreciation and amortization	(15,479)	(11,301)

	$10,559	$9,237

6. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2003	2002
Accounts payable	$3,154	$1,714
Accrued payments to third-party web sites	11,286	3,940
Other accrued liabilities	15,127	8,000

	$29,567	$13,654

7. Income Taxes

        The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 is comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$566	$(413)	$(280)
State	321	406	21
Foreign	55	131	330

	$942	$124	$71
Deferred:
Federal	(30)	$(144)	$(32)
State	—	(42)	(5)
Foreign	(82)	—	—

	(112)	(186)	(37)
Equity:	—	225	—

Provision for income taxes	$830	$163	$34

        The components of the deferred tax assets at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating losses	$65,932	$52,227
Capital loss carry-forward	26,438	26,438
Depreciation and amortization	7,891	9,231
Other	4,594	2,557

Gross deferred tax assets	104,855	90,453
Valuation allowance	(93,907)	(83,412)

Net deferred tax assets	10,948	7,041
Deferred tax liabilities:
Capital gains on issuance of ValueClick Japan Stock	5,454	5,454
Acquired intangibles	5,876	—
Other	168	335

Total deferred tax liabilities	11,498	5,789

Net deferred tax assets (liabilities)	$(550)	$1,252

Current portion of net deferred tax assets	$1,446	$1,252
Long-term portion of net deferred tax liabilities	$1,996	$—

        Consistent with prior periods, in evaluating the need for a valuation allowance at December 31, 2003, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109. The key factors evaluated included: significant cumulative losses with only a recent trend towards profitability; annual limitations on utilization of acquired net operating losses pursuant to Internal Revenue Code Section 382 and related expiration dates; limitations on the utilization of capital loss carryforwards and related expiration dates; potential for future stock option deductions to significantly reduce taxable income thus limiting the ability to utilize net operating loss carryforwards prior to expiration; and future income projections and tax planning strategies with the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis. Based upon an evaluation of these factors, the Company concluded that, with the exception of short-term net deferred tax asset temporary differences that will reverse in the next year, it is not more likely than not that the remaining deferred tax assets will be realized. In future periods the Company will reassess the available evidence and if the Company continues to meet its financial projections, generates improved and sustained taxable income and develops additional tax planning strategies, it is possible that the Company may develop enough positive evidence to release a portion or all its valuation allowance in future periods.

        The increase in gross deferred tax assets during 2003 is primarily attributable to acquired net operating loss-carryforwards and other tax assets of Commission Junction. At December 31, 2003, the Company had net operating loss carry-forwards for federal and state purposes of $180.6 million and $76.2 million, respectively, and had capital loss carry-forwards for federal and state purposes of

$66.2 million. The federal and state net operating losses begin to expire in 2011 and 2004, respectively, and the capital loss carryforwards expire in 2005 and 2006.

        The overall effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2003, 2002 and 2001 as follows:

	Year Ended December 31,
	2003	2002	2001
Tax provision (benefit) based on the federal statutory rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.0	6.6	(6.1)
Stock based compensation	2.2	—	11.6
Non-deductible amortization / impairment	—	1.0	4.2
Non-deductible merger-related costs	—	—	3.0
Effects of foreign income	(0.3)	—	6.9
Federal effect of state rate change	—	2.5	6.9
Deferred tax recognition for prior acquisition	—	—	8.6
Adjustment to valuation allowance, net of purchase accounting adjustments	(34.0)	28.8	—
Other, net	2.9	1.0	(0.6)

	7.8%	5.9%	0.5%

8. Capitalization

Warrants

        In connection with the Mediaplex acquisition, the Company assumed a fully vested warrant to purchase 205,650 shares of common stock at $1.22 per share. The warrant was exercised during 2001.

Treasury Stock

        In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2003, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.3 million shares of the Company's common stock for approximately $71.4 million, $68.0 million of which was purchased pursuant to the Stock Repurchase Program. All purchases of treasury stock have been retired. As December 31, 2003 up to an additional $7.0 million of the Company's capital may be used to purchase shares of the Company's outstanding common stock under the Stock Repurchase Program.

Stockholder Rights Plan

        On June 4, 2002, the board of directors of ValueClick, Inc. declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock. The dividend was payable on June 14, 2002 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one-thousandth of a share of Series A junior participating preferred stock of the Company at a price of $25.00 per unit. The description and terms of the rights are set forth in a rights agreement, dated as of June 4, 2002, by and between the Company and Mellon Investor Services LLC, a New Jersey limited liability Company, as Rights Agent.

        Until the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding common stock or (ii) ten business days (or such later date as may be determined by action of the Company's board of directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the bidder's beneficial ownership of 15% or more of the outstanding common stock (the earlier of such dates being called the distribution date), the rights will be evidenced by the Company's common stock certificates.

        The rights are not exercisable until the distribution date. The rights will expire at the close of business on June 4, 2012 unless the final expiration date is extended or the rights are earlier redeemed or exchanged by the Company.

        The Series A preferred stock purchasable upon exercise of the rights will not be redeemable. Each share of Series A preferred stock will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, the holders of the shares of Series A preferred stock will be entitled to a payment of 1,000 times the payment made per share of common stock. Each share of Series A preferred stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A preferred stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary anti-dilution provisions.

        The terms of the rights may be amended by the board of directors of the Company without the consent of the holders of the rights except that from and after such time that there is an acquiring person no amendment may adversely affect the interests of the holders of the rights.

        Until a right is exercised, the holder of a right will have no rights by virtue of ownership as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

9. Stock Options

2002 Stock Option Plan

        On May 23, 2002, the Board of Directors adopted and the stockholders approved, the 2002 Stock incentive Plan (the "2002 Stock Plan") replacing the 1999 Stock Option Plan. A total of 10,000,000 shares of common stock have been reserved for issuance under the 2002 Stock Plan, of which 4,577,022 shares were available for future grant at December 31, 2003.

        The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally begin vesting on the employee's date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro rata monthly over the remaining three years and generally expire ten years from the date of grant.

1999 Stock Option Plan

        On May 13, 1999, the Board of Directors adopted and the stockholders approved, the 1999 Stock Option Plan (the "1999 Stock Plan"). A total of 5,000,000 shares of common stock had been reserved for issuance under the 1999 Stock Plan, of which 1,123,901 shares were available for future grant at December 31, 2003.

        The 1999 Stock Option Plan provided for the granting of non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. Options granted generally begin vesting on the employee's date of employment, and vest pro rata monthly over periods ranging from 12 to 42 months or annually over 4 years and generally expire ten years from the date of grant.

Assumed Stock Option Plans

        Pursuant to the Company's business combinations with Hi-Speed Media, Commission Junction, Be Free, Mediaplex, Z Media and ClickAgents, the Company assumed the following Stock Option Plans:

Name of Plan	Incentive Stock Options	Exercise Prices	Maximum Exercise Term	Vesting Periods
Hi-Speed Media—2001 Stock Incentive Plan	80,710	$1.99	10 years	Up to 4 years
Commission Junction—2001 Stock Incentive Plan and 1999 Stock Option Plan	1,217,693	$3.45 to $8.62	10 years	Up to 4 years
Be Free—1998 Stock Incentive Plan	4,164,875	$0.23 to $68.59	10 years	Up to 4 years
Mediaplex—1997 Stock Option Plan	2,762,912	$1.22 to $247.99	10 years	Up to 4 years
Z Media—Stock Option Plan	419,366	$0.26 to $7.91	10 years	Up to 4 years
ClickAgents—Stock Option Plan	427,269	$0.07 to $3.95	10 years	Up to 4 years

        The following table summarizes activity under the all stock option plans for the years ended December 31, 2003, 2002 and 2001:

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at December 31, 2000	3,800,948	$0.07 to $11.00	$1.20
Granted	1,708,366	2.03 to 5.69	4.03
Assumed from Mediaplex	2,762,912	1.22 to 247.99	10.52
Exercised	(207,749)	0.07 to 2.00	2.49
Forfeited/expired	(1,755,853)	0.07 to 190.86	4.01

Options outstanding at December 31, 2001	6,308,624	$0.07 to $247.99	$5.65
Granted	4,025,100	2.30 to 2.90	2.46
Assumed from Be Free	4,164,875	0.23 to 68.59	6.27
Exercised	(2,801,394)	0.07 to 2.85	1.17
Forfeited/expired	(1,598,917)	0.07 to 190.86	9.87

Options outstanding at December 31, 2002	10,098,288	$0.07 to $247.99	$5.24
Granted	2,512,501	2.83 to 9.20	7.27
Assumed from Commission Junction and Hi-Speed Media	1,298,403	1.99 to 8.62	3.47
Exercised	(2,083,341)	0.23 to 7.90	1.68
Forfeited/expired	(786,893)	0.07 to 79.02	5.31

Options outstanding at December 31, 2003	11,038,958	$0.07 to $247.99	$6.15

        Options acquired in business combinations or granted during the years ended December 31, 2003, 2002 and 2001, net of cancellations, resulted in a total deferred compensation amount of approximately $1,042,000, $547,000, and $282,000, respectively, which was included in deferred stock compensation in stockholders' equity. Deferred compensation expense is recognized over the service period by using the aggregate percentage of compensation accrued by the end of each year of service (the vesting period). During the years ended December 31, 2003, 2002 and 2001, such compensation expense included in stock-based compensation in the statement of operations amounted to approximately $352,000, $1,527,000, and $2,699,000 respectively.

        Additional information with respect to the outstanding options as of December 31, 2003 is as follows:

			Options Exercisable
	Options Outstanding Average Remaining Contractual Life (In Years)
Number of Shares		Average Exercise Prices	Number of Shares	Average Exercise Price
1,596,670	5.98	$1.04	1,540,174	$1.01
2,854,272	8.43	2.39	1,111,804	2.36
3,247,188	6.74	3.26	2,073,052	3.33
2,424,942	9.15	8.08	447,242	6.86
531,789	4,82	13.10	498,490	13.23
384,097	6.27	57.83	364,227	57.88

11,038,958	7.49	$6.15	6,034,989	$6.96

        The options exercisable and the weighted average exercise price per share at December 31, 2002 and 2001 were 5,641,804 at $6.26 and 4,342,261 at $3.86, respectively.

        During the years ended December 31, 2003, 2002 and 2001, the exercise price for all options granted under the 2002 and 1999 stock plans equaled the market price at the dates of grants. The weighted average estimated fair value of stock options assumed during the years ended December 31, 2003, 2002 and 2001 were $6.47, $1.33, and $1.77 per share, respectively.

        The Company calculated the fair value of each option grant on the date of grant using the option-pricing models as prescribed by Statement No. 123 using the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rates	2%	3%	5%
Expected lives (in years)	3	4	4
Dividend yield	0%	0%	0%
Expected volatility	57%	45%	145%

10. Net Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Basic:
Numerator:
Net income (loss)	$9,823	$(10,572)	$(7,218)
Denominator:
Weighted average common shares	74,300	73,744	37,058

Basic net income (loss) per common share	$0.13	$(0.14)	$(0.20)

Diluted:
Numerator:
Net income (loss)	$9,823	$(10,572)	$(7,218)
Denominator:
Weighted average common shares	78,436	73,744	37,058

Diluted net income (loss) per common share	$0.13	$(0.14)	$(0.20)

        The diluted per share computations exclude common stock options which were antidilutive. The numbers of shares excluded from the diluted net loss per common share computation were 2,457,729, and 4,023,977 for the years ended December 31, 2002 and 2001, respectively.

11. Debt

        The Company's debt obligations are summarized as follows (in thousands):

December 31, 2002
Short Term Borrowing, ValueClick Japan	$45
Note payable bank, 3.25%, $14 principal and interest paid monthly, due December 2007	760
Note payable shareholder, non-interest bearing, $100 due in March 2002 and $110 due in March 2003	110

Total	915
Less current portion	307

$608

12. Defined Contribution Plan

        The Company has a Savings Plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All full time employees on the payroll of the Company are eligible to participate in the plan. The Savings Plan does not invest participant contributions in the Company's common stock. Company matching and profit sharing contributions are discretionary. Company contributions to the Plan amounted to $152,000, $75,000, and $135,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

13. Commitments and Contingencies

Leases

        Future minimum lease payments under noncancellable operating and capital leases and related sublease income, with initial or remaining lease terms in excess of one year as of December 31, 2003 are as follows (in thousands):

	Operating Lease
Year Ending December 31:		Operating Sublease Income	Capital Leases
	Commitments
2004	$4,595	$(557)	$271
2005	2,130	(259)	189
2006	1,469	(259)	14
2007	1,215	(301)	—
2008	954	(253)	—
Thereafter	1,485	—	—

Total minimum lease payments	$11,848	$(1,629)	$474

Less amount representing interest			(22)

Present value of minimum lease payments			452
Less current portion			(265)

			$187

        Total rent expense under operating leases, net of sublease income, was $2.6 million, $2.2 million, and $2.2 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Legal Action

  Lorenc v. Be Free, Inc. et al.

        On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Lorenc seeks, among other things, compensatory damages, punitive damages and attorney's fees to the greatest extent allowed by law. The case is now pending before the state court in Massachusetts. The case is set for trial in May of 2004. ValueClick believes that the plaintiffs' allegations are without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion, not probable.

  Chahal v. ValueClick, Inc. et al.

        This case was filed on September 5, 2003 and brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow, by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud. The Chahals are former employees of the Company's Click Agents Inc. subsidiary and the case arises out of the Company's repurchase of the Chahals' ValueClick stock. The case is pending before the Los Angeles County Superior Court. The Chahals seek, among other things, general, special and punitive damages according to proof as well as the imposition of a constructive trust. The Company believes this case to be wholly without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management's opinion not probable.

        Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that would have a material adverse effect on its business, operating results, cash flows or financial condition. From time to time, the Company may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company's management believes that these letters are without merit and intend to contest them vigorously.

14. Restructuring Charges

        In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain redundancies as a result of ValueClick's acquisitions of Mediaplex and Be Free and primarily represent a provision for consolidating certain leased facilities which will be paid out through

2010. As a result of this process, four existing ValueClick employee positions were eliminated. As of December 31, 2003, $922,000 of the charges has been paid.

	Employee Related	Lease Exit Costs	Total
	(in thousands, except per share data)
Restructuring accruals	$9	$2,827	$2,836
Cash payments	(9)	(475)	(484)

Accrual at December 31, 2002	$—	$2,352	$2,352

Cash payments	—	(438)	(438)

Accrual at December 31, 2003	$—	$1,914	$1,914

15. Segments and Geographic Information

        As discussed in Note 1, in the prior year the Company operated in two reportable segments: Media and Technology. With acquisition of Commission Junction in December 2003, the reportable segments were reassessed and as a result a third reportable segment was established, the Affiliate Marketing segment which combines the operations of Commission Junction and Be Free, previously included in the Technology segment. Accordingly, the prior year results of Be Free have been reclassified out of the Technology segment and included in Affiliate Marketing to conform the 2003 presentation.

        ValueClick derives its revenue from three business segments based on the types of products and services provided. These business segments are ValueClick Media, ValueClick Affiliate Marketing and ValueClick Technology. Media Segment revenue includes sales of certain Affiliate Marketing and Technology products made by Media operations outside the United States, amounting to $749,000 and $3,072,000, and $0 and $748,000, for the years ended 2003 and 2002, respectively.

        Revenue, gross profit and total assets by segment are as follows (in thousands):

	Revenue			Gross Profit			Total Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Media	$45,761	$30,252	$41,446	$23,212	$15,824	$22,026	$214,574	$129,895	$136,375
Affiliate Marketing	24,302	11,848	—	18,829	9,076	—	95,160	76,938	—
Technology	23,559	20,934	3,427	18,451	15,921	2,477	13,365	57,017	54,251
Intercompany eliminations	(1,106)	(480)	—	—	—	—	—	—	—

Total	$92,516	$62,554	$44,873	$60,492	$40,821	$24,503	$323,099	$263,850	$190,626

        The Company's operations are domiciled in the United States with operations in Japan through its majority owned subsidiary, ValueClick Japan and with operations in Europe through its wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. Other international subsidiaries included ValueClick Canada and ValueClick Brazil, which were closed during 2001.

        The Company's geographic information is as follows (in thousands):

	Year Ended December 31, 2003
			Long-lived Assets at December 31, 2003
	Revenue	Income (Loss) from Operations
United States	$71,782	$10,047	$75,335
Japan	7,574	(122)	1,487
Europe	13,160	(102)	561

Total Foreign	20,734	(224)	2,048

Total	$92,516	$9,823	$77,383

	Year Ended December 31, 2002
			Long-lived Assets at December 31, 2002
	Revenue	Loss from Operations
United States	$48,048	$(6,811)	$12,731
Japan	7,476	(230)	851
Europe	7,030	(1,779)	208

Total Foreign	14,506	(2,009)	1,059

Total	$62,554	$(8,820)	$13,790

	Year Ended December 31, 2001
			Long-lived Assets at December 31, 2001
	Revenue	Loss from Operations
United States	$29,513	$(11,233)	$13,389
Japan	10,199	(179)	1,101
Europe	5,094	(1,283)	111
Other International	67	(268)	24

Total Foreign	15,360	(1,730)	1,236

Total	$44,873	$(12,963)	$14,625

16. Subsequent Event

        On February 19, 2004, ValueClick, Inc. entered into a definitive agreement to sell its equity position in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. ValueClick's agreement with livedoor is part of livedoor's tender offer, announced in Japan on February 19, 2004, to acquire all of the outstanding shares of ValueClick Japan. As part of its tender offer, livedoor would acquire ValueClick's equity interest of approximately 59 percent in ValueClick Japan for approximately $24 million in cash, excluding transaction fees. The tender offer is expected to be completed near the end of the first quarter of 2004.

SCHEDULE II

VALUECLICK, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other Adjustments(1)	Deductions	Balance at End of Period
2003:
Allowance for doubtful accounts	$1,892	$1,213	$206	$(1,251)	$2,060
2002:
Allowance for doubtful accounts	$1,546	$1,409	$573	$(1,636)	$1,892
2001:
Allowance for doubtful accounts	$1,759	$1,751	$349	$(2,313)	$1,546

(1)
Other adjustments represent increases in reserve accounts from acquisitions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 15th day of March, 2004.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES R. ZARLEY James R. Zarley	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2004
/s/ SAMUEL J. PAISLEY Samuel J. Paisley	Chief Financial Officer and Chief Operating Officer of Media	March 15, 2004
/s/ DAVID S. BUZBY David S. Buzby	Director	March 15, 2004
/s/ MARTIN T. HART Martin T. Hart	Director	March 15, 2004
/s/ TOM A. VADNAIS Tom A. Vadnais	Director	March 15, 2004
/s/ SAMUEL P. GERACE Samuel P. Gerace	Director	March 15, 2004
/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	March 15, 2004

QuickLinks

VALUECLICK, INC. FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I.
PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
VALUECLICK, INC. CONSOLIDATED BALANCE SHEETS
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VALUECLICK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE II
SIGNATURES
POWER OF ATTORNEY