Form 10-Q
period 2004-03-31
VALUECLICK INC/CA
filed 2004-05-10
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2004 was 79,064,011.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,406	$36,642
Marketable securities	214,070	183,478
Accounts receivable, net	20,177	21,942
Income taxes receivable	86	440
Deferred tax assets	1,161	1,446
Prepaid expenses and other current assets	1,580	1,768
Total current assets	253,480	245,716
Property and equipment, net	9,542	10,559
Goodwill	49,375	49,375
Intangible assets, net	15,110	15,974
Other assets	1,339	1,475
TOTAL ASSETS	$328,846	$323,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$28,781	$29,567
Income taxes payable	682	811
Deferred revenue	1,258	1,264
Capital lease obligation, current portion	253	265
Total current liabilities	30,974	31,907
Capital lease obligation, less current portion	136	187
Deferred tax liabilities	2,122	1,996
Other non-current liabilities	3,095	3,493
Total liabilities	36,327	37,583
Minority interest in consolidated subsidiary	—	11,309
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 78,977,876 and 77,953,774 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	79	78
Additional paid-in capital	344,149	339,597
Deferred stock compensation	(925)	(1,163)
Accumulated deficit	(50,935)	(64,383)
Accumulated other comprehensive income	151	78
Total stockholders’ equity	292,519	274,207
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,846	$323,099

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three-month Period Ended March 31,
	2004	2003
	(Unaudited)

Revenue	$36,709	$19,463
Cost of revenue	11,129	6,501
Gross profit	25,580	12,962
Operating expenses:
Sales and marketing (excludes stock-based compensation of $77 and $31 for 2004 and 2003, respectively)	7,445	4,978
General and administrative (excludes stock-based compensation of $122 and $50 for 2004 and 2003, respectively)	6,651	4,452
Product development (excludes stock-based compensation of $39 and $16 for 2004 and 2003, respectively)	4,076	2,572
Stock-based compensation	238	97
Amortization of intangible assets	864	312
Total operating expenses	19,274	12,411
Income from operations	6,306	551
Gain on sale of equity interest in Japan subsidiary	8,007	—
Interest income, net	696	1,039
Income before taxes and minority interests	15,009	1,590
Provision for income taxes	1,691	385
Income before minority interest	13,318	1,205
Minority share of (income) loss of consolidated subsidiary	130	(19)
Net income	$13,448	$1,186

Other comprehensive income (loss):
Foreign currency translation adjustment	(81)	(366)
Unrealized gain (loss) on marketable securities, net of tax	154	(171)
Comprehensive income	$13,521	$649

Net income per common share:
Basic	$0.17	$0.02
Diluted	$0.16	$0.02

Weighted-average shares used to calculate net income per common share:
Basic	78,412	75,267
Diluted	83,920	77,967

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three-month Period Ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$13,448	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,428	1,569
Provision for bad debts	425	288
Stock-based compensation	238	97
Minority share of income (loss) of consolidated subsidiary	(130)	19
Provision for deferred income taxes	(114)	(4)
Tax benefit from stock option exercises	1,692	—
Gain on sale of equity interest in Japan subsidiary	(8,007)	—
Changes in operating assets and liabilities, net of the effects of disposition of consolidated subsidiary	272	(94)
Net cash provided by operating activities	10,252	3,061
Cash flows from investing activities:
Net (purchases) sales of marketable debt securities	(34,115)	7,745
Sale of equity interest in Japan subsidiary, net	2,351	—
Purchases of property and equipment	(1,999)	(852)
Purchases of intangible assets	—	(788)
Net cash (used in) provided by investing activities	(33,763)	6,105
Cash flows from financing activities:
Purchase of treasury stock	—	(9,161)
Proceeds from the exercises of common stock options	2,861	181
Repayments of notes payable and capital leases, net	(63)	(705)
Net cash provided by (used in) financing activities	2,798	(9,685)
Effect of currency translations	477	(366)
Net decrease in cash and cash equivalents	$(20,236)	$(885)

Cash and cash equivalents, beginning of period	36,642	27,066
Cash and cash equivalents, end of period	$16,406	$26,181

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      THE COMPANY AND BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (the “SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that may be included in ValueClick, Inc.’s annual consolidated financial statements and footnotes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 15, 2004.

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

The condensed consolidated financial statements include the accounts of ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or the “Company”) from the dates of their respective acquisitions, acquisition of majority voting control or date of formation for business combinations accounted for as pooling-of-interests.

ValueClick provides digital marketing solutions and advertising technology tools. ValueClick offers a broad range of media and technology products and services to its customers to allow them to address all aspects of the digital marketing process, from pre-campaign to execution, including measurement and campaign refinements.

The Company derives its revenue from three reportable business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA —ValueClick’s Media business segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary firms such as Search123.com, completed in May 2003, and Hi-Speed Media, completed in December 2003.

The Company offers advertisers and agencies a range of online media solutions in the categories of Web/Display Advertising, Email Marketing, Lead Generation Marketing, and Search Marketing. The Company has aggregated thousands of online publishers to provide advertisers and agencies with access to one of the largest online advertising networks.

The Company’s Media services are sold on a variety of pricing models, including cost-per-impression (CPM), cost-per-click (CPC), cost-per-lead (CPL) and cost-per-action (CPA).

AFFILIATE MARKETING —The ValueClick Affiliate Marketing business segment operates through its wholly-owned subsidiaries Be Free, acquired on May 23, 2002, and Commission Junction, acquired on December 7, 2003.

The Company’s Affiliate Marketing segment offers technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, the Company’s affiliate marketing services enable its advertiser clients to: build relationships with affiliate partners, manage the offers they make available to their affiliate partners, track the online traffic, leads and sales that these offers drive to the advertiser’s Website, analyze the effectiveness of the offers and affiliate partners and track the commissions due to their affiliates.

ValueClick’s affiliate marketing services address the needs of advertisers that seek to build and manage a private-labeled network of third party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through the Company’s existing network of third party online affiliate publishers. Affiliate Marketing revenues are driven by a combination of fixed fees and variable compensation that is based on either a cost-per-lead (CPL) basis or on a percentage of transaction revenue generated from the programs managed with the Company’s affiliate marketing platforms.

TECHNOLOGY —ValueClick’s Technology business segment operates through its wholly-owned subsidiaries Mediaplex, Inc. (“Mediaplex”) and AdWare Systems, Inc. (“AdWare”), which were acquired in 2001.

Mediaplex offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising and email campaigns. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s revenues are primarily derived from software access and use charges paid by its software clients. These fees vary based on the client’s use of the technology.

AdWare is an applications service provider (“ASP”) delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare’s revenue is generated primarily from monthly service fees paid by customers over the service periods.

2.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  FIN No. 46 is effective for reporting periods ending after December 15, 2003.  In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN46R.  This statement does not have a material impact on the Company’s financial statements.

3.                                      RECENT BUSINESS COMBINATIONS AND DIVESTITURE

Sale of ValueClick Japan.    On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. The Company received approximately $24 million in cash, excluding transaction fees. In addition, the Company will continue to provide services to ValueClick Japan including licensing of technology and technical support under a cancelable support agreement for specified fees. This transaction resulted in a gain on sale of approximately $8.0 million and provided the Company an opportunity to utilize its existing capital loss carryforward to offset the tax gain on the sale. The sale did not qualify as a discontinued operation and as such, the operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

Hi-Speed Media, Inc.  On December 17, 2003, the Company completed the acquisition of Hi-Speed Media, Inc., a California corporation (“Hi-Speed Media”), pursuant to an Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, Inc., HS Acquisition Corp., a wholly-owned subsidiary of ValueClick, Hi-Speed Media, the shareholders of Hi-Speed Media and Farshad Fardad, in his capacity as Shareholder Agent. Hi-Speed Media provides e-mail marketing services.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Hi-Speed Media’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Hi-Speed Media for an aggregate purchase price of approximately $9.0 million in cash and additional contingent cash consideration of up to $1.0 million per quarter, assuming the achievement of certain revenue and operating income milestones over the eight quarters beginning January 1, 2004. No contingent cash consideration was earned for the three months ended March 31, 2004. In connection with the transaction, Hi-Speed Media’s outstanding employee stock options were converted into options to purchase approximately 80,000 shares of

ValueClick common stock with an estimated aggregate fair value of $389,000.

Commission Junction, Inc.    On December 7, 2003, the Company completed the acquisition of Commission Junction, Inc., a Delaware corporation (“Commission Junction”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corp., a wholly-owned subsidiary of ValueClick, Commission Junction and Idealab Holdings LLC, a Delaware limited liability company, in its capacity as Stockholder Agent. Pursuant to the terms of the merger agreement, Commission Junction was merged with and into NCJ Acquisition and became a wholly-owned subsidiary of ValueClick. Commission Junction runs an affiliate marketing business, which provides technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Commission Junction’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Pursuant to the terms of the agreement, ValueClick acquired all the outstanding capital stock of Commission Junction for approximately 3.0 million shares of ValueClick common stock, valued at approximately $29.5 million, and approximately $26.1 million in cash. The cash portion of the purchase price was derived from existing working capital. Additionally, outstanding options to acquire common stock of Commission Junction were converted into an aggregate of 1.2 million options to acquire ValueClick common stock with an estimated aggregate fair value of $6.1 million.

Search123.com Inc.    On May 30, 2003, the Company completed the acquisition of Search123.com Inc. (“Search123”). Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Search123, with Search123 surviving as a wholly-owned subsidiary of ValueClick. Search123 is a search marketing company that allows marketers to find prospective customers who are actively engaged in researching and buying products and services online.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Search123’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. The aggregate consideration, constituting the purchase price of approximately $4.9 million, included a cash payment of $3.2 million, the assumption of a net working capital deficit of $1.5 million and transaction costs of approximately $200,000.

The historical operating results of Hi-Speed Media, Commission Junction and Search123 prior to the acquisition date have not been included in the Company’s historical condensed consolidated operating results. Pro forma data (unaudited) for the three-month period ended March 31, 2004 and 2003 as if these acquisitions had been effective as of January 1, 2003 and excluding the results of the Company’s investment in ValueClick Japan as if the sale had been effective as of January 1, 2003 is as follows (in thousands, except per share data):

	Three-month Period Ended March 31, 2004	Three-month Period Ended March 31, 2003
Revenue	$34,903	$25,615
Net income attributable to its common shareholders	$5,628	$902
Basic net income per share	$0.07	$0.01
Diluted net income per share	$0.07	$0.01

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

	Three-month Period Ended March 31,
	2004	2003
	(In thousands)

Net income attributable to common stockholders, as reported	$13,448	$1,186
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	238	97
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,031)	(459)
Pro forma net income attributable to common stockholders	$12,655	$824

Net income per share:
Basic—as reported	$0.17	$0.02
Diluted—as reported	$0.16	$0.02
Basic—pro forma	$0.16	$0.01
Diluted—pro forma	$0.15	$0.01

5.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $2,581,000 and $2,060,000 at March 31, 2004 and December 31, 2003, respectively.

6.                                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Computer equipment	$21,869	$22,321
Furniture and equipment	3,067	3,124
Vehicles	41	35
Leasehold improvements	594	558
	25,571	26,038
Less: accumulated depreciation	(16,029)	(15,479)
	$9,542	$10,559

7.                                      MARKETABLE SECURITIES

Marketable securities as of March 31, 2004 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at March 31, 2004 have an aggregate cost of $214.0 million and an estimated fair value of $214.1 million. Marketable securities at December 31, 2003 had an aggregate cost and estimated fair value of $183.6 million and $183.5 million, respectively.

8.                                      COMMITMENTS AND CONTINGENCIES

Legal Action

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Lorenc seeks, among other things, compensatory damages, punitive damages and attorney’s fees to the greatest extent allowed by law. The case was pending before state court in Massachusetts. On the day the case was set for trial, May 3, 2004, Lorenc dismissed his case with prejudice in exchange for an agreement from the Company not to sue Lorenc for the recovery of its attorney’s fees incurred in defending this action. The Company paid no money to Lorenc in exchange for his dismissal with prejudice. The case is now concluded.

Chahal v. ValueClick, Inc. et al.

This case was filed on September 5, 2003 and brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud. The Chahals are former employees of the Company’s Click Agents Inc. subsidiary and the case arises out of the Company’s repurchase of the Chahals’ ValueClick stock. The case is pending before the Los Angeles County Superior Court. The Chahals seek, among other things, general, special and punitive damages according to proof as well as the imposition of a constructive trust. The Company believes this case to be wholly without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management’s opinion, not probable.

Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that would have a material adverse effect on its business, operating results, cash flows or financial condition. From time to time, the Company may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company’s management believes that these letters are without merit and intends to contest them vigorously.

9.                                      STOCK REPURCHASE PROGRAM

In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2004, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.3 million shares of the Company’s common stock for approximately $71.4 million, $68.0 million of which was purchased pursuant to the Stock Repurchase Program. At March 31, 2004 and December 31, 2003, existing shares of treasury stock have been retired.  As of March 31, 2004, up to an additional $7.0 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

10.                               SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenues from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology. Media segment revenue includes sales of certain technology and affiliate marketing products made by Media operations outside the United States, approximating $1,402,000 and $1,945,000, respectively, for the three month period ended March 31, 2004. For the three month period ended March 31, 2003, sales of technology and affiliate marketing products made by media operations outside the United States were $629,000 and $254,000, respectively.

Revenue and gross profit by segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Periods Ended March 31,
	2004	2003	2004	2003

Media	$18,031	$9,338	$9,064	$5,150
Affiliate Marketing	14,429	4,642	12,093	3,389
Technology	5,588	5,723	4,423	4,423
Intercompany eliminations	(1,339)	(240)	—	—
Total	$36,709	$19,463	$25,580	$12,962

The Company’s operations are domiciled in the United States with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France and ValueClick Germany. Prior to March 26, 2004, the Company had operations in Japan through its majority owned subsidiary, ValueClick Japan. The Company sold its equity interest of approximately 59% in ValueClick Japan on March 26, 2004 and the operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended March 31, 2004
	Revenue	Income (loss) from Operations	Long-lived Assets at March 31, 2004

United States	$30,364	$5,651	$73,812
Japan	1,806	(526)	—
Europe	5,878	1,181	215
Intercompany eliminations	(1,339)	—	—
Total	$36,709	$6,306	$74,027

	Three-month Period Ended March 31, 2003
	Revenue	Income (loss) from Operation	Long-lived Assets at March 31, 2003

United States	$14,889	$551	$10,203
Japan	1,876	94	928
Europe	2,938	(94)	207
Intercompany eliminations	(240)	—	—
Total	$19,463	$551	$11,338

For the three-month period ended March 31, 2004, no customer comprised more than 10% of total revenue.  For the three-month period ended March 31, 2003, one customer comprised 16.1% of total revenue. At March 31, 2004 and December 31, 2003, no customer comprised more than 10% of accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2003, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

For the quarter ended March 31, 2003, we operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction, Inc. (“Commission Junction”) in December 2003, we reassessed our reportable operating segments and determined that we now have an additional reportable operating segment, Affiliate Marketing, which combines the operations of Be Free, Inc. (“Be Free”) and Commission Junction. In the prior year, Be Free was included in the technology reporting segment. Accordingly, our prior period operating segment information has been reclassified to conform to the 2004 presentation.

We derive our revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA —Our Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary firms such as Search123.com, completed in May 2003, and Hi-Speed Media, completed in December 2003.

We offer advertisers and agencies a range of online media solutions in the categories of Web/Display Advertising, Email Marketing, Lead Generation Marketing and Search Marketing. To accomplish this, we have partnered with thousands of online publishers to provide advertisers and agencies with access to one of the largest and most reputable online advertising networks, and we have employed rigorous network quality control and advanced proprietary targeting technology.

Our Media services are sold on a variety of pricing models, including cost-per-impression (CPM), cost-per-click (CPC), cost-per-lead (CPL) and cost-per-action (CPA).

AFFILIATE MARKETING —Our Affiliate Marketing segment operates through our wholly-owned subsidiaries Be Free acquired on May 23, 2002, and Commission Junction, acquired on December 7, 2003.

Our affiliate marketing business includes technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, our affiliate marketing services enable our advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s Website; analyze the effectiveness of the offers and affiliate partners; and track the commissions due to their affiliates.

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

TECHNOLOGY —Our Technology segment operates through our wholly-owned subsidiaries Mediaplex, Inc. (Mediaplex) and AdWare Systems, Inc. (AdWare), which were acquired on October 19, 2001.

Our Mediaplex subsidiary offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising and email campaigns. Mediaplex’s products are based on proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s revenues are primarily derived from software access and use charges paid by our software clients. These fees vary based on the client’s use of the technology.

AdWare is an applications service provider (“ASP”) delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. AdWare’s revenue is generated primarily from monthly service fees paid by customers over the service periods.

Revenue and gross profit by segment are listed in the following table (in thousands). Media segment revenue includes sales of certain technology and affiliate marketing products made by Media operations outside the United States, approximating $1,402,000 and $1,945,000, respectively for the three months period ended March 31, 2004. For the three months period ended March 31, 2003, sales of technology and affiliate marketing products made by media operations outside the United States were $629,000 and $254,000, respectively.

	Revenue		Gross Profit
	Mar. 31, 2004	Mar. 31, 2003	Mar. 31, 2004	Mar. 31, 2003
Media	$18,031	$9,338	$9,064	$5,150
Affiliate Marketing	14,429	4,642	12,093	3,389
Technology	5,588	5,723	4,423	4,423
Intercompany eliminations	(1,339)	(240)	—	—
Total	$36,709	$19,463	$25,580	$12,962

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003

Revenue.  Net revenues excluding intercompany transactions from our Media, Affiliate Marketing and Technology segments were $17.9 million, $13.6 million, and $5.2 million, respectively, for the three-month period ended March 31, 2004, resulting in consolidated net revenue of $36.7 million compared to $19.5 million for the same period in 2003, an increase of $17.2 million, or 88.6%. The increase in net revenue was primarily a result of the inclusion of a full quarter from the Hi-Speed Media, Commission Junction, and Search123 acquisitions in the 2004 period.  Proforma organic revenue growth in the first quarter of 2004 over the same period in 2003 was 33.0%, and excluding ValueClick Japan, proforma growth was 36.0%.

Cost of Revenue.  Cost of revenue for the Media segment consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing and Technology segments also includes labor costs, depreciation on revenue producing technologies and Internet access costs.  Cost of revenue was $11.1 million for the three-month period ended March 31, 2004 compared to $6.5 million for the same period in 2003, an increase of $4.6 million or 71.2%.  Cost of revenue decreased as a percentage of revenue over the 2004 period. This decrease, as well as the corresponding increase in the gross profit margin to 69.7% for the three-month period ended March 31, 2004 from 66.6% for the same period in 2003, was primarily attributable to the addition of the higher margin affiliate marketing business of Commission Junction for a full three months in the first quarter of 2004.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation of sales and marketing, network development and related support teams, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended March 31, 2004 were $7.4 million compared to $5.0 million for the same period in 2003, an increase of $2.4 million or 49.6%. The increase in sales and marketing expenses was due primarily to the inclusion of three full months of sales and marketing expenses for Hi-Speed Media, Commission Junction and Search123 in the first quarter of 2004. Our sales and marketing costs as a percentage of revenue improved to 20.3% for the three-month period ended March 31, 2004 from 25.6% for the same period in 2003, due primarily to the productivity of our sales teams and consolidation of our sales facilities.

General and Administrative.  General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation and professional service fees. General and administrative expenses increased to $6.7 million for the three-month period ended March 31, 2004 compared to $4.5 million for the same period in 2003, an increase of $2.2 million or 49.4%. General and administrative expense increased primarily due to the additional three full months of expense for Hi-Speed Media, Commission Junction and Search123 in the first quarter of 2004. Our general and administrative costs as a percentage of revenue decreased to 18.1% for the three-month period ended March 31, 2004 from 22.9% for the same period in 2003 due to cost reduction activities as well as operating leverage on relatively fixed general and administrative costs.

Product Development.  Product development costs include expenses for the development of new technologies designed to enhance the platform performance of our service and costs associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended March 31, 2004 were $4.1 million compared to $2.6 million for the same period in 2003, an increase of $1.5 million or 58.5%. The increase in product development expenses was due primarily to the additional three full months of expense for Hi-Speed Media, Commission Junction and Search123 in the first quarter of 2004.  Our product development costs as a percentage of revenue improved to 11.1% for the three-month period ended March 31, 2004 from 13.2% for the same period in 2003 due primarily to continuing efforts to reduce the number of our co-location facilities and consolidation of our technology teams.

Stock-Based Compensation.  Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date the options were granted, or the date options were assumed in business purchase combinations.  Stock-based compensation expense for the three-month period ended March 31, 2004 amounted to $238,000. The increase in stock-based compensation from $97,000 for the three-month period ended March 31, 2003 is a result of the amortization of options assumed in the Hi-Speed Media and Commission Junction acquisitions. We anticipate a higher level of stock compensation expense throughout 2004 as a result of the deferred stock compensation recorded in 2003 related to these acquisitions.

Amortization of Intangible Assets.  Amortization of intangible assets for the three-month period ended March 31, 2004 was $864,000 compared to $312,000 in the first quarter of 2003. This represents principally the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the first quarter of 2003 is due to the additional intangible assets purchased in the Hi-Speed Media, Commission Junction and Search123 acquisitions. We anticipate a higher level of amortization expense throughout 2004 as a result of the intangible assets acquired in 2003.

Gain on Sale of Equity Interest in Japan Subsidiary.  Gain on sale of equity interest in Japan subsidiary for the three-month period ended March 31, 2004 was $8,007,000, which represents the pretax gain recognized from the sale of our equity interest of approximately 59% in ValueClick Japan, Inc. on March 26, 2004, net of related transaction expenses.

Interest Income, Net.  Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $696,000 for the three-month period ended March 31, 2004 compared to $1,039,000 for the same period in 2003. The decrease is attributable to a lower cash balance over the period primarily due to the acquisitions of Hi-Speed Media, Commission Junction, and Search123, along with the effects of decreasing average investment yields. Interest income in future periods may continue to decrease as a result of declines in the market rates available for our investments.

Provision for Income Taxes.  For the three-month period ended March 31, 2004, we recorded a provision for income taxes of $1,691,000 compared to $385,000 for the same period in 2003.  The effective income tax rate reflects certain non-deductible expenses, including the stock-based compensation charges.  Additionally, income tax benefits from the available net operating losses are not fully reflected in the provision as the realization of these benefits is not deemed more likely than not. The taxable gain from the sale of the equity interest in ValueClick Japan of $8.0 million has been fully offset by the anticipated utilization of capital loss carryforward generated by the Company as a result of the sale of the Company’s holdings in DoubleClick, Inc. in 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.

Minority Share of Income (Loss) of Consolidated Subsidiary.  Minority share of loss of ValueClick Japan was $130,000 for the three-month period ended March 31, 2004 and minority share of income of ValueClick Japan was $19,000 for the corresponding period in 2003. We account for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.  On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd. Accordingly, the operating results of ValueClick Japan are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income up to the effective date of the sale.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations, equity financings and cash from acquisitions of other businesses. As of March 31, 2004, we had combined cash and cash equivalents and marketable securities balance of $230.5 million.  Net cash provided by operating activities for the three-month period ended March 31, 2004 totaled $10.3 million compared to $3.1 million for the same period in 2003.  The increase was primarily attributable to an increase in net income.

The net cash used by investing activities for the three-month period ended March 31, 2004 of $33.8 million was primarily the result of net purchases of marketable debt securities of $34.1 million and $2.0 million of primarily computer equipment purchases, offset by net proceeds from the sale of the Company’s equity interest in ValueClick Japan of $2.4 million. For the three-month period ended March 31, 2003, cash provided by investing activities was $6.1 million and was primarily a result of proceeds received from the sale of marketable debt securities.

Net cash provided by financing activities for the three-month period ended March 31, 2004 of $2.8 million resulted primarily from proceeds received from the exercise of stock options of $2.9 million. Cash used in financing activities was $9.7 million for the three-month period ended March 31, 2003 resulted primarily from the treasury stock repurchases under the stock repurchase program.

Stock Repurchase Program

In September 2001, the Board of Directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2004, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.3 million shares of the Company’s common stock for approximately $71.4 million, $68.0 million of which was purchased pursuant to the Stock Repurchase Program. At March 31, 2004 and December 31, 2003, existing shares of treasury stock have been retired. As of March 31, 2004, up to an additional $7.0 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Commitments and Contingencies

As of March 31, 2004, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, allowance for doubtful accounts, investments, deferred taxes, impairment of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•                                          Revenue Recognition Policy.  We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Under SAB 104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

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

•                                          Deferred Taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made consistent with prior periods. In evaluating the need for a valuation allowance at March 31, 2004, we evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109. The key factors evaluated included: significant cumulative losses with only a recent trend towards profitability; annual limitations on utilization of acquired net operating losses pursuant to Internal Revenue Code Section 382 and related expiration dates; limitations on the utilization of capital loss carryforwards and related expiration dates; potential for future stock option deductions to significantly reduce taxable income thus limiting the ability to utilize net operating loss carryforwards prior to expiration; and future income projections and tax planning strategies with the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis. Based upon an evaluation of these factors, we concluded that, with the exception of short-term net deferred tax asset temporary differences that will reverse in the next year, it is not more likely than not that the remaining deferred tax assets will be realized. In future periods we will reassess the available evidence and if we continue to meet our financial projections, generate improved and sustained taxable income and develop additional tax planning strategies, it is possible that we may develop enough positive evidence to release a portion or all of our valuation allowance in future periods.

•                                          Impairment of Long-Lived Assets and Goodwill.  We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, adopted on January 1, 2002.  These standards generally require us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If significant events or circumstances occur in the future, we may be required to determine if any impairment charges are necessary to reduce the carrying value of these assets to fair value.

We test goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles”, adopted on January 1, 2002. Accordingly, goodwill is tested at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. At March 31, 2004, our goodwill principally resides in the Affiliate Marketing and Media reporting units as a result of the 2003 acquisitions of Commission Junction (Affiliate Marketing reporting unit) and Search 123 and High Speed Media (Media reporting unit). The Company has elected to test for goodwill impairment annually as of December 31. If significant declines in the fair value were to occur in the future related to our acquired businesses, impairment changes may be necessary to reduce the carrying value of goodwill to fair market value.

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

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three-month periods ended March 31, 2004 and 2003.

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

Marketable securities as of March 31, 2004 consist primarily of marketable debt securities in investment-grade corporate and government securities with maturities of less than two years. As of March 31, 2004, our investment in marketable securities had a weighted-average time to maturity of approximately 246 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of March 31, 2004, unrealized gains in our investments in marketable securities aggregated $115,000.

During the quarter ended March 31, 2004, our investments in marketable securities yielded an effective interest rate of 1.59%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $2.1 million. However, due to the uncertainty of the actions that would be taken in such a scenario and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Japan and ValueClick Europe, which denominate their transactions in Japanese Yen and primarily in U.K. pounds, respectively.  Effective March 26, 2004, we sold our investment in ValueClick Japan. The effect of foreign exchange rate fluctuations for the quarter ended March 31, 2004 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $2.3 million, a reduction of income before income taxes of $0.5 million and a reduction of net assets, excluding intercompany balances, of $0.9 million. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2004, we had $7.7 million in cash and cash equivalents denominated in foreign currencies, primarily the U.K. pound.

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

WE HAVE AN ACCUMULATED DEFICIT AND MIGHT NOT REMAIN PROFITABLE.

At March 31, 2004 we had an accumulated deficit of approximately $50.9 million. Though we achieved operational profitability, events could arise that prevent us from achieving net income in future periods.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 48.9% of our revenue for the quarter ended March 31, 2004 by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers’ Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Traditionally, most of our revenue has been derived from our Media segment. Although we intend to grow our Affiliate Marketing and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. For the quarter ended March 31, 2004, our Media segment accounted for 48.9% of our revenue. In addition, our Media segment includes products and services that are based on a cost-per-click (“CPC”), cost-per-action (“CPA”) or cost-per-lead (“CPL”) pricing model. These business models differ from the cost-per-thousand impressions (“CPM”) pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our various pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users’ activities after they have reached advertisers’ Web sites. We will not be able to assure you that our strategy will succeed.

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

Web sites typically place small files of non-personalized (or “anonymous”) information, commonly known as cookies, on an Internet user’s hard drive, generally without the user’s knowledge or consent. Cookies generally collect information about users on a non-personalized basis to enable Web sites to provide users with a more customized experience. Cookie information is passed to the Web site through an Internet user’s browser software. We currently use cookies to track an Internet user’s movement through the advertiser’s Web site and to monitor and prevent potentially fraudulent activity on our network. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of spyware and/or bannerware, which if broadly defined could include cookies, and legislation has been introduced in some jurisdictions with broad definitions that would regulate the use of cookie technology (e.g. Utah's Spyware Control Act). The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time-consuming, could require us to change our business practices and could divert management’s attention.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems will be vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. We lease server space in Los Angeles and Sunnyvale, California; Louisville, Kentucky; Pittsburgh and Pennsylvania. Therefore, any of the above factors affecting the Los Angeles, Sunnyvale, Louisville or Pittsburgh areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our backup system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUE AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999 and France and Germany in 2000. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign exchange risks.

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

For the quarter ended March 31, 2004, revenue from our technology products and services accounted for 14.1% of our revenue. Revenue generated by our technology products and services have been derived from a limited number of advertisers and advertising agencies. Our results of operations would be materially adversely impacted by the loss of any of these clients. For the quarter ended March 31, 2004, one company accounted for 4.0% of our overall revenue and 27.3% of revenue generated by our Technology segment. Another customer accounted for 26.9% of our Technology segment revenue. We expect that these and other entities may continue to account for a significant percentage of our revenue generated by our technology products and services. Current advertisers may not continue to purchase advertising services from us or may significantly reduce their purchases or we may not be able to successfully attract additional advertisers, all of which would have a material adverse impact on our results of operations. If sales of our technology products and services do not grow, we will be unable to grow our Technology segment.

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

CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email (e.g., the Federal CAN-SPAM Act of 2003) and taxation. Other laws and regulations have been adopted and may be adopted in the future at the federal or state level, and may address issues such as user privacy, spyware, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, taxation and quality of products and services (e.g. Utah's Spyware Control Act). This legislation could hinder growth in the use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium.

Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Kentucky and Pennsylvania, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy-Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the CAN SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technology in a manner that is not in compliance with these laws or their own stated privacy standards.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b)                                 Changes in our Internal Controls over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 15, 2004 under the heading “Legal Proceedings” for a discussion of litigation involving us relating to (i) the Lorenc v. Be Free litigation, and (ii) the Chahal v. ValueClick, Inc. litigation.

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Lorenc seeks, among other things, compensatory damages, punitive damages and attorney’s fees to the greatest extent allowed by law. The case was pending before the state court in Massachusetts. On the day the case was set for trial, May 3, 2004, Lorenc dismissed his case with prejudice in exchange for an agreement from the Company not to sue Lorenc for the recovery of its attorney’s fees incurred in defending this action. The Company paid no money to Lorenc in exchange for his dismissal with prejudice. The case is now concluded.

Chahal v. ValueClick, Inc. et al.

This case was filed on September 5, 2003 and brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow, by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud. The Chahals are former employees of the Company’s Click Agents Inc. subsidiary and the case arises out of the Company’s repurchase of the Chahals’ ValueClick stock. The case is pending before the Los Angeles County Superior Court. The Chahals seek, among other things, general, special and punitive damages according to proof as well as the imposition of a constructive trust. The Company believes this case to be wholly without merit and intends to vigorously defend itself. ValueClick has not recorded an accrual related to damages, if any, resulting from this case, as an unfavorable outcome is, in management’s opinion not probable.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit Number	Exhibit Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004

(b)                                 Reports on Form 8-K filed during the quarter ended March 31, 2004:

Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on January 6, 2004 to report under Item 2 and Item 7 the consummation of the acquisition of Commission Junction, Inc.

Current Report on Form 8-K was furnished by ValueClick to the Securities and Exchange Commission on February 12, 2004 to report under Item 12 the issuance of a press release announcing the financial results for the quarter and year ended December 31, 2003.(1)

Current Report on Form 8-K was filed by ValueClick with the Securities and Exchange Commission on February 23, 2004 to report under Item 5 and Item 7 the definitive agreement that the Company entered into to sell its equity position in ValueClick Japan, Inc. to livedoor Co., Ltd.

Current Report on Form 8-K/A was filed by ValueClick with the Securities and Exchange Commission on February 23, 2004 to report under Item 7 the financial statements, pro forma financial statements and exhibits related to the acquisition of Commission Junction, Inc.

(1)                                  The information in these Form 8-Ks and the Exhibits attached thereto contain information that is furnished to the SEC and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC.
(Registrant)

/s/ SAMUEL J. PAISLEY
Samuel J. Paisley
Chief Financial Officer
(Principal Financial and
	By:	Accounting Officer)
Dated: May 10, 2004