Form 10-Q
period 2004-06-30
VALUECLICK INC/CA
filed 2004-08-09
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of shares of the registrant’s common stock outstanding as of July 30, 2004 was 80,080,167.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,691	$36,642
Marketable securities	213,581	183,478
Accounts receivable, net	20,031	21,942
Income taxes receivable	5	440
Deferred tax assets	1,309	1,446
Prepaid expenses and other current assets	2,339	1,768
Total current assets	262,956	245,716
Property and equipment, net	9,681	10,559
Goodwill	49,625	49,375
Intangible assets, net	14,246	15,974
Other assets	1,436	1,475
TOTAL ASSETS	$337,944	$323,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,863	$29,567
Income taxes payable	641	811
Deferred revenue	1,252	1,264
Capital lease obligation, current portion	177	265
Total current liabilities	31,933	31,907
Capital lease obligation, less current portion	349	187
Deferred tax liabilities	1,745	1,996
Other non-current liabilities	2,022	3,493
Total liabilities	36,049	37,583
Minority interest in consolidated subsidiary	—	11,309
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 80,062,104 and 77,953,774 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	80	78
Additional paid-in capital	348,644	339,597
Deferred stock compensation	(751)	(1,163)
Accumulated deficit	(45,421)	(64,383)
Accumulated other comprehensive (loss) income	(657)	78
Total stockholders’ equity	301,895	274,207
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,944	$323,099

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three-month Period Ended June 30,
	2004	2003
	(Unaudited)

Revenue	$34,606	$20,086
Cost of revenue	11,416	6,947
Gross profit	23,190	13,139
Operating expenses:
Sales and marketing (excludes stock-based compensation of $56 and $31 for 2004 and 2003, respectively)	7,198	4,931
General and administrative (excludes stock-based compensation of $89 and $50 for 2004 and 2003, respectively)	5,931	4,634
Product development (excludes stock-based compensation of $29 and $16 for 2004 and 2003, respectively)	4,168	2,497
Stock-based compensation	174	97
Amortization of intangible assets	864	342
Restructuring reserve reversal	(1,003)	—
Total operating expenses	17,332	12,501

Income from operations	5,858	638
Interest income, net	843	934
Income before taxes and minority interest	6,701	1,572
Provision for income taxes	1,187	233
Income before minority interest	5,514	1,339
Minority share of income of consolidated subsidiary	—	(55)
Net income	$5,514	$1,284

Other comprehensive income (loss):
Foreign currency translation adjustment	218	68
Unrealized gain (loss) on marketable securities, net of tax	(1,026)	389
Comprehensive income	$4,706	$1,741

Net income per common share:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02

Weighted-average shares used to calculate net income per common share:
Basic	79,459	73,881
Diluted	83,816	77,226

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Six-month Period Ended June 30,
	2004	2003
	(Unaudited)

Revenue	$71,315	$39,549
Cost of revenue	22,545	13,448
Gross profit	48,770	26,101
Operating expenses:
Sales and marketing (excludes stock-based compensation of $133 and $61 for 2004 and 2003, respectively)	14,643	9,909
General and administrative (excludes stock-based compensation of $211 and $100 for 2004 and 2003, respectively)	12,582	9,086
Product development (excludes stock-based compensation of $68 and $33 for 2004 and 2003, respectively)	8,244	5,069
Stock-based compensation	412	194
Amortization of intangible assets	1,728	654
Restructuring reserve reversal	(1,003)	—
Total operating expenses	36,606	24,912

Income from operations	12,164	1,189
Gain on sale of equity interest in Japan subsidiary	8,007	—
Interest income, net	1,539	1,973
Income before taxes and minority interest	21,710	3,162
Provision for income taxes	2,878	618
Income before minority interest	18,832	2,544
Minority share of loss (income) of consolidated subsidiary	130	(74)
Net income	$18,962	$2,470

Other comprehensive income (loss):
Foreign currency translation adjustment	137	(298)
Unrealized (loss) gain on marketable securities, net of tax	(872)	218
Comprehensive income	$18,227	$2,390

Net income per common share:
Basic	$0.24	$0.03
Diluted	$0.23	$0.03

Weighted-average shares used to calculate net income per common share:
Basic	78,935	73,727
Diluted	83,566	76,520

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six-month Period Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$18,962	$2,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,822	3,493
Tax benefit from stock option exercises	3,032	—
Provision for bad debts	370	599
Stock-based compensation	412	194
Minority share of (loss) income of consolidated subsidiary	(130)	74
Provision for deferred income taxes	(380)	27
Non-cash restructuring reversal	(1,003)	—
Gain on sale of equity interest in Japan subsidiary	(8,007)	—
Changes in operating assets and liabilities, net of the effects of disposition of consolidated subsidiary	410	(281)
Net cash provided by operating activities	18,488	6,576

Cash flows from investing activities:
Purchase of marketable debt securities	(89,049)	(80,637)
Proceeds from the sale of marketable debt securities	54,143	94,145
Sale of equity interest in Japan subsidiary, net	2,351	—
Purchases of property and equipment	(3,356)	(1,543)
Purchases of intangible assets	—	(811)
Net cash used in purchased business combinations	—	(4,613)
Net cash (used in) provided by investing activities	(35,911)	6,541

Cash flows from financing activities:
Purchase of treasury stock	—	(9,161)
Proceeds from the exercises of common stock options	6,017	543
Repayments of notes payable and capital leases, net	(238)	(764)
Net cash provided by (used in) financing activities	5,779	(9,382)
Effect of currency translations	693	(298)
Net (decrease) increase in cash and cash equivalents	(10,951)	3,437

Cash and cash equivalents, beginning of period	36,642	27,066
Cash and cash equivalents, end of period	$25,691	$30,503

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

The condensed consolidated financial statements include the accounts of ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or the “Company”) from the beginning of the accounting month nearest to the dates of their respective acquisitions.

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

2.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  FIN No. 46 is effective for reporting periods ending after December 15, 2003.  In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN46R.  This statement does not have a material impact on the Company’s financial statements.

3.                                      RECENT BUSINESS COMBINATIONS AND DIVESTITURE

Sale of ValueClick Japan.    On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. The Company received approximately $24 million in cash, excluding transaction fees. In addition, the Company will continue to provide services to ValueClick Japan including licensing of technology and technical support under a cancelable support agreement for specified fees. This transaction resulted in a gain on sale of approximately $8.0 million, which was fully offset by the anticipated utilization of capital loss carryforwards generated by the Company in prior years. The sale did not qualify as a discontinued operation and as such, the operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

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

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Hi-Speed Media’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Hi-Speed Media for an aggregate purchase price of approximately $9.0 million in cash and additional contingent cash consideration of up to $1.0 million per quarter, assuming the achievement of certain revenue and operating income milestones over the eight quarters beginning January 1, 2004. Contingent cash consideration earned for the three and six months ended June 30, 2004 totaled approximately $250,000. In connection with the transaction, Hi-Speed Media’s outstanding employee stock options were converted into options to purchase approximately 80,000 shares of ValueClick common stock with an estimated aggregate fair value of $389,000.

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

The historical operating results of Hi-Speed Media, Commission Junction and Search123 prior to the acquisition date have not been included in the Company’s historical condensed consolidated operating results. Pro forma data (unaudited) for the three- and six-month periods ended June 30, 2004 and 2003 as if these acquisitions had been effective as of January 1, 2003, and excluding the results of the Company’s investment in ValueClick Japan as if the sale had been effective as of January 1, 2003, is as follows (in thousands, except per share data):

	Three-month Period Ended June 30, 2004	Six-month Period Ended June 30, 2004
Revenue	$34,606	$69,509
Net income	$5,514	$19,077
Basic net income per share	$0.07	$0.24
Diluted net income per share	$0.07	$0.23

	Three-month Period Ended June 30, 2003	Six-month Period Ended June 30, 2003
Revenue	$26,587	$52,202
Net income	$1,064	$1,966
Basic net income per share	$0.01	$0.03
Diluted net income per share	$0.01	$0.03

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

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Net income, as reported	$5,514	$1,284	$18,962	$2,470
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	174	97	412	194
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(794)	(348)	(1,824)	(782)
Net income, pro forma	$4,894	$1,033	$17,550	$1,882

Net income per share:
Basic—as reported	$0.07	$0.02	$0.24	$0.03
Diluted—as reported	$0.07	$0.02	$0.23	$0.03
Basic—pro forma	$0.06	$0.01	$0.22	$0.03
Diluted—pro forma	$0.06	$0.01	$0.21	$0.02

5.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and returns of $2,183,000 and $2,060,000 at June 30, 2004 and December 31, 2003, respectively.

6.                                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Computer equipment	$23,055	$22,321
Furniture and equipment	3,036	3,124
Vehicles	41	35
Leasehold improvements	750	558
	26,882	26,038
Less: accumulated depreciation	(17,201)	(15,479)
	$9,681	$10,559

7.                                      MARKETABLE SECURITIES

Marketable securities as of June 30, 2004 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at June 30, 2004 have an aggregate cost of $214.7 million and an estimated fair value of $213.6 million. Marketable securities at December 31, 2003 had an aggregate cost and estimated fair value of $183.6 million and $183.5 million, respectively.

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

Chahal v. ValueClick, Inc. et al.

This case was filed on September 5, 2003 and brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud. The Chahals are former employees of the Company’s Click Agents Inc. subsidiary and the case arises out of the Company’s repurchase of the Chahals’ ValueClick stock. The case was pending before the Los Angeles County Superior Court. The Chahals sought, among other things, general, special and punitive damages according to proof as well as the imposition of a constructive trust. On July 19, 2004, the Company reached a settlement with the Chahals, which was not material to the Company’s financial statements. Terms of the settlement agreement are confidential.

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

9.                                      RESTRUCTURING CHARGES

In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively.  These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010.  The Company will be relocating back to a previously vacated leased facility and accordingly, reversed $1,003,000 of the related restructuring charge originally established.  As of June 30, 2004, $1,082,000 of the charges has been paid. The following table reflects activity in the restructuring accrual during the six-month period ended June 30, 2004 (in thousands):

Accrual at December 31, 2003	$1,914
Cash payments	(160)
Restructuring reserve reversal	(1,003)

Accrual at June 30, 2004	$751

10.                               STOCK REPURCHASE PROGRAM

In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2004, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.3 million shares of the Company’s common stock for approximately $71.4 million, $68.0 million of which was purchased pursuant to the Stock Repurchase Program. At June 30, 2004 and December 31, 2003, existing shares of treasury stock have been retired.  As of June 30, 2004, up to an additional $7.0 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

11.                               SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

For the quarter ended June 30, 2003, we operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction, Inc. (“Commission Junction”) in December 2003, we reassessed our reportable operating segments and determined that we now have an additional reportable operating segment, Affiliate Marketing, which combines the operations of Be Free, Inc. (“Be Free”) and Commission Junction. In the prior year, Be Free was included in the technology reporting segment. Accordingly, our prior period operating segment information has been reclassified to conform to the 2004 presentation.

The Company derives its revenues from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology. Media segment revenue includes sales of certain technology and affiliate marketing products made by Media operations outside the United States, approximating $767,000 and $1,789,000, respectively, for the three month period ended June 30, 2004. For the three month period ended June 30, 2003, sales of technology and affiliate marketing products made by Media operations outside the United States were $624,000 and $321,000, respectively.

Management believes that segment gross profit is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue and gross profit by segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Periods Ended June 30,
	2004	2003	2004	2003

Media	$17,376	$9,374	$8,188	$4,724
Affiliate Marketing	13,063	4,924	10,632	3,702
Technology	5,476	6,020	4,232	4,713
Intercompany eliminations and other	(1,309)	(232)	138	—

Total	$34,606	$20,086	$23,190	$13,139

	Revenue		Gross Profit
	Six-month Periods Ended June 30,
	2004	2003	2004	2003

Media	$35,407	$18,712	$17,252	$9,874
Affiliate Marketing	27,492	9,566	22,725	7,091
Technology	11,064	11,743	8,655	9,136
Intercompany eliminations and other	(2,648)	(472)	138	—

Total	$71,315	$39,549	$48,770	$26,101

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

The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended June 30, 2004
	Revenue	Income from Operations	Long-lived Assets at June 30, 2004

United States	$30,093	$5,313	$73,261
Europe	5,822	407	291
Intercompany eliminations and other	(1,309)	138	—
Total	$34,606	$5,858	$73,552

	Three-month Period Ended June 30, 2003
	Revenue	Income (loss) from Operations	Long-lived Assets at June 30, 2003

United States	$15,540	$811	$15,630
Japan	2,025	125	1,141
Europe	2,753	(298)	185
Intercompany eliminations and other	(232)	—	—
Total	$20,086	$638	$16,956

	Six-month Period Ended June 30, 2004
	Revenue	Income (loss) from Operations

United States	$60,457	$10,963
Japan	1,806	(526)
Europe	11,700	1,589
Intercompany eliminations and other	(2,648)	138
Total	$71,315	$12,164

	Six-month Period Ended June 30, 2003
	Revenue	Income (loss) from Operations

United States	$30,429	$1,362
Japan	3,901	219
Europe	5,691	(392)
Intercompany eliminations and other	(472)	—
Total	$39,549	$1,189

For the three- and six-month periods ended June 30, 2004, no customer comprised more than 10% of total revenue.  For the three- and six-month periods ended June 30, 2003, one customer comprised 11.6% and 13.8% of total revenue, respectively. At June 30, 2004 and December 31, 2003, no customer comprised more than 10% of accounts receivable.

12.                               SUBSEQUENT EVENT

On August 3, 2004, the Company entered into an agreement to acquire privately-held Pricerunner AB (“Pricerunner”), a leading provider of online comparison shopping services in Europe.  Under the terms of the agreement, ValueClick would acquire all outstanding equity interests in Pricerunner for an adjusted purchase price of approximately $29 million, including cash and approximately 263,000 shares of ValueClick common stock to be issued to three management shareholders of Pricerunner.  ValueClick has agreed to provide additional cash and stock consideration totaling up to $6 million, contingent upon Pricerunner exceeding certain performance milestones.  The transaction has been approved by the shareholders of Pricerunner and by the Company’s board of directors, subject to customary closing conditions.  The transaction is anticipated to be consummated in August 2004.

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

For the quarter ended June 30, 2003, we operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction, Inc. (“Commission Junction”) in December 2003, we reassessed our reportable operating segments and determined that we now have an additional reportable operating segment, Affiliate Marketing, which combines the operations of Be Free, Inc. (“Be Free”) and Commission Junction. In the prior year, Be Free was included in the technology reporting segment. Accordingly, our prior period operating segment information has been reclassified to conform to the 2004 presentation.

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

Revenue and gross profit by segment are listed in the following table (in thousands). Media segment revenue includes sales of certain technology and affiliate marketing products made by Media operations outside the United States, approximating $767,000 and $1,789,000, respectively for the three months period ended June 30, 2004. For the three months period ended June 30, 2003, sales of technology and affiliate marketing products made by Media operations outside the United States were $624,000 and $321,000, respectively.

	Revenue		Gross Profit
	Three-month Periods Ended June 30,
	2004	2003	2004	2003
Media	$17,376	$9,374	$8,188	$4,724
Affiliate Marketing	13,063	4,924	10,632	3,702
Technology	5,476	6,020	4,232	4,713
Intercompany eliminations and other	(1,309)	(232)	138	—
Total	$34,606	$20,086	$23,190	$13,139

	Revenue		Gross Profit
	Six-month Periods Ended June 30,
	2004	2003	2004	2003
Media	$35,407	$18,712	$17,252	$9,874
Affiliate Marketing	27,492	9,566	22,725	7,091
Technology	11,064	11,743	8,655	9,136
Intercompany eliminations and other	(2,648)	(472)	138	—
Total	$71,315	$39,549	$48,770	$26,101

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

Revenue.  Consolidated net revenues for the three-month period ended June 30, 2004 was $34.6 million, representing a 72.3% increase over the same period in 2003 of $20.1 million. Media segment revenue increased 85.4% to $17.4 million for the three-month period ended June 30, 2004 compared to $9.4 million for the same period in 2003.  The increase of $8.0 million in Media segment revenue was primarily due to strong performance by our U.S. and European media teams and a full quarter contribution from Search123 and Hi-Speed Media in the second quarter of 2004. Affiliate Marketing revenue increased to $13.1 million in the second quarter of 2004 compared to $4.9 million for the same period in 2003.  This increase of $8.2 million is attributable to a full quarter of Commission Junction’s operations in the second quarter of 2004. Technology revenue was $5.5 million for the three-month period ended June 30, 2004 compared to $6.0 million for the same period in 2003.  The decrease of $0.5 million or 9.0% was attributable to Mediaplex having a slight year-over-year revenue increase, offset by new rates on renewed long-term contracts in the Adware business.

Cost of Revenue.  Cost of revenue for the Media segment consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing and Technology segments also includes labor costs, depreciation on revenue producing technologies and Internet access costs.  Consolidated cost of revenue was $11.4 million for the three-month period ended June 30, 2004 compared to $6.9 million for the same period in 2003, an increase of $4.5 million or 64.3%. Cost of revenue for our Media segment increased $4.5 million to $9.2 million for the three-month period ended June 30, 2004 compared to the same period in 2003 of $4.7 million. Media cost of revenues increased as a percentage of revenue over the 2004 period.  This increase, as well as the corresponding decrease in the gross profit to 47.1% for the second quarter of 2004 from 50.4% for the same period in 2003, reflects the inclusion of one full quarter’s results of Search123, which generates lower margins than our other media products, and lower margins in Europe due to price concessions to a key ad serving client. Cost of revenues for the Affiliate Marketing segment increased $1.2 million to $2.4 million for the three-month period ended June 30, 2004 compared to the same period in 2003 of $1.2 million.  Affiliate Marketing cost of revenue decreased as a percentage of revenue to 18.6% in the second quarter of 2004 from 24.8% in the same period in 2003.  This decrease, as well as the corresponding increase in gross profit to 81.4% for the second quarter of 2004 from 75.2% in the same period in 2003 is primarily attributable through the operating leverage of our combined affiliate marketing infrastructure, supporting significantly higher revenue levels.  Technology cost of revenue remained fairly stable at $1.3 million in the second quarter of 2004 and 2003. In spite of lower revenue, Technology gross profit was 77.3% in the second quarter of 2004 compared to 78.3% in the same period in 2003.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation of sales and marketing, network development and related support teams, sales commissions, travel, advertising, trade show costs and costs of marketing materials. Sales and marketing expenses for the three-month period ended June 30, 2004 were $7.2 million compared to $4.9 million for the same period in 2003, an increase of $2.3 million or 46.0%. The increase in sales and marketing expenses was due primarily to the inclusion of three full months of sales and marketing expenses for Hi-Speed Media, Commission Junction and Search123 in the second quarter of 2004. Our sales and marketing costs as a percentage of revenue improved to 20.8% for the three-month period ended June 30, 2004 from 24.5% for the same period in 2003, due primarily to the productivity of our sales teams and the sale of ValueClick Japan in the first quarter of 2004.

General and Administrative.  General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation and professional service fees. General and administrative expenses increased to $5.9 million for the three-month period ended June 30, 2004 compared to $4.6 million for the same period in 2003, an increase of $1.3 million or 28.0%. General and administrative expense increased primarily due to the additional three full months of expense for Hi-Speed Media, Commission Junction and Search123 in the second quarter of 2004. Our general and administrative costs as a percentage of revenue decreased to 17.1% for the three-month period ended June 30, 2004 from 23.1% for the same period in 2003 due to cost reduction activities, operating leverage on relatively fixed general and administrative costs and the sale of ValueClick Japan in the first quarter of 2004.

Product Development.  Product development costs include expenses for the development of new technologies designed to enhance the platform performance of our service and costs associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product development costs have been expensed as incurred. Product development expenses for the three-month period ended June 30, 2004 were $4.2 million compared to $2.5 million for the same period in 2003, an increase of $1.7 million or 66.9%. The increase in product development expenses was due primarily to the additional three full months of expense for Hi-Speed Media, Commission Junction and Search123 in the second quarter of 2004.  Our product development costs as a percentage of revenue improved to 12.0% for the three-month period ended June 30, 2004 from 12.4% for the same period in 2003 due primarily to continuing efforts to reduce the number of our co-location facilities, consolidation of our technology teams and the sale of ValueClick Japan in March 2004.

Stock-Based Compensation.  Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date the options were granted, as well as amortization of the fair value of options converted in business purchase combinations.  Stock-based compensation expense for the three-month period ended June 30, 2004 amounted to $174,000. The increase in stock-based compensation from $97,000 for the three-month period ended June 30, 2003 is a result of the amortization of options assumed in the Hi-Speed Media and Commission Junction acquisitions.

Amortization of Intangible Assets.  Amortization of intangible assets for the three-month period ended June 30, 2004 was $864,000 compared to $342,000 in the second quarter of 2003. This represents principally the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the second quarter of 2003 is due to the additional intangible assets purchased in the Hi-Speed Media, Commission Junction and Search123 acquisitions. We anticipate a higher level of amortization expense in 2004, compared to 2003, as a result of the intangible assets acquired in 2003.

Restructuring Reserve Reversal. In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively.  These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010.  The Company will be relocating back to a previously vacated leased facility and accordingly, reversed $1.0 million of the related restructuring charge originally established.

Interest Income, Net.  Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on debt obligations. Interest income was $843,000 for the three-month period ended June 30, 2004 compared to $934,000 for the same period in 2003. The slight decrease is primarily attributable to the effects of decreasing average investment yields from 2003. Interest income in the second half of 2004 is expected to increase as a result of anticipated regulatory rate increases and related increases in market rates available for our investments.

Provision for Income Taxes.  For the three-month period ended June 30, 2004, we recorded a provision for income taxes of $1,187,000 compared to $233,000 for the same period in 2003.  The effective income tax rate reflects the Company’s anticipated pretax profitability by tax jurisdiction and the application of benefits relating primarily to net operating loss carryforwards subject to statutory limitations.  Income tax benefits from all available net operating losses are not fully reflected in the provision as the realization of these benefits of all such benefits is not deemed more likely than not. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.

Minority Share of Income (Loss) of Consolidated Subsidiary.  Minority share of income of ValueClick Japan was $55,000 for the three-month period ended June 30, 2003.  We accounted for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.  On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

Revenue.  Consolidated net revenues for the six-month period ended June 30, 2004 was $71.3 million, representing a 80.3% increase over the same period in 2003 of $39.5 million. Media segment revenue increased $16.7 million or 89.2% for the six-month period ended June 30, 2004 over the same period in 2003.  The increase in Media segment revenue was primarily due to strong performance by our U.S. and European media teams and the inclusion of a full period of Media revenue from the Search123 and Hi-Speed Media acquisitions in the 2004 period. Affiliate Marketing revenue increased $17.9 million to $27.5 million for the six-month period ended June 30, 2004 compared to $9.6 million for the same period in 2003.  This increase is attributable to the inclusion of a full period of Affiliate Marketing revenue from the Commission Junction acquisition in the 2004 period.  Technology revenue was $11.1 million for the six-month period ended June 30, 2004 compared to $11.7 million for the same period in 2003.  The decrease of $0.6 million or 5.8% was attributable to Mediaplex having a slight year-over-year revenue increase, offset by new rates on renewed long-term contracts in the Adware business.

Cost of Revenue.  Consolidated cost of revenue was $22.5 million for the six-month period ended June 30, 2004 compared to $13.4 million for the same period in 2003, an increase of $9.1 million or 67.6%. Cost of revenue for our Media segment increased $9.3 million to $18.2 million for the three-month period ended June 30, 2004 compared to the same period in 2003 of $8.8 million. Media cost of revenues increased as a percentage of revenue over the 2004 period. This increase, as well as the corresponding decrease in the gross profit to 48.7% for the six-month period ended June 30, 2004 from 52.8% for the same period in 2003, reflects the inclusion of the full period results of Search123, which generates lower margins than our other media products, and lower margins in Europe due to price concessions to a key ad serving client. Cost of revenues for the Affiliate Marketing segment increased $2.3 million to $4.8 million for the six-month period ended June 30, 2004 compared to the same period in 2003 of $2.5 million. Affiliate Marketing cost of revenue decreased as a percentage of revenue to 17.3% for the six-month period ended June 30, 2004 from 25.9% in the same period in 2003. This decrease, as well as the corresponding increase in gross profit to 82.7% for the six-month period in 2004 from 74.1% in the same period in 2003 is primarily attributable through the operating leverage of our combined affiliate marketing infrastructure, supporting significantly higher revenue levels. Technology cost of revenue decreased $0.2 million to $2.4 million for the six-month period ended June 30, 2004 compared to the same period in 2003 of $2.6 million. In spite of lower revenue, Technology gross profit was 78.2% for the six-month ended June 30, 2004 compared to 77.8% for the same period in 2003.

Sales and Marketing.  Sales and marketing expenses for the six-month period ended June 30, 2004 were $14.6 million compared to $9.9 million for the same period in 2003, an increase of $4.7 million or 47.8%. The increase in sales and marketing expense was due primarily to the inclusion of six full months of sales and marketing expenses for Hi-Speed Media, Commission Junction and Search123 in 2004. Our sales and marketing costs as a percentage of revenue improved to 20.5% for the six-month period ended June 30, 2004 from 25.1% for the same period in 2003, due primarily to the productivity of our sales teams and the sale of ValueClick Japan in the first quarter of 2004.

General and Administrative.  General and administrative expenses increased to $12.6 million for the six-month period ended June 30, 2004 compared to $9.1 million for the same period in 2003, an increase of $3.5 million or 38.5%. General and administrative expense increased primarily due to the additional six full months of expense for Hi-Speed Media, Commission Junction and Search123 in 2004. Our general and administrative costs as a percentage of revenue decreased to 17.6% for the six-month period ended June 30, 2004 from 23.0% for the same period in 2003 due to cost reduction activities, operating leverage on relatively fixed general and administrative costs and the sale of ValueClick Japan in the first quarter of 2004.

Product Development.  Product development expenses for the six-month period ended June 30, 2004 were $8.3 million compared to $5.1 million for the same period in 2003, an increase of $3.2 million or 62.6%. The increase in product development expenses was due primarily to the additional six full months of expense for Hi-Speed Media, Commission Junction and Search123 in 2004.  Our product development costs as a percentage of revenue improved to 11.6% for the six-month period ended June 30, 2004 from 12.8% for the same period in 2003 due primarily to continuing efforts to reduce the number of our co-location facilities and consolidation of our technology teams and sale of ValueClick Japan in March 2004.

Stock-Based Compensation.  Stock-based compensation expense for the six-month period ended June 30, 2004 amounted to $412,000. The increase in stock-based compensation from $194,000 for the six-month period ended June 30, 2003 is a result of the amortization of options assumed in the Hi-Speed Media and Commission Junction acquisitions.

Amortization of Intangible Assets.  Amortization of intangible assets for the six-month period ended June 30, 2004 was $1,728,000 compared to $654,000 for the same period in 2003. This represents principally the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the same period in 2003 is due to the additional intangible assets purchased in the Hi-Speed Media, Commission Junction and Search123 acquisitions. We anticipate a higher level of amortization expense in 2004, compared to 2003, as a result of the intangible assets acquired in 2003.

Restructuring Reserve Reversal.  In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively.  These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010.  The Company will be relocating back to a previously vacated leased facility and accordingly, reversed $1.0 million of the related restructuring charge originally established.

Gain on Sale of Equity Interest in Japan Subsidiary.  Gain on sale of equity interest in Japan subsidiary for the six-month period ended June 30, 2004 was $8,007,000, which represents the pretax gain recognized from the sale of our equity interest of approximately 59% in ValueClick Japan, Inc. on March 26, 2004, net of related transaction expenses.

Interest Income, Net.  Interest income was $1.5 million for the six-month period ended June 30, 2004 compared to $2.0 million for the same period in 2003. The decrease is attributable to a lower average cash balance over the period primarily due to the acquisitions of Hi-Speed Media, Commission Junction, and Search123, along with the effects of decreasing average investment yields. Interest income in the second half of 2004 is expected to increase as a result of anticipated regulatory rate increases and related increases in market rates available for our investments.

Provision for Income Taxes.  For the six-month period ended June 30, 2004, we recorded a provision for income taxes of $2,878,000 compared to $618,000 for the same period in 2003. The effective income tax rate reflects the Company’s anticipated pretax profitability by tax jurisdiction and the application of benefits relating primarily to net operating loss carryforwards subject to statutory limitations.  Income tax benefits from all available net operating losses are not fully reflected in the provision as the realization of these benefits of all such benefits is not deemed more likely than not. The taxable gain from the sale of the equity interest in ValueClick Japan of $8.0 million has been fully offset by the anticipated utilization of capital loss carryforwards generated by the Company in prior years.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.

Minority Share of Income (Loss) of Consolidated Subsidiary.  Minority share of loss of ValueClick Japan was $130,000 for the six-month period ended June 30, 2004 and minority share of income of ValueClick Japan was $74,000 for the six-month period ended June 30, 2003.  We accounted for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.  On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations, equity financings and cash from acquisitions of other businesses. As of June 30, 2004, we had combined cash and cash equivalents and marketable securities balance of $239.3 million.  Net cash provided by operating activities for the six-month period ended June 30, 2004 totaled $18.5 million compared to $6.6 million for the same period in 2003.  The increase was primarily attributable to an increase in net income, adjusted for non-cash items, including depreciation and amortization of approximately $4.8 million and tax benefits from stock options of approximately $3.0 million.

The net cash used by investing activities for the six-month period ended June 30, 2004 of $35.9 million was primarily the result of the net purchase of marketable debt securities of $34.9 million and $3.4 million of primarily computer equipment purchases, offset by net proceeds from the sale of the Company’s equity interest in ValueClick Japan of $2.4 million. For the six-month period ended June 30, 2003, cash provided by investing activities was $6.5 million and was primarily a result of proceeds received from the sale of marketable debt securities.

Net cash provided by financing activities for the six-month period ended June 30, 2004 of $5.8 million resulted primarily from proceeds received from the exercise of stock options of $6.0 million. Cash used in financing activities was $9.4 million for the six-month period ended June 30, 2003 resulted primarily from the treasury stock repurchases under the stock repurchase program.

Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002 and to $75 million in November 2002. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2004, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.3 million shares of the Company’s common stock for approximately $71.4 million, $68.0 million of which was purchased pursuant to the Stock Repurchase Program. All purchases of treasury stock have been retired. As of June 30, 2004, up to an additional $7.0 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Commitments and Contingencies

As of June 30, 2004, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010.

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

•                                          Deferred Taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income or reduce corresponding intangible assets in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made consistent with prior periods. In evaluating the need for a valuation allowance at June 30, 2004, we evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109. The key factors evaluated included: significant cumulative losses with only a recent trend towards profitability; annual limitations on utilization of acquired net operating losses pursuant to Internal Revenue Code Section 382 and related expiration dates; limitations on the utilization of capital loss carryforwards and related expiration dates; potential for future stock option deductions to significantly reduce taxable income thus limiting the ability to utilize net operating loss carryforwards prior to expiration; and future income projections and tax planning strategies with the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis. Based upon an evaluation of these factors, we concluded that, with the exception of short-term net deferred tax asset temporary differences that will reverse in the next year, it is not more likely than not that the remaining deferred tax assets will be realized. In future periods, we will reassess the available evidence and if we continue to meet our financial projections, generate improved and sustained taxable income and develop additional tax planning strategies, it is possible that we may develop enough positive evidence to release a portion or all of our valuation allowance in future periods.

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

We test goodwill for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangibles”, adopted on January 1, 2002. Accordingly, goodwill is tested at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. At June 30, 2004, our goodwill principally resides in the Affiliate Marketing and Media reporting units as a result of the 2003 acquisitions of Commission Junction (Affiliate Marketing reporting unit) and Search 123 and High Speed Media (Media reporting unit). The Company has elected to test for goodwill impairment annually as of December 31. If significant declines in the fair value were to occur in the future related to our acquired businesses, impairment changes may be necessary to reduce the carrying value of goodwill to fair market value.

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

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the six-month periods ended June 30, 2004 and 2003.

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

Marketable securities as of June 30, 2004 consist primarily of marketable debt securities in investment-grade corporate and government securities with maturities of less than two years. As of June 30, 2004, our investment in marketable securities had a weighted-average time to maturity of approximately 313 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of June 30, 2004, unrealized losses in our investments in marketable securities aggregated $1.1 million.

During the quarter ended June 30, 2004, our investments in marketable securities yielded an effective interest rate of 1.70%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our marketable securities of approximately $2.1 million. However, due to the uncertainty of the actions that would be taken in such a scenario and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in other foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Europe, which denominates its transactions in primarily U.K. pounds or euros.  The effect of foreign exchange rate fluctuations for the three and six-month periods ended June 30, 2004 were not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $2.3 million, a reduction of income before income taxes of $0.3 million and a reduction of net assets, excluding intercompany balances, of $1.2 million. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2004, we had $10.0 million in cash and cash equivalents denominated in foreign currencies, primarily the U.K. pound.

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

WE HAVE AN ACCUMULATED DEFICIT AND MIGHT NOT REMAIN PROFITABLE.

At June 30, 2004 we had an accumulated deficit of approximately $45.4 million. Though we achieved operational profitability in 2003, events could arise that prevent us from achieving net income in future periods.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 50.2% of our revenue for the quarter ended June 30, 2004 by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers’ Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Traditionally, most of our revenue has been derived from our Media segment. Although we intend to grow our Affiliate Marketing and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. For the quarter ended June 30, 2004, our Media segment accounted for 50.2% of our revenue. In addition, our Media segment includes products and services that are based on a cost-per-click (“CPC”), cost-per-action (“CPA”) or cost-per-lead (“CPL”) pricing model. These business models differ from the cost-per-thousand impressions (“CPM”) pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our various pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users’ activities after they have reached advertisers’ Web sites. We will not be able to assure you that our strategy will succeed.

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

Web sites typically place small files of non-personalized (or “anonymous”) information, commonly known as cookies, on an Internet user’s hard drive, generally without the user’s knowledge or consent. Cookies generally collect information about users on a non-personalized basis to enable Web sites to provide users with a more customized experience. Cookie information is passed to the Web site through an Internet user’s browser software. We currently use cookies to track an Internet user’s movement through the advertiser’s Web site and to monitor and prevent potentially fraudulent activity on our network. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation (including, but not limited to, Spyware legislation) has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time-consuming, could require us to change our business practices and could divert management’s attention.

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

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, ADWARE, COMMISSION JUNCTION, HI-SPEED MEDIA, AND SEARCH123 TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUE, OUR BUSINESS MAY FAIL.

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

Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technology in a manner that is not in compliance with these laws or their own stated privacy standards.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b)                                 Changes in Internal Controls

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

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleges, among other things, breach of contract. Lorenc seeks, among other things, compensatory damages, punitive damages and attorney’s fees to the greatest extent allowed by law. The case was pending before the state court in Massachusetts. On the day the case was set for trial, May 3, 2004, Lorenc dismissed his case with prejudice in exchange for an agreement by the Company not to sue Lorenc for the recovery of its attorney’s fees incurred in defending this action. The Company paid no money to Lorenc in exchange for his dismissal with prejudice. The case is now concluded.

Chahal v. ValueClick, Inc. et al.

This case was filed on September 5, 2003 and brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow, by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud. The Chahals are former employees of the Company’s Click Agents Inc. subsidiary and the case arises out of the Company’s repurchase of the Chahals’ ValueClick stock. The case was pending before the Los Angeles County Superior Court. The Chahals seek, among other things, general, special and punitive damages according to proof as well as the imposition of a constructive trust. On July 19, 2004, the Company reached a settlement with the Chahals, which was not material to the Company’s financial statements.  Terms of the settlement agreement are confidential.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The 2003 Annual Meeting of Stockholders was held on June 3, 2004 in Westlake Village, California.

(b)         Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all of such nominees were elected. At the Annual Meeting, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.  The vote for each director was as follows:

Name	For	Withheld
James R. Zarley	49,770,776	22,187,077
David S. Buzby	69,310,125	2,647,728
Martin T. Hart	69,276,743	2,681,110
Tom A. Vadnais	53,384,172	18,573,681
Jeffrey F. Rayport	47,469,157	24,488,696

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004

(b)                                 Reports on Form 8-K filed during the quarter ended June 30, 2004:

Current Report on Form 8-K was furnished by ValueClick to the Securities and Exchange Commission on April 27, 2004 to report under Item 12 the issuance of a press release announcing the financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ SAMUEL J. PAISLEY
Samuel J. Paisley
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 9, 2004