Form 10-Q
period 2004-09-30
VALUECLICK INC/CA
filed 2004-11-09
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2004 was 81,117,331.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-month Periods Ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine-month Periods Ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION AND SIGNATURES
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Securities and Use of Proceeds, and Issuer Repurchases of Equity Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signature

Certification of CEO - Sarbanes-Oxley Act Section 302
Certification of CFO - Sarbanes-Oxley Act Section 302
Certification of CEO and CFO - Sarbanes-Oxley Act Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,888	$36,642
Marketable securities	203,292	183,478
Accounts receivable, net	25,526	21,942
Income taxes receivable	—	440
Deferred tax assets	1,761	1,446
Prepaid expenses and other current assets	2,758	1,768
Total current assets	253,225	245,716
Property and equipment, net	9,191	10,559
Goodwill	65,044	49,375
Intangible assets, net	26,840	15,974
Other assets	1,147	1,475
TOTAL ASSETS	$355,447	$323,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,302	$29,567
Income taxes payable	489	811
Deferred revenue	1,120	1,264
Capital lease obligations, current portion	117	265
Total current liabilities	36,028	31,907
Capital lease obligations, less current portion	349	187
Deferred tax liabilities	4,657	1,996
Other non-current liabilities	1,668	3,493
Total liabilities	42,702	37,583
Minority interest in consolidated subsidiary	—	11,309

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 81,105,327 and 77,953,774 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	81	78
Additional paid-in capital	350,938	339,597
Deferred stock compensation	(627)	(1,163)
Accumulated deficit	(37,803)	(64,383)
Accumulated other comprehensive income	156	78
Total stockholders’ equity	312,745	274,207
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$355,447	$323,099

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three-month Period Ended September 30,
	2004	2003
	(Unaudited)

Revenue	$43,492	$22,694
Cost of revenue	13,206	8,532
Gross profit	30,286	14,162
Operating expenses:
Sales and marketing (excludes stock-based compensation of $40 and $23 for 2004 and 2003, respectively)	9,760	5,002
General and administrative (excludes stock-based compensation of $64 and $37 for 2004 and 2003, respectively)	6,962	4,772
Product development (excludes stock-based compensation of $20 and $12 for 2004 and 2003, respectively)	3,663	2,510
Stock-based compensation	124	72
Amortization of intangible assets	1,107	401
Total operating expenses	21,616	12,757
Income from operations	8,670	1,405
Interest income, net	1,001	716
Income before taxes and minority interest	9,671	2,121
Provision for income taxes	2,053	196
Income before minority interest	7,618	1,925
Minority share of loss of consolidated subsidiary	—	82
Net income	$7,618	$2,007

Other comprehensive income:
Foreign currency translation adjustment	340	2,021
Unrealized gain (loss) on marketable securities, net of tax	473	(60)
Comprehensive income	$8,431	$3,968

Net income per common share:
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

Weighted-average shares used to calculate net income per common share:
Basic	80,770	74,429
Diluted	83,925	78,991

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Nine-month Period Ended September 30,
	2004	2003
	(Unaudited)

Revenue	$114,807	$62,243
Cost of revenue	35,751	21,980
Gross profit	79,056	40,263
Operating expenses:
Sales and marketing (excludes stock-based compensation of $173 and $84 for 2004 and 2003, respectively)	24,403	14,911
General and administrative (excludes stock-based compensation of $275 and $137 for 2004 and 2003, respectively)	19,544	13,858
Product development (excludes stock-based compensation of $88 and $45 for 2004 and 2003, respectively)	11,907	7,579
Stock-based compensation	536	266
Amortization of intangible assets	2,835	1,055
Restructuring reserve reversal	(1,003)	—
Total operating expenses	58,222	37,669
Income from operations	20,834	2,594
Gain on sale of equity interest in Japan subsidiary	8,007	—
Interest income, net	2,540	2,689
Income before taxes and minority interest	31,381	5,283
Provision for income taxes	4,931	814
Income before minority interest	26,450	4,469
Minority share of loss of consolidated subsidiary	130	8
Net income	$26,580	$4,477

Other comprehensive income:
Foreign currency translation adjustment	477	1,723
Unrealized (loss) gain on marketable securities, net of tax	(399)	158
Comprehensive income	$26,658	$6,358

Net income per common share:
Basic	$0.33	$0.06
Diluted	$0.32	$0.06

Weighted-average shares used to calculate net income per common share:
Basic	79,555	73,958
Diluted	83,810	77,686

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine-month Period Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$26,580	$4,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,509	5,564
Tax benefit from stock option exercises	4,449	—
Provision for bad debts	940	696
Stock-based compensation	536	266
Minority share of loss of consolidated subsidiary	(130)	(8)
Benefit from deferred income taxes	(218)	(47)
Non-cash restructuring reversal	(1,003)	—
Gain on sale of equity interest in Japan subsidiary	(8,007)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and disposition of consolidated subsidiary	(1,974)	(1,407)
Net cash provided by operating activities	28,682	9,541

Cash flows from investing activities:
Purchase of marketable securities	(131,720)	(129,345)
Proceeds from the sale of marketable securities	107,499	141,892
Sale of equity interest in Japan subsidiary, net	2,351	—
Purchase of property and equipment	(4,263)	(2,485)
Acquisition of businesses, net of cash acquired	(24,966)	(5,632)
Net cash (used in) provided by investing activities	(51,099)	4,430

Cash flows from financing activities:
Purchase of common stock	(2,206)	(9,161)
Proceeds from the exercises of common stock options	7,134	1,864
Repayment of notes payable and capital leases, net	(298)	(849)
Net cash provided by (used in) financing activities	4,630	(8,146)
Effect of currency translations	1,033	1,723
Net (decrease) increase in cash and cash equivalents	(16,754)	7,548

Cash and cash equivalents, beginning of period	36,642	27,066
Cash and cash equivalents, end of period	$19,888	$34,614

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

MEDIA —ValueClick’s Media business segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary firms such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, and Pricerunner AB, completed in August 2004.

The Company offers advertisers and agencies a range of online media solutions in the categories of Web/Display Advertising, Email Marketing, Lead Generation Marketing, and Search Marketing. The Company has aggregated thousands of online publishers to provide advertisers and agencies with access to one of the largest online advertising networks. With the addition of Pricerunner AB, the Company expanded its suite of performance-based online marketing solutions into the area of comparison shopping.

The Company’s Media services are sold on a variety of pricing models, including cost-per-impression (CPM), cost-per-click (CPC), cost-per-lead (CPL), and cost-per-action (CPA).

AFFILIATE MARKETING —The ValueClick Affiliate Marketing business segment operates through the Company’s wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003. The Affiliate Marketing business segment subsidiaries were branded under one common name, Commission Junction, effective March 23, 2004.

The Company’s Affiliate Marketing segment offers technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, the Company’s affiliate marketing services enable its advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s Web site; analyze the effectiveness of the offers and affiliate partners; and, track the commissions due to their affiliates.

ValueClick’s affiliate marketing services address the needs of advertisers that seek to build and manage a private-labeled network of third-party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through the Company’s existing network of third-party online affiliate publishers. Affiliate marketing revenues are driven by a combination of fixed fees and variable compensation that is based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with the Company’s affiliate marketing platforms.

TECHNOLOGY —ValueClick’s Technology business segment operates through its wholly-owned subsidiaries Mediaplex, Inc. (“Mediaplex”) and AdWare Systems, Inc. (“AdWare”), which were acquired in October 2001.

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

AdWare is an applications service provider (“ASP”) delivering high-quality information management systems to advertising agencies, marketing communications companies and public relations agencies. AdWare’s revenue is generated primarily from monthly service fees paid by customers over the service periods.

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. In December 2003, the FASB issued Interpretation 46R (“FIN 46R”), a revision to FIN No. 46. FIN 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN No. 46 prior to this effective date can continue to apply the provisions of FIN No. 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. This statement does not have a material impact on the Company’s consolidated financial statements.

In March 2004, FASB issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment – an amendment of FASB Statements No. 123 and 95.” The proposed statement addresses the accounting for share-based payment transactions with employees and other third parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees” , and generally would require that such transactions be accounted for using a fair-value based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings that the Company reports in fiscal year 2006. The Company has not yet determined the impact that the proposed statement will have on its financial statements.

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that they issue the final standard. The Company has not determined what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on its financial statements.

3.             RECENT BUSINESS COMBINATIONS AND DIVESTITURE

Pricerunner AB.   On August 6, 2004, the Company completed the acquisition of Pricerunner AB (“Pricerunner”), a leading provider of online comparison shopping services in Europe.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Pricerunner’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of approximately $30.1 million, including cash of $26.9 million and approximately 263,000 shares of ValueClick common stock valued at approximately $2.0 million (based on the average ValueClick common stock price for the public announcement date and the five trading days before and after that date), and incremental costs of the acquisition of approximately $1.2 million. The stock portion of the consideration is approximately 6.5% of the total purchase price. The Company also agreed to provide additional cash and stock consideration totaling up to $6.0 million, contingent upon Pricerunner exceeding certain performance milestones related to the Pricerunner fiscal year ended April 30, 2005. Such additional consideration, if earned, would be most likely distributed in the third quarter ended September 30, 2005.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$2,710
Other tangible assets acquired	4,085
Amortizable intangible assets
Trade name, trademark and domain name	5,100
Customer, affiliate and advertiser related relationships	7,900
Developed technology and patents	500
Other identifiable intangible assets	200
Goodwill	14,679
Total assets acquired	35,174

Liabilities assumed	(5,054)
Total	$30,120

The identifiable intangible assets and goodwill resulting from this acquisition are based upon preliminary valuation assertions and may change based on final analysis. Any such change may result in reclassification between identifiable intangible assets and goodwill.

Sale of ValueClick Japan.  On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. The Company received approximately $24 million in cash, excluding transaction fees. In addition, the Company will continue to provide services to ValueClick Japan including licensing of technology and technical support under a cancelable support agreement for specified fees. This transaction resulted in a gain on sale of approximately $8.0 million, which was fully offset by the anticipated utilization of capital loss carryforwards generated by the Company in prior years. The sale did not qualify as a discontinued operation, and as such, the operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

Hi-Speed Media, Inc.  On December 17, 2003, the Company completed the acquisition of Hi-Speed Media, Inc., a California corporation (“Hi-Speed Media”), pursuant to an Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, Inc., HS Acquisition Corp., a wholly-owned subsidiary of ValueClick, Hi-Speed Media, the shareholders of Hi-Speed Media, and Farshad Fardad, in his capacity as Shareholder Agent. Hi-Speed Media provides e-mail marketing services, as well as e-commerce product offerings.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Hi-Speed Media’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Hi-Speed Media for an aggregate purchase price of approximately $9.0 million in cash and additional contingent cash consideration of up to $1.0 million per quarter, assuming the achievement of certain revenue and operating income milestones, over the eight quarters beginning January 1, 2004. Contingent cash consideration earned for the three and nine months ended September 30, 2004 totaled approximately $937,500 and $1,312,500, respectively, and was reflected as an increase in goodwill. In connection with the transaction, Hi-Speed Media’s outstanding employee stock options were converted into options to purchase approximately 80,000 shares of ValueClick common stock with an estimated aggregate fair value of $389,000.

The identifiable intangible assets and goodwill resulting from this acquisition are based upon preliminary valuation assertions and may change based on final analysis.  Any such change may result in reclassification between identifiable intangible assets and goodwill.

Commission Junction, Inc.  On December 7, 2003, the Company completed the acquisition of Commission Junction, Inc., a Delaware corporation (“Commission Junction”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corp., a wholly-owned subsidiary of ValueClick, Commission Junction, and Idealab Holdings LLC, a Delaware limited liability company, in its capacity as Stockholder Agent. Pursuant to the terms of the merger agreement, Commission Junction was merged with and into NCJ Acquisition Corp. and became a wholly-owned subsidiary of ValueClick. Commission Junction runs an affiliate marketing business, which provides technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Commission Junction’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Pursuant to the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Commission Junction for approximately 3.0 million shares of ValueClick common stock, valued at approximately $29.5 million, and approximately $26.1 million in cash. The cash portion of the purchase price was derived from existing working capital. Additionally, outstanding options to acquire common stock of Commission Junction were converted into an aggregate of approximately 1.2 million options to acquire ValueClick common stock with an estimated aggregate fair value of $6.1 million.

The identifiable intangible assets and goodwill resulting from this acquisition are based upon preliminary valuation assertions and may change based on final analysis.  Any such change may result in reclassification between identifiable intangible assets and goodwill.

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

The historical operating results of Pricerunner, Hi-Speed Media, Commission Junction, and Search123 prior to the respective acquisition dates have not been included in the Company’s historical condensed consolidated operating results. Pro-forma data (unaudited) for the three- and nine-month periods ended September 30, 2004 and 2003, respectively, as if these acquisitions had been effective as of January 1, 2003, and excluding the results of the Company’s investment in ValueClick Japan as if the sale had been effective as of January 1, 2003, is as follows (in thousands, except per share data):

	Three-month Period Ended September 30, 2004	Nine-month Period Ended September 30, 2004
Revenue	$44,231	$117,560
Net income	$7,545	$19,230
Basic net income per share	$0.09	$0.24
Diluted net income per share	$0.09	$0.23

	Three-month Period Ended September 30, 2003	Nine-month Period Ended September 30, 2003
Revenue	$30,167	$84,273
Net income	$2,245	$4,483
Basic net income per share	$0.03	$0.06
Diluted net income per share	$0.03	$0.06

4.             GOODWILL AND INTANGIBLES

A summary of goodwill and other intangible assets as of September 30, 2004 and December 31, 2003 is set forth below (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
September 30, 2004:
Goodwill	$65,044	$—	$65,044
Customer relationships	18,992	(1,747)	17,245
Other	13,365	(3,770)	9,595
Total intangible assets	$97,401	$(5,517)	$91,884

December 31, 2003:
Goodwill	$49,375	$—	$49,375
Customer relationships	11,092	(189)	10,903
Other	7,367	(2,296)	5,071
Total intangible assets	$67,834	$(2,485)	$65,349

Intangible assets created as a result of acquisitions during 2004 include customer relationships, acquired technology and trade name intangibles that are being amortized using the straight-line method over the periods benefited, ranging from 1 to 7 years.

For the quarter ended September 30, 2004, $14.7 million and $13.7 million were added to goodwill and intangible assets, respectively, related to the purchase of Pricerunner, and $990,000 was added to goodwill related primarily to purchase price adjustments for Commission Junction and Hi-Speed Media.

5.             STOCK COMPENSATION

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FIN No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

The following table illustrates the effect on stock-based compensation, net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Net income, as reported	$7,618	$2,007	$26,580	$4,477
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	124	72	536	266
Deduct:
Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(816)	(261)	(2,681)	(1,273)

Net income, pro-forma	$6,926	$1,818	$24,435	$3,470

Net income per share:
Basic-as reported	$0.09	$0.03	$0.33	$0.06
Diluted-as reported	$0.09	$0.03	$0.32	$0.06
Basic-pro-forma	$0.09	$0.02	$0.31	$0.05
Diluted-pro-forma	$0.08	$0.02	$0.29	$0.05

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and returns of $3,196,000 and $2,060,000 at September 30, 2004 and December 31, 2003, respectively.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003

Computer equipment	$24,452	$22,321
Furniture and equipment	2,912	3,124
Vehicles	41	35
Leasehold improvements	730	558

	28,135	26,038
Less: accumulated depreciation and amortization	(18,944)	(15,479)
	$9,191	$10,559

8.             MARKETABLE SECURITIES

Marketable securities as of September 30, 2004 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at September 30, 2004 have an aggregate cost of $204.1 million and an estimated fair value of $203.3 million. Marketable securities at December 31, 2003 had an aggregate cost and estimated fair value of $183.6 million and $183.5 million, respectively.

9.             COMMITMENTS AND CONTINGENCIES

Legal Action

Chahal v. ValueClick, Inc. et al.

This case was filed on September 5, 2003 and brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud. The Chahals are former employees of the Company’s Click Agents, Inc. subsidiary and the case arises out of the Company’s repurchase of the Chahals’ ValueClick stock. The case was pending before the Los Angeles County Superior Court. The Chahals sought, among other things, general, special and punitive damages according to proof as well as the imposition of a constructive trust. On July 19, 2004, the Company reached a settlement with the Chahals, which was not material to the Company’s financial statements. Terms of the settlement agreement are confidential.

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International Inc. (“BTG”) against B&N. The case is pending before the United States District Court, District of Delaware. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that it has been named in the patent infringement suit as a result of

B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N while fully reserving its legal rights. The Company is currently assessing the claims of the lawsuit as well as its financial exposure, if any, resulting from its decision to indemnify B&N.

From time to time, the Company may become subject to additional legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that would have a material adverse effect on its business, operating results, cash flows or financial condition.

10.          RESTRUCTURING CHARGES

In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010. The Company will be relocating back to a previously vacated leased facility and, accordingly, during the second quarter of 2004, reversed $1,003,000 of the related restructuring charge originally established. As of September 30, 2004, $1,174,000 of the charges have been paid. For the three and nine months ended September 30, 2004, restructuring charges paid were $92,000 and $252,000, respectively. The following table reflects activity in the restructuring accrual during the nine-month period ended September 30, 2004 (in thousands):

Accrual at December 31, 2003	$1,914
Cash payments	(252)
Restructuring reserve reversal	(1,003)

Accrual at September 30, 2004	$659

11.          STOCKHOLDERS’ EQUITY

During the nine-month period ended September 30, 2004, the Company issued approximately 3.2 million shares of common stock in connection with the exercises of outstanding common stock options and 263,467 shares of common stock related to the acquisition of Pricerunner.

In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. During the nine-month period ended September 30, 2004, the Company repurchased 303,808 shares of its common stock under its stock repurchase program. As of September 30, 2004, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.6 million shares of the Company’s common stock for approximately $73.6 million, of which 25.1 million shares for approximately $70.2 million were purchased pursuant to the Stock Repurchase Program. At September 30, 2004 and December 31, 2003, existing shares of treasury stock have been retired. As of September 30, 2004, up to an additional $24.8 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

12.          NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2004	2003	2004	2003
Net income	$7,618	$2,007	$26,580	$4,477

Weighted-average common shares outstanding - basic	80,770	74,429	79,555	73,958
Dilutive effect of stock options	3,155	4,562	4,255	3,728
Number of shares used to compute earnings per share - diluted	83,925	78,991	83,810	77,686

Net income per common share:
Basic	$0.09	$0.03	$0.33	$0.06
Diluted	$0.09	$0.03	$0.32	$0.06

Stock options to purchase approximately 3,462,000 and 3,108,000 shares of common stock during the three and nine months ended September 30, 2004, respectively, were outstanding but excluded from the computation of diluted net income per share because the option exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods. The diluted per share computations exclude common stock options, which were antidilutive, for the three and nine months ended September 30, 2003 were 992,000 and 1,483,000 shares, respectively.

13.          SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

For the quarter ended September 30, 2003, the Company operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction, Inc. (“Commission Junction”) in December 2003, we reassessed our reportable operating segments and determined that we now have an additional reportable operating segment, Affiliate Marketing, which combines the operations of Be Free, Inc. (“Be Free”) and Commission Junction. In the prior year, Be Free was included in the Technology reporting segment. Accordingly, our prior period operating segment information has been reclassified to conform to the 2004 presentation.

The Company derives its revenues from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology. Media segment revenue includes sales of certain technology and affiliate marketing products made by Media operations outside the United States, approximating $1,397,000 and $2,305,000, respectively, for the three-month period ended September 30, 2004 and $3,566,000 and $6,040,000, respectively, for the nine-month period ended September 30, 2004. For the three-month period ended September 30, 2003, sales of technology and affiliate marketing products made by Media operations outside the United States were $830,000 and $280,000, respectively, and $2,083,000 and $855,000, respectively, for the nine-month period ended September 30, 2003.

Management believes that segment gross profit is an appropriate measure of evaluating the performance of the Company’s operating segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue and gross profit by operating segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Periods Ended September 30,
	2004	2003	2004	2003

Media	$24,992	$12,354	$13,444	$5,917
Affiliate Marketing	14,684	4,986	12,356	3,831
Technology	5,560	5,688	4,350	4,414
Intercompany eliminations and other	(1,744)	(334)	136	—
Total	$43,492	$22,694	$30,286	$14,162

	Revenue		Gross Profit
	Nine-month Periods Ended September 30,
	2004	2003	2004	2003

Media	$60,399	$31,066	$30,696	$15,791
Affiliate Marketing	42,176	14,552	35,081	10,922
Technology	16,624	17,431	13,005	13,550
Intercompany eliminations and other	(4,392)	(806)	274	—
Total	$114,807	$62,243	$79,056	$40,263

The Company’s operations are domiciled in the United States with operations in Europe through our wholly-owned subsidiaries, ValueClick Europe, ValueClick France, ValueClick Germany, and Pricerunner AB. Prior to March 26, 2004, the Company had operations in Japan through its majority owned subsidiary, ValueClick Japan. The Company sold its equity interest of approximately 59% in ValueClick Japan on March 26, 2004 and the operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended September 30, 2004
	Revenue	Income from Operations	Long-lived Assets at September 30, 2004

United States	$37,187	$7,611	$72,180
Japan	—	—	—
Europe	8,049	923	28,895
Intercompany eliminations and other	(1,744)	136	—
Total	$43,492	$8,670	$101,075

	Three-month Period Ended September 30, 2003
	Revenue	Income (Loss) from Operations	Long-lived Assets at December 31, 2003

United States	$18,041	$1,617	$74,403
Japan	1,604	(352)	1,349
Europe	3,383	140	156
Intercompany eliminations and other	(334)	—	—
Total	$22,694	$1,405	$75,908

	Nine-month Period Ended September 30, 2004
	Revenue	Income (Loss) from Operations

United States	$97,644	$18,574
Japan	1,806	(526)
Europe	19,749	2,512
Intercompany eliminations and other	(4,392)	274
Total	$114,807	$20,834

	Nine-month Period Ended September 30, 2003
	Revenue	Income (loss from Operations)

United States	$48,470	$2,979
Japan	5,505	(133)
Europe	9,074	(252)
Intercompany eliminations and other	(806)	—
Total	$62,243	$2,594

For the three- and nine-month periods ended September 30, 2004 and 2003, no customer comprised more than 10% of total revenue. At September 30, 2004 and December 31, 2003, no customer comprised more than 10% of accounts receivable.

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

Overview

We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/web advertising, search marketing, email marketing, and affiliate marketing. Additionally, we provide software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that we provide enables our customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining our media, affiliate marketing and technology offerings with our experience in both online and offline marketing, we help our customers around the world optimize their marketing campaigns both on the Internet and through offline media.

For the quarter ended September 30, 2003, we operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction, Inc. (“Commission Junction”) in December 2003, we reassessed our reportable operating segments and determined that we now have an additional reportable operating segment, Affiliate Marketing, which combines the operations of Be Free, Inc. (“Be Free”) and Commission Junction. In the prior year, Be Free was included in the Technology reporting segment. Accordingly, our prior period operating segment information has been reclassified to conform to the 2004 presentation.

We derive our revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA —Our Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary firms such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, and Pricerunner AB, completed in August 2004.

We offer advertisers and agencies a range of online media solutions in the categories of web/display advertising, email marketing, lead generation marketing, and search marketing. To accomplish this, we have partnered with thousands of online publishers to provide advertisers and agencies with access to one of the largest and most reputable online advertising networks, and we have employed rigorous network quality control and advanced proprietary targeting technology. With the addition of Pricerunner, the Company expanded its suite of performance-based online marketing solutions into the category of comparison shopping, a commerce-oriented form of search.

Our Media services are sold on a variety of pricing models, including cost-per-impression (CPM), cost-per-click (CPC), cost-per-lead (CPL), and cost-per-action (CPA).

AFFILIATE MARKETING —Our Affiliate Marketing segment operates through our wholly-owned subsidiaries Be Free, acquired on May 23, 2002, and Commission Junction, acquired on December 7, 2003.

Our Affiliate Marketing segment includes technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, our affiliate marketing services enable our advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s Web site; analyze the effectiveness of the offers and affiliate partners; and, track the commissions due to their affiliates.

We offer affiliate marketing services that address the needs of advertisers that seek to build and manage a private-labeled network of third-party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through our existing network of third-party online affiliate publishers. Affiliate Marketing revenues are driven by a combination of fixed fees and variable compensation that is based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

TECHNOLOGY —Our Technology segment operates through our wholly-owned subsidiaries Mediaplex, Inc. (Mediaplex) and AdWare Systems, Inc. (AdWare), which were acquired on October 19, 2001.

Our Mediaplex subsidiary offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising and email campaigns. Mediaplex’s products are based on our proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s revenues are primarily derived from software access and use charges paid by our software clients. These fees vary based on the client’s use of the technology.

AdWare is an applications service provider (“ASP”) delivering high-quality information management systems to advertising agencies, marketing communications companies and public relations agencies. AdWare’s revenue is generated primarily from monthly service fees paid by customers over the service periods.

Revenue and gross profit by segment are listed in the following table (in thousands). Media segment revenue includes sales of certain technology and affiliate marketing products made by Media operations outside the United States, approximating $1,397,000 and $2,305,000, respectively, for the three-month period ended September 30, 2004 and $3,566,000 and $6,040,000, respectively, for the nine-month period ended September 30, 2004. For the three-month period ended September 30, 2003, sales of technology and affiliate marketing products made by Media operations outside of the United States were $830,000 and $280,000, respectively, and $2,083,000 and $855,000, respectively, for the nine-month period ended September 30, 2003.

	Revenue		Gross Profit
	Three-month Periods Ended September 30,
	2004	2003	2004	2003

Media	$24,992	$12,354	$13,444	$5,917
Affiliate Marketing	14,684	4,986	12,356	3,831
Technology	5,560	5,688	4,350	4,414
Intercompany eliminations and other	(1,744)	(334)	136	—
Total	$43,492	$22,694	$30,286	$14,162

	Revenue		Gross Profit
	Nine-month Periods Ended September 30,
	2004	2003	2004	2003

Media	$60,399	$31,066	$30,696	$15,791
Affiliate Marketing	42,176	14,552	35,081	10,922
Technology	16,624	17,431	13,005	13,550
Intercompany eliminations and other	(4,392)	(806)	274	—
Total	$114,807	$62,243	$79,056	$40,263

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO September 30, 2003

Revenue. Consolidated net revenue for the three-month period ended September 30, 2004 was $43.5 million, representing a 91.6% increase over the same period in 2003 of $22.7 million. Media segment revenue increased 102.3% to $25.0 million for the three-month period ended September 30, 2004 compared to $12.4 million for the same period in 2003. The increase of $12.6 million in Media segment revenue was primarily due to strong performance by our U.S. and European media teams, a full quarter contribution from Hi-Speed Media in 2004 and the addition of Pricerunner results beginning from August 2004. Affiliate Marketing segment revenue increased to $14.7 million in the third quarter of 2004 compared to $5.0 million for the same period in 2003. This increase of $9.7 million, or 194.5%, is attributable to a full quarter of Commission Junction’s operations in the third quarter of 2004 and strong performance by our U.S. Affiliate Marketing team. Technology segment revenue was $5.6 million for the three-month period ended September 30, 2004 compared to $5.7 million for the same period in 2003. This decrease of $0.1 million, or 2.3%, was attributable to Mediaplex having a slight year-over-year revenue increase, offset by new rates on a renewed long-term contract in the Adware business.

Cost of Revenue. Cost of revenue for the Media segment consists primarily of amounts that we pay to Web site publishers on the ValueClick consolidated networks. We pay these publishers on either a CPC, CPA, CPL, or CPM basis. Cost of revenue for the Media, Affiliate Marketing and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Consolidated cost of revenue was $13.2 million for the three-month period ended September 30, 2004 compared to $8.5 million for the same period in 2003, an increase of $4.7 million, or 54.8%. Cost of revenue for the Media segment increased $5.1 million to $11.5 million for the three-month period ended September 30, 2004 compared to the same period in 2003 of $6.4 million. Media cost of revenue decreased as a percentage of revenue over the 2004 period. This decrease, as well as the corresponding increase in gross profit to 53.8% for the third quarter of 2004 from 47.9% for the same period in 2003, was primarily attributable to the addition of the higher-margin comparison shopping business of Pricerunner acquired in August 2004. Cost of revenue for the Affiliate Marketing segment increased $1.2 million to $2.3 million for the three-month period ended September 30, 2004 compared to the same period in 2003 of $1.1 million. Affiliate Marketing cost of revenue decreased as a percentage of revenue to 15.9% in the third quarter of 2004 from 23.2% in the same period in 2003. This decrease, as well as the corresponding increase in gross profit to 84.1% for the third quarter of 2004 from 76.8% in the same period in 2003, was primarily associated with the operating leverage of our combined affiliate marketing infrastructure, supporting significantly higher revenue levels. Technology segment cost of revenue remained fairly stable at $1.2 million in the third quarter of 2004 and $1.3 million in the same period in 2003. In spite of lower revenue, Technology segment gross profit was 78.2% in the third quarter of 2004 compared to 77.6% in the same period in 2003.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing, network development and related support teams, sales commissions, travel, advertising, trade show costs, and costs of marketing materials. Sales and marketing expenses for the three-month period ended September 30, 2004 were $9.8 million compared to $5.0 million for the same period in 2003, an increase of $4.8 million, or 95.1%. The increase in sales and marketing expenses was due primarily to the inclusion of three full months of sales and marketing expenses for Hi-Speed Media and Commission Junction in the third quarter of 2004 and the addition of Pricerunner in August 2004. Our sales and marketing costs as a percentage of revenue remained fairly stable at 22.4% for the three-month period ended September 30, 2004 and at 22.0% for the same period in 2003.

General and Administrative. General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, and professional service fees. General and administrative expenses increased to $7.0 million for the three-month period ended September 30, 2004 compared to $4.8 million for the same period in 2003, an increase of $2.2 million, or 45.9%. General and administrative expenses increased primarily due to the addition of three full months of general and administrative expense for Hi-Speed Media and Commission Junction and two months of expense for Pricerunner in the third quarter of 2004. Our general and administrative costs as a percentage of revenue decreased to 16.0% for the three-month period ended September 30, 2004 from 21.0% for the same period in 2003 due to cost-reduction activities, operating leverage on relatively fixed general and administrative costs and the sale of ValueClick Japan in March 2004.

Product Development. Product development costs include expenses for the development of new technologies designed to enhance the platform performance of our service and costs associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. Product development expenses for the three-month period ended September 30, 2004 were $3.7 million compared to $2.5 million for the same period in 2003, an increase of $1.2 million, or 45.9%. The increase in product development expenses was due primarily to the additional three full months of expense for Hi-Speed Media and Commission Junction and approximately two months of expense for Pricerunner in the third quarter of 2004. Our product development costs as a percentage of revenue decreased to 8.4% for the three-month period ended September 30, 2004 from 11.1% for the same period in 2003 due primarily to consolidation of our technology teams and the sale of ValueClick Japan in March 2004.

Stock-Based Compensation. Stock-based compensation included in the accompanying consolidated statements of operations and comprehensive income reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date the options were granted, as well as amortization of the fair value of options converted in business purchase combinations. Stock-based compensation expense for the three-month period ended September 30, 2004 amounted to $124,000. The increase in stock-based compensation from $72,000 for the three-month period ended September 30, 2003 was a result of the amortization associated with options assumed in the Hi-Speed Media and Commission Junction acquisitions.

Amortization of Intangible Assets. Amortization of intangible assets for the three-month period ended September 30, 2004 was $1,107,000 compared to $401,000 in the third quarter of 2003. This represents principally the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the third quarter of 2003 was due to the intangible assets purchased in the Pricerunner, Hi-Speed Media, Commission Junction, and Search123 acquisitions.

Interest Income, Net. Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable -securities and is net of interest paid on capital lease obligations. Interest income, net was $1,001,000 for the three-month period ended September 30, 2004 compared to $716,000 for the same period in 2003. The increase of $285,000 is primarily attributable to the effects of increasing average investment yields from 2003 as a result of interest rate increases during 2004.

Provision for Income Taxes. For the three-month period ended September 30, 2004, we recorded a provision for income taxes of $2,053,000 compared to $196,000 for the same period in 2003. The effective income tax rate reflects the Company’s anticipated pre-tax profitability by tax jurisdiction and the application of benefits relating primarily to net operating loss carryforwards subject to statutory limitations. Income tax benefits from all available net operating losses are not fully reflected in the provision as the realization of all such benefits is not deemed more likely than not. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.

Minority Share of Loss of Consolidated Subsidiary. Minority share of loss of ValueClick Japan was $82,000 for the three-month period ended September 30, 2003. We accounted for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan. On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

Revenue. Consolidated net revenue for the nine-month period ended September 30, 2004 was $114.8 million, representing a 84.4% increase over the same period in 2003 of $62.2 million. Media segment revenue increased $29.3 million, or 94.4%, for the nine-month period ended September 30, 2004 over the same period in 2003. The increase in Media segment revenue was primarily due to strong performance by our U.S. and European media teams, the inclusion of a full period of Media segment revenue in 2004 from the Search123 and Hi-Speed Media acquisitions and the addition of Pricerunner results from August 2004. Affiliate Marketing segment revenue increased $27.6 million to $42.2 million for the nine-month period ended September 30, 2004 compared to $14.6 million for the same period in 2003. This increase is attributable to the inclusion of a full period of revenue from the Commission Junction acquisition in the 2004 period and strong performance by our U.S. Affiliate Marketing team. Technology segment revenue was $16.6 million for the nine-month period ended September 30, 2004 compared to $17.4 million for the same period in 2003. The decrease of $0.8 million, or 4.6%, was attributable to Mediaplex having a slight year-over-year revenue increase, offset by new rates on a renewed long-term contract in the Adware business.

Cost of Revenue. Consolidated cost of revenue was $35.8 million for the nine-month period ended September 30, 2004 compared to $22.0 million for the same period in 2003, an increase of $13.8 million, or 62.7%. Cost of revenue for the Media segment increased $14.4 million to $29.7 million for the nine-month period ended September 30, 2004 compared to the same period in 2003 of $15.3 million. Media segment cost of revenue remained stable as a percentage of revenue over the 2004 and 2003 periods at 49.2%. Cost of revenue for the Affiliate Marketing segment increased $3.5 million to $7.1 million for the nine-month period ended September 30, 2004 compared to the same period in 2003 of $3.6 million. Affiliate Marketing cost of revenue decreased as a percentage of revenue to 16.8% for the nine-month period ended September 30, 2004 from 24.9% in the same period in 2003. This decrease, as well as the corresponding increase in gross profit to 83.2% for the nine-month period in 2004 from 75.1% in the same period in 2003, was primarily associated with the operating leverage of our combined affiliate marketing infrastructure, supporting significantly higher revenue levels. Technology segment cost of revenue decreased $0.3 million to $3.6 million for the nine-month period ended September 30, 2004 compared to the same period in 2003 of $3.9 million. In spite of lower revenue, Technology segment gross profit was 78.2% for the nine-month period ended September 30, 2004 compared to 77.7% for the same period in 2003.

Sales and Marketing. Sales and marketing expenses for the nine-month period ended September 30, 2004 were $24.4 million compared to $14.9 million for the same period in 2003, an increase of $9.5 million, or 63.7%. The increase in sales and marketing expense was due primarily to the inclusion of nine full months of sales and marketing expenses for Hi-Speed Media, Commission Junction and

Search123 in 2004 and two months of sales and marketing expense for Pricerunner, acquired in August 2004. Our sales and marketing costs as a percentage of revenue declined to 21.3% for the nine-month period ended September 30, 2004 from 24.0% for the same period in 2003, due primarily to the increased productivity of our sales teams and the sale of ValueClick Japan in March 2004.

General and Administrative. General and administrative expenses increased to $19.5 million for the nine-month period ended September 30, 2004 compared to $13.9 million for the same period in 2003, an increase of $5.6 million, or 41.0%. General and administrative expenses increased primarily due to the inclusion of nine full months of expense for Hi-Speed Media, Commission Junction and Search123 and two months of general and administrative expense for Pricerunner in the 2004 period. Our general and administrative costs as a percentage of revenue decreased to 17.0% for the nine-month period ended September 30, 2004 from 22.3% for the same period in 2003 due to cost-reduction activities, operating leverage on relatively fixed general and administrative costs and the sale of ValueClick Japan in March 2004.

Product Development. Product development expenses for the nine-month period ended September 30, 2004 were $11.9 million compared to $7.6 million for the same period in 2003, an increase of $4.3 million, or 57.1%. The increase in product development expense was due primarily to the inclusion of nine full months of expense for Hi-Speed Media, Commission Junction and Search123 and two months of product development expense for Pricerunner in the 2004 period. Our product development costs as a percentage of revenue decreased to 10.4% for the nine-month period ended September 30, 2004 from 12.2% for the same period in 2003 due primarily to consolidation of our technology teams and the sale of ValueClick Japan in March 2004.

Stock-Based Compensation. Stock-based compensation expense for the nine-month period ended September 30, 2004 amounted to $536,000. The increase in stock-based compensation from $266,000 for the nine-month period ended September 30, 2003 was a result of the amortization associated with options assumed in the Hi-Speed Media and Commission Junction acquisitions.

Amortization of Intangible Assets. Amortization of intangible assets for the nine-month period ended September 30, 2004 was $2.8 million compared to $1.1 million for the same period in 2003. This represents principally the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the same period in 2003 was due to the additional intangible assets purchased in the Pricerunner, Hi-Speed Media, Commission Junction and Search123 acquisitions.

Restructuring Reserve Reversal. In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010. The Company will be relocating back to a previously vacated leased facility and, accordingly, in the second quarter of 2004, reversed $1,003,000 of the related restructuring charge originally established.

Gain on Sale of Equity Interest in Japan Subsidiary. Gain on sale of equity interest in Japan subsidiary for the nine-month period ended September 30, 2004 was $8,007,000, which represents the pre-tax gain recognized from the sale of our equity interest of approximately 59% in ValueClick Japan, Inc. on March 26, 2004, net of related transaction expenses.

Interest Income, Net. Interest income, net, was $2.5 million for the nine-month period ended September 30, 2004 compared to $2.7 million for the same period in 2003. The decrease is attributable to lower investment yields for the first six months of the nine-month ended September 30, 2004.

Provision for Income Taxes. For the nine-month period ended September 30, 2004, we recorded a provision for income taxes of $4,931,000 compared to $814,000 for the same period in 2003. The effective income tax rate reflects the Company’s anticipated pre-tax profitability by tax jurisdiction and the application of benefits relating primarily to net operating loss carryforwards subject to statutory limitations. Income tax benefits from all available net operating losses are not fully reflected in the provision as the realization of all such benefits is not deemed more likely than not. The taxable gain from the sale of the equity interest in ValueClick Japan of approximately $8.0 million has been fully offset by the anticipated utilization of capital loss carryforwards generated by the Company in prior years. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.

Minority Share of Loss of Consolidated Subsidiary. Minority share of loss of ValueClick Japan was $130,000 and $8,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. We accounted for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income generated or losses incurred by ValueClick Japan. On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations, equity financings and cash from acquisitions of other businesses. As of September 30, 2004, we had a combined cash and cash equivalents and marketable securities balance of $223.2 million. Net cash provided by operating activities for the nine-month period ended September 30, 2004 totaled $28.7 million compared to $9.5 million for the same period in 2003. The increase was primarily attributable to an increase in net income, adjusted for non-cash items, including the gain on sale of our equity interest in the Company’s Japan subsidiary of approximately $8.0 million, depreciation and amortization of approximately $7.5 million and tax benefits from stock option exercises of approximately $4.4 million.

Net cash used by the Company in investing activities for the nine-month period ended September 30, 2004 of $51.1 million was primarily the result of cash used of $25.0 million in the acquisition of Pricerunner, the net purchases of marketable securities of $24.2 million and $4.3 million of equipment purchases, offset by net proceeds from the sale of the Company’s equity interest in ValueClick Japan of $2.4 million. For the nine-month period ended September 30, 2003, cash provided by investing activities was $4.4 million and was primarily a result of proceeds received from the net sales of marketable debt securities.

Net cash provided by financing activities for the nine-month period ended September 30, 2004 of $4.6 million resulted primarily from proceeds received from the exercises of common stock options of $7.1 million partially offset by the repurchase of $2.2 million of the Company’s common stock. Cash used in financing activities of $8.1 million for the nine-month period ended September 30, 2003 resulted primarily from the common stock repurchases under the Stock Repurchase Program.

Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of September 30, 2004, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.6 million shares of the Company’s common stock for approximately $73.6 million, of which 25.1 million shares for approximately $70.2 million were purchased pursuant to the Stock Repurchase Program. At September 30, 2004 and December 31, 2003, existing shares of treasury stock have been retired. As of September 30, 2004, up to an additional $24.8 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Commitments and Contingencies

As of September 30, 2004, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010.

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

•                                          our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•                                          capital improvements to new and existing facilities;

•                                          technological advances;

•                                          our competitors’ response to our products and services;

•                                          our pursuit of strategic transactions, including mergers and acquisitions;

•                                          our relationships with customers; and

•                                          our level of common stock repurchases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, investments, deferred taxes, impairment of long-lived assets and goodwill, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•                                          Revenue Recognition Policy.  We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain, and collection of the related receivable is reasonable assured.

Our Media segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur or when lead-based information is delivered, provided that no significant obligations remain, the collection of the resulting receivable is reasonably assured and the prices are fixed and determinable.

Our Affiliate Marketing segment and Technology segment revenue is generated primarily from fixed fees for campaign management services and from fees related to application management services and professional services. Campaign management services revenue is recognized when the related services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and the fees are fixed and determinable. Application management services revenue is recognized as the services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and the fees are fixed and determinable. Application management services provide customers rights to access applications, hardware for the application access and customer service. Our customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue in the month or quarter in which minimum volume is exceeded.

•                                          Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                                          Investments.  We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future.

•                                          Deferred Taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income or reduce corresponding intangible assets in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would reduce income in the period such determination was made consistent with prior periods. In evaluating the need for a valuation allowance at September 30, 2004, the Company evaluated both positive and negative evidence in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 109. The key factors evaluated included: significant cumulative losses with only a recent trend towards profitability; annual limitations on utilization of acquired net operating losses pursuant to Internal Revenue Code Section 382 and related expiration dates; limitations on the utilization of capital loss carryforwards and related expiration dates; potential for future stock option deductions to significantly reduce taxable income thus limiting the ability to utilize net operating loss carryforwards prior to expiration; and future income projections and tax planning strategies with the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis. Based upon an evaluation of these factors, we concluded that, with the exception of short-term net deferred tax asset temporary differences that will reverse in the next year, it is not more likely than not that the remaining deferred tax assets will be realized. In future periods, we will reassess the available evidence and if we continue to meet our financial projections, generate improved and sustained taxable income and develop additional tax planning strategies, it is possible that we may develop enough positive evidence to release a portion or all of our valuation allowance.

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

We test goodwill for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangibles”, adopted on January 1, 2002. Accordingly, goodwill is tested at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. At September 30, 2004, our goodwill principally resides in the Affiliate Marketing and Media reporting units as a result of the 2003 acquisitions of Commission Junction (Affiliate Marketing reporting unit) and Search 123, Hi-Speed Media and Pricerunner (collectively, Media reporting unit). The Company has elected to test for goodwill impairment annually as of December 31. If significant declines in the fair value were to occur in the future related to our acquired businesses, impairment charges may be necessary to reduce the carrying value of goodwill to fair market value.

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

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the nine-month periods ended September 30, 2004 and 2003, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest a portion of our excess cash in debt instruments of high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Marketable securities as of September 30, 2004 consist primarily of marketable debt securities in investment-grade corporate and government securities with maturities of less than two years. As of September 30, 2004, our investment in marketable securities had a weighted-average time to maturity of approximately 300 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of September 30, 2004, unrealized losses in our investments in marketable securities aggregated $765,000.

During the quarter ended September 30, 2004, our investments in marketable securities yielded an effective interest rate of 1.85%. If interest rates were to decrease 100 basis points on a sustained, parallel basis, the result would be an annual decrease in our interest income related to our marketable securities of approximately $2.0 million. However, due to the uncertainty of the actions that would be taken in such a scenario and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick Europe, which denominates its transactions in primarily U.K. pounds or euros. The effect of foreign exchange rate fluctuations for the three- and nine-month periods ended September 30, 2004 were not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $2.6 million, a reduction of income before income taxes of $0.3 million and a reduction of net assets, excluding intercompany balances, of $1.4 million. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2004, we had $9.5 million in cash and cash equivalents denominated in foreign currencies, primarily the U.K. pound.

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

This Report contains forward-looking statements based on the current expectations, assumptions, estimates, and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. Moreover, we consummated the acquisitions of Search123, Commission Junction, Hi-Speed Media, and Pricerunner on May 30, 2003, December 7, 2003, December 17, 2003 and August 6, 2004, respectively. Because of the number of acquisitions we completed in 2003 and 2004, the differences in the customer base and functionality of Search123, Commission Junction, Hi-Speed Media, and Pricerunner and our products, these acquisitions may present materially higher product, marketing, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

If we finance future acquisitions by using equity securities, this would dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions, could have an adverse effect on the results of our operations. In addition, we may pay more for an acquisition than the acquired products, services, technology or business are ultimately worth.

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

WE HAVE AN ACCUMULATED DEFICIT AND MIGHT NOT REMAIN PROFITABLE.

At September 30, 2004, we had an accumulated deficit of approximately $37.8 million. Though we achieved operational profitability in 2003, events could arise that prevent us from achieving net income in future periods.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 57.5% of our revenue for the quarter ended September 30, 2004 by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers’ Web sites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Traditionally, most of our revenue has been derived from our Media segment. Although we intend to grow our Affiliate Marketing and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. For the quarter ended September 30, 2004, our Media segment accounted for 57.5% of our revenue. In addition, our Media segment includes products and services that are based on a cost-per-click (“CPC”), cost-per-action (“CPA”) or cost-per-lead (“CPL”) pricing model. These business models differ from the cost-per-thousand impressions (“CPM”) pricing model, which many other Internet advertising companies use. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our various pricing models to advertisers, many of which may be more accustomed to the CPM pricing model, and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tool we offer for tracking Internet users’ activities after they have reached advertisers’ Web sites. We will not be able to assure you that our strategy will succeed.

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

Our pay-per-click search service is dependent upon a limited number of sources to direct Internet users to our search service. Our sources for users conducting searches are members of our affiliate network, including portals, browsers, or other affiliates and our own Web site. Revenues are generated when users conducting searches are directed to advertisers through a paid search link in our search results. The more traffic our sources direct to our advertisers through our search technology, the more revenue we will generate. Unfavorable changes in our relationship with these sources or loss of these relationships would adversely affect our revenue and results of operations.

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

The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing client demands. The introduction of new services embodying new technologies and the emergence of new industry standards and practices could render our existing services obsolete and unmarketable or require unanticipated investments in research and development. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions, such as CPM, CPC, CPL or CPA, and companies that offer pay-per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Direct Response and Linkshare, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. We also compete with pay-per-click search companies such as Overture, recently acquired by Yahoo, Google and FindWhat. Large Web sites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantages compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and Internet service providers, or ISPs, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and/or reductions in advertising revenue. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue could decline.

OUR REVENUE GROWTH COULD BE NEGATIVELY IMPACTED IF INTERNET USAGE AND THE DEVELOPMENT OF INTERNET INFRASTRUCTURE DO NOT CONTINUE TO GROW.

Our business and financial results will depend on continued growth in the use of the Internet. Internet usage may be inhibited for a number of reasons, such as: inadequate network infrastructure; security concerns; inconsistent quality of service; and, unavailability of cost-effective, high-speed service.

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

WE WILL DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

The successful integration of the companies we have acquired will depend in part on the retention of personnel critical to our combined business and operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, technical, sales, and customer support personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs and otherwise diminishing anticipated benefits of these acquisitions.

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

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company without the board of directors’ consent for at least three years from the date they first hold 15% or more of the voting stock. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems will be vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts, and natural disasters. We lease server space in Los Angeles and Sunnyvale, California and Louisville, Kentucky. Therefore, any of the above factors affecting the Los Angeles, Sunnyvale or Louisville areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our back-up system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS THAT COULD REDUCE OUR REVENUE.

Our future success depends in part on the efficient performance of our software and technology, as well as the efficient performance of the systems of third-parties. As the numbers of Web pages and Internet users increase, our services and infrastructure may not be able to grow to meet the demand. A sudden and unexpected increase in the volume of advertising delivered through our servers or in click rates could strain the capacity of the software or hardware that we have deployed. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views delivered and the level of user responses received, which would harm our revenue. To the extent that we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition could be harmed substantially. We also depend on ISPs that provide consumers with access to the Web sites on which our customers’ advertisements appear. Internet users have occasionally experienced difficulties connecting to the Web due to failures of their ISPs’ systems. Any disruption in Internet access provided by ISPs or failures by ISPs to handle the higher volumes of traffic expected in the future could materially and adversely affect our revenue.

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

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUE AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000 and Sweden in 2004. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign exchange risks.

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

WE MAY BE LIABLE FOR CONTENT DISPLAYED ON OUR NETWORKS OF PUBLISHERS WHICH COULD INCREASE OUR EXPENSES.

We may be liable to third-parties for content in the advertising we deliver if the artwork, text or other content involved violates copyright, trademark, or other intellectual property rights of third-parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, could result in costly litigation and could divert management’s attention.

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

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, ADWARE, COMMISSION JUNCTION, HI-SPEED MEDIA, SEARCH123, AND PRICERUNNER TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUE, OUR BUSINESS MAY FAIL.

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

If the sales and implementation cycle of our technology products and services are delayed, our revenue will likewise be delayed. Our sales and implementation cycles are lengthy, causing us to recognize revenue long after our initial contact with a client. During our sales effort, we spend significant time educating prospective clients on the use and benefit of our message management services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months for our larger clients. The sales cycle for our message management services and media management applications is likely to be longer than the sales cycle for competitors because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients’ budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our media management applications, and the complexity of clients’ advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of a client agreement.

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

We generally enter into confidentiality or license agreements with our employees, consultants, vendor clients, and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our services or technologies. Our precautions may not prevent misappropriation of our services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated investments in research and development. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers’ changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our system does not support some types of advertising formats, such as certain video and audio formats, and many of the Web sites in our network have not implemented systems to allow rich media advertisements. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose customers or advertising inventory. We purchase most of the software used in our business from third-parties. We intend to continue to acquire technology necessary for us to conduct our business from third-parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers or advertising inventory.

CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email (e.g., the Federal CAN-Spam Act of 2003), and taxation. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, Spyware, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium.

Due to the global nature of the Web, it is possible that, although our transmissions originate in California and Kentucky, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 15, 2004 under the heading “Legal Proceedings” for a discussion of litigation involving us relating to the Chahal v. ValueClick, Inc. litigation.

Chahal v. ValueClick, Inc. et al.

This case was filed on September 5, 2003 and brought against ValueClick and Company executives Sam Paisley, Jim Zarley and Scott Barlow by Gurbaksh Chahal and Tajinder Chahal for, among other things, fraud. The Chahals are former employees of the Company’s Click Agents, Inc. subsidiary and the case arises out of the Company’s repurchase of the Chahals’ ValueClick stock. The case was pending before the Los Angeles County Superior Court. The Chahals sought, among other things, general, special and punitive damages according to proof as well as the imposition of a constructive trust. On July 19, 2004, the Company reached a settlement with the Chahals, which was not material to the Company’s financial statements. Terms of the settlement agreement are confidential.

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International Inc. (“BTG”) against B&N. The case is pending before the United States District Court, District of Delaware. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that it has been named in the patent infringement suit as a result of B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N while fully reserving its legal rights. The Company is currently assessing the claims of the lawsuit as well as its financial exposure, if any, resulting from its decision to indemnify B&N.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities – The table below summarizes the Company’s repurchases of common stock during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2004 through July 30, 2004	—	—	—	$26,962,094

August 1, 2004 through August 31, 2004	303,808	$7.2610	25,135,854	$24,756,130

September 1, 2004 through September 30, 2004	—	—	—	$24,756,130
Total	303,808	$7.2610	25,135,854	$24,756,130

(1)    In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Plan. Share purchases take place at management’s discretion and under a pre-established, non-discretionary program from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital and the repurchased shares are retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

(2)    Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)                                  Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC.
(Registrant)

/s/ SAMUEL J. PAISLEY
Samuel J. Paisley
Chief Financial Officer
	By:	(Principal Financial and Accounting Officer)
Dated: November 9, 2004