Form 10-K
period 2004-12-31
VALUECLICK INC/CA
filed 2005-03-31
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2004
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

Registrant’s Telephone Number, Including Area Code: (818) 575-4500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Series A Preferred Stock Purchase Rights (Title of each class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $933.7 million (based upon the closing price for shares of the Registrant’s Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). As of February 28, 2005, there were approximately 82,194,253 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of the Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2004, are incorporated by reference in Parts I and III hereof. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

VALUECLICK, INC.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 12 of this Report and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to ValueClick, Inc. are expressly qualified in their entirety by such language. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Our customers are predominantly advertisers and direct marketers, as well as the agencies that service these groups. Our value proposition to these groups is our ability to provide distinctive expertise, flexible product customization, superior service, and a diligent focus on the performance of their marketing investments. This approach has enabled us to build relationships with over 4,500 advertisers and agencies, assisting them in their use of the Internet to create awareness, attract visitors, generate qualified leads, and drive sales, and to do so with both customer acquisition and retention programs.

Another key component in our value proposition is the base of relationships we have developed with quality website publishers. To fulfill our clients’ marketing programs, we rely on our relationships with websites of all sizes—from many of the largest portals on the Web, to heavily-trafficked and well-known content and shopping sites, to high-quality niche content properties. Our relationships with these partners span from representation of most of their advertising space, to monetization of their unsold advertising inventory, to regular spot buys of media and email for specific client needs. Our ability to offer these partners a wide variety of ways to generate revenue has enabled us to now reach approximately 70 million unique Internet users in the U.S. each month and approximately 120 million worldwide. ValueClick believes that the effectiveness of our advertising solutions is dependent on the quality of the partner relationships, and therefore we have established stringent quality standards that include rejection on the basis of inappropriate content, illegal activity and fraudulent clicking activity, among other criteria. We enforce these quality standards using a combination of manual and automated auditing processes that continually monitor and review both website content and adherence to advertiser campaign specifications.

We derive our revenue from three business segments, based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology, which are described in more detail below. For information regarding the revenue, gross profit and total assets of these segments, see Item 7 and Note 15 to the December 31, 2004 consolidated financial statements included herein.

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, and Pricerunner AB, completed in August 2004. Our strategic expansion and subsequent integration within the Media segment has increased our presence in interactive marketing with powerful offerings that are offered to advertiser and agency clients in the following product categories:

Display/Web Advertising

Through partnerships with online publishers that span more than 4,500 online media properties in the U.S. and more than 14,000 worldwide, we provide advertisers and agencies with access to one of the largest and most reputable online advertising networks. With a single buy, advertisers can reach their target online audience using a variety of online display ad units and any of 17 standard channels of online content.

We offer our marketing clients a variety of display ad units that can be delivered onto the Web pages of our online advertising network and tracked to evaluate success against the goals of the program. With traditional banner ads, interstitials, text links, and other online ad units, we attempt to maximize the impact of marketing campaigns by using the most effective placement for each type of campaign. Within these placements, we also offer our clients the ability to execute a wide variety of rich media applications, providing even greater visual and auditory impact.

We began as a performance-based marketing network and we continue to offer flexible pricing arrangements designed around maximizing our clients’ return on investment. Our Web advertising placements are offered on both cost-per-thousand impression (CPM) pricing, whereby our clients pay based on the number of times the target audience is exposed to the advertisement, and cost-per-click (CPC) pricing, whereby payment is triggered only when an interested individual visits the client’s website.

The benefits that our clients enjoy in Web advertising include: our flexible pricing models; the ability to reach new and larger audience segments through our website publisher partners; the ability to have a single source for media negotiation; and the ability to improve campaigns in a variety of ways while the campaign is still running, by optimizing at site, placement and creative levels, based on both response and conversion experience.

E-commerce

We sell a limited number of consumer products directly to end-user customers through a small number of Company owned e-commerce websites.

Email Marketing

Our email marketing services allow marketers to target qualified prospective customers on a large scale with opt-in email lists from a select group of email list partners who meet our stringent criteria for data integrity, as well as who comply with all aspects of federal email legislation. Through ValueClick Media’s relationships with quality business and consumer opt-in email list owners and managers, email Marketing clients can target audiences within specific selection criteria.

Through our acquisition of Hi-Speed Media, we now possess a database of approximately 40 million opt-in email profiles that comply with recently enacted U.S. federal email legislation. Through this business, we provide marketers with the ability to advertise their products and services to the members of this email database.

Lead Generation Marketing

Our Lead Generation Marketing services enable marketers to develop their own proprietary permission-based lists of leads for re-marketing. Creating lists of consumers who have expressed interest in a specific company or offer gives marketers the ability to generate immediate sales while building ongoing relationships with prospective customers.

ValueClick’s proprietary UltraLeads product is an email marketing solution whereby we develop customized and permissioned databases of individuals who have voluntarily expressed interest in learning more about a specific client’s product or service. Using a technique called co-registration, we place opt-in offers on registration areas of publisher partners’ websites, providing the visitors to those websites the ability to get more information, or to receive special offers from a specific advertiser. If consumers voluntarily opt-in to a given offer, they first receive a verification message to ensure their permission, followed by the requested information via an email from us to the address they provided. UltraLeads is priced on a cost-per-lead (CPL) basis, whereby clients only pay us and we only pay our publisher partners when Internet users voluntarily opt-in to a given offer.

An additional email marketing offering is our onResponse product. This offering is priced on a cost-per-action (CPA) basis, whereby clients only pay us and we only pay our publisher partners when Internet users perform specific actions, such as completing requests for more information, website registrations, product sample requests, trial subscriptions, etc. These marketing messages are delivered by our publisher partners via solo email messages and e-newsletters to their base of registered visitors. When one of the recipients of these messages responds, they are directed toward the client’s website to complete the desired action.

Online Comparison Shopping

Our online comparison shopping service enables consumers to research and compare products from among thousands of online and offline merchants through our Pricerunner destination websites. We gather product and merchant data and organize it into a comprehensive catalog on our destination websites, along with relevant consumer and professional reviews. Our service is free for consumers and merchants primarily pay us on a cost-per-lead (CPL) basis when consumers click through to merchant websites from listings on our service.

Search Marketing

Search Marketing allows marketers to find prospective customers who are actively engaged in researching and buying products and services online. ValueClick Media’s Search offerings are pay-per-click search engines, in which marketers bid for placement within search results and pay only when targeted leads are delivered to their site. ValueClick Search consists of two offerings:

Search123 is ValueClick Search’s self-service paid search network that generates its traffic primarily through syndication relationships with other search engines, web portals and content sites.

Simpli is ValueClick Search’s premium paid search network. Simpli sources traffic through Simpli.com and sites where Simpli typically enables the entire search experience. Simpli’s meta-engine architecture queries leading paid and algorithmic search engines and presents highly relevant search results across image, audio, video and news; and local yellow pages and white pages search. Simpli also offers intelligent “are you looking for?” technology that allows users to refine their searches.

ValueClick Media Search offerings act as an affordable complement to other pay-per-click search engines, enabling marketers to realize additional qualified sales leads from search results at a competitive price. Search123 has a network of hundreds of online publisher partner websites, which collectively generate hundreds of millions of searches per month.

Web Publisher Relationships

Our automated online application process is supported by a team of network development and customer service professionals across all ValueClick properties. Their responsibilities include screening prospective Web publishers, monitoring network quality, maintaining relationships, consulting with publishers on additional revenue opportunities, and the trafficking and optimization of client advertising campaigns.

AFFILIATE MARKETING

Affiliate marketing is a technique whereby online properties agree to display advertising messages in a variety of locations and configurations in return for compensation based on every lead developed or based on a share of any revenue that is generated when their website visitors respond to the advertisement by purchasing products or services from the advertiser. We provide comprehensive marketing systems that enable online marketers to use this technique to attract, convert and retain customers easily and cost effectively.

ValueClick Affiliate Marketing segment products and services, outlined below, are offered through our wholly-owned subsidiaries Be Free, Inc., acquired in May 2002, and Commission Junction, acquired in December 2003. In 2004, Be Free and Commission Junction were integrated and we market our affiliate marketing offerings under the Commission Junction brand name.

Affiliate Marketing

Our affiliate marketing business includes technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, our affiliate marketing services enable our advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s website; analyze the effectiveness of the offers and affiliate partners; and, we have programs which facilitate payments to affiliates on our customers’ behalf.

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

In addition to the transaction-related revenue streams, we also receive service fees from clients who elect to utilize our Outsourced Program Management service and Commission Junction Vantage offerings. With these services, we assume full responsibility for all aspects of managing the advertiser’s program including planning, publisher recruitment, review and management, and program administration.

The benefits of our affiliate marketing offering include professional services, a pay-for-performance model, the option of owning affiliate partner relationships, comprehensive technology platforms, and extensive expertise.

TECHNOLOGY

Our Technology segment provides marketers, agencies, website publishers, and other firms with the tools they need to manage both their business operations and marketing programs effectively. The technology products and services outlined below are offered through our wholly-owned subsidiaries Mediaplex, Inc. and AdWare Systems, Inc. (now referred to as “Mediaplex Systems”), both acquired in October 2001.

Mediaplex—Online Adserving and Email Technology Tools

Our Mediaplex subsidiary offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising (adserving) and email campaigns. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s products are priced primarily on a cost-per-thousand impression (CPM) or email delivered basis.

Mediaplex’s solutions span three primary categories—Third-Party Adserving, Publisher Ad Management and Email Campaign Management.

Mediaplex—Third-Party Adserving

Our third-party adserving product, MOJO® Adserver, allows users to configure Web advertising campaigns, serve those campaigns according to time and site placements—commonly known in the industry as trafficking—and report results from such campaigns through to conversion. MOJO® Adserver operates on the same platform as MOJO® Mail (see Mediaplex—Email Campaign Management below), is Web-based and is available as either a full-service or Application Service Provider (“ASP”) offering.

The benefits of our third-party adserving technology and services include an intuitive interface, advanced targeting options, response and conversion tracking, near real-time reporting, a choice of full-service or ASP offerings, automated creative and placement optimization, the ability to handle rich media, and back-end data feeds for quantitative analysis.

Mediaplex—Publisher Ad Management

MOJO® Publisher is an ad management technology solution for websites and networks and has powered the ValueClick Media network since 1999. With MOJO® Publisher, websites and networks can quickly implement, manage, sell, and traffic advertising inventory on their properties, ensuring maximum revenue from those properties.

The benefits of our publisher ad management technology and services include flexible configuration, effective inventory management, accurate forecasting, advanced targeting capabilities, near real-time reporting, conversion tracking, and financial system integration.

Mediaplex—Email Campaign Management

Either alone or in combination with ValueClick Media’s Email Marketing solutions described above, our email campaign management product, MOJO® Mail, allows users to configure, traffic and report results for permission-based prospect and customer email campaigns. In addition to basic email campaign execution, MOJO® Mail affords a user the ability to populate email messages with dynamic content that is updated in real-time when the recipient opens the email. The product’s Web-based interfaces, MOJO® Works (delivery configuration) and MOJO® Reports (tracking results), provide a single point of access for email messaging campaigns across all platforms, including online advertising and wireless devices. The system, available in both full-service and ASP modes, provides the ability to target customer and prospect audience segments with tailored offers and creative message versions, and to track through to conversion activity in near real-time.

The benefits of our email campaign management technology include an intuitive interface, systematic list management and segmentation, advanced targeting options, unsubscribe and bounce management, near real-time reporting, response and conversion tracking, back-end data feeds for quantitative analysis, a choice of full-service or ASP offerings, the ability to handle rich media programs, and integration with our email marketing solutions above.

Mediaplex Systems—Enterprise Management Solutions

Our Mediaplex Systems subsidiary is an ASP that delivers high-quality, Web-based information management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span three primary categories—Agency Management, Media Management and Content Management, as outlined below. Mediaplex Systems revenue is generated primarily from monthly service fees paid by customers over the contractual service period.

The benefits offered by our enterprise management solutions include increased productivity, improved tracking and monitoring of business processes, ease of implementation, exceptional customer service, Web-based ASP, and significant scalability.

Agency Management

Our agency management systems consist of the following:

•       AdVault PRODUCTION: A comprehensive Web-based business management system, this module efficiently monitors workflow and enables control of the complex day-to-day activities involved in tracking, producing and billing jobs. Cost and time tracking and analysis, bid comparisons, automated email task assignment notification, status reporting, purchase order generation, expense tracking, and production billing are combined in a single menu-driven package designed for ease of use.

•       AdVault FINANCIALS: A robust multi-company, multi-office financial system that provides for the managing of accounts receivable, accounts payable, general ledger, budgeting, and cost accounting functions.

Media Management

Our media management systems enable media planners in corporate marketing departments and advertising agencies to plan, execute, track, analyze, and bill out media buys for network broadcast, spot broadcast, national cable, local cable, syndication, newspaper, magazine, and outdoor media channels. Media planners use these systems to record the available advertising opportunities and their corresponding cost and choose the configuration that best meets their campaign needs. They can then generate a media plan that consists of the media placements they have selected. Different systems are available for each type of media buying:

•       AdVault BROADCAST is a tool for making, tracking and analyzing spot broadcast, syndication and local cable media buys.

•       AdVault NETWORK is a tool for making, tracking and analyzing network, national broadcast cable and syndication media buys. The system also enables efficient invoicing and payment capabilities for the commercial schedule.

•       AdVault PRINT is a tool providing all of the functionality needed to estimate, contract for, buy, bill, and pay for ads scheduled in newspapers, magazines and trade publications. In addition, Ad Vault PRINT can handle outdoor media buys such as billboards.

Content Management

Content Depot is a Web-based digital asset management solution that stores, indexes, retrieves, and plays/views digital assets such as documents, audio files, video files, and graphics. Content Depot is designed for both easy installation and use, and is targeted at any business that needs an affordable way to manage and utilize their digital assets.

INTERNATIONAL OPERATIONS

We currently have international operations in the United Kingdom, Germany, France, and Sweden. All operations are wholly-owned subsidiaries. Prior to March 26, 2004, we had operations in Japan through our majority owned subsidiary, ValueClick Japan. We completed the sale of our approximately 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company, on March 26, 2004 for approximately $24 million in cash, excluding transaction fees.

In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick, Inc., based in the United Kingdom. In 2000, we expanded in Europe by opening wholly-owned subsidiaries in Paris, France and Munich, Germany. In August 2004, we acquired Pricerunner AB, a leading provider of online comparison shopping services in Europe, based in Sweden. Employees in our international subsidiaries totaled 115 as of December 31, 2004.

TECHNOLOGY PLATFORMS

Our proprietary applications are constructed from established, readily available technologies. These technologies are crafted into applications whose main objective is to out-perform offerings of our competitors within the same business segment. Some of the basic components our products are built on come from leading software providers such as Oracle, IBM, Sun, Dell, EMC, and Cisco while some components are constructed from leading Open Source software projects such as Apache Web Server, FreeBSD and Perl. By striking the proper balance between using commercially available software and Open Source software, we direct our technology expenditures toward developing distinguishing application functionality while minimizing third-party technology supplier costs.

We build in high performance, availability and reliability into our product offerings. Within the particular business segment, each offering out-performs industry-wide acceptable performance measurements. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering failsafe controls into our critical components. ValueClick delivers its hosted solutions primarily from three co-location centers, geographically disbursed within the United States. ValueClick applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

Our continued investment in ValueClick’s technology infrastructure helps to ensure that our product offerings remain innovative, competitive and cost-effective.

SALES, MARKETING AND CUSTOMER SERVICE

We market our products and services primarily through direct marketing, print advertising and online advertising throughout the year. We also market them through the ValueClick properties’ websites, trade show participation and other media events. In addition, we actively pursue public relations programs to promote our brand, products and services to potential network Web publishers and advertisers, as well as to industry analysts.

Customers

We sell our products and services to a variety of advertisers and advertising agencies primarily through our internal sales team. We make extensive use of telemarketing and e-marketing strategies. Each of our account executives assists the advertisers he or she services, typically advertising, direct marketing and e-commerce companies, with all aspects of media planning and design of their advertising campaigns and their related technology needs. These services and products include advertisement purchasing and placement, assessment of results and optimization of performance and related technology platforms.

We derive our revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

For additional information regarding our business segments and international operations, see Note 15 to our consolidated financial statements contained in this Report.

Competition

We face intense competition in the Internet advertising market. We expect that this competition will continue to intensify in the future as a result of industry consolidation and the continuing maturation of the industry. We compete with a diverse and large pool of advertising, media and Internet companies.

Our ability to compete depends upon several factors, including the following:

•       our ability to aggregate a large network of small- to medium-sized websites efficiently;

•       the timing and market acceptance of new solutions and enhancements to existing solutions developed by us;

•       our customer service and support efforts;

•       our sales and marketing efforts;

•       the ease of use, performance, price, and reliability of solutions developed by us; and

•       our ability to remain price competitive while maintaining our gross margins.

Additional competitive factors include each competitor’s: reputation, knowledge of the advertising market, financial controls, geographical coverage, relationships with clients, technological capability, and quality and breadth of services.

Seasonality and Cyclicality

We believe that our business is subject to seasonal fluctuations with the fourth quarter generally being our strongest. Marketers generally place fewer advertisements during the first and third calendar quarters of each year, and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months which results in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue.

INTELLECTUAL PROPERTY RIGHTS

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of our software documentation and other proprietary information. We have registered the trademark “ValueClick” in the United States and the European Union. We currently have four pending U.S. patent applications. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to those of our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

In December 2002, we purchased a license from 24/7 Real Media for the ‘368’ patent under a Patent License Agreement. In connection with the Patent License Agreement, 24/7 Real Media also agreed to terminate their lawsuit against us for patent infringement. The terms of the Patent License and Settlement Agreements are confidential.

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

CORPORATE HISTORY AND RECENT ACQUISITIONS

We commenced operations as ValueClick, LLC, a California limited liability company, on May 1, 1998. Prior to the formation of ValueClick, LLC, the ValueClick Internet advertising business began in July 1997 as a line of business within Web-Ignite Corporation, a company wholly-owned by the founding member of ValueClick, LLC. The reorganization and formation of ValueClick, LLC was effected by the transfer of the Internet advertising business of Web-Ignite to ValueClick, LLC. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation. On March 30, 2000, we completed our initial public offering of common stock. Our common stock is publicly traded and is reported on the NASDAQ National Market under the symbol “VCLK.”

Pricerunner AB.   On August 6, 2004, we completed the acquisition of Pricerunner AB (“Pricerunner”), a leading provider of online comparison shopping services in Europe.

We accounted for the acquisition under the purchase method. Accordingly, the results of Pricerunner’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of approximately $30.1 million, including cash of $26.9 million and approximately 263,000 shares of ValueClick common stock valued at approximately $2.0 million (based on the average ValueClick common stock price at the public announcement date and the five trading days before and after that date), and transaction costs of the acquisition of approximately $1.2 million. The stock portion of the consideration is approximately 6.5% of the total purchase price. The Company also agreed to provide additional cash and stock consideration totaling up to $6.0 million, contingent upon Pricerunner exceeding certain performance milestones related to the Pricerunner fiscal year ending April 30, 2005. Such additional consideration, if earned, would be most likely distributed in the third quarter ending September 30, 2005 and will be reflected as an increase in goodwill.

Hi-Speed Media, Inc.   On December 17, 2003, we completed the acquisition of Hi-Speed Media, Inc., a California corporation (“Hi-Speed Media”), pursuant to an Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, Inc., HS Acquisition Corp., a wholly-owned subsidiary of ValueClick, Hi-Speed Media, the shareholders of Hi-Speed Media, and Farshad Fardad, in his capacity as Shareholder Agent. Hi-Speed Media provides email marketing and e-commerce services. We accounted for the acquisition under the purchase method. Accordingly, the results of Hi-Speed Media’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Hi-Speed Media for an aggregate purchase price of approximately $10.5 million, including cash of $9.0 million and transaction costs of $1.1 million. The Company also agreed to provide additional cash consideration of up to $1.0 million per quarter, contingent upon the achievement of certain revenue and operating income milestones over the eight quarters beginning January 1, 2004. Contingent cash consideration earned for the year ended December 31, 2004 totaled approximately $2.3 million, and was reflected as an increase in goodwill. In connection with the transaction, Hi-Speed Media’s outstanding employee stock options were converted into options to purchase approximately 81,000 shares of ValueClick common stock valued at approximately $0.4 million using the Black-Scholes option pricing model.

Commission Junction, Inc.   On December 7, 2003, we completed the acquisition of Commission Junction, Inc., a Delaware corporation (“Commission Junction”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corp., a wholly-owned subsidiary of ValueClick, Commission Junction and Idealab Holdings LLC, a Delaware limited liability company, in its capacity as Stockholder Agent. Pursuant to the terms of the merger agreement, Commission Junction was merged with and into NCJ Acquisition and became a wholly-owned subsidiary of ValueClick. Commission Junction is an affiliate marketing business, which provides technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. We accounted for the acquisition under the purchase method. Accordingly, the results of Commission Junction’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Pursuant to the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Commission Junction for approximately 3.0 million shares of ValueClick common stock, valued at approximately $29.5 million, and approximately $26.1 million in cash and transaction costs of $0.4 million. Additionally, outstanding options to acquire common stock of Commission Junction were converted into an aggregate of approximately 1.2 million options to acquire ValueClick common stock with an estimated aggregate fair value of approximately $6.1 million.

Search123.com Inc.   On May 30, 2003, we completed the acquisition of Search123.com Inc. (“Search123”). Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Search123, with Search123 surviving as a wholly-owned subsidiary of ValueClick. Search123 is a search marketing company that allows marketers to find prospective customers who are actively engaged in researching and buying products and services online. We accounted for the acquisition under the purchase method. Accordingly, the results of Search123’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. The aggregate consideration, constituting the purchase price of approximately $4.9 million, included a cash payment of $3.2 million, the assumption of a net working capital deficit of $1.5 million and transaction costs of approximately $200,000.

Be Free, Inc.   On May 23, 2002, we completed the acquisition of Be Free, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of ValueClick was merged with and into Be Free and Be Free survived as a wholly-owned subsidiary of ValueClick. Under the terms of the merger agreement, Be Free stockholders received 0.65882 shares of ValueClick common stock for each share of Be Free common stock. The Company issued a total of approximately 43.4 million shares of its common stock, valued at approximately $122.3 million, for all of the outstanding capital stock of Be Free. In addition, the Company issued options to purchase approximately 4.2 million additional shares of ValueClick common stock in exchange for outstanding options to acquire Be Free common stock. We accounted for the acquisition under the purchase method. Accordingly, the results of Be Free’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of the acquisition. The aggregate consideration constituting the purchase price of approximately $129.3 million, includes the issuance of 43.4 million shares of common stock (based on the average common stock price for the public announcement date, the day before and after that date), the issuance of options and warrants to purchase an aggregate of 4.2 million shares of common stock valued at approximately $5.0 million using the Black-Scholes option pricing model and transaction costs of approximately $2.0 million, which include legal fees, accounting fees, and fees for other related professional services. The acquisition of Be Free expanded our online and offline marketing and advertising technology capabilities.

PRIVACY

We may collect personally identifiable information on a permitted basis. We store this data securely and do not use the data without the explicit, knowing permission of the user when we collect the data on behalf of our clients. We rely on our clients to treat such data with the appropriate precaution and responsibility as stated in their privacy policies. In addition, we use non-personally identifiable information provided by websites, pursuant to their privacy policies, about their viewers’ general demographics and interests in order to target appropriate advertising to the sites.

Moreover, if our clients have databases of their customers, we can use this data on behalf of those clients, again pursuant to their privacy policies. The premise is that both the site providing the ad space and the advertiser (1) have a relationship with the customer, or opt-in, (2) have an opportunity to share their privacy policies with their customers, and (3) provide an opportunity to opt-out.

Our clients retain the right to use data which they have obtained through explicit permission from an Internet user; for example, if a customer of our client provides an email address to receive information and updates. We rely on our clients’ consumer privacy policies, as well as the privacy practices of the publisher sites included in each campaign.

We collect certain technical data (such as type of browser, operating system, domain type, date and time of viewer’s response) when serving Internet advertisements. This type of information is defined by the Network Advertising Initiative as non-personally identifiable information (“Ad Delivery and Reporting Data”.) We may retain this Ad Delivery and Reporting Data indefinitely.

We use “cookies,” among other techniques, to measure and report non-personalized information to advertisers, such as the number of people who see their ads or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a Web-user’s hard drive. Cookies cannot read information from the user’s hard drive; rather they allow sites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same ads repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used to allow personalization features such as stock portfolio tracking and targeted news stories.

We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard effort in the industry, providing simple and automated privacy controls for users.

EMPLOYEES

As of December 31, 2004, we had 505 employees in the U.S. and 115 employees in our international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

EXECUTIVE OFFICERS

See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Registrant.

WEBSITE ACCESS TO OUR PERIODIC SEC REPORTS

Our primary Internet address is www.valueclick.com. We make our Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

CODE OF ETHICS AND BUSINESS CONDUCT

We have adopted a Code of Ethics and Business Conduct (the “Code”) for our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.valueclick.com under “Corporate Info.” Among other things, the Code addresses such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior.

Within the Code, ValueClick has established an accounting ethics complaint procedure for all employees of the Company and its subsidiaries. The complaint procedure is for employees who may have concerns regarding accounting, internal accounting controls and auditing matters. The Company treats all complaints confidentially and with the utmost professionalism. If an employee desires, he or she may submit any concerns or complaints on an anonymous basis, and his or her concerns or complaints will be addressed in the same manner as any other complaints. The Company does not, and will not, condone any retaliation of any kind against an employee who comes forward with an ethical concern or complaint.

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

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT’S TIME AND ATTENTION COULD BE DIVERTED.

As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving Internet advertising market. Our business, results of operations and financial condition will be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand our sales and marketing, customer support and technology organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We will likely need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work force. Our failure to manage our growth effectively could increase our expenses and divert management’s time and attention.

WE RECENTLY ACHIEVED PROFITABILITY AND MIGHT NOT REMAIN PROFITABLE.

Although we achieved profitability in 2003 and 2004, events could arise that prevent us from achieving net income in future periods.

Because we have a relatively limited operating history, it may be difficult to evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage companies in the rapidly-changing Internet market. These risks include, but are not limited to, our ability to:

•       maintain and increase our inventory of advertising space on websites and with email list owners and newsletter publishers;

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 55.2% of our revenue for the year ended December 31, 2004 by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Traditionally, most of our revenue has been derived from our Media segment. Although we intend to grow our Affiliate Marketing and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. Our Media segment includes products and services that are based on a cost-per-click (“CPC”), cost-per-action (“CPA”), cost-per-lead (“CPL”) or cost-per-thousand impressions (“CPM”) pricing model. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our various pricing models to advertisers and to Web publishers; and on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tools we offer for tracking Internet users’ activities after they have reached advertisers’ websites. We will not be able to assure you that our strategy will succeed.

Intense competition among websites, search services and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click rates. Since we rely heavily on performance-based pricing models to generate revenue, any decline in click rates may make our pricing models less viable or less attractive solutions for Web publishers and advertisers.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING SPACE AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE NEW ADVERTISING SPACE.

Our success depends in part on our ability to effectively manage our existing advertising space. The Web publishers and list owners that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, websites can change the amount of inventory they make available to us at any time. If a Web publisher or email list owner decides not to make advertising space from its websites, newsletters or lists available to us, we may not be able to replace this advertising space with advertising space from other websites or list owners that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue. We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers’ changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web publishers and list owners that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers and list owners to our network and to retain Web publishers and list owners currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and list owners continues to increase. We will not be able to assure you that the size of our inventory will increase or even remain constant in the future.

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

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. One of the primary competitors of our Search123 subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as FindWhat.com and Google. FindWhat.com and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement.  We are currently indemnifying Barnesandnoble.com, Inc. in its patent infringement litigation with BTG International, Inc. (“BTG”). This case could prove to be very expensive to us and, if successful for BTG, hinder our ability to deliver our affiliate marketing products and services.

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE ADVERTISEMENTS AND TO PREVENT FRAUD ON OUR NETWORK IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Websites typically place small files of non-personalized (or “anonymous”) information, commonly known as cookies, on an Internet user’s hard drive, generally without the user’s knowledge or consent. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user’s browser software. We currently use cookies to track an Internet user’s movement through the advertiser’s website and to monitor and prevent potentially fraudulent activity on our network. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation (including, but not limited to, Spyware legislation such as U.S. House of Representatives Bill HR 29 the “Spy Act”) has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time-consuming, could require us to change our business practices and could divert management’s attention.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network of websites and email lists. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our measurements of impressions, clicks or actions to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting impressions, clicks or actions, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory.

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST OTHER INTERNET ADVERTISING COMPANIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY AND OUR REVENUE COULD DECLINE.

The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing client demands. The introduction of new services embodying new technologies and the emergence of new industry standards and practices could render our existing services obsolete and unmarketable or require unanticipated technology investments. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions, such as CPM, CPC, CPL or CPA, and companies that offer pay-per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Direct Response and Linkshare, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. We also compete with pay-per-click search companies such as Overture, recently acquired by Yahoo, Google and FindWhat. In addition, we now compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com, Kelkoo (which was recently acquired by Yahoo), NexTag, and Pricegrabber, and with search engines and portals such as Yahoo, Google and MSN, and with online retailers such as Amazon.com and Ebay. Large websites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantages compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, or ISPs, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and/or reductions in advertising revenue. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue could decline.

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

If Internet usage grows, our infrastructure may not be able to support the demands placed on it and our performance and reliability may decline. In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as electronic attacks designed to interrupt service on many websites. The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support our growth, our revenue could be materially and adversely affected.

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

•       negative publicity and consumer concern surrounding the security of e-commerce could impede our growth; and

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts, and natural disasters. We lease server space in El Segundo and Sunnyvale, California, Louisville, Kentucky and Stockholm, Sweden. Therefore, any of the above factors affecting the Los Angeles, Sunnyvale or Louisville areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our back-up system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS THAT COULD REDUCE OUR REVENUE.

Our future success depends in part on the efficient performance of our software and technology, as well as the efficient performance of the systems of third-parties. As the numbers of Web pages and Internet users increase, our services and infrastructure may not be able to grow to meet the demand. A sudden and unexpected increase in the volume of advertising delivered through our servers or in click rates could strain the capacity of the software or hardware that we have deployed. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views delivered and the level of user responses received, which would harm our revenue. To the extent that we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition could be harmed substantially. We also depend on ISPs that provide consumers with access to the websites on which our customers’

advertisements appear. Internet users have occasionally experienced difficulties connecting to the Web due to failures of their ISPs’ systems. Any disruption in Internet access provided by ISPs or failures by ISPs to handle the higher volumes of traffic expected in the future could materially and adversely affect our revenue.

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

Our international expansion will subject us to additional foreign currency exchange risks and will require management’s attention and resources. We expect to pursue expansion through a number of international alliances and to rely extensively on these business partners initially to conduct operations, establish local networks, register websites as affiliates and coordinate sales and marketing efforts. Our success in these markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to the relationships. We cannot assure you that we will be successful in our efforts overseas. International operations are subject to other inherent risks, including:

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

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, MEDIAPLEX SYSTEMS, COMMISSION JUNCTION, HI-SPEED MEDIA, SEARCH123, AND PRICERUNNER TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUE, OUR BUSINESS MAY FAIL.

Our future revenue is likely to be dependent on the acceptance by clients of the use of our technologies, which we believe to be the cornerstone of our technology business. If these technologies do not perform as anticipated or otherwise do not attract clients to use our services, our operations will suffer. In addition, we may incur significant expenses in the future developing our existing and purchased technologies. If our revenue generated from the use of our technologies does not cover these development costs, our results of operations and financial condition would suffer.

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

If the sales and implementation cycle of our technology products and services are delayed, our revenue will likewise be delayed. Our sales and implementation cycles are lengthy, causing us to recognize revenue long after our initial contact with a client. During our sales effort, we spend significant time educating prospective clients on the use and benefit of our message management services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months to over one year for our larger clients. The sales cycle for our message management services and media management applications is likely to be longer than the sales cycle for competitors because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients’ budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our applications, and the complexity of clients’ advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of a client agreement.

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

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated technology investments. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers’ changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our system does not support some types of advertising formats, such as certain video and audio formats, and many of the websites in our network have not implemented systems to allow rich media advertisements. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose customers or advertising inventory. We purchase most of the software used in our business from third-parties. We intend to continue to acquire technology necessary for us to conduct our business from third-parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers or advertising inventory.

CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email (e.g., the Federal CAN-Spam Act of 2003), Spyware (e.g., H.R. 29, the “Spy Act”), and taxation. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, Spyware, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium.

Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Kentucky and Sweden, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

WE COULD BE HELD LIABLE FOR OUR OR OUR CLIENTS’ FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS GOVERNING CONSUMER PRIVACY.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. Any failure by us to comply with applicable foreign, federal and state laws and regulatory requirements of regulatory authorities may result in, among other things, indemnification liability to our clients and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union’s directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the CAN-SPAM Act of 2003, H.R. 29 the Spy Act of 2005, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technology in a manner that is not in compliance with these laws or their own stated privacy standards.

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

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES, AND CHANGES IN ACCOUNTING FOR EQUITY COMPENSATION WILL ADVERSELY AFFECT EARNINGS.

We have historically used stock options as a key component of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly-qualified personnel. Many of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, the Financial Accounting Standards Board (“FASB”) has finalized changes to Generally Accepted Accounting Principles (“GAAP”) that will require an expense to be recorded for employee stock option grants and other equity incentives beginning July 1, 2005. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, in addition to recording additional compensation expense, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

ITEM 2. PROPERTIES

We lease a number of properties in both domestic and foreign locations.

Our principal corporate offices are located in Westlake Village, California, where we lease a property with approximately 14,300 square feet of space. This facility is also used by our Media segment’s operations. Other leased facilities used in our Media segment operations include separate 4,000 square-foot and 2,900 square-foot facilities in Tarzana, California, a 3,200 square-foot facility in Sherman Oaks, California, and a 7,000 square-foot facility in New York, New York, as well as a 10,600 square-foot facility in San Francisco, shared with our Technology segment. In December 2004, we signed a lease to relocate our corporate offices to a new 35,000 square-foot facility in Westlake Village, California. We anticipate that relocation will be completed by March 31, 2005.

Leased facilities used by our Affiliate Marketing segment include an approximate 12,500 square-foot facility in Marlborough, Massachusetts, a 12,200 square-foot facility in Pittsburgh, Pennsylvania, and an approximate 17,700 square-foot facility in Santa Barbara, California. In December 2004, we signed a lease to relocate our west coast affiliate marketing offices to a new 28,000 square-foot facility in Santa Barbara, California. We anticipate that relocation will be completed by March 31, 2005.

Our Technology segment occupies an approximate 10,600 square-foot facility in San Francisco, California, and 7,000 square-foot facility in New York, New York, both shared by our Mediaplex operations and our Media Segment, and an approximate 20,800 square-feet of office space for our Mediaplex Systems enterprise solutions organization in Louisville, Kentucky.

We also lease small office space and facilities in Agoura Hills, California; London, England; Paris, France; Munich, Germany; and Stockholm, Sweden. In addition, we use third-party co-location facilities that house our Web servers in Sunnyvale, California; El Segundo, California; Louisville, Kentucky; and Stockholm, Sweden. Our existing office space is adequate for our current operations. For additional information regarding our obligations under leases, see note 13 to our consolidated financial statements included in this Report.

ITEM 3. LEGAL PROCEEDINGS

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleged, among other things, breach of contract. Lorenc sought, among other things, compensatory damages, punitive damages and attorney’s fees to the greatest extent allowed by law. The case was pending before the state court in Massachusetts. The case was set for trial in May of 2004. On May 3, 2004, the day of trial, Lorenc agreed to dismiss his case against the Company with prejudice, in exchange for the Company’s agreement not to pursue a claim against Lorenc for its attorney’s fees expended in defending Lorenc’s action. The case is now concluded.

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

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The case is pending before the United States District Court, District of Delaware. The complaint alleges that through the use of certain online advertising technologies, B&N infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that is has been named in the patent infringement suit as a result of B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N and is providing legal counsel while fully reserving its legal rights. Moreover, we dispute the allegations of wrongdoing in the complaint and intend to defend ourselves and B&N vigorously in this matter. We believe that a contingent loss in this matter is reasonably possible but the probability of inaccuracy of any estimate of such loss is more than slight, and thus cannot be made.

From time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patent or other intellectual property rights. Other than the matters discussed above, we are not a party to any other material legal proceedings, nor are we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the quarter ended December 31, 2004.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The NASDAQ National Market under the symbol “VCLK” since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market. On December 31, 2004, the last sale price of our common stock reported by the NASDAQ National Market was $13.33 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2004
Fourth Quarter	$13.93	$9.02
Third Quarter	11.94	6.48
Second Quarter	12.48	9.47
First Quarter	11.94	9.24

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2003
Fourth Quarter	$10.75	$7.35
Third Quarter	9.96	6.10
Second Quarter	6.38	3.18
First Quarter	3.21	2.65

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2002
Fourth Quarter	$2.87	$2.00
Third Quarter	3.10	2.11
Second Quarter	3.24	2.55
First Quarter	3.11	2.35

Holders

As of December 31, 2004, there were 892 stockholders of record who held shares of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years ended December 31, 2004, 2003 and 2002 and with respect to our consolidated balance sheet as of December 31, 2004 and 2003 have been derived from the audited financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements not included herein. The selected consolidated financial data set forth below is qualified in our entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements both included elsewhere herein and not included herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	For the Years ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data(3):
Revenue	$169,178	$92,516	$62,554	$44,873	$64,332
Cost of revenue	50,762	32,024	21,733	20,370	31,930
Gross profit	118,416	60,492	40,821	24,503	32,402
Operating expenses:
Sales and marketing(1)	36,000	21,162	17,001	11,976	11,436
General and administrative(1)	27,168	19,699	17,784	13,301	12,896
Technology(1)	15,891	10,504	10,459	5,313	4,846
Stock-based compensation	739	352	1,527	2,699	5,058
Amortization of intangible assets and acquired software	4,111	1,570	533	1,875	1,069
Merger-related costs	—	—	17	1,787	353
Restructuring charges (reversals)	(1,003)	—	2,320	515	—
Total operating expenses	82,906	53,287	49,641	37,466	35,658
Income (loss) from operations	35,510	7,205	(8,820)	(12,963)	(3,256)
Interest income	3,665	3,364	5,909	5,051	4,120
Gain (loss) on sale of marketable securities	—	—	134	701	(9,006)
Impairment write-down of marketable securities	—	—	—	—	(60,233)
Gain from consolidated subsidiary stock issuance	—	—	—	—	13,656
Gain on sale of consolidated subsidiary stock	—	—	—	—	2,344
Gain on sale of equity interest in Japan subsidiary	8,007	—	—	—	—
Other income (expense)	63	—	32	(5)	—
Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	47,245	10,569	(2,745)	(7,216)	(52,375)
Income tax expense (benefit)	(40,512)	830	163	34	2,539
Income (loss) before minority interest and cumulative effect of a change in accounting principle	87,757	9,739	(2,908)	(7,250)	(54,914)
Minority share of loss (income) in consolidated subsidiary	130	84	(15)	32	(419)
Income (loss) before cumulative effect of a change in accounting principle	87,887	9,823	(2,923)	(7,218)	(55,333)
Cumulative effect of a change in accounting principle(2)	—	—	(7,649)	—	—
Net income (loss)	$87,887	$9,823	$(10,572)	$(7,218)	$(55,333)
Basic net income (loss) per common share:	$1.10	$0.13	$(0.14)	$(0.20)	$(1.72)
Shares used to calculate basic net income (loss) per common share	80,063	74,300	73,744	37,058	32,151
Diluted net income (loss) per common share:	$1.05	$0.13	$(0.14)	$(0.20)	$(1.72)
Shares used to calculate diluted net income (loss) per common share	84,038	78,436	73,744	37,058	32,151

(1)          Excludes stock-based compensation for the following periods (in thousands):

	For the Years ended December 31,
	2004	2003	2002	2001	2000
Sales and marketing	$369	$113	$488	$864	$1,610
General and administrative	245	181	779	1,376	2,718
Technology	125	58	260	459	730
	$739	$352	$1,527	$2,699	$5,058

(2)          On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). In accordance with the transitional guidance of SFAS No. 142, we completed our impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and reflected a cumulative effect of a change in accounting principle for the goodwill impairment.

(3)          The amounts included in the Consolidated Statement of Operations Data for the years presented reflect acquisitions and a disposition as follows:

Acquisitions	Date
Pricerunner AB	August 2004
Commission Junction, Inc.	December 2003
Hi-Speed Media, Inc.	December 2003
Search123.com, Inc.	May 2003
Be Free, Inc.	May 2002
Mediaplex, Inc.	October 2001
Z Media, Inc.	December 2000
ClickAgents.com, Inc.	November 2000
Bach Systems, Inc.	November 2000

Dispositions	Date
ValueClick Japan	March 2004

Consolidated Balance Sheet Data:

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Cash, cash equivalents and marketable securities	$242,583	$220,120	$232,978	$163,355	$127,450
Working capital	241,639	213,809	234,229	161,928	129,036
Total assets	430,426	323,099	263,850	190,626	154,050
Total stockholders’ equity	384,905	274,207	231,981	165,507	127,493

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

	For the Three-Month Period Ended
	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
	(In thousands, except per share data)
Revenue	$54,371	$43,492	$34,606	$36,709	$30,273	$22,694	$20,086	$19,463
Cost of revenue	15,011	13,206	11,416	11,129	10,044	8,532	6,947	6,501
Gross profit	39,360	30,286	23,190	25,580	20,229	14,162	13,139	12,962
Operating expenses:
Sales and marketing(1)	11,597	9,760	7,198	7,445	6,251	5,002	4,931	4,978
General and administrative(1)	7,624	6,962	5,931	6,651	5,841	4,772	4,634	4,452
Technology(1)	3,984	3,663	4,168	4,076	2,925	2,510	2,497	2,572
Stock-based compensation	203	124	174	238	86	72	97	97
Amortization of intangible assets and acquired software	1,276	1,107	864	864	515	401	342	312
Restructuring reversals	—	—	(1,003)	—	—	—	—	—
Total operating expenses	24,684	21,616	17,332	19,274	15,618	12,757	12,501	12,411
Income from operations	14,676	8,670	5,858	6,306	4,611	1,405	638	551
Interest and other income, net	1,188	1,001	843	696	675	716	934	1,039
Gain on sale of equity interest in Japan subsidiary	—	—	—	8,007	—	—	—	—
Income before income taxes and minority interest	15,864	9,671	6,701	15,009	5,286	2,121	1,572	1,590
Income tax expense (benefit)	(45,443)	2,053	1,187	1,691	16	196	233	385
Income before minority interest	61,307	7,618	5,514	13,318	5,270	1,925	1,339	1,205
Minority share of loss (income) in consolidated subsidiary	—	—	—	130	76	82	(55)	(19)
Net income	$61,307	$7,618	$5,514	$13,448	$5,346	$2,007	$1,284	$1,186
Basic net income per common share	$0.75	$0.09	$0.07	$0.17	$0.07	$0.03	$0.02	$0.02
Diluted net income per common share	$0.73	$0.09	$0.07	$0.16	$0.07	$0.03	$0.02	$0.02

(1)          Excludes stock-based compensation for the following periods (in thousands):

	For the Three-Month Period Ended
	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
Sales and marketing	$101	$62	$87	$119	$28	$23	$31	$31
General and administrative	67	41	58	79	44	37	50	50
Technology	35	21	29	40	14	12	16	16
	$203	$124	174	$238	$86	$72	$97	$97

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-K beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in “Business—Risk Factors” and elsewhere in this Report.

Overview

We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/Web advertising, search marketing, email marketing, and affiliate marketing. Additionally, we provide software that assists advertising agencies and other companies with information management regarding their financial, workflow, and offline media planning and buying processes. The broad range of products and services that we provide enables our customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining our media, affiliate marketing and technology offerings with our experience in both online and offline marketing, we help our customers around the world optimize their marketing campaigns both on the Internet and through offline media.

In prior periods, we operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction, Inc. (“Commission Junction”) in December 2003, we reassessed our reportable operating segments and determined that we now have an additional reportable operating segment, Affiliate Marketing, which combines the operations of Be Free, Inc. (“Be Free”) and Commission Junction. For prior periods, Be Free was included in the Technology operating segment. Accordingly, our prior period operating segment information has been reclassified to conform to 2004 and 2003 presentation.

We derive our revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA—Our Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary firms such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, and Pricerunner, completed in August 2004.

We offer advertisers and agencies a range of online media solutions in the categories of display/Web advertising, email marketing, lead generation marketing, and search marketing that are described in detail in Item 1 of this document. To accomplish this, we have partnered with thousands of online publishers to provide advertisers and agencies with access to one of the largest and most reputable online advertising networks and we have employed rigorous network quality control and advanced proprietary targeting technology. With the addition of Pricerunner, the Company expanded its suite of performance-based online marketing solutions into the category of comparison shopping, a commerce-oriented form of search.

Our Media services are sold on a variety of pricing models, including cost-per-thousand-impression (CPM), cost-per-click (CPC), cost-per-lead (CPL), and cost-per-action (CPA).

AFFILIATE MARKETING—Our Affiliate Marketing segment operates through our wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003.

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

We offer affiliate marketing services that address the needs of advertisers that seek to build and manage a private-labeled network of third-party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through our existing network of third-party online affiliate publishers. Affiliate Marketing segment revenues are driven by a combination of fixed fees and variable compensation that is based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

TECHNOLOGY—Our Technology segment operates through our wholly-owned subsidiaries Mediaplex, Inc. (Mediaplex) and AdWare Systems, Inc. (now referred to as Mediaplex Systems), which were acquired in 2001.

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

Mediaplex Systems is an applications service provider (“ASP”) delivering high-quality information management systems to advertising agencies, marketing communications companies, and public relations agencies. Mediaplex Systems’s revenue is generated primarily from monthly service fees paid by customers over the contracted service periods.

Revenue, gross profit and total assets by segment are listed in the following table (in thousands). Media segment revenue includes sales of certain affiliate marketing services of approximately $8,337,000 and $1,206,000, and technology services of approximately $4,976,000 and $3,069,000, made by Media operations outside the United States, for the years ended 2004 and 2003, respectively.

	Revenue			Gross Profit			Total Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Media	$93,317	$45,761	$30,252	$49,970	$23,212	$15,824	$297,380	$214,574	$129,895
Affiliate Marketing	59,995	24,302	11,848	50,767	18,829	9,076	116,284	95,160	76,938
Technology	22,233	23,559	20,934	17,263	18,451	15,921	16,762	13,365	57,017
Intercompany eliminations and other	(6,367)	(1,106)	(480)	416	—	—	—	—	—
Total	$169,178	$92,516	$62,554	$118,416	$60,492	$40,821	$430,426	$323,099	$263,850

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2004 and 2003

Revenue.   Consolidated net revenue for the year ended December 31, 2004 was $169.2 million, representing a 82.9% increase over the prior year.

Media segment revenue increased 103.9% to $93.3 million for the year ended December 31, 2004 compared to $45.8 million for 2003. The increase of $47.5 million in Media segment revenue was largely attributable to the inclusion of a full year of Search123 operations, acquired in May 2003, a full year of Hi-Speed Media operations, acquired in December 2003, and five months of Pricerunner operations, acquired in August 2004, in the 2004 period. Such Media acquisitions accounted for $29.2 million or 61.5% of the

$47.5 million increase in 2004 Media revenue over 2003. The remaining increase of $18.3 million was a result of strong performance by our U.S. and European media teams and the general improvement of the online media market in the U.S. and Europe, offset by a decrease in 2004 revenue from 2003 of $5.7 million resulting from the sale of our Japan subsidiary in March 2004.

Affiliate Marketing segment revenue increased to $60.0 million in 2004 compared to $24.3 million in 2003. This increase of $35.7 million, or 146.9%, was primarily attributable to the inclusion of a full year of Commission Junction operations, acquired in December 2003, representing $32.4 million of the 2004 increase over 2003. The remaining $3.3 million of the Affiliate Marketing 2004 revenue increase over 2003 represents core growth by our U.S. Affiliate Marketing team existing prior to the Commission Junction acquisition, offset by the merger of our Affiliate Marketing brands in 2004 and the resulting customer platform changes.

Technology segment revenue was $22.2 million for the year ended December 31, 2004 compared to $23.6 million in 2003, a decrease of $1.4 million, or 5.6%.  Revenue increases related to an increase in our customer base and transaction volume increases were offset by a decline in pricing resulting from industry pricing pressures.

There is no guarantee that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue.   Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers on ValueClick’s consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Consolidated cost of revenue was $50.8 million for the year ended December 31, 2004 compared to $32.0 million in 2003, an increase of $18.8 million, or 58.5%. The consolidated gross profit margin improved to 70.0% for the year ended December 31, 2004 compared to 65.4% for 2003 resulting primarily from a greater mix of higher-margin Affiliate Marketing segment revenue in 2004.

Cost of revenue for the Media segment increased $20.8 million to $43.3 million for the year ended December 31, 2004 compared to $22.5 million in 2003. The increase in cost of revenue is primarily related to the corresponding increase in Media segment revenue. Media segment gross margins at 53.5% for 2004 compared to 50.7% in 2003 reflects a greater mix of higher-margin online comparison shopping revenue in 2004. 2005 Media segment gross margins could move higher if online comparison shopping revenue becomes a greater percentage of total Media segment revenue.

Cost of revenue for the Affiliate Marketing segment increased by $3.7 million to $9.2 million for the year ended December 31, 2004, compared to $5.5 million in 2003. Affiliate Marketing cost of revenue decreased as a percentage of revenue to 15.4% in 2004 from 22.5% in 2003. This decrease, as well as the corresponding increase in gross margin to 84.6% in 2004 from 77.5% in 2003 was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting significantly higher revenue levels.

Technology segment cost of revenue of $5.0 million in 2004 remained comparable to 2003 cost of revenue of $5.1 million.

Sales and Marketing.   Sales and marketing expense consist primarily of compensation of sales and marketing, network development and related support teams, sales commissions, travel, advertising, trade shows and marketing materials. Sales and marketing expenses for the year ended December 31, 2004 were $36.0 million compared to $21.2 million for 2003, an increase of $14.8 million or 70.1%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing expense for Search123, Commission Junction and Hi-Speed Media for a full year and the addition of Pricerunner for five months, accounting for approximately $14.2 million of the increase. The remaining increase of

$0.6 million is due to increased sales staff in the U.S and Europe and increased commissions related to higher revenue, offset by the sale of ValueClick Japan in March 2004. Our sales and marketing costs as a percentage of revenue decreased to 21.3% for the year ended December 31, 2004 from 22.9% for 2003 due primarily to increased productivity of our sales teams.

General and Administrative.   General and administrative expense consists primarily of facilities costs, executive and administrative compensation, depreciation, and professional service fees. General and administrative expense increased to $27.2 million for the year ended December 31, 2004 from $19.7 million in 2003, an increase of $7.5 million or 37.9%. General and administrative expenses increased primarily due to the inclusion of a full year of expense for Search123, Commission Junction and Hi-Speed Media and five months for Pricerunner, accounting for an approximate $8.6 million increase, as well as an increase in fees for external professional advisors and employee costs associated with Sarbanes-Oxley compliance efforts, offset by the sale of ValueClick Japan in March 2004.

Technology.   Technology costs include expenses associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all product technology costs have been expensed as incurred. Technology costs were $15.9 million for the year ended December 31, 2004 compared to $10.5 million for 2003, an increase of $5.4 million, or 51.3%. The increase is due to the inclusion of a full year of expense for Search123, Commission Junction and Hi-Speed Media and five months of technology expense for Pricerunner, totaling $5.8 million, offset by the sale of ValueClick Japan in March 2004.

Stock-Based Compensation.   Stock-based compensation included in the accompanying consolidated statements of operations reflects the amortization of the difference between the deemed fair value of our common stock for financial accounting purposes and the exercise price of options on the date the options were granted. Stock-based compensation expense for the year ended December 31, 2004 amounted to $739,000, which relates primarily to the amortization of deferred compensation recorded in prior periods for stock options assumed in business combinations. The increase in stock-based compensation from $352,000 for the year ended December 31, 2003 relates to a full year of amortization of deferred compensation recorded in 2004 for stock options assumed in the Hi-Speed Media and Commission Junction acquisitions in December 2003.

We anticipate lower stock-based compensation expense during the first two quarters of 2005 based on our amortization method that charges to expense a higher portion of the existing deferred stock-based compensation in the earlier years of the option vesting period. However, the adoption of the SFAS 123R fair value method could increase overall stock-based compensation beginning with the third quarter of 2005. The magnitude of the impact to stock-based compensation on future periods as a result of the adoption of SFAS 123R cannot be predicted at this time as it is dependent upon, among other factors, the fair value and number of share-based payments granted in the future.

Amortization of Intangible Assets.   Amortization of intangible assets for the year ended December 31, 2004 was $4.1 million compared to $1.6 million in 2003. This expense primarily represents the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase in 2004 compared to 2003 was due to the additional intangible assets purchased in the 2004 Pricerunner acquisition and a full year of amortization of the intangible assets purchased in the Hi-Speed Media, Commission Junction and Search123 acquisitions.

Restructuring Reserve Reversal.   In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $0.5 million, respectively. These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010. The Company relocated back to a previously vacated leased facility in November 2004 and, accordingly, in the second quarter of 2004, reversed $1.0 million of the related restructuring charge originally established.

Interest Income.   Interest income principally consists of interest earned on our cash and cash equivalents and marketable debt securities and is net of interest paid on capital lease obligations. Interest income was $3.7 million for the year ended December 31, 2004 compared to $3.4 million for 2003. The increase of $0.3 million is primarily attributable to the effects of increasing average investment yields from 2003 as a result of interest rate increases during 2004.

Gain on Sale of Equity Interest in Japan Subsidiary.   Gain on sale of equity interest in Japan subsidiary for the year ended December 31, 2004 was $8,007,000, which represents the pre-tax gain recognized from the sale of our equity interest of approximately 59% in ValueClick Japan, Inc. on March 26, 2004, net of related transaction expenses.

Income Tax Expense (Benefit).   In the fourth quarter of 2004, we determined that a substantial portion of our deferred tax asset valuation allowance was no longer required. This determination was based on an evaluation of positive and negative factors including, but not limited to: our history of achieving operating objectives; the achievement of net income beginning in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income. Based upon the Company’s assessment of all available evidence, we concluded that, primarily with the exception of net operating loss and capital loss carryforwards expected to expire prior to being utilized and certain foreign net operating loss carryforwards, it is more likely than not that the remaining deferred tax assets will be realized.  We recognized an income tax benefit of $40.5 million in 2004, including $47.8 million related to the reversal of a portion of the deferred tax asset valuation allowance recorded at December 31, 2003, partially offset by a net provision for current and deferred Federal and state income taxes of $7.3 million.  Additionally, the tax associated with the gain from the sale of our equity interest in ValueClick Japan of approximately $8.0 million has been fully offset by the utilization of capital loss carryforwards generated by the Company in prior years that carried a full valuation allowance. The Company’s effective tax rate for future periods is expected to increase based on the reversal of the valuation allowance during 2004.

Minority Share of Loss of ValueClick Japan.   For the year ended December 31, 2004, the minority share of the loss generated by ValueClick Japan was $130,000 compared to $84,000 for the year ended December 31, 2003. We accounted for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income generated or losses incurred by ValueClick Japan. On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan.

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2003 and 2002

Revenue.   Consolidated net revenue from our Media, Affiliate Marketing and Technology segments, excluding intercompany transactions, accounted for $45.8 million, $24.3 million, and $22.4 million, respectively, resulting in consolidated net revenue for the year ended December 31, 2003 of $92.5 million compared to $62.6 million for 2002, an increase of $29.9 million, or 47.9%. The 2003 revenue increase over 2002 is due to the inclusion of a full year of revenue from our Be Free operations acquired in May 2002 and the addition of the Search123 operations in May 2003 and Commission Junction operations in December 2003, totaling $14.7 million, in addition to core growth in all three of our operating segments resulting from the general improvement of the online advertising industry segment.

Cost of Revenue.   Cost of revenue was $32.0 million for the year ended December 31, 2003 compared to $21.7 million for 2002, an increase of $10.3 million, or 47.4%. The overall increase in cost of revenue was associated with the corresponding increase in revenue for 2004 over 2003. Gross profit margins of 65.4% for the year ended December 31, 2003 remained comparable to 2002 gross profit margins of 65.3%.

The consistency reflected higher margins from a greater mix of higher margin Affiliate Marketing and Technology segment revenue, offset by a decline in margins from our Japan operations.

Sales and Marketing.   Sales and marketing expenses for the year ended December 31, 2003 were $21.2 million compared to $17.0 million for 2002, an increase of $4.2 million, or 24.5%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing expenses for Be Free for a full year and the addition of Search123 and Commission Junction for seven months and one month, respectively. Our sales and marketing costs as a percentage of revenue decreased to 22.9% for the year ended December 31, 2003 from 27.2% for 2002 due primarily to the improved productivity of our sales teams.

General and Administrative.   General and administrative expenses increased to $19.7 million for the year ended December 31, 2003 from $17.8 million in 2002, an increase of $1.9 million, or 10.8%. Our general and administrative costs as a percentage of revenue decreased to 21.3% for the year ended December 31, 2003 from 28.4% for 2002. General and administrative cost increases due to the inclusion of Be Free for a full year and the addition of Search123 and Commission Junction for seven months and one month, respectively, were offset partially by ongoing cost reduction activities. The decrease in general and administrative expenses as a percent of revenue resulted from improved operating leverage and the ongoing cost reduction efforts.

Technology.   Technology costs were $10.5 million for the both years ended December 31, 2003 and 2002. Technology cost increases resulting from the inclusion of Be Free for a full year and the addition of Search123 and Commission Junction for seven months and one month, respectively, were offset by continuing efforts to reduce the number of our co-location facilities and consolidate technology teams.

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

Amortization of Intangible Assets.   Amortization of intangible assets for the year ended December 31, 2003 was $1.6 million compared to $0.5 million in 2002. This expense primarily represents the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase in 2003 compared to 2002 was due to the additional intangible assets purchased in the 2003 Commission Junction and Search123 acquisitions.

Restructuring charge.   In the second quarter of 2002 we recorded restructuring charges of $2.3 million. These restructuring charges were the result of certain personnel redundancies as a result of our acquisitions of Be Free and Mediaplex and primarily represent a provision for consolidating certain leased facilities, which will be paid out through 2010.

Interest Income.   Interest income was $3.4 million for the year ended December 31, 2003 compared to $5.9 million for 2002. The decrease in interest income is attributable to a lower cash balance over the period primarily due to the purchase of ValueClick common stock under the stock repurchase program and the effects of decreasing average investment yields since 2001.

Income tax expense (benefit).   For the year ended December 31, 2003, our provision for federal, state and foreign income taxes amounted to $830,000, compared to $163,000 for 2002. The effective income tax rate reflected certain non-deductible expenses, including the stock-based compensation charges. Additionally, income tax benefits from the available net operating losses were not fully reflected in the provision as the realization of these benefits was not deemed more likely than not based upon both positive and negative evidence available at December 31, 2003.

Minority Share of Income/Loss of ValueClick Japan.   For the year ended December 31, 2003, minority share of loss of ValueClick Japan was $84,000 compared to minority share of income of $15,000 for the year ended December 31, 2002. We accounted for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income or losses incurred by ValueClick Japan.

Cumulative Effect of a Change in Accounting Principle.   On January 1, 2002, we adopted the accounting standards set forth in SFAS No. 142, “Goodwill and other Intangible Assets.” Although the application of this standard did not change our evaluation of our other identifiable intangible assets, the initial application of this statement resulted in an impairment of goodwill of $7.6 million to write down goodwill related to the Bach Systems and ValueClick Japan acquisitions. The amount of the impairment was estimated based on a valuation process that considered both the estimated present value of future cash flows and the application of market value-to-revenue multiples for comparable publicly-traded companies to the projected and historical revenue of Bach Systems and ValueClick Japan. The impairment amount was reported as a cumulative effect of a change in accounting principle during the first quarter of 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At December 31, 2004, our combined cash and cash equivalents and marketable securities balances totaled $242.6 million. Net cash provided by operating activities totaled $46.6 million for the year ended December 31, 2004 compared to $15.9 million in 2003 and $1.7 million in 2002. The increase in 2004 was due primarily to increased income from operations, adjusted for non-cash items, including the net benefit from deferred taxes of $52.3 million, the gain on sale of our equity interest in the Company’s Japan subsidiary of approximately $8.0 million, depreciation and amortization of approximately $10.3 million, provision for doubtful accounts receivable and inventory write-downs of $1.5 million, and tax benefits from stock option exercises of $11.0 million. The increase from 2002 to 2003 is attributable primarily to increased income from operations.

The net cash used in investing activities for the year ended December 31, 2004 of $66.1 million was primarily the result of cash used of $25.4 million in the acquisition of Pricerunner, net purchases of marketable securities of $35.7 million and $6.0 million of equipment purchases, offset by net proceeds from the sale of the Company’s equity interest in ValueClick Japan of $2.4 million. For the year ended December 31, 2003, net cash used in investing activities of $0.5 million resulted primarily from the use of $18.5 million for acquisitions and $3.2 million for equipment purchases, offset by the net reduction of marketable securities of $22.0 million, which was used to fund acquisitions and purchases of ValueClick common stock pursuant to the Stock Repurchase Program. For the year ended December 31, 2002, net cash provided by investing activities totaled $49.8 million, resulting primarily from the net sale of marketable securities, which was used primarily to fund purchases of ValueClick common stock pursuant to the Stock Repurchase Program.

Net cash provided by financing activities for the year ended December 31, 2004 of $8.7 million was primarily attributable to proceeds received from the exercises of common stock options of $11.0 million, partially offset by the repurchase of $2.2 million of the Company’s common stock. For the year ended December 31, 2003, net cash used in financing activities of $8.8 million resulted from the use of $9.2 million for market purchases of ValueClick common stock pursuant to the Stock Repurchase Program and the repayment of $1.8 million on notes payable and capital leases, offset by net proceeds received from the exercise of stock options of $2.2 million. For the year ended December 31, 2002, net cash used in financing activities totaled $53.8 million, resulting from the use of $56.2 million for market purchases of ValueClick common stock pursuant to the Stock Repurchase Program and the repayment of $0.8 million on notes payable and capital leases, offset by proceeds received from the exercise of stock options of $3.3 million.

Stock Repurchase Program

In September 2001, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2004, and since the initiation of the Stock Repurchase Program, we had repurchased a total of approximately 26.6 million shares of our common stock for approximately $73.6 million, $70.2 million of which was purchased pursuant to the Stock Repurchase Program. As December 31, 2004, up to $24.8 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Commitments and Contingencies

Contractual obligations at December 31, 2004 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations:
Capital leases, including interest	$424	$253	$171	$—	$—
Operating leases(1)	17,329	4,109	6,962	5,075	1,183
Purchase obligations(2)	1,094	1,073	17	4	—
Total contractual obligations	$18,847	$5,435	$7,150	$5,079	$1,183

(1)          The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.0 million. The Company remains secondarily liable under these leases in the event that the sublessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(2)          Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Other commercial commitments as of December 31, 2004 are as follows (in thousands):

	Other Commercial Commitments
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$566	—	$66	—	$500

The standby letters of credit are maintained pursuant to the Company’s lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the leases. Certificates of deposit of $566,000 in connection with these standby letters of credit are included in cash as of December 31, 2004.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. See Item 3 for further information regarding a contingent obligation relating to an indemnification agreement.

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

•       our business, product, capital expenditure and technology plans, and product and technology roadmaps;

•       capital improvements to new and existing facilities;

•       technological advances;

•       our competitors’ response to our products and services;

•  our Stock Repurchase Program

•       our pursuit of strategic transactions; and

•       our relationships with customers.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, income taxes, impairment of goodwill and other intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•  Revenue Recognition Policy.   We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured. To date, our agreements have not required a guaranteed minimum number of click-throughs or actions.

Our Media segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for our e-commerce business, when consumer products are shipped, provided that no significant obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed and determinable. Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we recognize revenue as a principal in media transactions. Accordingly, revenue is recognized on a gross basis and corresponding publisher expenses are recorded as a component of cost of revenue.

Our Affiliate Marketing and Technology segment revenue is generated primarily from fixed fees for campaign management services, application management services and professional services. Campaign management services revenue and professional services revenue is recognized when the related services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. Application management services provide customers rights to access software applications, hardware for the application access and customer service. Our customers do not have the right to take possession of the software at any time during or after the hosting agreement. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” our revenue recognition for Affiliate Marketing and Technology segments is outside the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any publisher expenses are the responsibility of the Company’s advertising customer. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue in the month or quarter in which minimum volume is exceeded.

Our affiliate marketing customers have return policies that allow their consumers to return previously purchased product under certain circumstances. Based upon the terms of our agreements with our affiliate marketing customers, when one of their consumers returns a product, we are required to refund the transaction fees that we earned related to the original consumer purchase. We also experience direct sales returns related to our e-commerce customers based upon the terms of our transactions with these customers. For revenue transactions subject to a right of return, we are required to record a provision for sales returns, which is recorded as a reduction to our revenue, based upon an estimate of the amount of future returns. In determining our estimate for future returns, we rely upon historical returns data relative to historical sales volumes and known facts and circumstances that may not be reflected in the historical returns information. Historically, actual returns have not significantly differed from our estimates. However, factors including changes in the economic and industry environment may result in future actual returns experience that is different than our estimates.

During the year ended December 31, 2004, we recorded a provision for sales returns of approximately $4.0 million as a reduction to our revenue. The provision for sales returns in periods prior to 2004 was not significant, as the majority of the sales returns recorded in 2004 relate to the business operations of entities acquired in December 2003 (Hi-Speed Media and Commission Junction). We expect the actual amount of sales returns in whole dollar terms to increase in the future in conjunction with our anticipated increase in affiliate marketing and e-commerce revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the December 31, 2004 allowance for sales returns of less than $100,000 and a corresponding decrease to revenue for the year then ended.

•  Allowance for Doubtful Accounts.   We estimate our allowance for doubtful accounts using two methods. The amounts calculated from each of these methods are analyzed to determine the total amount reserved. First, we evaluate specific accounts where information indicates the customers may have an inability to meet financial obligations, such as due to bankruptcy, and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received. Second, a reserve is established for all customers based on a range of percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience. Historically, actual write-offs of doubtful accounts have not significantly differed from our estimates. However, factors including higher than expected default rates may result in future write-offs greater than our estimates.

As of December 31, 2004, we recorded an allowance for doubtful accounts of $3.0 million, which represents a reserve percentage of 8.5% of our gross accounts receivable balance of $35.0 million. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances changed to warrant a 100 basis point increase in the ending reserve percentage, the result would be an increase in the December 31, 2004 allowance for doubtful accounts of approximately $350,000 and a corresponding decrease in our operating income for the year then ended.

•  Investments.   We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the ability to hold the investment. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to market value at the end of the period in which it is determined that an other-than-temporary decline has occurred.

As of December 31, 2004, we have net unrealized losses of $1.2 million on a marketable securities portfolio with a total fair value of $214.3 million. Our marketable securities portfolio consists of high-grade municipal, corporate and government agencies obligations. Management has determined that the unrealized losses as of December 31, 2004 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of December 31, 2004, if the determination was made that the current decline in market value of certain investments was other than temporary, the related impairment charge could be as much as $1.2 million. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of bond issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater than this amount.

• Accounting for Income Taxes.   We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

As of December 31, 2003, based upon both positive and negative evidence available at that time, we had determined it was more likely than not that certain of our deferred tax assets were not realizable. Accordingly, we fully reserved certain of our deferred tax assets. In the fourth quarter of 2004, based on factors including, but not limited to: our history of achieving operating objectives; the achievement of net income beginning in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, we have determined that it is more likely than not that we will be able to realize a substantial portion of our deferred tax assets. At December 31, 2004, we have net deferred tax assets of $64.2 million. Should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would reduce income in the period such determination was made.

•  Impairment of Goodwill and Intangible Assets.   Our long-lived assets include goodwill and other intangible assets with net balances of $50.9 million and $25.6 million, respectively, as of December 31, 2004. Goodwill and other indefinite-lived intangible assets are tested for impairment at the reporting unit level on an annual basis as of December 31st or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2004, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: the U.S. domestic media business (excluding Hi-Speed Media); the Europe media business; and Hi-Speed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit utilizing a valuation technique based on earnings multiples of recent acquisitions and similar publicly-traded companies in the online advertising services sector. Significant judgments required to estimate the fair value of reporting units include the selection and application of appropriate earnings multiples. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger goodwill impairment. See Note 5 in the consolidated financial statements for additional information. Based on our goodwill impairment testing for the year ended December 31, 2004, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist.

We amortize other intangible assets over their estimated economic useful lives. We must record an impairment charge on these assets when we determine that their carrying value may not be recoverable. Events and circumstances considered in determining whether the carrying value may not be recoverable include: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment. There were no indicators of impairment of our other intangible assets as of December 31, 2004.

•  Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on specific facts and circumstances of each matter.

Recently Issued Accounting Standards

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.” The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that the final standard is issued. The requirements of EITF Issue No. 03-1 did not have a material impact on the disclosure requirements for us. We do not believe that the measurement and recognition guidance will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro-forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations and amends SFAS No. 95, “Statement of Cash Flows,” or SFAS 95. SFAS 123R is effective for us beginning in the third quarter of fiscal 2005. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

The adoption of the SFAS 123R fair value method is expected to have a significant impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because that will depend on the fair value and number of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro-forma net income (loss) and pro-forma net income (loss) per share in Note 1 of our Notes to Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption, if such tax deductions exceed the recognized compensation expense.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004, management has no plans to repatriate foreign earnings in the foreseeable future.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the past three fiscal years ended December 31, 2004, 2003 and 2002.

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

Marketable securities as of December 31, 2004 consist primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. Management’s internal investment policy requires a weighted-average time to maturity of the investment portfolio to be no greater than 365 days and allows for auction-rate-securities to be weighted based on the auction reset date. As of December 31, 2004, our investment in marketable securities had a weighted-average time to maturity of approximately 274 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of December 31, 2004, unrealized losses in our investments in marketable securities aggregated $1.2 million.

During the year ended December 31, 2004, our investments in marketable securities yielded an effective interest rate of 1.78%. If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $2.1 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick and Pricerunner Europe, which denominate their transactions in primarily in U.K. pounds. The effect of foreign exchange rate fluctuations for the year ended December 31, 2004 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $3.1 million, a reduction of income before income taxes of $0.4 million and a reduction of net assets, excluding intercompany balances, of $1.7 million. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2004, we had $11.7 million in cash and cash equivalents denominated in foreign currencies, primarily the U.K. pound.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Our CEO and CFO have concluded that, for the reasons set forth below, our disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by us in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

(b)   Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

In conducting management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, management has excluded the acquisition of Pricerunner AB completed on August 6, 2004. The financial statements of Pricerunner AB reflect 1.9% of total assets as of December 31, 2004 and 3.4% of total revenues for the year then ended. Refer to Note 3 to the consolidated financial statements for further discussion of this acquisition and its impact on the Company’s consolidated financial statements.

As a result of its evaluation, our management has concluded that a control deficiency in its internal control over financial reporting as of December 31, 2004 constitutes a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2.   A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Because management has identified a material weakness, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2004.

The material weakness identified relates to an error resulting from a deficiency in the operation of controls for evaluating and documenting the assessment of valuation allowances recorded against net deferred tax assets.  The error, which resulted in the reversal of the Company’s valuation allowance against a substantial portion of the net deferred tax assets of $67.4 million, was identified in the Company’s income tax provision calculation.

The Company has taken steps to remediate the control deficiency identified in our accounting for income taxes, including re-evaluating our income tax calculation methodologies and adjusting the calculation of our deferred tax balances.  Further, the Company has filled a newly-created Director of Taxation position to enhance the Company’s internal income tax expertise.  This new individual’s employment will begin during the quarter ended June 30, 2005.  Management has discussed these issues and remediation efforts in detail with our Audit Committee.  Our CEO and our CFO believe that these remediation measures, when implemented, will address this material weakness and will also allow us to conclude that our disclosure controls and procedures and our internal controls over financial reporting are effective at a reasonable level of assurance at future filing dates.

The Company filed a Form 12b-25 with the SEC to extend the due date of our Form 10-K by 15 days due to delays experienced in completing management’s assessment of the effectiveness of the Company’s internal control over financial reporting and completing the preparation of the Company’s financial statements for the year ended December 31, 2004.

(c)   Changes in Internal Control over Financial Reporting

We have conducted a thorough review and evaluation of our internal control over financial reporting as part of the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We have dedicated substantial resources to the review of our control processes and procedures.  Based on the results of this review, we have initiated revisions and enhancements to improve our internal control over financial reporting.  As disclosed above, management identified an internal control deficiency indicative of a material weakness in our internal control over financial reporting.  In order to remediate this material weakness, management has implemented the following measures:

•  re-evaluated our income tax calculation methodologies and adjusted the calculation of our net deferred tax balances; and

•  filled a newly-created Director of Taxation position to enhance the Company’s internal income tax expertise.

Management believes that these measures will be effective in remediating this material weakness.  Other than these remediation measures with regard to the material weakness, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ValueClick, Inc.
Westlake Village, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ValueClick, Inc. and its consolidated subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Pricerunner AB, which was acquired on August 6, 2004 and whose financial statements reflect total assets and revenues constituting 1.9% and 3.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Pricerunner AB. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: a deficiency in the operation of controls for evaluating and documenting the assessment of valuation allowances recorded against deferred income tax assets resulted in an error in the Company’s income tax provision calculation. This error of $67.4 million resulted in the reversal of a substantial portion of the Company’s valuation allowance against deferred income tax assets. This deficiency results in a more than remote likelihood that a material misstatement to the Company’s income tax provision and related deferred tax asset accounts in the annual or interim financial statements will not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 31, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held June 6, 2005.

We have adopted a Code of Ethics and Business Conduct (the “Code”) within the meaning of Item 406(b) of Regulation S-K. The Code applies to our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.valueclick.com under “Corporate Info.” If we make substantive amendments to the Code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting, or other officers, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held June 6, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,986,492	$6.03	6,169,877
Equity compensation plans not approved by security holders(2)	1,389,245	$14.32	—
Total	7,375,737	$7.59	6,169,877

(1)          For additional information with respect to the outstanding option pricing categories as of December 31, 2004, refer to Note 10 to the December 31, 2004 Consolidated Financial Statements included in the F-pages.

(2)          The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations. Such plans for Mediaplex and Be Free were indirectly approved in the related stockholder approvals of the respective mergers. The material features of these assumed stock option plans are described in Note 10 to the December 31, 2004 consolidated financial statements included in the F-pages.

The remaining information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held June 6, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held June 6, 2005.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Schedule II—Valuation and Qualifying Accounts	F-35

3.                Exhibits.   The following exhibits are filed as part of, or are incorporated by reference in, this Report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of August 6, 2004, by and among ValueClick and Pricerunner AB
2.2	Stock Purchase Agreement, dated January 29, 2004, by and among ValueClick and livedoor Co., Ltd (formerly Edge Co., Ltd), a Japanese Corporation.
2.3(1)	Agreement and Plan of Merger, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corporation and Commission Junction, Inc.
2.4(2)	Agreement and Plan of Merger, dated as of May 30, 2003, by and among ValueClick, Search123.com Acquisition Corporation and Search123
2.5(3)	Agreement and Plan of Merger, dated as of March 20, 2002, by and among ValueClick, Bravo Acquisition I Corporation and Be Free, Inc.
2.6(4)	Agreement and Plan of Merger, dated as of July 1, 2001, by and among ValueClick, Mars Acquisition Corporation and Mediaplex, Inc.
3.1.1(5)	Amended and Restated Certificate of Incorporation of ValueClick
3.1.2(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of ValueClick

3.2(5)	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(5)	Specimen stock certificate for the ValueClick common stock
4.3(11)

Rights Agreement, dated as of June 4, 2002, between ValueClick, Inc. and Mellon Investor Services LLC, a New Jersey limited liability company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C

10.1(5)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(5)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(5)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(5)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(5)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(5)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999
10.7(5)	Stock Purchase Agreement, dated August 6, 1999, by and between Jonathan Hendricksen and Timothy Williams and ValueClick
10.8(5)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and Todd Treusdell
10.9(5)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.10(5)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and Brian Coryat
10.11(5)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.12(6)†	1999 Stock Option Plan, as amended, and form of option agreement
10.13(7)†	2002 Stock Incentive Plan and form of option agreement
10.14(8)†	Key Employee Agreement between ValueClick and James R. Zarley dated January 1, 2002
10.15(9)†	Key Employee Agreement between ValueClick and Samuel J. Paisley dated January 1, 2002
10.16(10)†	Key Employee Agreement between ValueClick and Peter Wolfert dated January 1, 2002
10.18(5)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
10.19(5)	Stock Purchase Agreement, dated January 20, 2000, between Jonathan Hendriksen and Timothy Williams and ValueClick
16.1(12)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 2, 2004

21.1	Subsidiaries of ValueClick
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                     Indicates a management contract or compensatory arrangement.

(1)          Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by ValueClick on February 23, 2004.

(2)          Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by ValueClick on June 11, 2003.

(3)          Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by ValueClick on March 11, 2002.

(4)          Incorporated by reference from Registration Statement on Form S-4 (File No. 333-655620), as amended, originally filed by ValueClick with the Securities and Exchange Commission on July 20, 2001.

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

(8)          Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by ValueClick on March 28, 2003.

(9)          Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by ValueClick on March 28, 2003.

(10)   Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by ValueClick on March 28, 2003.

(11)   Incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed by ValueClick on June 14, 2002.

(12)   Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by ValueClick on July 2, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ValueClick, Inc.
Westlake Village, California

We have audited the accompanying consolidated balance sheet of ValueClick, Inc. and its consolidated subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  Our audit also included the accompanying financial statement schedule II for the year ended December 31, 2004.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ValueClick, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries (the “Company”) at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page F-35 for each of the two years in the period ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 19, 2004

VALUECLICK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$28,295	$36,642
Marketable securities, at fair value	214,288	183,478
Accounts receivable, net of allowance for doubtful accounts of $2,973 and $2,060 as of December 31, 2004 and 2003, respectively	32,036	21,942
Inventories	435	53
Prepaid expenses and other current assets	2,163	1,715
Income taxes receivable	—	440
Deferred tax assets	5,411	1,446
Total current assets	282,628	245,716
Property and equipment, net	8,571	10,559
Goodwill	50,884	49,375
Intangible assets, net	25,648	15,974
Deferred tax assets	61,630	—
Other assets	1,065	1,475
Total assets	$430,426	$323,099
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,288	$29,567
Income taxes payable	964	811
Deferred revenue	1,498	1,264
Capital lease obligations	239	265
Total current liabilities	40,989	31,907
Capital lease obligations, less current portion	169	187
Deferred tax liabilities	2,865	1,996
Other non-current liabilities	1,498	3,493
Total liabilities	45,521	37,583
Minority interest in consolidated subsidiary	—	11,309
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 82,032,522 and 77,953,774 shares issued and outstanding at December 31, 2004 and 2003, respectively	82	78
Additional paid-in capital	361,141	339,597
Deferred stock compensation	(221)	(1,163)
Accumulated other comprehensive income	399	78
Retained earnings (accumulated deficit)	23,504	(64,383)
Total stockholders’ equity	384,905	274,207
Total liabilities and stockholders’ equity	$430,426	$323,099

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Revenue	$169,178	$92,516	$62,554
Cost of revenue	50,762	32,024	21,733
Gross profit	118,416	60,492	40,821
Operating expenses:
Sales and marketing (excludes stock-based compensation of $369, $113 and $488 for 2004, 2003 and 2002, respectively)	36,000	21,162	17,001
General and administrative (excludes stock-based compensation of $245, $181 and $779 for 2004, 2003 and 2002, respectively)	27,168	19,699	17,784
Technology (excludes stock-based compensation of $125, $58 and $260 for 2004, 2003 and 2002, respectively)	15,891	10,504	10,459
Stock-based compensation	739	352	1,527
Amortization of intangible assets and acquired software	4,111	1,570	533
Merger-related costs	—	—	17
Restructuring charges (reversals)	(1,003)	—	2,320
Total operating expenses	82,906	53,287	49,641
Income (loss) from operations	35,510	7,205	(8,820)
Gain on sale of equity interest in Japan subsidiary	8,007	—	—
Interest income	3,665	3,364	5,909
Gain on sale of equity securities	—	—	134
Other income	63	—	32
Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	47,245	10,569	(2,745)
Income tax expense (benefit)	(40,512)	830	163
Income (loss) before minority interest and cumulative effect of a change in accounting principle	87,757	9,739	(2,908)
Minority share of loss (income) in consolidated subsidiary	130	84	(15)
Income (loss) before cumulative effect of a change in accounting principle	87,887	9,823	(2,923)
Cumulative effect of a change in accounting principle	—	—	(7,649)
Net income (loss)	$87,887	$9,823	$(10,572)
Basic net income (loss) per common share:
Basic income (loss) per common share before cumulative effect of a change in accounting principle	$1.10	$0.13	$(0.04)
Cumulative effect of a change in accounting principle per common share	—	—	(0.10)
Basic net income (loss) per common share	$1.10	$0.13	$(0.14)
Diluted net income (loss) per common share:
Diluted income (loss) per common share before cumulative effect of a change in accounting principle	$1.05	$0.13	$(0.04)
Cumulative effect of a change in accounting principle per common share	—	—	(0.10)
Diluted net income (loss) per common share	$1.05	$0.13	$(0.14)
Shares used to calculate basic net income (loss) per common share	80,063	74,300	73,744
Shares used to calculate diluted net income (loss) per common share	84,038	78,436	73,744

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

Preferred Stock		Common Stock		Additional Paid-In	Treasury	Deferred Stock Compensation	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
Shares	Amount	Shares	Amount	Capital	Stock	Loss	Income (Loss)	Deficit)	Equity
(in thousands, except share data)

Balance at December 31, 2001	—	—	52,698,617	$53	$238,522	$(2,959)	$(1,453)	$(5,022)	$(63,634)	$165,507
Stock issued in the Be Free purchase business combination	—	—	43,361,717	43	127,252	—	—	—	—	127,295
Stock issued in the Bach Systems purchase business combination	—	—	259,375	1	633	—	—	—	—	634
Purchase of treasury shares	—	—	—	—	—	(56,250)	—	—	—	(56,250)
Conversion of acquired company’s purchased stock to treasury stock	—	—	—	—	—	(1,674)	—	—	—	(1,674)
Deferred stock compensation	—	—	—	—	547	—	(547)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	1,527	—	—	1,527
Exercise of common stock options	—	—	2,798,766	2	3,259	—	—	—	—	3,261
Tax benefit from the exercise of stock options	—	—	—	—	225	—	—	—	—	225
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,572)	(10,572)
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	—	(430)	—	(430)
Foreign currency translation	—	—	—	—	—	—	—	2,458	—	2,458
Total comprehensive loss	—	—	—	—	—	—	—	2,028	(10,572)	(8,544)
Balance at December 31, 2002	—	—	99,118,475	99	370,438	(60,883)	(473)	(2,994)	(74,206)	231,981
Amortization of stock-based compensation	—	—	—	—	—	—	352	—	—	352
Exercise of common stock options	—	—	2,085,969	2	2,186	—	—	—	—	2,188
Deferred stock compensation	—	—	—	—	1,042	—	(1,042)	—	—	—
Issuance of shares in purchase transaction—Commission Junction	—	—	3,018,586	3	29,428	—	—	—	—	29,431
Assumed options in the Commission Junction and Hi-Speed Media business combinations	—	—	—	—	6,521	—	—	—	—	6,521
Purchase of treasury stock	—	—	—	—	—	(9,161)	—	—	—	(9,161)
Retirement of treasury stock	—	—	(26,269,256)	(26)	(70,018)	70,044	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	9,823	9,823
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	—	87	—	87
Foreign currency translation	—	—	—	—	—	—	—	2,985	—	2,985
Total comprehensive income	—	—	—	—	—	—	—	3,072	9,823	12,895
Balance at December 31, 2003	—	—	77,953,774	78	339,597	—	(1,163)	78	(64,383)	274,207
Amortization of stock-based compensation	—	—	—	—	—	—	739	—	—	739
Deferred stock compensation adjustment for forfeited stock options	—	—	—	—	(203)	—	203	—	—	—
Exercise of common stock options	—	—	4,119,089	4	10,963	—	—	—	—	10,967
Issuance of shares in purchase transaction—Pricerunner	—	—	263,467	—	1,967	—	—	—	—	1,967
Purchase and retirement of treasury stock	—	—	(303,808)	—	(2,206)	—	—	—	—	(2,206)
Tax benefit from the exercise of stock options	—	—	—	—	11,023	—	—	—	—	11,023
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	87,887	87,887
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	—	(1,260)	—	(1,260)
Add: Reclassification adjustments for marketable securities	—	—	—	—	—	—	—	143	—	143
Foreign currency translation	—	—	—	—	—	—	—	1,995	—	1,995
Less: Reclassification adjustments for accumulated translation adjustment of Japan subsidiary included in net income	—	—	—	—	—	—	—	(557)	—	(557)
Total comprehensive income	—	—	—	—	—	—	—	321	87,887	88,208
Balance at December 31, 2004	—	—	82,032,522	$82	$361,141	—	$(221)	$399	$23,504	$384,905

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$87,887	$9,823	$(10,572)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,299	7,531	5,325
Cumulative effect of change in accounting principle	—	—	7,649
Restructuring charge (reversal)	(1,003)	—	2,320
Provision for doubtful accounts receivable	1,308	1,213	1,409
Inventory write-down	199	—	—
Stock-based compensation	739	352	1,527
Tax benefit from stock option exercises	11,023	—	—
Gain on sale of marketable equity securities	—	—	(134)
Minority interest in ValueClick Japan	(130)	(84)	17
Gain on sale of equity interest in Japan	(8,007)
Gain on the ValueClick Japan stock issuance	—	—	10
Provision for (benefit from) deferred taxes	(52,326)	(112)	(186)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,510)	(8,106)	(3,019)
Prepaid expenses, inventory and other assets	(866)	567	2,055
Accounts payable and accrued liabilities	6,783	4,657	(4,512)
Income taxes receivable/payable	489	449	812
Deferred revenue	235	523	(917)
Other non-current liabilities	(561)	(885)	(49)
Net cash provided by operating activities	46,559	15,928	1,735
Cash flows from investing activities:
Proceeds from the maturity and sale of marketable debt securities	131,730	25,792	66,183
Purchases of marketable debt securities	(167,464)	(3,758)	(11,120)
Purchases of equity securities	—	—	(1,645)
Acquisition of businesses, net of cash acquired	(25,394)	(18,513)	(212)
Purchases of property and equipment	(6,009)	(3,241)	(2,344)
Sale of equity interest in Japan subsidiary, net	2,351	—	—
Purchases of intangible assets	(1,313)	(811)	(1,067)
Net cash provided by (used in) investing activities	(66,099)	(531)	49,765
Cash flows from financing activities:
Purchase of treasury shares	(2,206)	(9,161)	(56,248)
Repayment of notes payable and capital leases	(44)	(1,833)	(796)
Proceeds from exercises of stock options and warrants	10,967	2,188	3,261
Net cash provided by (used in) financing activities	8,717	(8,806)	(53,783)
Effect of currency translations	2,476	2,985	2,458
Net increase (decrease) in cash and cash equivalents	(8,347)	9,576	175
Cash and cash equivalents, beginning of period	36,642	27,066	26,891
Cash and cash equivalents, end of period	$28,295	$36,642	$27,066

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$26	$52	$109
Cash paid for income taxes	$634	$511	$670
Non-cash investing and financing activities:
Issuance of common stock in business combinations	$1,967	$29,431	$127,929
Purchase of Patent license through payables	$—	$—	$788
Conversion of acquired company’s purchased stock to treasury stock	$—	$—	$1,674
Effect of Acquisitions and Disposition:
Marketable securities	$3,716	$—	$(124,948)
Accounts receivable, net	$(935)	$(1,310)	$(3,103)
Prepaid expenses and other current assets	$(135)	$(535)	$(1,650)
Property and equipment	$1,269	$(2,789)	$(5,272)
Goodwill	$(13,832)	$(49,375)	$—
Intangible assets	$(13,808)	$(14,703)	$(1,013)
Other assets	$(625)	$(47)	$(1,222)
Accounts payable and accrued expenses	$662	$12,015	$3,373
Deferred revenue	$(505)	$2	$1,563
Income taxes payable	$100	$281	$—
Notes payable	$—	$—	$1,426
Other non-current liabilities	$—	$—	$1,377
Deferred tax liabilities, net	$2,813	$1,996	$—
Minority interest in consolidated subsidiary	$(11,179)	$—	$—
Additional paid-in capital	$1,967	$36,994	$129,257
Deferred stock-based compensation	$—	$(1,042)	$—

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

ValueClick, Inc., and its subsidiaries (“ValueClick” or “the Company”) offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/Web advertising, search marketing, email marketing, and affiliate marketing. Additionally, the Company provides software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that the Company provides enables its customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining the Company’s media, affiliate marketing and technology offerings with its experience in both online and offline marketing, the Company helps its customers optimize their marketing campaigns both on the Internet and through offline media.

In periods prior to December 2003, the Company operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction, Inc. (“Commission Junction”) in December 2003, management reassessed the Company’s reportable operating segments and determined that the Company now has an additional reportable operating segment, Affiliate Marketing, which combines the operations of Be Free, Inc. (“Be Free”) and Commission Junction. For prior periods, Be Free was included in the Technology operating segment. Accordingly, prior period operating segment information has been reclassified to conform to 2003 and 2004 presentation.

The Company derives its revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA—ValueClick’s Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, and Pricerunner AB, completed in August 2004.

The Company offers advertisers and agencies a range of online media solutions in the categories of display/Web advertising, search marketing, email marketing, and lead generation marketing. The Company has aggregated thousands of online publishers to provide advertisers and agencies with access to one of the largest online advertising networks. The Company also sells a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites. With the addition of Pricerunner AB, the Company expanded its suite of performance-based online marketing solutions into the area of online comparison shopping.

The Company’s Media services are sold on a variety of pricing models, including cost-per-thousand-impression (CPM), cost-per-click (CPC), cost-per-lead (CPL), and cost-per-action (CPA).

AFFILIATE MARKETING—ValueClick’s Affiliate Marketing segment operates through its wholly-owned subsidiaries Be Free, acquired on May 23, 2002, and Commission Junction, acquired on December 7, 2003. In 2004, Be Free and Commission Junction were integrated and the Company markets its affiliate marketing offerings under the Commission Junction brand name.

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

ValueClick’s affiliate marketing services address the needs of advertisers that seek to build and manage a private-labeled network of third-party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through the Company’s existing network of third-party online affiliate publishers. Affiliate Marketing segment revenues are driven by a combination of fixed fees and variable compensation that is based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with the Company’s affiliate marketing platforms.

TECHNOLOGY—ValueClick’s Technology segment operates through its wholly-owned subsidiaries Mediaplex, Inc. (“Mediaplex”) and AdWare Systems, Inc. (now referred to as “Mediaplex Systems”), which were acquired on October 19, 2001.

Mediaplex offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising (adserving) and email campaigns. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Revenues are primarily derived from software access and use charges paid by its software clients. Mediaplex’s products are priced primarily on a CPM or email delivered basis.

Mediaplex Systems is an applications service provider (“ASP”) delivering high-quality, Web-based information management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span three primary categories—Agency Management, Media Management and Content Management. Mediaplex Systems’s revenue is generated primarily from monthly service fees paid by customers over the service period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiary and its wholly-owned subsidiaries. The Company’s majority-owned subsidiary, ValueClick Japan, Inc.,was sold on March 26, 2004 to livedoor Co., Ltd., as described in Note 4. The operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries from the beginning of the accounting period nearest to the date of acquisition, acquisition date of majority voting control or formation.

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

The most significant areas that require management judgment are revenue recognition including sales returns, allowance for doubtful accounts receivable, deferred income taxes, impairment of long-lived assets and goodwill, and contingencies and litigation. The accounting policies for these areas are discussed in this or other footnotes to these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2004, cash equivalents consisted of money market accounts and certificates of deposit. At December 31, 2003, cash equivalents consisted of money market accounts, certificates of deposit and commercial paper. Included in cash as of December 31, 2004 are $566,000 of certificates of deposit used to collateralize standby letters of credit in connection with the Company’s facility leases as described in Note 13.

Marketable Securities

Marketable securities are classified as available-for-sale and accordingly are recorded at fair value, based on quoted market rates, with unrealized gains and losses reflected as a separate component of stockholders’ equity, net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment(s); whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has both the ability and intent to hold the investment. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to the market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of securities sold is based upon the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are stated at gross invoice amount less other allowances and provision for uncollectible accounts.

The Company estimates its allowance for doubtful accounts using two methods. The amounts calculated from each of these methods are analyzed to determine the total amount reserved. First, the Company evaluates specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses its judgment, based on the best available facts, to record a specific reserve for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received. Second, a reserve is determined for all customers based on a range of loss percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, for example the occurrence of higher-than-expected defaults, estimates of the recoverability of receivable amounts due could be reduced.

Inventories

Inventories are stated at the lower of cost or market value determined using the First-In-First-Out (“FIFO”) method. The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of December 31, 2004, the Company held $524,000 of finished goods inventories, as well as $109,000 of raw material inventories which are located at the Company’s outsourced packager. As of December 31, 2003, inventory balances represented only finished goods located at the Company’s own facility. As of December 31, 2004 and 2003, inventory balances of $633,000 and $53,000 were reduced by inventory write-downs of $198,000 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Leasehold improvements are amortized on a straight-line basis over 5 years, or the term of the lease, whichever is shorter.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” adopted on January 1, 2002 (see Note 5). Accordingly, goodwill is tested at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of December 31, 2004, the Company’s reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: the U.S. Domestic media business (excluding Hi-Speed Media, acquired in December 2003), the Europe media business and Hi-Speed Media. The Company has elected to test for goodwill impairment annually as of December 31. The Company determined that there was no impairment of goodwill as of December 31, 2004 and 2003.

Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value may not be recoverable include: significant changes in performance relative to expected historical or projected future operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured.

The Company’s Media segment revenue is principally derived from the delivery of advertising impressions, click-throughs, actions, as specifically defined, from click-throughs and customer leads delivered from third-party websites, online newsletters and email lists, comprising the ValueClick Consolidated Network (the “Network”). Revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered, or, for the Media segment’s e-commerce business, when consumer products are shipped, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured and prices are fixed and determinable. Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as a principal in media transactions. Accordingly, revenue is recognized on a gross basis and corresponding publisher expenses are recorded as a component of cost of revenue. To date, the Company’s agreements have not required a guaranteed minimum number of click-throughs or actions.

The Company becomes obligated to make payments to third-party websites, online newsletters and email lists, which have contracted with the Company to be part of the Network, in the period the advertising impressions, click-throughs, actions or lead-based information are delivered. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statements of operations.

Revenue for the Company’s Affiliate Marketing and Technology segments is generated primarily from fees for campaign management services and from application management services and professional services. Campaign management services revenue is recognized when the related services are performed, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed and determinable. The Company’s application management services provide customers rights to access software applications, hardware for the application access and customer service. The Company’s customers do not have the right to take possession of the software at any time during the hosting agreement or at its termination. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the Company’s revenue recognition for Affiliate Marketing and Technology segments is outside the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” Contracts for application management services that exceed designated minimum monthly, quarterly or annual volume usage are recognized as revenue by the Company in the month, quarter or year in which minimum volume is exceeded. Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any publisher expenses are the responsibility of the Company’s advertising customer.

Deferred revenue consists of fees received or billed in advance of the delivery or completion of the delivery of services and implementation and start-up fees, which the Company recognizes over the estimated customer lives. This revenue is recognized when the services are provided and no significant Company obligations remain or when cash is received for previously performed services. To date, the Company has not had any barter transactions.

The Company estimates provisions for returns which are recorded as a reduction to revenues. The provision for returns reflects an estimate for actual returns from consumers of the Company’s affiliate marketing customers and product returns from the Company’s e-commerce customers. In determining the estimate for returns, the Company relies upon historical data, contract information and other factors. The estimated provision for returns can vary from actual results. More or less product may be returned from consumers of the Company’s affiliate marketing customers and from the Company’s e-commerce customers as compared to what was estimated. These factors and unanticipated changes in the economic and industry environment could make the return estimates differ from actual returns, thus materially impacting the Company’s financial position and results of operations.

Cost of Revenue

Cost of revenue consists of payments to third-party websites, online newsletters and email lists, in the Company’s Network, labor costs, telecommunication costs and depreciation of equipment related to the Company’s ad-delivery and affiliate marketing infrastructure.  Additionally, cost of revenue of the Company’s Media Segment e-commerce business includes shipping and handling costs.

Sales and Marketing

Sales and marketing expenses include salaries, sales commissions, employee benefits, travel, and related expenses for the Company’s sales force, and advertising costs.

Advertising costs are expensed as incurred and totaled approximately $4,937,000, $272,000 and $129,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase of $4,665,000 in 2004 was primarily due to advertising fees associated with the Company’s expansion into its e-commerce business.

General and Administrative

General and administrative expenses include facility costs, professional service fees, salaries and benefits, and related expenses for the Company’s executive, finance, legal, human resources and other administrative personnel, and other general overhead costs.

Technology

Technology costs include expenses associated with the maintenance of the Company’s technology platforms, including the salaries and related expenses for the Company’s software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all technology costs have been expensed as incurred. The Company follows the guidance of Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As of December 31, 2004, capitalized software development costs of $1,558,000 were fully amortized, compared to capitalized software development costs of $473,000 as of December 31, 2003, net of related accumulated amortization of $1,085,000. Capitalized software development costs were amortized for periods up to 18 months.

Stock-based Compensation

Certain options have been granted or assumed with exercise prices below the market value of the underlying common stock on the grant date or assumption date in business combinations. At December 31, 2004, the Company has eight stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

The following table illustrates the effect on stock-based compensation, net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the Black-Scholes option pricing model, to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2004	2003	2002
Stock-based compensation:
As reported	$739	$352	$1,527
Additional stock-based compensation expense determined under the fair value method, net of tax benefit	827	5,298	2,172
Pro-forma	$1,566	$5,650	$3,699
Net income (loss):
As reported	$87,887	$9,823	$(10,572)
Additional stock-based compensation expense determined under the fair value method, net of tax benefit	(827)	(5,298)	(2,172)
Pro-forma	$87,060	$4,525	$(12,744)
Net income (loss) per share—basic:
As reported	$1.10	$0.13	$(0.14)
Per share effect of additional stock-based compensation expense determined under the fair value method	$(0.01)	$(0.07)	$(0.03)
Pro-forma	$1.09	$0.06	$(0.17)
Net income (loss) per share—diluted:
As reported	$1.05	$0.13	$(0.14)
Per share effect of additional stock-based compensation expense determined under the fair value method	$(0.01)	$(0.07)	$(0.03)
Pro-forma	$1.04	$0.06	$(0.17)

Foreign Currency Translation

The Company’s foreign subsidiaries measure their assets, liabilities and operations in their respective functional currencies. The Company translates its subsidiaries’ financial statements into U.S. dollars for purposes of consolidation.

Assets and liabilities of the Company’s foreign subsidiaries are translated at the period-end exchange rate while revenue and expenses, gains and losses are translated at the average rates in effect for the period. The effects of these translation adjustments are reported in a separate component of stockholders’ equity as a comprehensive income.

Transaction gains and losses are included in general and administrative expense in the statement of operations and were not significant for the years ended December 31, 2004, 2003 and 2002.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited in local currency with major financial institutions in the United States and Europe; at most times, such United States balances with any one financial institution may be in excess of FDIC insurance limits and certain balances in Europe may not be insured. Marketable securities are held in local currency with three major United States financial institutions and are not insured.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts. To date, such losses have been within management’s expectations. At December 31, 2004 and 2003, no customer comprised more than 10% of accounts receivable. For the years ended December 31, 2004 and 2003, no customer comprised more than 10% of total revenue. For the year ended December 31, 2002, one customer accounted for 14.5% of total revenue.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, are carried at historical basis. At December 31, 2004 and 2003, the fair values of these instruments approximated their financial statement carrying amounts because of the short-term nature of these instruments. The Company’s marketable securities are carried at fair market value as discussed in Note 2.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income (loss), relate to foreign currency translation adjustments and unrealized gains/losses on marketable securities for the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004 the accumulated balance of the foreign currency translation adjustment and unrealized losses on marketable securities were $1.6 million and $1.2 million, respectively.

As of December 31, 2004, the Company has $1,179,000 in net unrealized losses on marketable securities and has reported such losses, net of tax, in comprehensive income. Additionally, the Company has fully valued the related deferred tax asset.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation.

Business Segments

The Company uses the “management approach” defined in SFAS No. 131 “Disclosures About Segments at an Enterprise and Related Information,” to identify its reportable business segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. See Note 15 herein for further information regarding the Company’s business segments.

Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.” The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that the final standard is issued. The requirements of EITF Issue No. 03-1 did not have a material impact on the disclosure requirements for the Company. The Company does not believe that the measurement and recognition guidance will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R is effective for the Company beginning in the third quarter of fiscal 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

The adoption of the SFAS No. 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS No. 123 assuming the application of the Black-Scholes model as described above in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption if such tax deductions exceed the recognized compensation expense.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004, management has no plans to repatriate foreign earnings in the foreseeable future.

2. Marketable Securities

Marketable securities consisted of the following as of December 31, 2004 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$40,759	$—	$(14)	$40,745
U.S. agencies obligations	70,978	2	(554)	70,426
Corporate obligations	103,729	—	(612)	103,117
Total marketable securities	$215,466	$2	$(1,180)	$214,288

Marketable securities consisted of the following as of December 31, 2003 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$25,935	$2	$(32)	$25,905
U.S. agencies obligations	46,450	46	(17)	46,479
Corporate obligations	92,475	177	(94)	92,558
Other debt obligations	18,536	—	—	18,536
Total marketable securities	$183,396	$225	$(143)	$183,478

Market values were determined for each individual security in the investment portfolio. The unrealized losses related to these investments are primarily due to changes in interest rates and are considered to be temporary in nature. As of December 31, 2004 and 2003, there were no material unrealized losses with a holding period greater than one year. See Note 1 for the Company’s policy on recording other-than-temporary declines in the Company’s marketable debt securities portfolio.

The following table summarizes the amortized cost and estimated fair value of marketable debt securities classified by the remaining maturity of the security as of December 31, 2004 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$94,537	$94,073
Due after one year through two years	84,191	83,476
Due after two years	36,739	36,739
Total	$215,467	$214,288

Sales of available-for-sale marketable securities resulted in the Company realizing gross gains of approximately $28,000, $111,000 and $174,000, and gross losses of approximately $30,000, $21,000 and $8,000 in 2004, 2003 and 2002, respectively. Realized gains and losses from sales of marketable debt securities are included in interest income. The Company recognizes realized gains and losses upon sale of marketable securities using the specific identification method.

3. Recent Business Combinations and Investments

Purchases

Pricerunner AB.   On August 6, 2004, the Company completed the acquisition of Pricerunner AB (“Pricerunner”), a leading provider of online comparison shopping services in Europe. With the addition of Pricerunner, the Company was able to expand its suite of performance-based online marketing solutions into the area of comparison shopping. Together with the Company’s current services, the acquisition is expected to increase the Company’s competitive position in Europe and the United States. These factors contributed to a purchase price in excess of the fair value of Pricerunner’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Pricerunner’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of approximately $30.1 million, including cash of $26.9 million and approximately 263,000 shares of ValueClick common stock valued at approximately $2.0 million (based on the average ValueClick common stock price at the public announcement date and the five trading days before and after that date), and transaction costs of the acquisition of approximately $1.2 million. The stock portion of the consideration is approximately 6.5% of the total purchase price. The Company also agreed to provide additional cash and stock consideration totaling up to $6.0 million, contingent upon Pricerunner exceeding certain performance milestones related to the Pricerunner fiscal year ending April 30, 2005. Such additional consideration, if earned, would be most likely distributed in the quarter ending September 30, 2005 and will be reflected as an increase in goodwill.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$2,710
Other tangible assets acquired	4,085
Amortizable intangible assets:
Customer, affiliate and advertiser related relationships	7,900
Developed technology	500
Other identifiable intangible assets	200
Unamortizable trade name intangible asset	5,100
Goodwill	14,679
Total assets acquired	35,174
Liabilities assumed	(5,054)
Total	$30,120

The acquired intangible assets with finite-lives are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted-Average Useful Life
Customer, affiliate and advertiser related relationships	7
Developed technology	4
Other	1
Total	7

Hi-Speed Media, Inc.   On December 17, 2003, the Company completed its acquisition of Hi-Speed Media, Inc., a California corporation (“Hi-Speed Media”), pursuant to an Agreement and Plan of Merger,

dated as of December 7, 2003, by and among ValueClick, Inc., HS Acquisition Corp., a wholly-owned subsidiary of ValueClick, Hi-Speed Media, the shareholders of Hi-Speed Media, and Farshad Fardad, in his capacity as Shareholder Agent. Hi-Speed Media provides email marketing and e-commerce services.

ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Hi-Speed Media’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period closest to the acquisition date. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Hi-Speed Media for an aggregate purchase price of approximately $10.5 million, including cash of $9.0 million and transaction costs of $1.1 million. The Company also agreed to provide additional cash consideration of up to $1.0 million per quarter, contingent upon the achievement of certain revenue and operating income milestones over the eight quarters beginning January 1, 2004. Contingent cash consideration earned for the year ended December 31, 2004 totaled approximately $2.3 million, and was reflected as an increase in goodwill. In connection with the transaction, Hi-Speed Media’s outstanding employee stock options were converted into options to purchase approximately 81,000 shares of ValueClick common stock valued at $0.4 million using the Black-Scholes option pricing model. Identifiable intangible assets and goodwill of approximately $3.8 million and $10.2 million, respectively, have been recorded related to this acquisition.

Commission Junction, Inc.   On December 7, 2003, the Company completed its acquisition of Commission Junction, Inc., a Delaware corporation (“Commission Junction”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corp., a wholly-owned subsidiary of ValueClick, Commission Junction and Idealab Holdings LLC, a Delaware limited liability company, in its capacity as Stockholder Agent. Pursuant to the terms of the merger agreement, Commission Junction was merged with and into NCJ Acquisition and became a wholly-owned subsidiary of ValueClick. Commission Junction is an affiliate marketing business, which provides technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs.

ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Commission Junction’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period closest to the acquisition date. Pursuant to the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Commission Junction for approximately 3.0 million shares of ValueClick common stock valued at approximately $29.5 million, approximately $26.1 million in cash and transaction costs of $0.4 million. Additionally, outstanding options to acquire common stock of Commission Junction were converted into an aggregate of 1.2 million options to acquire ValueClick common stock valued at approximately $6.1 million using the Black-Scholes option pricing model. Identifiable intangible assets and goodwill of approximately $9.7 million and $35.5 million, respectively, have been recorded related to this acquisition.

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

ValueClick accounted for the acquisition under the purchase method. Accordingly, the results of Search123’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period closest to the acquisition date. The aggregate consideration, constituting the purchase price of approximately $4.9 million, included a cash payment of $3.2 million, the assumption of a net working capital deficit of $1.5 million and transaction costs of approximately $200,000. Identifiable intangible assets and goodwill of approximately $1.4 million and $3.7 million, respectively, have been recorded related to this acquisition.

Be Free, Inc.   On May 23, 2002, the Company completed its acquisition of Be Free, Inc. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company was merged with and into Be Free and Be Free survived as a wholly-owned subsidiary of the Company. Be Free is an affiliate marketing business, which provides technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs.

Under the terms of the merger agreement, Be Free stockholders received 0.65882 shares of the Company common stock for each share of Be Free common stock. The Company issued a total of approximately 43.4 million shares of its common stock for all of the outstanding stock of Be Free. In addition, the Company issued options to purchase approximately 4.2 million additional shares of ValueClick common stock in exchange for outstanding options to acquired Be Free common stock.

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Be Free’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period closest to the acquisition date. The aggregate consideration constituting the purchase price of approximately $129.3 million, includes the issuance of 43.4 million shares of common stock valued at approximately $122.3 million (based on the average common stock price for the public announcement date, the day before and after that date), the issuance of options and warrants to purchase an aggregate of 4.2 million shares of common stock valued at $5.0 million using the Black-Scholes option pricing model and transaction costs of approximately $2.0 million, which include legal fees, accounting fees, and fees for other related professional services.

The historical operating results of Pricerunner, Hi-Speed Media, Commission Junction, and Search123 prior to the respective acquisition dates have not been included in the Company’s historical operating results. Pro forma data (unaudited) for the years ended December 31, 2004 and 2003 as if these acquisitions had been effective as of January 1, 2003, and excluding the results of the Company’s investment in ValueClick Japan (see Note 4) as if the sale had been effective January 1, 2003, is as follows (in thousands, except per share data):

	2004	2003
Revenue	$171,932	$120,803
Net income	$79,772	$9,145
Basic net income per common share	$1.00	$0.12
Diluted net income per common share	$0.95	$0.12

4. Sale of ValueClick Japan

On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. The Company received approximately $24 million in cash, excluding transaction fees. In addition, the Company will continue to provide services to ValueClick Japan, including licensing of technology and technical support under a cancelable support agreement, for specified fees. This transaction resulted in a gain on sale of approximately $8.0 million. The current taxable amounts associated with the gain from the sale of ValueClick Japan have been fully offset by the utilization of capital loss carryforwards generated by the Company in prior years. The deferred tax assets associated with the capital loss carryforwards were previously fully reserved as, prior to the consummation of the sale of ValueClick Japan, the realization of such deferred tax assets was not deemed more likely than not. Accordingly, the utilization of the deferred tax assets and the release of the related valuation allowance resulted in a reduction of book income tax expense of $3.2 million in 2004. The sale did not qualify as a discontinued operation given the significance of the Company’s technology services agreement on ValueClick Japan’s continuing operations, and as such, the operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

5. Goodwill and Intangible Assets

On January 1, 2002, the Company adopted the accounting standards set forth in SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the methodology for assessing goodwill impairments and ceased the continued amortization of goodwill. Although the application of this standard did not change management’s evaluation of the Company’s other identifiable intangible assets, the initial application of this statement resulted in an impairment of goodwill of $7.6 million to write down goodwill related to the Bach Systems and ValueClick Japan acquisitions in 2002. The amount of the impairment was estimated based on a valuation process that combined estimating the present value of the future cash flows of Bach Systems and ValueClick Japan with obtaining the market value-to-revenue multiples of comparable publicly traded companies and applying these multiples to the projected and historical revenue of Bach Systems and ValueClick Japan and was reported as a cumulative effect of a change in accounting principle during the first quarter of 2002.

The Company tests goodwill for impairment annually as of December 31 at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142. The Company has determined its reporting units based on the guidance in SFAS No. 142 and EITF D-101. As of December 31, 2004, the Company’s reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: the U.S. domestic media business (excluding Hi-Speed Media, acquired in December 2003), the Europe media business and Hi-Speed Media. As required by SFAS No. 142, the Company has assigned goodwill to its reportable segments. Below is assigned goodwill by reportable segment and reporting unit as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Reportable Segments and Reporting Units
Affiliate Marketing	$23,452	$37,511
Technology	—	—
Media:
U.S. domestic media business	2,570	3,947
Europe media business	14,625	—
Hi-Speed Media	10,237	7,917
Total goodwill	$50,884	$49,375

For the year ended December 31, 2004, the increase in goodwill was primarily due to $14.6 million of goodwill resulting from the acquisition of Pricerunner, purchase price additions of $2.3 million for Hi-Speed Media as a result of working capital adjustments and contingent cash consideration earned for the year ended December 31, 2004, and a purchase price reduction of $711,000 for Commission Junction, due to adjustments of net assets acquired excluding the net operating loss carryforwards discussed herein. The Company also realized the tax benefit of acquired net operating loss carryforwards of $99,000 and $1,269,000 for Search123 and Commission Junction, respectively, in 2004, which resulted in a decrease in goodwill. In 2004, the Company recorded a reduction in goodwill of $1.2 million and $12.1 million for Search123 and Commission Junction, respectively, in connection with a release of a deferred tax valuation allowance as more fully described in Note 8. In 2003, $4.0 million, $37.5 million and $7.9 million were added to the goodwill related to the purchases of Search123, Commission Junction and Hi-Speed Media, respectively. Total goodwill as of December 31, 2004 and 2003 of $50.9 million and $49.4 million, respectively, are not tax deductible.

The Company’s acquired intangible assets with finite-lives are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted-Average Useful Life
Customer, affiliate and advertiser relationships	6
Trademark and domain name	4
Developed technology	4
Other	3
Total	6

The gross carrying amounts and accumulated amortization of the Company’s other acquired intangible assets were as follows at December 31 (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
December 31, 2004:
Customer, affiliate and advertiser relationships	$21,021	$(3,265)	$17,756
Trademark, trade name and domain name	5,684	(276)	5,408
Developed technology	5,085	(2,805)	2,280
Other	454	(250)	204
Total intangible assets	$32,244	$(6,596)	$25,648
December 31, 2003:
Customer, affiliate and advertiser relationships	$13,032	$(260)	$12,772
Trademark, trade name and domain name	595	(128)	467
Developed technology	4,585	(2,005)	2,580
Other	247	(92)	155
Total intangible assets	$18,459	$(2,485)	$15,974

Intangible assets created as a result of acquisitions during 2004 and 2003 include: customer, affiliate and advertiser relationships; acquired technology; trademark and trade names; and other intangibles that are being amortized using the straight-line method over the periods benefited, ranging from 1 to 7 years. As of December 31, 2004, the Company had an indefinite-lived intangible asset, a trade name, with a gross carrying amount of $5.1 million. There was no indefinite-lived intangible asset at December 31, 2003.

In 2004, $13.7 million of intangible assets acquired related to the purchase of Pricerunner, of which $5.1 million related to an indefinite-lived trade name intangible. In 2003, $1.2 million, $9.7 million and $3.8 million were added to the intangible asset balances, respectively, related to the purchases of Search123, Commission Junction and Hi-Speed Media. Amortization expense for finite-lived intangible assets was $4.1 million, $1.6 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated intangible asset amortization expense remaining for the next five years ending December 31 is as follows (in thousands):

2005	$4,819
2006	$4,527
2007	$3,405
2008	$2,870
2009	$2,198
Thereafter	$2,729

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Computer equipment and purchased software	$24,778	$22,321
Furniture and equipment	2,863	3,124
Vehicles	41	35
Leasehold improvements	731	558
	28,413	26,038
Less: accumulated depreciation and amortization	(19,842)	(15,479)
	$8,571	$10,559

Total depreciation expense including the amortization of leasehold improvements for the years ended December 31, 2004, 2003 and 2002 was approximately $6,245,000, $5,961,000 and $4,792,000, respectively.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Accounts payable	$8,115	$3,154
Accrued payments to third-party websites	13,879	11,286
Advertiser Deposits	4,906	2,518
Other accrued liabilities	11,388	12,609
	$38,288	$29,567

8. Income Taxes

The components of income (loss) before income taxes, minority interests and cumulative effect of a change in accounting principle are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$43,968	$11,204	$(1,030)
Foreign	3,277	(635)	(1,715)
Income (loss) before income taxes, minority interests and cumulative effect of a change in accounting principle	$47,245	$10,569	$(2,745)

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 is comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$228	$566	$(413)
State	636	321	406
Foreign	(73)	55	131
	791	942	124
Deferred:
Federal	(43,289)	(30)	(144)
State	(9,527)	—	(42)
Foreign	490	(82)	—
	(52,326)	(112)	(186)
Equity:	11,023	—	225
Income tax expense (benefit)	$(40,512)	$830	$163

The components of the deferred tax assets at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss	$66,784	$65,932
Capital loss carryforward	19,348	26,438
Depreciation and amortization	7,239	7,891
Other	4,034	4,594
Gross deferred tax assets	97,405	104,855
Valuation allowance	(24,762)	(93,907)
Net deferred tax assets	72,643	10,948
Deferred tax liabilities:
Capital gains on issuance of ValueClick Japan Stock	—	5,454
Acquired intangible assets	8,467	5,876
Other	—	168
Total deferred tax liabilities	8,467	11,498
Net deferred tax assets	$64,176	$(550)
Current portion of net deferred tax assets	$5,411	$1,446
Long-term portion of net deferred tax assets	$58,765	$(1,996)
Net deferred tax assets	$64,176	$(550)

Consistent with prior periods, in evaluating the need for a valuation allowance at December 31, 2004, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes.” In prior periods, the Company concluded that, with the exception of short-term net deferred tax asset temporary differences that will reverse within one year, it was not more likely than not that the remaining deferred tax assets would be realized.  However, as of December 31, 2004, based on factors including, but not limited to: the Company’s history of achieving operating objectives; the achievement of net income beginning in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, the Company determined, primarily with the exception of net operating loss and capital loss carryforward expected to expire prior to being utilized and certain foreign net operating loss carryforwards, that it is more likely than not that a substantial portion of our deferred tax assets will be realized.  Accordingly, the Company has reversed $67.4 million of the previously recorded valuation allowance.  Approximately $13.3 million of the valuation allowance reversal was recorded as a decrease in goodwill as certain of the associated deferred tax assets related to acquired entities.  The valuation allowance decreased by $69.1 million during the year ended December 31, 2004 and increased by $10.5 million during the year ended December 31, 2003.

The decrease in gross deferred tax assets during 2004 is primarily attributable to the utilization of capital loss carryforwards against the gain on sale of ValueClick Japan. At December 31, 2004, the Company had net operating loss carryforwards for federal and state purposes of $168.7 million and $125 million, respectively, and had capital loss carryforwards for federal and state purposes of $48.4 million. The federal and state net operating loss carryforwards begin to expire in 2011 and 2004, respectively, and the capital loss carryforwards expire in 2005 and 2006.

The income tax benefit of disqualifying dispositions of employee incentive stock options exercised during 2004 in the amount of $11.0 million was recorded in additional paid in capital and did not therefore result in a benefit on the statements of operations.

The overall effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2004, 2003 and 2002 as follows:

	Year Ended December 31,
	2004	2003	2002
Tax provision (benefit) based on the federal statutory rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	4.4	3.0	6.6
Stock-based compensation	0.4	2.2	—
Non-deductible amortization / impairment	—	—	1.0
Effects of foreign income	(0.4)	(0.3)	—
Federal effect of state rate change	—	—	2.5
Adjustment to valuation allowance, net of purchase accounting adjustments	(121.1)	(34.0)	28.8
Other, net	(3.1)	2.9	1.0
	(85.8)%	7.8%	5.9%

The Company files a consolidated federal income tax return as well as separate state and foreign statutory jurisdictional returns. As of December 31, 2004, management has no plans to repatriate foreign earnings in the foreseeable future.

9. Capitalization

Treasury Stock

In September 2001, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. For the year ended December 31, 2004, 2003 and 2002, the Company repurchased 303,808,

3,438,183 and 20,900,363 shares of its common stock under the Stock Repurchase Program, respectively. As of December 31, 2004, and since the initiation of the Stock Repurchase Program, the Company had repurchased a total of approximately 26.6 million shares of its common stock for approximately $73.6 million, $70.2 million of which was purchased pursuant to the Stock Repurchase Program. As of December 31, 2004, up to $24.8 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Stockholder Rights Plan

On June 4, 2002, the board of directors of ValueClick, Inc. declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock. The dividend was payable on June 14, 2002 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one-thousandth of a share of Series A junior participating preferred stock of the Company at a price of $25.00 per unit. The description and terms of the rights are set forth in a rights agreement, dated as of June 4, 2002, by and between the Company and Mellon Investor Services LLC, a New Jersey Limited Liability Company, as Rights Agent.

Until the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding common stock or (ii) ten business days (or such later date as may be determined by action of the Company’s board of directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the bidder’s beneficial ownership of 15% or more of the outstanding common stock (the earlier of such dates being called the distribution date), the rights will be evidenced by the Company’s common stock certificates.

The rights are not exercisable until the distribution date. The rights will expire at the close of business on June 4, 2012 unless the final expiration date is extended or the rights are earlier redeemed or exchanged by the Company.

The Series A junior participating preferred stock purchasable upon exercise of the rights will not be redeemable. Each share of Series A junior participating preferred stock will be entitled to a dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, the holders of the shares of Series A junior participating preferred stock will be entitled to a payment of 1,000 times the payment made per share of common stock. Each share of Series A junior participating preferred stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series A junior participating preferred stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary anti-dilution provisions.

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

10. Stock Options

2002 Stock Option Plan

On May 23, 2002, the Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan (the “2002 Stock Plan”) replacing the provisions of the 1999 Stock Option Plan. A total of

10,000,000 shares of common stock have been reserved for issuance under the 2002 Stock Plan, of which 5,018,434 shares were available for future grant at December 31, 2004.

The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options to employees, officers, directors, and consultants of the Company. Options granted to new employees generally begin vesting on the new employee’s date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro rata monthly over the remaining three years and generally expire ten years from the date of grant. Options granted to existing employees typically vest on a monthly pro rata basis over a four-year period and also generally expire ten years from the date of grant.

1999 Stock Option Plan

On May 13, 1999, the Board of Directors adopted and the stockholders approved the 1999 Stock Option Plan (the “1999 Stock Plan”). A total of 5,000,000 shares of common stock have been reserved for issuance under the 1999 Stock Plan, of which 1,151,443 shares were available for grant under the provisions of the 2002 Stock Plan at December 31, 2004.

Assumed Stock Option Plans

Pursuant to the Company’s business combinations with Hi-Speed Media, Commission Junction, Be Free, Mediaplex, Z Media, and ClickAgents, the Company assumed the following stock option plans:

Name of Plan	Incentive Stock Options	Exercise Prices Per Share	Maximum Exercise Term	Vesting Periods
Hi-Speed Media—2001 Stock Incentive Plan	80,710	$1.99	10 years	Up to 4 years
Commission Junction—2001 Stock Incentive Plan and 1999 Stock Option Plan	1,217,693	3.45 to 8.62	10 years	Up to 4 years
Be Free—1998 Stock Incentive Plan	4,164,875	0.23 to 68.59	10 years	Up to 4 years
Mediaplex—1997 Stock Option Plan	2,762,912	1.22 to 247.99	10 years	Up to 4 years
Z Media—Stock Option Plan	419,366	0.26 to 7.91	10 years	Up to 4 years
ClickAgents—Stock Option Plan	427,269	0.07 to 3.95	10 years	Up to 4 years

The following table summarizes activity under all of the stock option plans for the years ended December 31, 2004, 2003 and 2002:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Options outstanding at December 31, 2001	6,308,624	$0.07 to $247.99	$5.65
Granted	4,030,100	2.30 to 2.90	2.46
Assumed from Be Free	4,164,875	0.23 to 68.59	6.27
Exercised	(2,798,766)	0.07 to 2.85	1.17
Forfeited/expired	(1,601,545)	0.07 to 190.86	9.87
Options outstanding at December 31, 2002	10,103,288	0.07 to 247.99	5.23
Granted	2,512,501	2.83 to 9.20	7.27
Assumed from Commission Junction and Hi-Speed Media	1,298,403	1.99 to 8.62	3.47
Exercised	(2,085,969)	0.23 to 7.90	1.05
Forfeited/expired	(780,797)	0.07 to 79.02	5.31
Options outstanding at December 31, 2003	11,047,426	0.07 to 247.99	6.15
Granted	1,507,689	7.16 to 11.70	9.28
Exercised	(4,119,089)	0.07 to 11.00	2.67
Forfeited/expired	(1,060,289)	0.07 to 190.86	14.07
Options outstanding at December 31, 2004	7,375,737	0.23 to 247.99	7.59

Options acquired in business combinations during the years ended December 31, 2004, 2003 and 2002, net of cancellations, resulted in a total deferred compensation amount of approximately $0, $1,042,000 and $547,000, respectively, which was included in deferred stock-based compensation in stockholders’ equity. Deferred stock-based compensation expense is being amortized using the accelerated expense attribution method, in accordance with FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans,” over the vesting period of each respective option, generally four years. During the years ended December 31, 2004, 2003 and 2002, such compensation expense included in stock-based compensation in the statement of operations amounted to approximately $739,000, $352,000 and $1,527,000, respectively.

Additional information with respect to the outstanding options as of December 31, 2004 is as follows:

	Options Outstanding		Options Exercisable
Number of Shares	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
230,779	5.16	$1.45	214,431	$1.40
198,928	7.83	2.30	77,760	2.30
1,367,901	7.55	2.45	486,713	2.45
974,911	5.21	2.65	675,566	2.70
835,283	7.73	3.57	633,702	3.58
2,211,826	8.68	7.90	610,025	7.72
1,290,317	8.38	10.23	302,592	10.38
265,792	5.36	58.84	265,785	58.84
7,375,737	7.60	7.59	3,266,574	8.96

The options exercisable and the weighted-average exercise price per share at December 31, 2003 and 2002 were 6,034,989 at $6.96 and 5,641,804 at $6.26, respectively.

During the years ended December 31, 2004, 2003 and 2002, the exercise price for all options granted under the 2002 and 1999 Stock Plans equaled the market price at the dates of grants. The weighted-average fair value of options granted in the years ended December 31, 2004, 2003 and 2002, were $3.30, $2.18 and $0.91, respectively. No options were assumed in 2004. The weighted-average estimated fair value of stock options assumed during the years ended December 31, 2003 and 2002 were $6.47 and $1.33 per share, respectively.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rates	2%	2%	3%
Expected lives (in years)	2	3	4
Dividend yield	0%	0%	0%
Expected volatility	60%	57%	45%

11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$87,887	$9,823	$(10,572)
Denominator:
Denominator for basic calculation—Weighted-average common shares	80,063	74,300	73,744
Weighted-average effect of dilutive securities—stock options	3,975	4,136	—
Denominator for diluted calculation	84,038	78,436	73,744
Net income (loss) per basic share:
Income before cumulative effect of accounting change	$1.10	$0.13	$(0.04)
Cumulative effect of a change in accounting principle	—	—	(0.10)
Net income (loss) per basic share	$1.10	$0.13	$(0.14)
Net income (loss) per diluted share:
Income before cumulative effect of a change in accounting principle	$1.05	$0.13	$(0.04)
Cumulative effect of a change in accounting principle	—	—	(0.10)
Net income (loss) per diluted share	$1.05	$0.13	$(0.14)

The diluted per share computations exclude common stock options which were anti-dilutive. The numbers of shares excluded from the diluted net loss per common share computation were 2,860,012, 1,658,423 and 2,457,729 for the year ended December 31, 2004, 2003 and 2002 respectively.

12. Defined Contribution Plan

The Company has a Savings Plan (the “Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pre-tax earnings up to the Internal Revenue

Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Savings Plan. The Savings Plan does not invest participant contributions in the Company’s common stock. Company matching contributions to the Savings Plan are discretionary. Company contributions to the Savings Plan amounted to $376,000, $152,000 and $75,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

13. Commitments and Contingencies

Leases

Future minimum lease payments under noncancellable operating and capital leases and related sublease income, with initial or remaining lease terms in excess of one year as of December 31, 2004 are as follows (in thousands):

Year Ending December 31:	Operating Lease Commitments	Operating Sublease Income	Capital Leases
2005	$4,109	$(251)	$253
2006	3,646	(251)	171
2007	3,316	(289)	—
2008	2,807	(252)	—
2009	2,268	—	—
Thereafter	1,183	—	—
Total minimum lease payments	$17,329	$(1,043)	$424
Less amount representing interest			(16)
Present value of minimum lease payments			408
Less current portion			(239)
			$169

Capital leases consist of equipment leases that totaled $708,000 and $806,000 as of December 31, 2004 and 2003, respectively. Accumulated amortization for the year ended December 31, 2004 and 2003 amounted to $312,000 and $368,000, respectively. The amortization of assets recorded under capital leases is included within depreciation and amortization expense in the accompanying statements of operations for each of the years in the three-year period ended December 31, 2004.

Certain of the Company’s operating leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of the Company’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance and utilities.

Total rent expense under operating leases, net of sublease income, was $2.9 million, $2.6 million and $2.2 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Standby letters of credit are maintained pursuant to certain of the Company’s lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Certificates of deposit of $566,000 in connection with these standby letters of credit are included in cash as of December 31, 2004. Commitments under standby letters of credit as of December 31, 2004 are scheduled to mature/expire as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$566	—	$66	—	$500

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Action

Lorenc v. Be Free, Inc. et al.

On September 27, 2000, Joseph Lorenc, a former employee of Be Free, Inc. filed a lawsuit against Be Free and two officers of Be Free, Steven Joseph and Gordon Hoffstein, in the United States District Court, District of Massachusetts. The complaint alleged, among other things, breach of contract. Lorenc sought, among other things, compensatory damages, punitive damages and attorney’s fees to the greatest extent allowed by law. The case was pending before the state court in Massachusetts. The case was set for trial in May of 2004. On May 3, 2004, the day of trial, Lorenc agreed to dismiss his case against the Company with prejudice, in exchange for the Company’s agreement not to pursue a claim against Lorenc for its attorney’s fees expended in defending Lorenc’s action. The case is now concluded.

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

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The case is pending before the United States District Court, District of Delaware. The complaint alleges that through the use of certain online advertising technologies, B&N infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that is has been named in the patent infringement suit as a result of B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N and is providing legal counsel while fully reserving its legal rights. Moreover, we dispute the allegations of wrongdoing in the complaint and intend to defend ourselves and B&N vigorously in this matter. We believe that a contingent loss in this matter is reasonably possible but the probability of inaccuracy of any estimate of such loss is more than slight, and thus cannot be made.

From time to time, the Company may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. Other than the matters discussed above, the Company is not a party to any other material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

14. Restructuring Charges

In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010. The Company relocated back to a previously vacated leased facility in November 2004. When this relocation decision became known during the second quarter of 2004, the Company reversed $1,003,000 of the related restructuring charge originally established. As of December 31, 2004, $1,245,000 of the restructuring charges has been paid. The following table reflects activity in the restructuring accrual during the years ended December 31, 2004 and 2003 (in thousands):

Lease Exit Costs
Accrual at December 31, 2002	$2,352
Cash payments	(438)
Accrual at December 31, 2003	1,914
Cash payments	(323)
Restructuring reserve reversal	(1,003)
Accrual at December 31, 2004	$588

The restructuring accrual of $588,000 as of December 31, 2004 is included in current accrued expenses on the Company’s consolidated balance sheet.

15. Segments and Geographic Information

ValueClick derives its revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology. Management relies on an internal management reporting process that provides revenue and gross profit for making financial decisions and allocating resources.

As discussed in Note 1, in years prior to 2003, the Company operated in two reportable operating segments: Media and Technology. With the acquisition of Commission Junction in December 2003, the reportable operating segments were reassessed and as a result a third reportable operating segment was established, the Affiliate Marketing segment which combines the operations of Commission Junction and Be Free, previously included in the Technology segment. Accordingly, the prior year results of Be Free have been reclassified out of the Technology segment and included in the Affiliate Marketing segment to conform to the 2004 and 2003 presentation.

Media Segment revenue includes sales of certain affiliate marketing products and services of $8,337,000 and $1,206,000, and technology products and services of $4,976,000 and $3,069,000, provided by Media operations outside the United States, for the years ended 2004 and 2003, respectively.

Revenue, gross profit, total assets, and capital expenditures, by segment, are as follows (in thousands):

	Revenue			Gross Profit			Total Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Media	$93,317	$45,761	$30,252	$49,970	$23,212	$15,824	$297,380	$214,574	$129,895
Affiliate Marketing	59,995	24,302	11,848	50,767	18,829	9,076	116,284	95,160	76,938
Technology	22,233	23,559	20,934	17,263	18,451	15,921	16,762	13,365	57,017
Intercompany eliminations and other	(6,367)	(1,106)	(480)	416	—	—	—	—	—
Total	$169,178	$92,516	$62,554	$118,416	$60,492	$40,821	$430,426	$323,099	$263,850

	Capital Expenditures
	2004	2003	2002
Media	$2,608	$1,859	$1,024
Affiliate Marketing	860	250	571
Technology	2,541	1,132	749
Total	$6,009	$3,241	$2,344

The Company’s operations are domiciled in the United States with operations in Europe through its wholly-owned subsidiaries, ValueClick Europe, ValueClick France, ValueClick Germany, and Pricerunner AB. Prior to March 26, 2004, the Company had operations in Japan through its majority-owned subsidiary, ValueClick Japan. The Company sold its equity interest of approximately 59% in ValueClick Japan on March 26, 2004. The operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

The Company’s geographic information is as follows (in thousands):

	Year Ended December 31, 2004		Long-lived
	Revenue	Income (Loss) from Operations	Assets at December 31, 2004
United States	$142,370	$31,715	$56,548
Japan	1,806	(525)	—
Europe	31,369	3,904	28,555
Intercompany eliminations and other	(6,367)	416	—
Total	$169,178	$35,510	$85,103

	Year Ended December 31, 2003		Long-lived
	Revenue	Income (Loss) from Operations	Assets at December 31, 2003
United States	$72,888	$7,779	$74,402
Japan	7,574	(264)	1,349
Europe	13,160	(310)	157
Intercompany eliminations and other	(1,106)	—	—
Total	$92,516	$7,205	$75,908

	Year Ended December 31, 2002		Long-lived Assets at
	Revenue	Loss from Operations	December 31, 2002
United States	$48,528	$(6,811)	$10,997
Japan	7,476	(230)	851
Europe	7,030	(1,779)	208
Intercompany eliminations and other	(480)	—	—
Total	$62,554	$(8,820)	$12,056

SCHEDULE II

VALUECLICK, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in Thousands)

	Balance at Beginning of Period	Additions Charged To Expenses	Other Adjustments(1)	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$2,060	$1,308	$183	$(578)	$2,973
Year ended December 31, 2003	$1,892	$1,213	$206	$(1,251)	$2,060
Year ended December 31, 2002	$1,546	$1,409	$573	$(1,636)	$1,892

(1)          Other adjustments represent increases in allowance accounts from acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 31st day of March, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES R. ZARLEY	Chairman of the Board of Directors,	March 31, 2005
James R. Zarley	Chief Executive Officer and President (Principal Executive Officer)
/s/ SAMUEL J. PAISLEY	Chief Financial Officer	March 31, 2005
Samuel J. Paisley	(Principal Financial Officer)
/s/ DAVID S. BUZBY	Director	March 31, 2005
David S. Buzby
/s/ MARTIN T. HART	Director	March 31, 2005
Martin T. Hart
/s/ TOM A. VADNAIS	Director	March 31, 2005
Tom A. Vadnais
/s/ JEFFREY F. RAYPORT	Director	March 31, 2005
Jeffrey F. Rayport