Form 10-Q
period 2005-03-31
VALUECLICK INC/CA
filed 2005-05-10
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30135

VALUECLICK, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0495335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30699 Russell Ranch Road, Suite 250 WESTLAKE VILLAGE, CALIFORNIA 91361
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

The number of shares of the registrant’s common stock outstanding as of May 2, 2005 was 82,828,270.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-month Periods Ended March 31, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Three-month Periods Ended March 31, 2005 and 2004 (unaudited)
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
Signatures

Certification of CEO - Sarbanes-Oxley Act Section 302
Certification of CFO - Sarbanes-Oxley Act Section 302
Certification of CEO and CFO - Sarbanes-Oxley Act Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,774	$28,295
Marketable securities, at fair value	193,095	214,288
Accounts receivable, net	31,510	32,036
Inventories	284	435
Prepaid expenses and other current assets	7,074	7,574
Total current assets	272,737	282,628
Marketable securities, at fair value	22,720	—
Property and equipment, net	9,122	8,571
Goodwill	51,321	50,884
Intangible assets, net	24,410	25,648
Deferred income tax assets	59,134	61,630
Other assets	1,025	1,065
TOTAL ASSETS	$440,469	$430,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,485	$38,288
Income taxes payable	518	964
Deferred revenue	1,143	1,498
Capital lease obligations, current portion	242	239
Total current liabilities	38,388	40,989
Capital lease obligations, less current portion	107	169
Deferred income tax liabilities	2,865	2,865
Other non-current liabilities	1,394	1,498
Total liabilities	42,754	45,521

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 82,814,786 and 82,032,522 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	83	82
Additional paid-in capital	366,434	361,141
Deferred stock compensation	(167)	(221)
Retained earnings	32,187	23,504
Accumulated other comprehensive (loss) income	(822)	399
Total stockholders’ equity	397,715	384,905
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$440,469	$430,426

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three-month Period Ended March 31,
	2005	2004
	(Unaudited)

Revenue	$51,414	$36,709
Cost of revenue	13,305	11,129
Gross profit	38,109	25,580
Operating expenses:
Sales and marketing (excludes stock-based compensation of $25 and $77 for 2005 and 2004, respectively)	11,323	7,445
General and administrative (excludes stock-based compensation of $17 and $122 for 2005 and 2004, respectively)	8,536	6,651
Technology (excludes stock-based compensation of $12 and $39 for 2005 and 2004, respectively)	4,403	4,076
Stock-based compensation	54	238
Amortization of intangible assets	1,237	864
Restructuring benefit, net	(202)	—
Total operating expenses	25,351	19,274
Income from operations	12,758	6,306
Gain on sale of equity interest in Japan subsidiary	—	8,007
Interest income	1,360	696
Income before taxes and minority interest	14,118	15,009
Provision for income taxes	5,435	1,691
Income before minority interest	8,683	13,318
Minority share of loss of consolidated subsidiary	—	130
Net income	$8,683	$13,448

Other comprehensive income:
Foreign currency translation adjustment	(623)	(81)
Unrealized gain (loss) on marketable securities, net of tax	(598)	154
Comprehensive income	$7,462	$13,521

Net income per common share:
Basic	$0.11	$0.17
Diluted	$0.10	$0.16

Weighted-average shares used to calculate net income per common share:
Basic	82,300	78,412
Diluted	85,254	83,920

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-month Period Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$8,683	$13,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,772	2,428
Restructuring benefit, net	(202)	—
Provision for (benefit from) doubtful accounts receivable	(47)	425
Stock-based compensation	54	238
Minority share of loss of consolidated subsidiary	—	(130)
Provision for deferred income taxes	2,666	(114)
Tax benefit from stock option exercises	2,453	1,692
Gain on sale of equity interest in Japan subsidiary	—	(8,007)
Changes in operating assets and liabilities, net of the effects of disposition of consolidated subsidiary	(1,541)	272
Net cash provided by operating activities	14,838	10,252

Cash flows from investing activities:
Purchases of marketable securities	(44,378)	(61,569)
Proceeds from the maturity and sale of marketable securities	42,253	27,454
Sale of equity interest in Japan subsidiary, net	—	2,351
Purchases of property and equipment	(2,117)	(1,999)
Purchase of intangible assets	(1,000)	—
Net cash used in investing activities	(5,242)	(33,763)

Cash flows from financing activities:
Proceeds from the exercises of common stock options	3,338	2,861
Repayments of capital lease obligations	(59)	(63)
Net cash provided by financing activities	3,279	2,798
Effect of foreign currency translations	(396)	477
Net increase (decrease) in cash and cash equivalents	$12,479	$(20,236)

Cash and cash equivalents, beginning of period	28,295	36,642
Cash and cash equivalents, end of period	$40,774	$16,406

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             THE COMPANY AND BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related footnotes have been condensed and do not contain certain information that may be included in ValueClick, Inc.’s annual consolidated financial statements and footnotes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 31, 2005.

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

MEDIA —ValueClick’s Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, and Pricerunner AB, completed in August 2004.

The Company offers advertisers and agencies a range of online media solutions in the categories of display/Web advertising, email marketing, lead generation marketing, and search marketing. The Company has aggregated thousands of online publishers to provide advertisers and agencies with access to one of the largest online advertising networks. The Company also sells a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites. With the addition of Pricerunner AB in August 2004, the Company expanded its suite of performance-based online marketing solutions into the area of comparison shopping.

The Company’s Media services are sold on a variety of pricing models, including cost-per-thousand-impression (“CPM”), cost-per-click (“CPC”), cost-per-lead (“CPL”), and cost-per-action (“CPA”).

AFFILIATE MARKETING —ValueClick’s Affiliate Marketing segment operates through its wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003. In March 2004, Be Free and Commission Junction were integrated and the Company markets its affiliate marketing offerings under the Commission Junction brand name.

The Company’s Affiliate Marketing segment offers technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, the Company’s affiliate marketing services enable its advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s website; analyze the effectiveness of the offers and affiliate partners; and, track the commissions due to their affiliate partners.

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

TECHNOLOGY —ValueClick’s Technology segment operates through its wholly-owned subsidiaries Mediaplex, Inc. (“Mediaplex”) and Mediaplex Systems, which were acquired in October 2001.

Mediaplex offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising and email campaigns. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Revenues are primarily derived from software access and use charges. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

Mediaplex Systems is an applications service provider (“ASP”) delivering high-quality, Web-based information management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span three primary categories—Agency Management, Media Management and Content Management. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contracted service periods.

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.” The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that the final standard is issued. The requirements of EITF Issue No. 03-1 did not have a material impact on the disclosure requirements for the Company. The Company does not believe that the measurement and recognition guidance will have a material impact on our financial position.

In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain qualifying dividends. In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2005, management has no plans to repatriate foreign earnings in the foreseeable future.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro-forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R is effective for the Company beginning in the first quarter of fiscal 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

The adoption of the SFAS No. 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the fair value and number of share-based payments granted in the future, as well as the structure of future option grants. However, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 3. SFAS No. 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption if the benefit of such tax deductions exceed the recognized compensation expense.

3.             STOCK COMPENSATION

The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

The following table illustrates the effect on stock-based compensation, net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three-month Period Ended March 31,
	2005	2004
	(In thousands)

Net income attributable to common stockholders, as reported	$8,683	$13,448
Add:
Stock-based employee compensation included in reported net income	54	238
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(654)	(1,031)
Pro-forma net income attributable to common stockholders	$8,083	$12,655

Net income per common share:
Basic—as reported	$0.11	$0.17
Diluted—as reported	$0.10	$0.16
Basic—pro-forma	$0.10	$0.16
Diluted—pro-forma	$0.09	$0.15

4.             RECENT BUSINESS COMBINATION AND DIVESTITURE

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

The Company accounted for the acquisition under the purchase method. Accordingly, the results of Pricerunner’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of approximately $30.1 million, including cash of $26.9 million and approximately 263,000 shares of ValueClick common stock valued at approximately $2.0 million (based on the average ValueClick common stock price at the public announcement date and the five trading days before and after that date), and transaction costs of the acquisition of approximately $1.2 million. The stock portion of the consideration represented approximately 6.5% of the total purchase price. The Company also agreed to provide additional cash and stock consideration totaling up to $6.0 million, contingent upon Pricerunner exceeding certain performance milestones related to the Pricerunner fiscal year ended April 30, 2005. Such additional consideration, if earned, would be most likely distributed in the quarter ending September 30, 2005 and would be reflected as an increase in goodwill.

Sale of ValueClick Japan.  On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. The Company received approximately $24 million in cash, excluding transaction fees. In addition, the Company will continue to provide services to ValueClick Japan, including licensing of technology and technical support under a cancelable support agreement, for specified fees. This transaction resulted in a gain on sale of approximately $8.0 million. The taxable amounts associated with the gain from the sale of the Company’s equity interest in ValueClick Japan were fully offset by the utilization of capital loss carryforwards generated by the Company in prior years. The deferred tax assets associated with the capital loss carryforwards were previously fully reserved as, prior to the consummation of the sale of the Company’s equity interest in ValueClick Japan, the realization of such deferred tax assets was not deemed more likely than not. Accordingly, the utilization of the deferred tax assets and the release of the related valuation allowance resulted in a reduction of book income tax expense of $3.2 million in 2004. The sale did not qualify as a discontinued operation given the significance of the Company’s technology services agreement on ValueClick Japan’s continuing operations, and as such, the operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

Pro-forma Results of Operations. The historical operating results of Pricerunner prior to its acquisition date have not been included in the Company’s historical condensed consolidated operating results. Pro-forma data (unaudited) for the three-month period ended March 31, 2004 as if this acquisition had been effective as of January 1, 2004, and excluding the results of the Company’s equity investment in ValueClick Japan as if the sale had been effective as of January 1, 2004, is as follows (in thousands, except per share data):

	Three-month Period Ended March 31, 2005	Three-month Period Ended March 31, 2004
	(actual as reported)	(pro-forma)
Revenue	$51,414	$36,732
Net income	$8,683	$5,540
Basic net income per common share	$0.11	$0.07
Diluted net income per common share	$0.10	$0.07

5.             GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment and reporting unit for the three months ended March 31, 2005 were as follows (in thousands):

	Balance at December 31, 2004	Goodwill Adjustment	Balance at March 31, 2005
Reportable Segments and Reporting Units:
Affiliate Marketing	$23,452	$(500)	$22,952
Technology	—	—	—
Media:
U.S. domestic media business	2,570	—	2,570
Europe media business	14,625	—	14,625
Hi-Speed Media	10,237	937	11,174
Total	$50,884	$437	$51,321

For the quarter ended March 31, 2005, the increase in goodwill was primarily due to purchase price additions of $937,000 for Hi-Speed Media as a result of contingent cash consideration earned for the quarter ended March 31, 2005 and a reduction of $500,000 for Commission Junction relating to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition. Total goodwill as of March 31, 2005 and December 31, 2004 of $51.3 million and $50.9 million, respectively, is not tax deductible.

The gross amounts and accumulated amortization of the Company’s other acquired intangible assets as of March 31, 2005 and December 31, 2004 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
March 31, 2005:
Customer, affiliate and advertiser relationships	$21,021	$(4,180)	$16,841
Trademark, trade name and domain name	5,684	(313)	5,371
Developed technology	5,085	(3,021)	2,064
Other	454	(320)	134
Total intangible assets	$32,244	$(7,834)	$24,410

December 31, 2004:
Customer, affiliate and advertiser relationships	$21,021	$(3,265)	$17,756
Trademark, trade name and domain name	5,684	(276)	5,408
Developed technology	5,085	(2,805)	2,280
Other	454	(250)	204
Total intangible assets	$32,244	$(6,596)	$25,648

As of March 31, 2005 and December 31, 2004, the Company had an indefinite-lived intangible asset, a trade name, with a carrying amount of $5.1 million.

Amortization expense for finite-lived intangible assets was $1.2 million and $864,000 for the three months ended March 31, 2005 and 2004, respectively. Estimated intangible asset amortization expense for the succeeding five years is as follows (in thousands):

Nine months ending December 31, 2005	$3,581
2006	$4,527
2007	$3,405
2008	$2,870
2009	$2,198
2010	$2,086
Thereafter	$643

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $2.7 million and $3.0 million at March 31, 2005 and December 31, 2004, respectively.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

Computer equipment and purchased software	$25,764	$24,778
Furniture and equipment	3,034	2,863
Vehicles	41	41
Leasehold improvements	1,607	731

	30,446	28,413
Less: accumulated depreciation and amortization	(21,324)	(19,842)
Total property and equipment, net	$9,122	$8,571

8.             MARKETABLE SECURITIES

Marketable securities as of March 31, 2005 consisted primarily of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at March 31, 2005 have an aggregate cost of $217.6 million and an estimated fair value of $215.8 million. Marketable securities at December 31, 2004 had an aggregate cost and estimated fair value of $215.5 million and $214.3 million, respectively.

9.             COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer liability insurance, which may cover certain liabilities arising from its obligation to indemnify its directors, officers, former directors, and officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Action

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The case is pending before the United States District Court, District of Delaware. The complaint alleges that through the use of certain online advertising technologies, B&N infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that it has been named in the patent infringement suit as a result of B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N and is providing legal counsel while fully reserving its legal rights. Moreover, the Company disputes the allegations of wrongdoing in the complaint and intends to defend itself and B&N vigorously in this matter. The Company believes that a contingent loss in this matter is reasonably possible. However, due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company's consolidated financial statements as of March 31, 2005 or December 31, 2004 related to this matter.

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

10.          RESTRUCTURING AND LEASE EXIT CHARGES

In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010. The Company relocated back to a previously vacated leased facility in November 2004.  When this relocation decision became known during the second quarter of 2004, the Company reversed $1,003,000 of the related restructuring charge originally established. As part of the preparation of the Company’s consolidated financial statements for the three-month period ended March 31, 2005, the Company reassessed the status of the leased facility and decided not to exercise a lease buyout provision that would have allowed the Company to terminate the lease. As a result, the Company reversed the remaining restructuring allowance of $588,000 and recorded a corresponding benefit which is reflected in Restructuring benefit, net on the condensed consolidated statements of operations and comprehensive income for the three-month period ended March 31, 2005.

Also in the first quarter of 2005, the Company relocated to new corporate and Affiliate Marketing facilities and vacated several premises that the Company had been occupying under operating leases with varying remaining lease terms.  As of March 31, 2005, the Company recorded a liability equal to the future lease payments it will continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income.  The lease exit charge associated with vacating these leased premises during the quarter ended March 31, 2005 was $386,000 and has been recorded in Restructuring benefit, net on the condensed consolidated statements of operations and comprehensive income. The following table reflects activity in the lease exit charge accrual during the three-month period ended March 31, 2005 (in thousands):

Lease Exit Charges

Accrual at December 31, 2004	$588
Costs incurred	386
Restructuring allowance reversals	(588)
Accrual at March 31, 2005	$386

11.          STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. During the three-month period ended March 31, 2005, the Company did not repurchase any shares of its common stock under the Stock Repurchase Program. As of March 31, 2005, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 26.6 million shares of the Company’s common stock for approximately $73.6 million, $70.2 million of which were purchased pursuant to the Stock Repurchase Program. At March 31, 2005, all existing shares of treasury stock have been retired. As of March 31, 2005, up to an additional $24.8 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

12.          NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2005	2004
Net income	$8,683	$13,448

Weighted-average common shares outstanding - basic	82,300	78,412
Dilutive effect of stock options	2,954	5,508
Number of shares used to compute earnings per share - diluted	85,254	83,920

Net income per common share:
Basic	$0.11	$0.17
Diluted	$0.10	$0.16

Stock options to purchase approximately 625,000 and 2,884,000 shares of common stock during the three months ended March 31, 2005 and 2004, respectively, were outstanding but excluded from the computation of diluted net income per common share because the option exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods.

13.          SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenues from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology. Media segment revenue includes sales of certain technology and affiliate marketing products and services made by Media operations outside of the United States, approximating $1.4 million and $3.0 million, respectively, for the three-month period ended March 31, 2005 and $1.4 million and $1.9 million, respectively, for the three-month period ended March 31, 2004.

Management believes that segment gross profit is an appropriate measure of evaluating the performance of the Company’s operating segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue and gross profit by operating segment are as follows (in thousands):

	Revenue		Gross Profit
	Three-month Period Ended March 31,
	2005	2004	2005	2004

Media	$28,933	$18,031	$17,094	$9,064
Affiliate Marketing	18,663	14,429	16,169	12,093
Technology	6,237	5,588	4,846	4,423
Intercompany eliminations	(2,419)	(1,339)	—	—
Total	$51,414	$36,709	$38,109	$25,580

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

The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended March 31, 2005
	Revenue	Income (Loss) from Operations	Long-lived Assets at March 31, 2005

United States	$42,241	$11,376	$56,602
Europe	11,592	1,382	28,251
Intercompany eliminations	(2,419)	—	—
Total	$51,414	$12,758	$84,853

	Three-month Period Ended March 31, 2004
	Revenue	Income (Loss) from Operations	Long-lived Assets at March 31, 2004

United States	$30,364	$5,651	$73,812
Japan	1,806	(526)	—
Europe	5,878	1,181	215
Intercompany eliminations	(1,339)	—	—
Total	$36,709	$6,306	$74,027

For the three-month periods ended March 31, 2005 and 2004, no customer comprised more than 10% of total revenue. At March 31, 2005 and December 31, 2004, no customer comprised more than 10% of accounts receivable.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

On March 26, 2004, we sold our 59% equity interest in ValueClick Japan and recorded a one-time gain from the sale of $8.0 million.  The results of operations for ValueClick Japan, including this one-time gain, are included in our consolidated results of operations through the date of its divestiture.  On August 6, 2004, we completed the acquisition of Pricerunner AB (“Pricerunner”).  The results of operations of Pricerunner are included in our consolidated results of operations subsequent to its acquisition.  Note 4 to our condensed consolidated financial statements (unaudited) included in this Form 10-Q provides the pro-forma revenue, net income, and basic and diluted earnings per common share for the three-month period ended March 31, 2004 as if these transactions occurred as of January 1, 2004.

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

We offer advertisers and agencies a range of online media solutions in the categories of display/Web advertising, email marketing, lead generation marketing, and search marketing. To accomplish this, we have partnered with thousands of online publishers to provide advertisers and agencies with access to one of the largest and most reputable online advertising networks and we have employed rigorous network quality control and advanced proprietary targeting technology. We also sell a limited number of consumer products directly to end-user consumers through a small number of our own e-commerce websites. With the addition of Pricerunner AB in August 2004, we expanded our suite of performance-based online marketing solutions into the category of comparison shopping, a commerce-oriented form of search.

Our Media services are sold on a variety of pricing models, including cost-per-thousand-impression (“CPM”), cost-per-click (“CPC”), cost-per-lead (“CPL”), and cost-per-action (“CPA”).

AFFILIATE MARKETING—Our Affiliate Marketing segment operates through our wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003.

Our affiliate marketing business includes technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, our affiliate marketing services enable our advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s website; analyze the effectiveness of the offers and affiliate partners; and track the commissions due to their affiliate partners. We do not use any form of SPAM or Spyware and we have policies to prohibit abusive Internet behavior, including the use of SPAM and Spyware, by our publisher partners.

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

TECHNOLOGY—Our Technology segment operates through our wholly-owned subsidiaries Mediaplex, Inc. (Mediaplex) and Mediaplex Systems, which were acquired in 2001.

Our Mediaplex subsidiary offers technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising and email campaigns. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s revenues are primarily derived from software access and use charges. These fees vary based on the client’s use of the technology.

Mediaplex Systems is an applications service provider (“ASP”) delivering high-quality, web-based information management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contracted service periods.

Revenue and gross profit by segment are listed in the following table (in thousands). Media segment revenue includes sales of certain technology and affiliate marketing products made by Media operations outside the United States, approximating $1.4 million and $3.0 million, respectively, for the three-month period ended March 31, 2005 and $1.4 million and $1.9 million, respectively, for the three-month period ended March 31, 2004.

	Revenue		Gross Profit
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Media	$28,933	$18,031	$17,094	$9,064
Affiliate Marketing	18,663	14,429	16,169	12,093
Technology	6,237	5,588	4,846	4,423
Intercompany eliminations	(2,419)	(1,339)	—	—
Total	$51,414	$36,709	$38,109	$25,580

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2004

Revenue. Consolidated net revenue for the three-month period ended March 31, 2005 was $51.4 million, representing a 40.1% increase over the same period in 2004 of $36.7 million.

Media segment revenue increased 60.5% to $28.9 million for the three-month period ended March 31, 2005 compared to $18.0 million for the same period in 2004. The increase of $10.9 million in Media segment revenue was largely attributable to an increase in e-commerce revenues of $4.0 million and inclusion of a full quarter of Pricerunner operations, acquired in August 2004, representing $3.6 million of the 2005 increase over 2004. The remaining increase was a result of strong performance by our U.S. and European media teams and the general improvement of the online media market in the U.S. and Europe, offset by a decrease in revenues of $1.8 million resulting from the sale of our Japan subsidiary in March 2004.

Affiliate Marketing segment revenue increased to $18.7 million for the three-month period ended March 31, 2005 compared to $14.4 million in the same period in 2004. This increase of $4.3 million, or 29.3%, represents core growth primarily driven by an increase in the number of key accounts and an increase in transaction volumes associated with these accounts.

Technology segment revenue was $6.2 million for the three-month period ended March 31, 2005 compared to $5.6 million for the same period in 2004, an increase of $0.6 million, or 11.6%.  The increase in revenue was primarily related to the continuing strong performance in ad serving during the quarter ended March 31, 2005.

There is no guarantee that revenues will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue. Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers on ValueClick’s consolidated networks. We pay these publishers on either a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Consolidated cost of revenue was $13.3 million for the three-month period ended March 31, 2005 compared to $11.1 million for the same period in 2004, an increase of $2.2 million, or 19.6%. The consolidated gross profit margin improved to 74.1% for the three-month period ended March 31, 2005 compared to 69.7% for the same period in 2004 resulting primarily from a greater mix of higher-margin Affiliate Marketing segment revenue in the first quarter of 2005, and higher margins in our Media segment as a result of a greater mix of higher-margin e-commerce and online comparison shopping revenue.

Cost of revenue for the Media segment increased $2.8 million to $11.8 million for the three-month period ended March 31, 2005 compared to $9.0 million for the same period in 2004. The increase in cost of revenue is primarily related to the corresponding increase in Media segment revenue. Our Media segment gross profit margin of 59.1% for the three-month period ended March 31, 2005 compared to 50.3% for the same period in 2004 reflects a greater mix of higher-margin e-commerce and online comparison shopping revenue in the first quarter of 2005. Media segment gross profit margins may continue to move higher if online comparison shopping and e-commerce revenues become a greater percentage of total Media segment revenue.  However, there can be no guarantee that this trend will continue.

Cost of revenue for the Affiliate Marketing segment increased by $0.2 million to $2.5 million for the three-month period ended March 31, 2005 compared to $2.3 million for the same period in 2004. Our Affiliate Marketing gross profit margin increased to 86.6% for the first quarter of 2005 from 83.8% for the same period in 2004. This was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting significantly higher revenue levels.

Technology segment cost of revenue of $1.4 million for the three-month period ended March 31, 2005 increased by $226,000 from the same period in 2004 due to higher depreciation expense as a result of new capital equipment additions to our computing infrastructure. This increased depreciation expense caused our Technology segment gross profit margin to decrease from 79.2% in the first quarter of 2004 to 77.7% in the first quarter of 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing, network development and related support teams, sales commissions, travel, advertising, trade shows, and marketing materials. Sales and marketing expenses for the three-month period ended March 31, 2005 were $11.3 million compared to $7.4 million for the same period in 2004, an increase of $3.9 million, or 52.1%. The increase in sales and marketing expense was due primarily to the inclusion of sales and marketing expenses for Pricerunner, acquired in August 2004, and increases in our advertising and marketing related to our e-commerce activities. Our sales and marketing costs as a percentage of revenue increased to 22.0% for the three-month period ended March 31, 2005 compared to 20.3% for the same period in 2004, primarily driven by the higher advertising and marketing costs described above.

General and Administrative. General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, and professional service fees. General and administrative expenses increased to $8.5 million for the three-month period ended March 31, 2005 compared to $6.6 million for the same period in 2004, an increase of $1.9 million, or 28.3%. General and administrative expenses increased primarily due to the addition of Pricerunner in the third quarter of 2004, increased professional services and salary costs relating to Sarbanes-Oxley compliance, increased rent expense associated with our relocation to new facilities, and higher salary costs to support the growth in our business.

Technology. Technology costs include expenses associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. Technology costs for the three-month period ended March 31, 2005 were $4.4 million compared to $4.1 million for the same period in 2004, an increase of $0.3 million, or 8.0%. The increase in technology expenses was due primarily to the addition of Pricerunner in the third quarter of 2004, offset by the sale of our equity interest in ValueClick Japan and cost savings related to the consolidation of facilities that house our Affiliate Marketing computing infrastructure.

Stock-Based Compensation. Stock-based compensation included in the accompanying consolidated statements of operations and comprehensive income reflects the amortization of the fair value of unvested options assumed in purchase business combinations. Stock-based compensation expense for the three-month period ended March 31, 2005 amounted to $54,000 compared to $238,000 for the three-month period ended March 31, 2004. Stock-based compensation expense decreased $184,000, or 77.3%, due primarily to our amortization method that charged a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period. The adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, will increase overall stock-based compensation beginning with the first quarter of 2006 as a result of using the fair value method. The magnitude of the impact to stock-based compensation on future periods as a result of the adoption of SFAS No. 123R cannot be predicted at this time as it is dependent upon, among other factors, the fair value and number of share-based payments granted in the future, as well as the structure of future option grants.

Amortization of Intangible Assets. Amortization of intangible assets for the three-month period ended March 31, 2005 was $1.2 million compared to $0.9 million in the first quarter of 2004. This represents principally the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the first quarter of 2004 was due to the intangible assets purchased in the Pricerunner acquisition.

Restructuring Benefit, net. During the first quarter of 2005, we reversed a previously established restructuring allowance of $588,000, based on a decision made not to exercise a lease buyout provision that would have allowed us to terminate the lease related to a facility originally vacated in 2002 and reoccupied in 2004. Additionally, in the first quarter of 2005, we relocated to new corporate and Affiliate Marketing facilities and vacated several premises that we have been occupying under operating leases with varying remaining lease terms.  As of March 31, 2005, we recorded a liability equal to the future lease payments we will continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income.  The lease exit charge associated with vacating these leased premises during the quarter ended March 31, 2005 was $386,000.

Gain on Sale of Equity Interest in Japan Subsidiary.  Gain on sale of equity interest in Japan subsidiary for the three-month period ended March 31, 2004 was $8.0 million, which represented the pre-tax gain recognized from the sale of our equity interest of approximately 59% in ValueClick Japan, Inc. on March 26, 2004, net of related transaction expenses.

Interest Income. Interest income consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on capital lease obligations. Interest income was $1.4 million for the three-month period ended March 31, 2005 compared to $0.7 million for the same period in 2004. The increase of $0.7 million is primarily attributable to the effects of increasing average investment yields from 2004 as a result of interest rate increases from mid-2004 through the first quarter of 2005.

Provision for Income Taxes. For the three-month period ended March 31, 2005, we recorded a provision for income taxes of $5.4 million compared to $1.7 million for the same period in 2004. The increase in the effective tax rate is due to the reversal of valuation allowances totaling $67.4 million as of December 31, 2004.  In periods prior to December 31, 2004, we had fully reserved the majority of our long-term deferred tax assets based on an assessment that indicated it was not more likely than not that we would be able to utilize these deferred tax assets.  However, as of December 31, 2004, based upon factors including, but not limited to: our history of achieving operating objectives; the achievement of net income in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, we determined, primarily with the exception of net operating loss and capital loss carryforwards expected to expire before they are utilized and certain foreign net operating loss carryforwards, that it is more likely than not that a substantial portion of our deferred tax assets will be realized. The effective income tax rate reflects our anticipated pre-tax profitability and taxable income by tax jurisdiction. Income taxes for interim periods are computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.

Minority Share of Loss of Consolidated Subsidiary. Minority share of loss of ValueClick Japan was $130,000 for the three-month period ended March 31, 2004. Prior to its sale in March 2004, we accounted for our equity interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income generated or losses incurred by ValueClick Japan. On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At March 31, 2005, our combined cash and cash equivalents and current and non-current marketable securities balances totaled $256.6 million. Net cash provided by operating activities totaled $14.8 million for the three months ended March 31, 2005 compared to $10.3 million in 2004. The increase from 2004 was due primarily to an increase in income from operations of $6.5 million, offset by changes in operating assets and liabilities of $1.8 million.

The net cash used in investing activities for the three months ended March 31, 2005 of $5.2 million was the result of net purchases of marketable securities of $2.1 million, $2.1 million of equipment purchases, and $1.0 million of additional consideration related to our acquisition of Hi-Speed Media in December 2003.  The net cash used in investing activities for the three months ended March 31, 2004 was primarily the result of net purchases of marketable securities and purchases of equipment, offset by net proceeds from the sale of the Company’s equity interest in ValueClick Japan of $2.4 million.

Net cash provided by financing activities for the three months ended March 31, 2005 and 2004 of $3.3 million and $2.8 million, respectively, was primarily attributable to proceeds received from the exercises of common stock options.

Stock Repurchase Program

In September 2001, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2005, and since the initiation of the Stock Repurchase Program, we had repurchased a total of approximately 26.6 million shares of our common stock for approximately $73.6 million, $70.2 million of which were purchased pursuant to the Stock Repurchase Program. As of March 31, 2005, up to $24.8 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Commitments and Contingencies

As of March 31, 2005, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010.  During the first quarter of 2005, we relocated to new corporate and Affiliate Marketing facilities. Total obligations over the next five years under these new lease commitments approximate $7.7 million. Other than these new lease commitments, there have been no significant changes to our commitments in the three-month period ended March 31, 2005.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer liability insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, officers, former directors, and officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. See Item 1 in Part II for further information regarding a contingent obligation relating to an indemnification agreement. We have no other off-balance sheet obligations or guarantees.

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

•                                          the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace;

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

•                                          our Stock Repurchase Program; and

•                                          our relationships with customers.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, income taxes, impairment of goodwill and intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Our Affiliate Marketing and Technology segment revenue is generated primarily from fixed fees for campaign management services, application management services and professional services. Campaign management services revenue and professional services revenue is recognized when the related services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and the fees are fixed and determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and the fees are fixed and determinable. Application management services provide customers rights to access software applications, hardware for the application access and customer service. Our customers do not have the right to take possession of the software at any time during or after the hosting agreement. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” our revenue recognition for our Affiliate Marketing and Technology segments is outside the scope of SOP No. 97-2, “Software Revenue Recognition.” Additionally, consistent with the provisions of EITF Issue No. 99-19, the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any publisher expenses are the responsibility of the Company’s advertising customer. Contracts for application management services that exceed designated minimum monthly, quarterly or annual volume usage are recognized as revenue in the month, quarter or year in which minimum volume is exceeded.

Our affiliate marketing customers have return policies that allow their consumers to return previously purchased product under certain circumstances. Based upon the terms of our agreements with our affiliate marketing customers, when one of their consumers returns a product, we are required to refund the transaction fees that we earned related to the original consumer purchase. We also experience direct sales returns related to our e-commerce customers based upon the terms of our transactions with these customers. For revenue transactions subject to a right of return, we are required to record a provision for sales returns, which is recorded as a reduction to our revenue, based upon an estimate of the amount of future returns. In determining our estimate for future returns, we rely upon historical returns data relative to historical sales volumes, specific contractual obligations, and known facts and circumstances that may not be reflected in the historical returns information. Historically, actual returns have not significantly differed from our estimates. However, factors including changes in the economic and industry environment may result in future actual returns experience that is different than our estimates.

During the three months ended March 31, 2005 and March 31, 2004, we recorded a provision for sales returns of approximately $1.5 million and $653,000, respectively, as a reduction to our revenue. The increase in the provision for sales returns is a result of higher affiliate marketing revenue and e-commerce revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the March 31, 2005 allowance for sales returns of less than $100,000 and a corresponding reduction in revenue for the three-month period then ended.

•       Allowance for Doubtful Accounts.   We estimate our allowance for doubtful accounts using two methods. The amounts calculated from each of these methods are analyzed to determine the total amount reserved. First, we evaluate specific accounts where information indicates the customers may have an inability to meet financial obligations, such as due to bankruptcy, and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. Second, an allowance is established for all customers based on a range of percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience. Historically, actual write-offs of doubtful accounts have not significantly differed from our estimates. However, factors including higher than expected default rates may result in future write-offs greater than our estimates.

As of March 31, 2005 and December 31, 2004, we recorded an allowance for doubtful accounts of $2.7 million and $3.0 million, respectively.  The March 31, 2005 allowance for doubtful accounts represents a reserve percentage of 7.7% of our gross accounts receivable balance of $34.6 million. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the March 31, 2005 allowance for doubtful accounts of approximately $350,000 and a corresponding decrease in our operating income for the quarter then ended.

•       Investments.   We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the ability to hold the investment. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to fair value at the end of the period in which it is determined that an other-than-temporary decline has occurred.

As of March 31, 2005, we have net unrealized losses of $1.8 million on a marketable securities portfolio with a total fair value of $215.8 million. Our marketable securities portfolio consists of high-grade municipal, corporate and government agencies obligations. Management has determined that the unrealized losses as of March 31, 2005 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of March 31, 2005, if the determination was made that the current decline in market value of certain investments was other than temporary, the related impairment charge could be as much as $1.8 million. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of bond issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater that this amount.

•       Income Taxes.   We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

In annual and quarterly periods prior to December 31, 2004, based upon both positive and negative evidence available, we had determined it was more likely than not that certain of our deferred tax assets were not realizable. Accordingly, we fully reserved certain of our deferred tax assets. In the fourth quarter of 2004, based on factors including, but not limited to: our history of achieving operating objectives; the achievement of net income beginning in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, we determined that it is more likely than not that we will be able to realize a substantial portion of our deferred tax assets. At December 31, 2004, we reversed $67.4 million of the valuation allowance. As of March 31, 2005, we have net deferred tax assets of $61.5 million.  Should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would reduce income in the period such determination was made.

•       Impairment of Goodwill and Intangible Assets.   Our long-lived assets include goodwill and other intangible assets with net balances of $51.3 million and $24.4 million, respectively, as of March 31, 2005. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st and between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2004 and March 31, 2005, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: the U.S. domestic media business (excluding Hi-Speed Media); the Europe media business; and Hi-Speed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include the selection and application of appropriate earnings multiples. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger goodwill impairment. Based on our goodwill impairment testing for the year ended December 31, 2004, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of, and during the quarter ended, March 31, 2005 that would have required us to perform an interim test for impairment on our goodwill or other intangible assets with indefinite lives.

We amortize other intangible assets with finite lives over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. Events and circumstances considered in determining whether the carrying value may not be recoverable include: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment.

•       Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on specific facts and circumstances of each matter.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three-month periods ended March 31, 2005 and 2004, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest a portion of our excess cash in debt instruments of high-quality corporate issuers, municipal and government agencies and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate, interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Marketable securities as of March 31, 2005 consisted primarily of marketable debt securities in investment-grade corporate, municipal and government agencies securities with maturities of less than two years. As of March 31, 2005, our investments in marketable securities had a weighted-average time to maturity of approximately 303 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of March 31, 2005, unrealized losses in our investments in marketable securities aggregated $1.8 million.

During the quarter ended March 31, 2005, our investments in marketable securities yielded an effective interest rate of 2.33%. If interest rates were to decrease 100 basis points on a sustained, parallel basis, the result would be an annual decrease in our interest income related to our marketable securities of approximately $2.2 million. However, due to the uncertainty of the actions that would be taken in such a scenario and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is related to revenue and operating expenses for our European subsidiaries, which denominate their transactions primarily in U.K. pounds, euros and Swedish Krona. The effect of foreign currency exchange rate fluctuations for the three-month period ended March 31, 2005 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result would be a reduction in revenue of $4.6 million, a reduction in income before income taxes of $0.7 million and a reduction of net assets, excluding intercompany balances, of $2.5 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2005, we had $21.1 million in cash and cash equivalents denominated in foreign currencies, primarily the U.K. pound.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other and differing regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. We consummated the acquisitions of Search123, Commission Junction, Hi-Speed Media, and Pricerunner on May 30, 2003, December 7, 2003, December 17, 2003, and August 6, 2004, respectively. Because of the number of acquisitions we completed in 2003 and 2004, the differences in the customer base and functionality of Search123, Commission Junction, Hi-Speed Media, and Pricerunner and our products, these acquisitions may present materially higher product, marketing, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

If we finance future acquisitions by using equity or convertible debt securities, this would dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions, could have an adverse effect on the results of our operations. In addition, we may pay more for an acquisition than the acquired products, services, technology or business is ultimately worth.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT’S TIME AND ATTENTION COULD BE DIVERTED.

As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving Internet advertising market. Our business, results of operations and financial condition will be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand our sales and marketing, customer support and technology organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We will likely need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work-force. Our failure to manage our growth effectively could increase our expenses and divert management’s time and attention.

WE MIGHT NOT REMAIN PROFITABLE.

Although we achieved profitability in 2003, 2004 and in the first quarter of 2005, events could arise that prevent us from achieving net income in future periods.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 56.3% of our revenue for the quarter ended March 31, 2005 by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Historically, a significant portion of our revenue has been derived from our Media segment. Although we intend to grow our Affiliate Marketing and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. Our Media segment includes products and services that are based on a cost-per-click (“CPC”), cost-per-action (“CPA”), cost-per-lead (“CPL”) or cost-per-thousand-impressions (“CPM”) pricing model. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our various pricing models to advertisers and to Web publishers; and, on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tools we offer for tracking Internet users’ activities after they have reached advertisers’ websites. We will not be able to assure you that our strategy will succeed.

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

Our success depends in part on our ability to effectively manage our existing advertising space. The Web publishers and list owners that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, websites can change the amount of inventory they make available to us at any time. If a Web publisher or email list owner decides not to make advertising space from its websites, newsletters or lists available to us, we may not be able to replace this advertising space with advertising space from other websites or list owners that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue. We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers’ changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web publishers and list owners that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers and list owners to our network and to retain Web publishers and list owners currently in our network will depend on various factors, some of which are beyond our control. These factors include: our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and list owners continues to increase. We will not be able to assure you that the size of our inventory will increase or even remain constant in the future.

Our pay-per-click search service is dependent upon a limited number of sources to direct Internet users to our search service. Our sources for users conducting searches are members of our affiliate network, including portals, browsers, or other affiliates and our own websites. Revenues are generated when users conducting searches are directed to advertisers through a paid search link in our search results. The more traffic our sources direct to our advertisers through our search technology, the more revenue we will generate. Unfavorable changes in our relationship with these sources or loss of these relationships would adversely affect our revenue and results of operations.

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. One of the primary competitors of our Search123 subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as FindWhat.com and Google. FindWhat.com and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement.  We are currently indemnifying Barnesandnoble.com, Inc. in its patent infringement litigation with BTG International, Inc. (“BTG”). This case could prove to be very expensive to us and, if successful for BTG, hinder our ability to deliver our affiliate marketing products and services and could also adversely affect our financial condition and results of operations.

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

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions, such as CPM, CPC, CPL or CPA, and companies that offer pay-per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Direct Response and Linkshare, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. We also compete with pay-per-click search companies such as Overture, recently acquired by Yahoo, Google and FindWhat.com. In addition, we now compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com, Kelkoo (which was recently acquired by Yahoo), NexTag, and Pricegrabber, and with search engines and portals such as Yahoo, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantages compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, or ISPs, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and/or reductions in advertising revenue. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

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

If Internet usage grows, our infrastructure may not be able to support the demands placed on it and our performance and reliability may decline. In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as electronic attacks designed to interrupt service on many websites. The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technologies required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support our growth, our revenue and results of operations could be materially and adversely affected.

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

In particular, any well-publicized compromise of security involving Web-based transactions could deter people from purchasing items on the Internet, clicking on advertisements, or using the Internet generally, any of which could cause us to lose customers and advertising inventory and could materially, adversely affect our revenue and results of operations.

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

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company, without the board of directors’ consent, for at least three years from the date they first hold 15% or more of the voting stock. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts, and natural disasters. We lease server space in El Segundo and Sunnyvale, California, Louisville, Kentucky and Stockholm, Sweden. Therefore, any of the above factors affecting the Los Angeles, Sunnyvale, Louisville or Stockhom, Sweden areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our back-up system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and investors or our own forecasts in some future periods. If this happens, the market price of our common stock may fall. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•       fluctuations in demand for our advertising solutions;

•       fluctuations in click, lead and action rates;

•       fluctuations in the amount of available advertising space, or views, on our networks;

•       the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•       fluctuations in sales of different types of advertising; for example, the amount of advertising sold at higher rates rather than lower rates;

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

Our international expansion will subject us to additional foreign currency exchange risks and will require management’s attention and resources. We expect to pursue expansion through a number of international alliances and to rely extensively on these business partners initially to conduct operations, establish local networks, register websites as affiliates, and coordinate sales and marketing efforts. Our success in these markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to the relationships. We cannot assure you that we will be successful in our efforts overseas. International operations are subject to other inherent risks, including, but not limited to:

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

IF OUR TECHNOLOGIES SUFFER FROM DESIGN DEFECTS, WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO ADDRESS RESULTING PRODUCT LIABILITY CLAIMS.

Our business will be harmed if our technologies suffer from design or performance defects and, as a result, we could become subject to significant product liability claims. Technologies as complex as our technologies may contain design and/or performance defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our clients currently do not contain provisions to completely limit our exposure to liabilities resulting from product liability claims. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future. A product liability claim brought against us, which is not adequately covered by our insurance, could materially harm our business.

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

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated technology investments. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers’ changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our system does not support some types of advertising formats, such as certain video and audio formats, and many of the websites in our network have not implemented systems to allow rich media advertisements. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose customers or advertising inventory. We purchase most of the software used in our business from third-parties. We intend to continue to acquire technologies necessary for us to conduct our business from third-parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers or advertising inventory.

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation.  The United States Congress has pending legislation regarding Spyware (e.g., H.R. 29, the “Spy Act”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to Spyware. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, Spyware, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of SPAM or Spyware and has policies to prohibit abusive Internet behavior, including the use of SPAM and Spyware, by our publisher partners.

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

Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the CAN-SPAM Act of 2003, H.R. 29 (the Spy Act of 2005), as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technologies in a manner that is not in compliance with these laws or their own stated privacy standards.

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

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND OUR STOCK PRICE MAY BE ADVERSELY IMPACTED.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls over financial reporting.  As a result of our assessment of our internal controls over financial reporting as of December 31, 2004, we determined that we had a material weakness in our internal controls over financial reporting related to the application of GAAP to our accounting for income taxes.  We have taken steps to remediate this control deficiency and have corrected this material weakness as of March 31, 2005.  In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our stock price may decline.

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES, AND CHANGES IN ACCOUNTING FOR EQUITY COMPENSATION WILL ADVERSELY AFFECT EARNINGS.

We have historically used stock options as a key component of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly-qualified personnel. Many of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, the FASB has finalized changes to GAAP that will require an expense to be recorded by the Company for employee stock option grants and other equity incentives beginning January 1, 2006. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

(b)           Changes in Internal Control over Financial Reporting

We conducted a thorough review and evaluation of our internal control over financial reporting as of December 31, 2004 as part of the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Based on the results of that review, we initiated revisions and enhancements to improve our internal control over financial reporting to remediate a material weakness that was determined to exist as of December 31, 2004 related to the application of Generally Accepted Accounting Principles to our accounting for income taxes.  The following measures were taken as of the completion of the Company's March 31, 2005 financial close and reporting process:

•              We re-evaluated our income tax calculation methodologies and adjusted the calculation of our net deferred tax balances; and

•              We filled a newly-created Director of Taxation position to enhance the Company’s internal income tax expertise.

Management believes that these measures were effective in remediating the material weakness identified as of December 31, 2004.  Other than these remediation measures, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 31, 2005 under the heading “Legal Proceedings” for a discussion of litigation involving us.

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The case is pending before the United States District Court, District of Delaware. The complaint alleges that through the use of certain online advertising technologies, B&N infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that it has been named in the patent infringement suit as a result of B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N and is providing legal counsel while fully reserving its legal rights. Moreover, we dispute the allegations of wrongdoing in the complaint and intend to defend ourselves and B&N vigorously in this matter. We believe that a contingent loss in this matter is reasonably possible. However, due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company's consolidated financial statements as of March 31, 2005 or December 31, 2004 related to this matter.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC.
(Registrant)

/s/ SAMUEL J. PAISLEY
Samuel J. Paisley
Chief Financial Officer
	By:	(Principal Financial and Accounting Officer)
Dated: May 10, 2005