Form 10-Q
period 2005-06-30
VALUECLICK INC/CA
filed 2005-08-09
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30135

VALUECLICK, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0495335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30699 RUSSELL RANCH ROAD, SUITE 250 WESTLAKE VILLAGE, CALIFORNIA 91362
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

The number of shares of the registrant’s common stock outstanding as of August 1, 2005 was 84,124,871.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-month Periods Ended June 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income for the Six-month Periods Ended June 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended June 30, 2005 and 2004 (unaudited)
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
Signatures

Certification of CEO - Sarbanes-Oxley Act Section 302
Certification of CFO - Sarbanes-Oxley Act Section 302
Certification of CEO and CFO - Sarbanes-Oxley Act Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,301	$28,295
Marketable securities, at fair value	92,325	214,288
Pledged marketable securities, at fair value	94,200	—
Accounts receivable, net	43,231	32,036
Inventories	1,595	435
Prepaid expenses and other current assets	9,337	7,574
Total current assets	274,989	282,628
Property and equipment, net	13,811	8,571
Goodwill	171,937	50,884
Intangible assets, net	59,862	25,648
Deferred income tax assets	48,894	61,630
Other assets	1,065	1,065
TOTAL ASSETS	$570,558	$430,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$50,162	$38,288
Income taxes payable	3,234	964
Deferred revenue	1,092	1,498
Short-term debt	91,685	—
Capital lease obligation, current portion	238	239
Total current liabilities	146,411	40,989
Capital lease obligation, less current portion	52	169
Deferred income tax liabilities	2,865	2,865
Other non-current liabilities	1,235	1,498
Total liabilities	150,563	45,521

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 84,081,149 and 82,032,522 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	85	82
Additional paid-in capital	381,126	361,141
Deferred stock-based compensation	(178)	(221)
Retained earnings	40,277	23,504
Accumulated other comprehensive (loss) income	(1,315)	399
Total stockholders’ equity	419,995	384,905
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,558	$430,426

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three-month Period Ended June 30,
	2005	2004
	(Unaudited)

Revenue	$54,572	$34,606
Cost of revenue	13,768	11,416
Gross profit	40,804	23,190
Operating expenses:
Sales and marketing (excludes stock-based compensation of $20 and $56 for 2005 and 2004, respectively)	15,044	7,198
General and administrative (excludes stock-based compensation of $17 and $89 for 2005 and 2004, respectively)	8,683	5,931
Technology (excludes stock-based compensation of $8 and $29 for 2005 and 2004, respectively)	4,678	4,168
Stock-based compensation	45	174
Amortization of intangible assets	1,448	864
Restructuring expense (benefit), net	206	(1,003)
Total operating expenses	30,104	17,332

Income from operations	10,700	5,858
Interest income, net	1,420	843
Income before taxes	12,120	6,701
Provision for income taxes	4,030	1,187
Net income	$8,090	$5,514

Other comprehensive income:
Foreign currency translation adjustment	(1,503)	218
Unrealized gain (loss) on marketable securities, net of tax	1,010	(1,026)
Comprehensive income	$7,597	$4,706

Net income per common share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

Weighted-average shares used to calculate net income per common share:
Basic	82,641	79,459
Diluted	84,930	83,816

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Six-month Period Ended June 30,
	2005	2004
	(Unaudited)

Revenue	$105,986	$71,315
Cost of revenue	27,073	22,545
Gross profit	78,913	48,770
Operating expenses:
Sales and marketing (excludes stock-based compensation of $45 and $133 for 2005 and 2004, respectively)	26,367	14,643
General and administrative (excludes stock-based compensation of $34 and $211 for 2005 and 2004, respectively)	17,219	12,582
Technology (excludes stock-based compensation of $20 and $68 for 2005 and 2004, respectively)	9,081	8,244
Stock-based compensation	99	412
Amortization of intangible assets	2,685	1,728
Restructuring expense (benefit), net	4	(1,003)
Total operating expenses	55,455	36,606

Income from operations	23,458	12,164
Gain on sale of equity interest in Japan subsidiary	—	8,007
Interest income, net	2,780	1,539
Income before taxes and minority interest	26,238	21,710
Provision for income taxes	9,465	2,878
Income before minority interest	16,773	18,832
Minority share of loss of consolidated subsidiary	—	130
Net income	$16,773	$18,962

Other comprehensive income:
Foreign currency translation adjustment	(2,126)	137
Unrealized gain (loss) on marketable securities, net of tax	412	(872)
Comprehensive income	$15,059	$18,227

Net income per common share:
Basic	$0.20	$0.24
Diluted	$0.20	$0.23

Weighted-average shares used to calculate net income per common share:
Basic	82,471	78,935
Diluted	85,091	83,566

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six-month Period Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$16,773	$18,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,748	4,822
Tax benefit from stock option exercises	2,550	3,032
Provision for bad debts	314	370
Stock-based compensation	99	412
Minority share of loss of consolidated subsidiary	—	(130)
Provision for deferred income taxes	3,073	(380)
Restructuring expense (benefit), net	4	(1,003)
Gain on sale of equity interest in Japan subsidiary	—	(8,007)
Changes in operating assets and liabilities, net of the effects of acquisitions and disposition	2,362	410
Net cash provided by operating activities	30,923	18,488

Cash flows from investing activities:
Purchase of marketable debt securities	(118,511)	(89,049)
Proceeds from the sale and maturity of marketable debt securities	146,686	54,143
Sale of equity interest in Japan subsidiary, net	—	2,351
Purchases of property and equipment	(3,740)	(3,356)
Purchases of intangible assets	(1,938)	—
Cash used in business combinations, net of cash acquired	(135,311)	—
Net cash used in investing activities	(112,814)	(35,911)

Cash flows from financing activities:
Purchase of treasury stock	(5,657)	—
Proceeds from the exercises of common stock options	3,602	6,017
Proceeds from short-term debt, net of repayments of capital lease obligation	91,567	(238)
Net cash provided by financing activities	89,512	5,779
Effect of foreign currency translations	(1,615)	693
Net increase (decrease) in cash and cash equivalents	6,006	(10,951)

Cash and cash equivalents, beginning of period	28,295	36,642
Cash and cash equivalents, end of period	$34,301	$25,691

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

MEDIA —ValueClick’s Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, Pricerunner AB (“Pricerunner”), completed in August 2004, Web Marketing Holdings, Inc. (“Web Clients”), completed in June 2005, and E-Babylon, Inc. (“E-Babylon”), completed in June 2005.

The Company offers advertisers and agencies a range of online media solutions in the categories of display/Web advertising, email marketing, lead generation marketing, search marketing, comparison-shopping, and promotional and industry-focused online content. The Company has aggregated thousands of online publishers to provide advertisers and agencies with access to one of the largest online advertising networks. The Company also sells a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites.

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

The Company’s Affiliate Marketing segment offers technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, the Company’s affiliate marketing services enable its advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s website(s); analyze the effectiveness of the offers and affiliate partners; and, track the commissions due to their affiliate partners.

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

Mediaplex is an applications service provider (“ASP”) offering technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising and email campaigns. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Revenues are primarily derived from software access and use charges. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

Mediaplex Systems is an ASP delivering high-quality, Web-based information management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span three primary categories—Agency Management, Media Management and Content Management. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contracted service periods.

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro-forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R is effective for the Company beginning in the first quarter of fiscal 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

The adoption of the SFAS No. 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the fair value and number of share-based payments granted in the future, as well as the structure of future option grants. However, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 3. SFAS No. 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption if the benefit of such tax deductions exceeds the recognized compensation expense.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

The following table illustrates the effect on stock-based compensation, net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Net income attributable to common stockholders, as reported	$8,090	$5,514	$16,773	$18,962
Add:
Stock-based compensation included in reported net income	45	174	99	412
Deduct:
Stock-based compensation determined under fair value-based method for all awards, net of related tax effects	(915)	(794)	(1,576)	(1,824)
Pro-forma net income attributable to common stockholders	$7,220	$4,894	$15,296	$17,550

Net income per common share:
Basic—as reported	$0.10	$0.07	$0.20	$0.24
Diluted—as reported	$0.10	$0.07	$0.20	$0.23
Basic—pro-forma	$0.09	$0.06	$0.19	$0.22
Diluted—pro-forma	$0.09	$0.06	$0.18	$0.21

4.             RECENT BUSINESS COMBINATION AND DIVESTITURE

Web Clients.  On June 24, 2005, the Company completed the acquisition of Web Clients, a leading provider of online marketing services including lead generation, opt-in email distribution, and promotional and industry-focused online content.  Web Clients’ websites complement ValueClick’s Media, Commission Junction, Hi-Speed Media, Search123, and Pricerunner businesses, and can be leveraged across the Company’s advertiser base.   These factors contributed to a purchase price in excess of the fair value of Web Client’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The Company accounted for the acquisition under the purchase method. The results of Web Clients' operations have not been included in the Company’s consolidated statement of operations for any periods presented.  Such results of operations will be included in the Company’s consolidated statement of operations beginning July 1, 2005.  The results of operations of Web Clients from the acquisition date, June 24, 2005, through June 30, 2005 are not significant.  Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Web Clients for an aggregate purchase price of approximately $142.5 million, consisting of cash of $122.2 million, approximately 1.8 million shares of ValueClick common stock valued at approximately $18.4 million (based on the average ValueClick common stock price at the public announcement date and the five trading days before and after that date), stock options assumed valued at approximately $1.5 million (valued using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate of 3.7%; expected life of 3.8 years; dividend yield of 0%; and expected volatility of 57%), and transaction costs of the acquisition of approximately $408,000. The stock portion of the consideration represented approximately 14.0% of the total purchase price.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the preliminary useful lives assigned to intangible assets were as follows (in thousands):

Cash acquired		$953
Other tangible assets acquired		18,516

	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	18,900
Trademark, trade name and domain name	10	10,800
Developed technology	4	1,400
Other identifiable intangible assets	3	1,740
Goodwill		110,862
Total assets acquired		163,171

Liabilities assumed		(20,645)
Total		$142,526

The identifiable intangible assets and goodwill resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis.  Any such change may result in reclassification between identifiable intangible assets and goodwill.

E-Babylon.   On June 13, 2005, the Company completed the acquisition of E-Babylon, a leading marketer of ink jet cartridges and toner. E-Babylon expands the Company’s e-commerce channel and provides an infrastructure with the capability to support all of the Company’s current e-commerce initiatives.  These factors contributed to a purchase price in excess of the fair value of E-Babylon’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The Company accounted for the acquisition under the purchase method. The results of E-Babylon’s operations are included in the Company’s consolidated financial statements from June 1, 2005 through June 30, 2005.  The results of operations of E-Babylon for the period from June 1, 2005 through the acquisition date, June 13, 2005, are not significant.  Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of E-Babylon for an aggregate purchase price of approximately $14.8 million, consisting of cash of $14.7 million and transaction costs of the acquisition of approximately $104,000.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the preliminary useful lives assigned to intangible assets were as follows (in thousands):

Cash acquired		$680
Other tangible assets acquired		4,600

	Useful life
Amortizable intangible assets:
Customer relationships	2	2,400
Trademark, trade name and domain name	5	1,300
Developed technology	3	120
Other identifiable intangible assets	5	240
Goodwill		9,005
Total assets acquired		18,345

Liabilities assumed		(3,564)
Total		$14,781

The identifiable intangible assets and goodwill resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis.  Any such change may result in reclassification between identifiable intangible assets and goodwill.

Pricerunner.  On August 6, 2004, the Company completed the acquisition of Pricerunner, a leading provider of online comparison-shopping services in Europe. With the addition of Pricerunner, the Company was able to expand its suite of performance-based online marketing solutions into the area of comparison-shopping. Together with the Company’s current services, the acquisition is expected to increase the Company’s competitive position in Europe and the United States. In the second quarter of 2005, the Company launched Pricerunner in the United States, offering consumers a broad range of products from offline and online retailers throughout the country. These factors contributed to a purchase price in excess of the fair value of Pricerunner’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The Company accounted for the acquisition under the purchase method. The results of Pricerunner’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, August 1, 2004.  The results of operations of Pricerunner for the period from August 1, 2004 through the acquisition date, August 6, 2004, are not significant.  Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of approximately $30.1 million, including cash of $26.9 million, approximately 263,000 shares of ValueClick common stock valued at approximately $2.0 million (based on the average ValueClick common stock price at the public announcement date and the five trading days before and after that date), and transaction costs of the acquisition of approximately $1.2 million. The stock portion of the consideration represented approximately 6.5% of the total purchase price.

Sale of ValueClick Japan.  On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology products and services company. The Company received approximately $24 million in cash, excluding transaction fees. In addition, the Company is continuing to provide services to ValueClick Japan, including licensing of technology and technical support under a cancelable support agreement, for specified fees. This transaction resulted in a gain on sale of approximately $8.0 million. The taxable amounts associated with the gain from the sale of the Company’s equity interest in ValueClick Japan were fully offset by the utilization of capital loss carryforwards generated by the Company in prior years. The deferred tax assets associated with the capital loss carryforwards were previously fully reserved as, prior to the consummation of the sale of the Company’s equity interest in ValueClick Japan, the realization of such deferred tax assets was not deemed more likely than not. Accordingly, the utilization of the deferred tax assets and the release of the related valuation allowance resulted in a reduction of book income tax expense of $3.2 million in 2004. The sale did not qualify as a discontinued operation given the significance of the Company’s technology services agreement on ValueClick Japan’s continuing operations, and as such, the operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

Pro-forma Results of Operations. The historical operating results of Web Clients, E-Babylon and Pricerunner have not been included in the Company’s historical condensed consolidated operating results prior to their respective acquisition dates. Pro-forma data for the three- and six-month periods ended June 30, 2005 and 2004 as if these acquisitions had been effective as of January 1, 2004, and excluding the results of ValueClick Japan as if the sale had been effective as of January 1, 2004, is as follows (in thousands, except per share data):

	Three-month Period Ended June 30, 2005	Three-month Period Ended June 30, 2004
	(pro-forma)	(pro-forma)
Revenue	$77,026	$53,501
Net income	$9,526	$2,542
Basic net income per common share	$0.11	$0.03
Diluted net income per common share	$0.11	$0.03

	Six-month Period Ended June 30, 2005	Six-month Period Ended June 30, 2004
	(pro-forma)	(pro-forma)
Revenue	$151,579	$105,583
Net income	$19,643	$8,121
Basic net income per common share	$0.23	$0.10
Diluted net income per common share	$0.23	$0.09

Pro-forma results for the three- and six- month periods ended June 30, 2004 include a non-recurring stock compensation charge for Web Clients of $4.9 million.  These pro-forma results of operations are not necessarily indicative of future operating results.

5.             GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment and reporting unit for the six months ended June 30, 2005 were as follows (in thousands):

	Balance at December 31, 2004	Additions (Reductions)	Balance at June 30, 2005
Reportable Segments and Reporting Units:
Affiliate Marketing	$23,452	$(502)	$22,950
Technology	—	—	—
Media:
U.S. domestic media business	2,570	119,867	122,437
Europe media business	14,625	—	14,625
Hi-Speed Media	10,237	1,688	11,925
Total	$50,884	$121,053	$171,937

For the six months ended June 30, 2005, the net increase in goodwill was due to the acquisitions of Web Clients and E-Babylon, Inc. as discussed in Note 4, purchase price additions of $1,688,000 for Hi-Speed Media as a result of contingent cash consideration earned for the six months ended June 30, 2005 and a reduction of $502,000 for Commission Junction relating to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition.

The gross amounts and accumulated amortization of the Company’s other acquired intangible assets as of June 30, 2005 and December 31, 2004 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
June 30, 2005:
Customer, affiliate and advertiser relationships	$42,321	$(5,187)	$37,134
Trademark, trade name and domain name	17,784	(458)	17,326
Developed technology	6,605	(3,245)	3,360
Other	2,434	(392)	2,042
Total intangible assets	$69,144	$(9,282)	$59,862

December 31, 2004:
Customer, affiliate and advertiser relationships	$21,021	$(3,265)	$17,756
Trademark, trade name and domain name	5,684	(276)	5,408
Developed technology	5,085	(2,805)	2,280
Other	454	(250)	204
Total intangible assets	$32,244	$(6,596)	$25,648

For the six months ended June 30, 2005, $32.8 million and $4.1 million were added to the intangible asset balances related to the purchases of Web Clients and E-Babylon, respectively.  Amortization expense for finite-lived intangible assets was $1.4 million and $864,000 for the three months ended June 30, 2005 and 2004, respectively. The Company recognized amortization expense on finite-lived intangible assets of $2.7 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively. Estimated intangible asset amortization expense for the succeeding five years is as follows (in thousands):

Six months ending December 31, 2005	$6,197
2006	$12,220
2007	$10,399
2008	$9,051
2009	$7,897
2010	$5,540
Thereafter	$8,558

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $3.6 million and $3.0 million at June 30, 2005 and December 31, 2004, respectively.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004

Land	$1,470	$—
Building	1,330	—
Computer equipment	26,922	24,778
Furniture and equipment	3,681	2,863
Leasehold improvements	2,148	731
Vehicles	79	41
	35,630	28,413
Less: accumulated depreciation and amortization	(21,819)	(19,842)
Total property and equipment, net	$13,811	$8,571

8.             MARKETABLE SECURITIES AND PLEDGED MARKETABLE SECURITIES

Marketable securities and pledged marketable securities as of June 30, 2005 consisted of marketable debt securities in high-grade corporate and government securities with maturities of less than two years. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities and pledged marketable securities at June 30, 2005 have an aggregate cost of $187.2 million and an estimated fair value of $186.5 million. Marketable securities at December 31, 2004 had an aggregate cost and estimated fair value of $215.5 million and $214.3 million, respectively.  As discussed in Note 9, marketable securities with an aggregate cost of $94.3 million and an estimated fair value of $94.2 million have been pledged as collateral pursuant to a secured borrowing arrangement with a financial institution.

9.             SHORT-TERM DEBT

In June 2005, in connection with the closing of the acquisition of Web Clients as discussed in Note 4, the Company entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a financial institution under which the Company borrowed $91.7 million and pledged securities with an estimated fair value of $94.2 million as collateral.  Under the terms of the Repurchase Agreement, the Company is required to pay interest at the Federal Funds rate plus 30 basis points, 3.55% as of June 30, 2005.  For the quarter ended June 30, 2005, the Company incurred interest expense of approximately $59,000 at an average rate of 3.34%. The repayment term of the amount borrowed under the Repurchase Agreement is open-ended; however, the Company expects to repay the amount borrowed within a twelve-month period.  As such, the obligation under the Repurchase Agreement is classified as a current liability on the Company’s consolidated balance sheet.  Further, the securities pledged as collateral under the Repurchase Agreement are restricted and have been classified as pledged marketable securities on the consolidated balance sheet.

10.          COMMITMENTS AND CONTINGENCIES

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

Legal Action

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The case is pending before the United States District Court, District of Delaware. The complaint alleges that through the use of certain online advertising technologies, B&N infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that it has been named in the patent infringement suit as a result of B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N and is providing legal counsel while fully reserving its legal rights. Moreover, the Company disputes the allegations of wrongdoing in the complaint and intends to defend itself and B&N vigorously in this matter. The Company believes that a contingent loss in this matter is reasonably possible. However, due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company’s consolidated financial statements as of June 30, 2005 or December 31, 2004 related to this matter.

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

11.          RESTRUCTURING AND LEASE EXIT CHARGES

In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010. The Company relocated back to a previously vacated leased facility in November 2004.  When this relocation decision was reached during the second quarter of 2004, the Company reversed $1,003,000 of the related restructuring allowance originally established. As part of the preparation of the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2005, the Company reassessed the status of the leased facility and decided not to exercise a lease buyout provision that would have allowed the Company to terminate the lease. As a result, the Company reversed the remaining restructuring allowance of $588,000 and recorded a corresponding benefit which is reflected in Restructuring expense (benefit), net on the condensed consolidated statements of operations and comprehensive income for the six-month period ended June 30, 2005.

Also in the first quarter of 2005, the Company relocated to new corporate and Affiliate Marketing facilities and vacated several premises that the Company had been occupying under operating leases with varying remaining lease terms.  As of March 31, 2005, the Company recorded a lease exit charge of $386,000 equal to the future lease payments it will continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income.  During the second quarter of 2005, the Company revised its estimate of the net costs to be incurred related to these leased facilities and recorded an additional charge of $206,000 due to changes in the sublease assumptions for one of the vacated facilities.  The total lease exit charge associated with vacating these leased premises has been recorded in Restructuring expense (benefit), net on the condensed consolidated statements of operations and comprehensive income. The following table reflects activity in the lease exit charge accrual during the six-month period ended June 30, 2005 (in thousands):

Lease Exit Charges

Accrual at December 31, 2004	$588
Costs incurred	592
Restructuring allowance reversals	(588)
Cash payments	(261)
Accrual at June 30, 2005	$331

12.          STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares may be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. During the six-month period ended June 30, 2005, the Company repurchased 587,000 shares of its common stock under the Stock Repurchase Program. As of June 30, 2005, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 27.2 million shares of the Company’s common stock for approximately $79.2 million, $75.9 million of which were purchased pursuant to the Stock Repurchase Program. As of June 30, 2005, up to an additional $19.1 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program. All shares have been retired subsequent to their repurchase.

13.          NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2005	2004	2005	2004
Net income	$8,090	$5,514	$16,773	$18,962

Weighted-average common shares outstanding - basic	82,641	79,459	82,471	78,935
Dilutive effect of stock options	2,289	4,357	2,620	4,631
Number of shares used to compute net income per common share - diluted	84,930	83,816	85,091	83,566

Net income per common share:
Basic	$0.10	$0.07	$0.20	$0.24
Diluted	$0.10	$0.07	$0.20	$0.23

Stock options to purchase approximately 1,946,000 and 815,000 shares of common stock during the three months ended June 30, 2005 and 2004, respectively, were outstanding but excluded from the computation of diluted net income per common share because the option exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods. For the six months ended June 30, 2005 and 2004, the number of these antidilutive common stock options excluded from the diluted net income per common share computations were approximately 940,000 and 799,000 shares, respectively.

14.          SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenues from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology. Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, approximating $1.0 million and $2.9 million, respectively, for the three-month period ended June 30, 2005 and $767,000 and $1.8 million, respectively, for the three-month period ended June 30, 2004. Sales of technology and affiliate marketing products made by Media operations outside of the United States were $2.5 million and $5.8 million, respectively, for the six-month period ended June 30, 2005 and $2.2 million and $3.7 million, respectively, for the six-month period ended June 30, 2004.

Management believes that segment gross profit is an appropriate measure of evaluating the performance of the Company’s operating segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue, gross profit and total assets by segment are as follows (in thousands):

	Revenue		Gross Profit		Total Assets
	Three-month Periods Ended June 30,					December 31,
	2005	2004	2005	2004	June 30, 2005	2004

Media	$32,868	$17,376	$20, 016	$8,188	$416,972	$297,380
Affiliate Marketing	17,839	13,063	15,433	10,632	135,748	116,284
Technology	6,224	5,476	4,970	4,232	17,838	16,762
Intercompany eliminations and other	(2,359)	(1,309)	385	138	—	—
Total	$54,572	$34,606	$40,804	$23,190	$570,558	$430,426

	Revenue		Gross Profit
	Six-month Periods Ended June 30,
	2005	2004	2005	2004

Media	$61,801	$35,407	$37,110	$17,252
Affiliate Marketing	36,502	27,492	31,602	22,725
Technology	12,461	11, 064	9,816	8,655
Intercompany eliminations and other	(4,778)	(2,648)	385	138
Total	$105,986	$71,315	$78,913	$48,770

The Company’s operations are domiciled in the United States with operations in Europe through wholly-owned subsidiaries. Prior to March 26, 2004, the Company had operations in Japan through its majority-owned subsidiary, ValueClick Japan. The Company sold its equity interest of approximately 59% in ValueClick Japan on March 26, 2004 and the operating results of ValueClick Japan are included in the Company’s operating results through the date of disposition.

The Company’s geographic information is as follows (in thousands):

	Revenue
	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2005	2004	2005	2004

United States	$45,949	$30,093	$88,190	$60,457
Europe	10,982	5,822	22,574	11,700
Japan	—	—	—	1,806
Intercompany eliminations and other	(2,359)	(1,309)	(4,778)	(2,648)
Total	$54,572	$34,606	$105,986	$71,315

For the three- and six-month periods ended June 30, 2005 and 2004, no customer comprised more than 10% of total revenue. At June 30, 2005 and December 31, 2004, no customer comprised more than 10% of accounts receivable.

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

Overview

We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/Web advertising, search marketing, email marketing, lead generation marketing, comparison-shopping, promotional and industry-focused online content, and affiliate marketing. Additionally, we provide software that assists advertising agencies and other companies with information management regarding their financial, workflow, and offline media planning and buying processes. The broad range of products and services that we provide enables our customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining our media, affiliate marketing and technology offerings with our experience in both online and offline marketing, we help our customers around the world optimize their marketing campaigns both on the Internet and through offline media.

We acquired Web Marketing Holdings, Inc. (“Web Clients”), completed on June 24, 2005, E-Babylon, Inc. (“E-Babylon”), completed on June 13, 2005, and Pricerunner AB (“Pricerunner”), completed on August 6, 2004.  The results of operations of E-Babylon and Pricerunner have been included in our consolidated results of operations beginning June 1, 2005 and August 1, 2004, respectively.  The results of operations of Web Clients will be included in our consolidated results of operations beginning July 1, 2005.  On March 26, 2004, we sold our 59% equity interest in ValueClick Japan and recorded a one-time gain from the sale of $8.0 million.  The results of operations for ValueClick Japan, including this one-time gain, are included in our consolidated results of operations through the date of its divestiture.  Note 4 to our condensed consolidated financial statements (unaudited) included in this Form 10-Q provides the pro-forma revenue, net income, and basic and diluted net income per common share for the three- and six- month periods ended June 30, 2005 and 2004 as if these transactions occurred as of January 1, 2004.

We derive our revenue from three reportable business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA—Our Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, Pricerunner, completed in August 2004, Web Clients, completed in June 2005, and E-Babylon, completed in June 2005.

We offer advertisers and agencies a range of online media solutions in the categories of display/Web advertising, email marketing, lead generation marketing, search marketing, comparison-shopping, and promotional and industry-focused online content. To accomplish this, we have partnered with thousands of online publishers to provide advertisers and agencies with access to one of the largest and most reputable online advertising networks and we have employed rigorous network quality control and advanced proprietary targeting technology. We also sell a limited number of consumer products directly to end-user consumers through a small number of our own e-commerce websites.

Our Media services are sold on a variety of pricing models, including cost-per-thousand-impression (“CPM”), cost-per-click (“CPC”), cost-per-lead (“CPL”), and cost-per-action (“CPA”).

AFFILIATE MARKETING—Our Affiliate Marketing segment operates through our wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003. In March 2004, Be Free and Commission Junction were integrated and we market our affiliate marketing offerings under the Commission Junction brand name.

Our affiliate marketing business offers technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, our affiliate marketing services enable our advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s website(s); analyze the effectiveness of the offers and affiliate partners; and track the commissions due to their affiliate partners. We do not use any form of SPAM or Spyware and we have policies to prohibit abusive Internet behavior, including the use of SPAM and Spyware, by our publisher partners.

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

Our Mediaplex subsidiary is an applications service provider (“ASP”) offering technology infrastructure tools and services that enable advertisers, advertising agencies and online publishers to implement and manage their own online display advertising and email campaigns. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s revenues are primarily derived from software access and use charges. These fees vary based on the client’s use of the technology.

Mediaplex Systems is an ASP delivering high-quality, Web-based information management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contracted service periods.

Revenue and gross profit by segment are listed in the following table (in thousands). Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, approximating $1.0 million and $2.9 million, respectively, for the three-month period ended June 30, 2005 and $767,000 and $1.8 million, respectively, for the three-month period ended June 30, 2004. Sales of technology and affiliate marketing products made by Media operations outside of the United States were $2.5 million and $5.8 million, respectively, for the six-month period ended June 30, 2005 and $2.2 million and $3.7 million, respectively, for the six-month period ended June 30, 2004.

	Revenue		Gross Profit
	Three-month Periods Ended June 30,
	2005	2004	2005	2004
Media	$32,868	$17,376	$20,016	$8,188
Affiliate Marketing	17,839	13,063	15,433	10,632
Technology	6,224	5,476	4,970	4,232
Intercompany eliminations and other	(2,359)	(1,309)	385	138
Total	$54,572	$34,606	$40,804	$23,190

	Revenue		Gross Profit
	Six-month Periods Ended June 30,
	2005	2004	2005	2004
Media	$61,801	$35,407	$37,110	$17,252
Affiliate Marketing	36,502	27,492	31,602	22,725
Technology	12,461	11,064	9,816	8,655
Intercompany eliminations and other	(4,778)	(2,648)	385	138
Total	$105,986	$71,315	$78,913	$48,770

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

Revenue. Consolidated net revenue for the three-month period ended June 30, 2005 was $54.6 million, representing a 57.7% increase over the same period in 2004 of $34.6 million.

Media segment revenue increased 89.2% to $32.9 million for the three-month period ended June 30, 2005 compared to $17.4 million for the same period in 2004. The increase of $15.5 million in Media segment revenue was attributable to the acquisitions of Pricerunner in August 2004 and E-Babylon in June 2005, accounting for $5.5 million of the increase, and the remaining increase was due to organic growth in both our U.S. and European media operations.  The operating results of Web Clients, acquired at the end of June 2005, have not been included in the results of operations for the three months ended June 30, 2005.  With the acquisition of Web Clients, the acquisition of E-Babylon and the overall growth in online marketing, we expect our Media segment revenue to continue to increase.

Affiliate Marketing segment revenue increased to $17.8 million for the three-month period ended June 30, 2005 compared to $13.1 million in the same period in 2004. This increase of $4.7 million, or 36.6%, was due to an increase in the number of key accounts and an increase in transaction volumes associated with these accounts.

Technology segment revenue was $6.2 million for the three-month period ended June 30, 2005 compared to $5.5 million for the same period in 2004, an increase of $748,000, or 13.7%.  The increase in revenue was primarily related to new client wins and increased volumes of ad serving for existing clients during the quarter ended June 30, 2005.  Technology segment revenue is highly concentrated with a few significant customers.  A loss of one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that revenue will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue. Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers on ValueClick’s consolidated networks. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Consolidated cost of revenue was $13.8 million for the three-month period ended June 30, 2005 compared to $11.4 million for the same period in 2004, an increase of $2.4 million, or 20.6%. The consolidated gross profit margin improved to 74.8% for the three-month period ended June 30, 2005 compared to 67.0% for the same period in 2004 due to margin improvements in all of our segments.

Cost of revenue for the Media segment increased $3.7 million to $12.9 million for the three-month period ended June 30, 2005 compared to $9.2 million for the same period in 2004. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross profit margin of 60.9% for the three-month period ended June 30, 2005 compared to 47.1% for the same period in 2004 reflects a greater mix of higher-margin e-commerce and online comparison-shopping revenue in the second quarter of 2005.  However, Web Clients, acquired in late June 2005, generates a lower overall gross profit margin than the Company’s historical gross profit margin.  As such, the inclusion of the operating results of Web Clients, effective July 1, 2005, is expected to result in a decrease in the Media segment gross profit margin.

Cost of revenue for the Affiliate Marketing segment remained flat at $2.4 million for the three-month periods ended June 30, 2005 and 2004. Our Affiliate Marketing gross profit margin increased to 86.5% for the second quarter of 2005 from 81.4% for the same period in 2004. This was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting significantly higher revenue levels.  As the gross profit margin for the Affiliate Marketing segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross profit margin.

Technology segment cost of revenue remained flat at approximately $1.3 million for the three-month periods ended June 30, 2005 and June 30, 2004 while the gross profit margin increased to 79.9% in the three-month period ended June 30, 2005 from 77.3% in the three-month period ended June 30, 2004. This increase in gross profit margin was due to the operating leverage associated with the higher revenue achieved in the current year period.   As the gross profit margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross profit margin.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing, network development and related support teams, internet traffic acquisition costs, sales commissions, travel, advertising, trade shows, and marketing materials. Sales and marketing expenses for the three-month period ended June 30, 2005 were $15.0 million compared to $7.2 million for the same period in 2004, an increase of $7.8 million, or 109.0%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing expenses of approximately $3.0 million for Pricerunner, acquired in August 2004, and E-Babylon, acquired in June 2005, increases in our advertising, marketing and traffic acquisition costs of approximately $3.4 million related to our e-commerce and lead-generation activities, and increases in our worldwide sales staff. Our sales and marketing costs as a percentage of revenue increased to 27.6% for the three-month period ended June 30, 2005 compared to 20.8% for the same period in 2004, primarily driven by the higher advertising, marketing and traffic acquisition costs described above. We expect these costs to continue to increase as a result of our recent acquisitions of E-Babylon and Web Clients, the recent launch of Pricerunner in the United States and the expected overall growth in our business.

General and Administrative. General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, and professional service fees. General and administrative expenses increased to $8.7 million for the three-month period ended June 30, 2005 compared to $5.9 million for the same period in 2004, an increase of $2.8 million, or 46.4%. General and administrative expenses increased primarily due to the inclusion of general and administrative expenses of approximately $1.0 million for Pricerunner and E-Babylon, and increased salary costs to support both the growth in our business and compliance with Sarbanes-Oxley.  As a result of our recent acquisitions of E-Babylon and Web Clients and the expected overall growth in our business, we expect higher general and administrative costs in future periods.

Technology. Technology costs include expenses associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. Technology costs for the three-month period ended June 30, 2005 were $4.7 million compared to $4.2 million for the same period in 2004, an increase of $510,000, or 12.2%. The increase in technology expenses was due primarily to the acquisition of Pricerunner, offset by cost savings related to the consolidation of facilities that house our affiliate marketing computing infrastructure.

Stock-Based Compensation. Stock-based compensation reflects the amortization of the intrinsic value of unvested options assumed in purchase business combinations. Stock-based compensation expense for the three-month period ended June 30, 2005 amounted to $45,000 compared to $174,000 for the three-month period ended June 30, 2004. Stock-based compensation expense decreased $129,000, or 74.1%, due primarily to our amortization method under Financial Interpretation No. 28 (“FIN 28”) that charges a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period. The adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, will increase overall stock-based compensation beginning with the first quarter of 2006 as a result of using the fair value method for all stock option grants. The magnitude of the impact to stock-based compensation on future periods as a result of the adoption of SFAS No. 123R cannot be predicted at this time as it is dependent upon, among other factors, the fair value and number of share-based payments granted in the future, as well as the structure of future stock option grants.

Amortization of Intangible Assets. Amortization of intangible assets for the three-month period ended June 30, 2005 was $1.4 million compared to $864,000 in the second quarter of 2004. This principally represents the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the second quarter of 2004 was due to the intangible assets purchased in the Pricerunner and E-Babylon acquisitions. We anticipate a higher level of amortization expense in future years as a result of the intangible assets acquired in the current period.

Restructuring Expense (Benefit), net. For the quarter ended June 30, 2005, we incurred additional net restructuring charges of $206,000 related to changes in certain sublease assumptions related to facilities that were vacated during the first quarter of 2005. During the second quarter of 2004, we reversed a previously established restructuring allowance of $1.0 million as a result of a decision to relocate back to a facility originally vacated in 2002 which was reoccupied in the fourth quarter of 2004.  We may incur additional restructuring charges in the future if we are required to make additional changes to sublease assumptions related to these vacated facilities.

Interest Income, net. Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on capital lease obligations and short-term debt. Interest income, net, was $1.4 million for the three-month period ended June 30, 2005 compared to $843,000 for the same period in 2004. The increase is primarily attributable to the effects of increasing average investment yields from 2004 as a result of interest rate increases from mid-2004 through the second quarter of 2005.  We expect our net interest income to decrease in the subsequent twelve month period as a result of interest expense incurred on our outstanding short-term debt and as our net cash, cash equivalents and marketable securities balance has decreased as a result of recent acquisitions.

Provision for Income Taxes. For the three-month period ended June 30, 2005, we recorded a provision for income taxes of $4.0 million compared to $1.2 million for the same period in 2004. The increase in the effective tax rate for the three-month period ended June 30, 2005 to 33.3% from 17.7% in the same period of the prior year is primarily due to the timing of the reversal of deferred tax asset valuation allowances.  Additionally, the higher effective tax rate for the second quarter of 2005 as compared to the same period in the prior year reflects the relatively higher profit contribution from our domestic operations that are subject to higher tax rates than our international operations. In periods prior to December 31, 2004, we had fully reserved the majority of our long-term deferred tax assets based on an assessment that indicated it was not more likely than not that we would be able to utilize these deferred tax assets.  However, as of December 31, 2004, based upon factors including, but not limited to: our history of achieving operating objectives; the achievement of net income in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, we determined, primarily with the exception of net operating loss and capital loss carryforwards expected to expire before they are utilized and certain foreign net operating loss carryforwards, that it is more likely than not that a substantial portion of our deferred tax assets will be realized. The effective income tax rate reflects our anticipated pre-tax profitability and taxable income by tax jurisdiction. Income taxes for interim periods are computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.  We expect our effective income tax rate for the twelve-month period ended December 31, 2005 to be approximately 38.9% based on the current mix of profit contribution from our domestic operations.  If our domestic businesses grow faster than our foreign businesses, we may be subject to increasing effective income tax rates as a result of the relatively higher domestic tax rates as compared to foreign jurisdictions. The effective income tax rate for the three-month period ended June 30, 2005 of 33.3% is lower than the expected full-year effective income tax rate due primarily to a change, the impact of which was reflected in the second quarter of 2005, in the Federal income tax rate used to measure our deferred tax assets.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

Revenue. Consolidated net revenue for the six-month period ended June 30, 2005 was $106.0 million, representing a 48.6% increase over the same period in 2004 of $71.3 million.

Media segment revenue increased 74.5% to $61.8 million for the six-month period ended June 30, 2005 compared to $35.4 million for the same period in 2004. The increase of $26.4 million in Media segment revenue was largely attributable to the acquisitions of Pricerunner and E-Babylon, accounting for $9.2 million of the increase, and the remaining increase was due to organic growth in both our U.S. and European media operations.  The operating results of Web Clients, acquired at the end of June 2005, have not been included in the results of operations for the six-month period ended June 30, 2005.  With the acquisition of Web Clients, the acquisition of E-Babylon and the overall growth in online marketing, we expect our Media segment revenue to continue to increase.

Affiliate Marketing segment revenue increased to $36.5 million for the six-month period ended June 30, 2005 compared to $27.5 million in the same period in 2004. This increase of $9.0 million, or 32.8%, represents core growth primarily driven by an increase in the number of key accounts and an increase in transaction volumes associated with these accounts.

Technology segment revenue was $12.5 million for the six-month period ended June 30, 2005 compared to $11.1 million for the same period in 2004, an increase of $1.4 million, or 12.6%.  The increase in revenue was primarily related to new client wins and increased volumes of ad serving for existing clients during the six months ended June 30, 2005.  Technology segment revenue is highly concentrated with a few significant customers.  A loss of one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that revenue will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue. Consolidated cost of revenue was $27.1 million for the six-month period ended June 30, 2005 compared to $22.5 million for the same period in 2004, an increase of $4.6 million, or 20.1%. The consolidated gross profit margin improved to 74.5% for the six-month period ended June 30, 2005 compared to 68.4% for the same period in 2004 due to margin improvements in all of our segments.

Cost of revenue for the Media segment increased $6.5 million to $24.7 million for the six-month period ended June 30, 2005 compared to $18.2 million for the same period in 2004. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross profit margin of 60.0% for the six-month period ended June 30, 2005 compared to 48.7% for the same period in 2004 reflects a greater mix of higher-margin e-commerce and online comparison-shopping revenue in 2005.  However, Web Clients, acquired in late June 2005, generates a lower overall gross profit margin than the Company’s historical gross profit margin.  As such, the inclusion of the operating results of Web Clients, effective July 1, 2005, is expected to result in a decrease in the Media segment gross profit margin.

Cost of revenue for the Affiliate Marketing segment increased to $4.9 million for the six-month period ended June 30, 2005 compared to $4.8 million for the same period in 2004. Our Affiliate Marketing gross profit margin increased to 86.6% for the first six months of 2005 from 82.7% for the same period in 2004. This increase was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting significantly higher revenue levels.  As the gross profit margin for the Affiliate Marketing segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross profit margin.

Technology segment cost of revenue of $2.6 million for the six-month period ended June 30, 2005 increased by $236,000 from the same period in 2004 due to higher depreciation expense as a result of new capital equipment additions to our computing infrastructure. The impact of this increased depreciation expense was offset by the operating leverage achieved from the higher revenue levels and, as a result, our Technology segment gross profit margin remained relatively flat at 78.8% for the six-month period ended June 30, 2005 compared to 78.2% for the six-month period ended June 30, 2004. As the gross profit margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross profit margin.

Sales and Marketing. Sales and marketing expenses for the six-month period ended June 30, 2005 were $26.4 million compared to $14.6 million for the same period in 2004, an increase of $11.8 million, or 80.1%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing expenses of approximately $4.3 million for Pricerunner, acquired in August 2004, and E-Babylon, acquired in June 2005, increases in our advertising, marketing and traffic acquisition costs of approximately $5.4 million related to our e-commerce and lead-generation activities, and increases in our worldwide sales staff. Our sales and marketing costs as a percentage of revenue increased to 24.9% for the six-month period ended June 30, 2005 compared to 20.5% for the same period in 2004, primarily driven by the higher advertising, marketing and traffic acquisition costs described above. We expect these costs to continue to increase as a result of our recent acquisitions of E-Babylon and Web Clients, the recent launch of Pricerunner in the United States and the expected overall growth in our business.

General and Administrative. General and administrative expenses increased to $17.2 million for the six-month period ended June 30, 2005 compared to $12.6 million for the same period in 2004, an increase of $4.6 million, or 36.9%. General and administrative expenses increased primarily due to the inclusion of general and administrative expenses of approximately $1.7 million for Pricerunner and E-Babylon, an increase in professional services costs relating to Sarbanes-Oxley compliance of $412,000, increased rent expense of $432,000 associated with our relocation to new facilities in the first quarter of 2005, and higher salary costs to support both the growth in our business and compliance with Sarbanes-Oxley. As a result of our recent acquisitions of E-Babylon and Web Clients, we expect higher general and administrative costs in future periods.

Technology. Technology costs for the six-month period ended June 30, 2005 were $9.1 million compared to $8.3 million for the same period in 2004, an increase of $837,000, or 10.2%. The increase in technology expenses was due primarily to the acquisition of Pricerunner, offset by the sale of our equity interest in ValueClick Japan and cost savings related to the consolidation of facilities that house our affiliate marketing computing infrastructure.

Stock-Based Compensation.  Stock-based compensation expense for the six-month period ended June 30, 2005 amounted to $99,000. The decrease in stock-based compensation from $412,000 for the six-month period ended June 30, 2004 is primarily due to our amortization method under FIN 28 that charges a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period. As discussed earlier in this section, we will be adopting SFAS No. 123R in the first quarter of 2006. At this time, the magnitude of the impact to stock-based compensation on future periods as a result of the adoption of SFAS No. 123R cannot be predicted as it is dependent upon, among other factors, the fair value and number of share-based payments granted in the future, as well as the structure of future stock option grants.

Amortization of Intangible Assets. Amortization of intangible assets for the six-month period ended June 30, 2005 was $2.7 million compared to $1.7 million for the same period in 2004. This principally represents the amortization of intangible assets acquired through business combinations and purchased intellectual property. The increase compared to the same period in 2004 was primarily due to the intangible assets purchased in the Pricerunner and E-Babylon acquisitions. We anticipate a higher level of amortization expense in future years as a result of the intangible assets acquired in the current period.

Restructuring Expense (Benefit), net. During the second quarter of 2004, we reversed a previously established restructuring allowance of $1.0 million as a result of a decision to relocate back to a facility originally vacated in 2002 which was reoccupied in the fourth quarter of 2004. During the first quarter of 2005, we reversed the remaining restructuring allowance of $588,000, based on a decision made not to exercise a lease buyout provision that would have allowed us to terminate this lease. Additionally, in the first quarter of 2005, we relocated to new corporate and affiliate marketing facilities and vacated several premises that we had been occupying under operating leases with varying remaining lease terms.  As of June 30, 2005, we have a remaining liability equal to the future lease payments we will continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income.  The lease exit charge, associated with vacating these leased premises, during the six months ended June 30, 2005 was $592,000.   We may incur additional restructuring charges in the future if we are required to make changes to sublease assumptions related to our vacated facilities.

Gain on Sale of Equity Interest in Japan Subsidiary.  Gain on sale of the equity interest in our Japan subsidiary for the six-month period ended June 30, 2004 was $8.0 million, which represents the pre-tax gain recognized from the sale of our equity interest of approximately 59% in ValueClick Japan, Inc. in March 2004, net of related transaction expenses.

Interest Income, net.  Interest income, net, was $2.8 million for the six-month period ended June 30, 2005 compared to $1.5 million for the same period in 2004. The increase of $1.3 million is primarily attributable to the effects of increasing average investment yields from 2004 as a result of interest rate increases from mid-2004 through the second quarter of 2005.  We expect our net interest income to decrease in the subsequent twelve month period as a result of interest expense incurred on our outstanding short-term debt and as our net cash, cash equivalents and marketable securities balance has decreased as a result of recent acquisitions.

Provision for Income Taxes. For the six-month period ended June 30, 2005, we recorded a provision for income taxes of $9.5 million compared to $2.9 million for the same period in 2004. The increase in the effective tax rate for the six-month period ended June 30, 2005 to 36.1% from 13.3% in the same period of the prior year is primarily due to the timing of the reversal of deferred tax asset valuation allowances. Additionally, the higher effective tax rate for the six months ended June 30, 2005, as compared to the same period in the prior year, reflects the increasing profit contribution from our domestic operations that are subject to relatively higher tax rates than our international operations. In periods prior to December 31, 2004, we had fully reserved the majority of our long-term deferred tax assets based on an assessment that indicated it was not more likely than not that we would be able to utilize these deferred tax assets.  However, as of December 31, 2004, based upon factors including, but not limited to: our history of achieving operating objectives; the achievement of net income in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, we determined, primarily with the exception of net operating loss and capital loss carryforwards expected to expire before they are utilized and certain foreign net operating loss carryforwards, that it is more likely than not that a substantial portion of our deferred tax assets will be realized. The effective income tax rate reflects our anticipated pre-tax profitability and taxable income by tax jurisdiction. The taxable gain from the sale of our equity interest in ValueClick Japan of $8.0 million in 2004 was fully offset by the anticipated utilization of capital loss carryforwards generated by the Company in prior years.  Income taxes for interim periods are computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.  We expect our effective income tax rate for the twelve-month period ended December 31, 2005 to be approximately 38.9% based on the current mix of profit contribution from our domestic operations. If our domestic businesses grow faster than our foreign businesses, we may be subject to increasing effective income tax rates as a result of the relatively higher domestic tax rates as compared to foreign jurisdictions. The effective income tax rate for the six-month period ended June 30, 2005 of 36.1% is lower than the expected full-year effective income tax rate due primarily to a change, the impact of which was reflected in the second quarter of 2005, in the Federal income tax rate used to measure our deferred tax assets.

Minority Share of Loss of Consolidated Subsidiary.  Minority share of the loss of ValueClick Japan was $130,000 for the six-month period ended June 30, 2004. Prior to its sale in March 2004, we accounted for our equity interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income generated or losses incurred by ValueClick Japan. On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd.

Liquidity and Capital Resources

Since our inception and through the first quarter of 2005, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. In June 2005, we borrowed $91.7 million under a Master Repurchase Agreement with a major financial institution to finance the acquisition of Web Clients, which closed in June 2005.  At June 30, 2005, our combined cash and cash equivalents and marketable securities balances totaled $220.8 million, of which $94.2 million is pledged as collateral under the Master Repurchase Agreement.  See Short-Term Debt below for further information on the Master Repurchase Agreement.

Net cash provided by operating activities totaled $30.9 million for the six months ended June 30, 2005 compared to $18.5 million in 2004. The increase from 2004 was due primarily to an increase in income from operations of $11.3 million.

Net cash used in investing activities for the six months ended June 30, 2005 of $112.8 million was primarily the result of the acquisitions of E-Babylon, Inc. and Web Marketing Holdings, Inc. which resulted in total cash payments of $135.3 million, net of cash acquired.  We also made purchases of property and equipment totaling $3.7 million and paid additional consideration of $1.9 million related to our acquisition of Hi-Speed Media in December 2003. The cash used for these activities was partially offset by net sales and maturities of marketable securities of $28.2 million.  The net cash used in investing activities for the six months ended June 30, 2004 was primarily the result of net purchases of marketable securities and purchases of equipment, offset by net proceeds from the sale of the Company’s equity interest in ValueClick Japan of $2.4 million.

Net cash provided by financing activities of $89.5 for the six months ended June 30, 2005 was primarily the result of $91.7 million received under a Master Repurchase Agreement with a major financial institution as described more fully below under Short-Term Debt.  An additional $3.6 million was attributable to proceeds received from the exercises of common stock options.  These proceeds were offset by $5.7 million used to repurchase our common stock under our stock repurchase program as described below under Stock Repurchase Program.  Net cash provided by financing activities for the six months ended June 30, 2004 of $5.8 million was primarily attributable to proceeds received from the exercises of common stock options.

Short-Term Debt

In June 2005, in connection with the closing of the acquisition of Web Clients as discussed in Note 4, we entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a major financial institution under which we borrowed $91.7 million and pledged marketable securities with a fair value of $94.2 million as collateral.  Under the terms of the Repurchase Agreement, the Company is required to pay interest at the Federal Funds rate plus 30 basis points, 3.55% as of June 30, 2005. For the quarter ended June 30, 2005, the Company incurred interest expense of approximately $59,000 at an average rate of 3.34%. The repayment term of the amount borrowed under the Repurchase Agreement is open-ended and we can repay the debt at any time without penalty.  We expect to repay the amount borrowed within a twelve-month period with a combination of cash generated from operations as well as proceeds from the sale or maturity of marketable securities.  As such, the obligation under the Repurchase Agreement is classified as a current liability on the consolidated balance sheet.  Further, the securities pledged as collateral under the Repurchase Agreement have been classified as pledged marketable securities on the consolidated balance sheet.

Stock Repurchase Program

In September 2001, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares may be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. During the six-month period ended June 30, 2005, the Company repurchased 587,000 shares of its common stock under the Stock Repurchase Program. As of June 30, 2005, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 27.2 million shares of the Company’s common stock for approximately $79.2 million, $75.9 million of which were purchased pursuant to the Stock Repurchase Program. As of June 30, 2005, up to an additional $19.1 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program. All shares have been retired subsequent to their repurchase.

Commitments and Contingencies

As of June 30, 2005, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010.  During the first quarter of 2005, we relocated to new corporate and affiliate marketing facilities. Total obligations over the next five years under these new lease commitments approximate $7.3 million. Other than these new lease commitments and the short-term debt, there have been no significant changes to our commitments in the six-month period ended June 30, 2005.

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

We believe that our existing cash and cash equivalents and our marketable securities are sufficient to meet our anticipated cash needs for working capital, short-term debt servicing and capital expenditures for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Our Media segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for our e-commerce business, when consumer products are shipped, provided that no significant obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed and determinable. Additionally, consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we recognize revenue as a principal in media transactions. Accordingly, revenue is recognized on a gross basis and corresponding publisher expenses are recorded as a component of cost of revenue.

Our Affiliate Marketing and Technology segments revenue is generated primarily from fixed fees for campaign management services, application management services and professional services. Campaign management services revenue and professional services revenue is recognized when the related services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and the fees are fixed and determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and the fees are fixed and determinable. Application management services provide customers rights to access software applications, hardware for the application access and customer service. Our customers do not have the right to take possession of the software at any time during or after the hosting agreement. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position (“SOP”) 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” our revenue recognition for our Affiliate Marketing and Technology segments is outside the scope of SOP No. 97-2, “Software Revenue Recognition.” Additionally, consistent with the provisions of EITF Issue No. 99-19, the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any publisher expenses are the responsibility of the Company’s advertising customer. Contracts for application management services that exceed designated minimum monthly, quarterly or annual volume usage are recognized as revenue in the month, quarter or year in which minimum volume is exceeded.

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

During the six months ended June 30, 2005 and 2004, we recorded a provision for sales returns of approximately $2.6 million and $1.2 million, respectively, as a reduction to our revenue. The increase in the provision for sales returns is a result of higher affiliate marketing revenue and e-commerce revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the June 30, 2005 allowance for sales returns of less than $100,000 and a corresponding reduction in revenue for the six-month period then ended.

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

As of June 30, 2005 and December 31, 2004, we recorded an allowance for doubtful accounts of $3.6 million and $3.0 million, respectively.  The June 30, 2005 allowance for doubtful accounts represents a reserve percentage of 8% of our gross accounts receivable balance of $47.5 million. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the June 30, 2005 allowance for doubtful accounts of approximately $475,000 and a corresponding decrease in our operating income for the six-month period then ended.

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

As of June 30, 2005, we have net unrealized losses of $767,000 on a marketable securities portfolio with a total fair value of $186.5 million. Our marketable securities portfolio consists of high-grade corporate and government agencies obligations. Management has determined that the unrealized losses as of June 30, 2005 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of June 30, 2005, if the determination was made that the current decline in market value of certain investments was other than temporary, the related impairment charge could be as much as $767,000. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of bond issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater that this amount.

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

In annual and quarterly periods prior to December 31, 2004, based upon both positive and negative evidence available, we had determined it was more likely than not that certain of our deferred tax assets were not realizable. Accordingly, we fully reserved certain of our deferred tax assets. In the fourth quarter of 2004, based on factors including, but not limited to: our history of achieving operating objectives; the achievement of net income beginning in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, we determined that it is more likely than not that we will be able to realize a substantial portion of our deferred tax assets. At December 31, 2004, we reversed $67.4 million of the valuation allowance. As of June 30, 2005, we have net deferred tax assets of $52.1 million.  Should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would reduce income in the period such determination was made.

•      Impairment of Goodwill and Intangible Assets.   Our long-lived assets include goodwill and other intangible assets with net balances of $171.9 million and $59.9 million, respectively, as of June 30, 2005. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st and between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2004 and June 30, 2005, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: the U.S. domestic media business (excluding Hi-Speed Media); the Europe media business; and Hi-Speed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include the selection and application of appropriate earnings multiples. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger goodwill impairment. Based on our goodwill impairment testing for the year ended December 31, 2004, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of, and during the quarter ended, June 30, 2005 that would have required us to perform an interim test for impairment on our goodwill.

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

•      Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three- and six-month periods ended June 30, 2005 and 2004, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities as well as the interest paid on our short-term debt. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and short-term debt. We have not used derivative financial instruments in our investment portfolio. We invest a portion of our excess cash in debt instruments of high-quality corporate issuers, municipal and government agencies and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate, interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Marketable securities, including those pledged against our short-term debt, as of June 30, 2005 consisted of marketable debt securities in investment-grade corporate and government agencies securities with maturities of less than two years. As of June 30, 2005, our investments in marketable securities had a weighted-average time to maturity of approximately 326 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of June 30, 2005, unrealized losses in our investments in marketable securities aggregated $767,000.

During the quarter ended June 30, 2005, our investments in marketable securities yielded an effective interest rate of 2.3%. If interest rates were to decrease 100 basis points on a sustained, parallel basis, the result would be an annual decrease in our interest income related to our marketable securities of approximately $1.9 million. However, due to the uncertainty of the actions that would be taken in such a scenario and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

As of June 30, 2005, we have $91.7 million outstanding under a Master Repurchase Agreement with a financial institution.  Under the terms of the Master Repurchase Agreement, we are required to pay interest at the Federal Funds rate plus 30 basis points, 3.55% as of June 30, 2005.  If the Federal Funds rate were to increase 100 basis points on a sustained, parallel basis, the result would be an annual increase in our interest expense of $917,000, assuming that the current outstanding balance is not repaid during this period.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is related to revenue and operating expenses for our European subsidiaries, which denominate their transactions primarily in U.K. Pounds, Euros and Swedish Krona. The effect of foreign currency exchange rate fluctuations for the three- and six-month periods ended June 30, 2005 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result would be a reduction in revenue of approximately $4.5 million, a reduction in income before income taxes of approximately $0.5 million and a reduction of net assets, excluding intercompany balances, of approximately $2.1 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2005, we had $17.0 million in cash and cash equivalents denominated in foreign currencies, primarily the U.K. Pound and Swedish Krona.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. We consummated the acquisitions of Search123, Commission Junction, Hi-Speed Media, Pricerunner,  E-Babylon, and Web Clients on May 30, 2003, December 7, 2003, December 17, 2003, August 6, 2004, June 13, 2005 and June 24, 2005, respectively. Because of the number of acquisitions we completed in the past several years, the differences in the customer base and functionality of Search123, Commission Junction, Hi-Speed Media, Pricerunner, E-Babylon, and Web Clients and our products, these acquisitions may present materially higher product, marketing, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

If we finance future acquisitions by using equity or convertible debt securities, this would dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions, could have an adverse effect on the results of our operations. In addition, we may pay more for an acquisition than the acquired products, services, technology or businesses are ultimately worth.

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

WE MIGHT NOT REMAIN PROFITABLE.

Although we achieved profitability in 2003, 2004 and in the first two quarters of 2005, events could arise that prevent us from achieving net income in future periods.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 60.2% and 58.3% of our revenue for the quarter and six months ended June 30, 2005, respectively, in part by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions, such as CPM, CPC, CPL or CPA, and companies that offer pay-per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Direct Response and Linkshare, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. We also compete with pay-per-click search companies such as Overture, recently acquired by Yahoo, Google and FindWhat.com. In addition, we now compete in the online comparison-shopping market with focused comparison-shopping websites such as Shopping.com, Kelkoo (which was recently acquired by Yahoo), NexTag, and Pricegrabber, and with search engines and portals such as Yahoo, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantages compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

The successful integration of the companies we have acquired will depend in part on the retention of personnel critical to our combined business and operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, technical, sales, and customer support personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts, and natural disasters. We lease server space in El Segundo and Sunnyvale, California, Louisville, Kentucky, Mechanicsburg, Pennsylvania, and Stockholm, Sweden. Therefore, any of the above factors affecting the Los Angeles, Sunnyvale, Louisville or Stockholm, Sweden areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our back-up system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

•            fluctuations in click, lead, action, and impression rates;

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

IF WE DO NOT SUCCESSFULLY DEVELOP OUR INTERNATIONAL STRATEGY, OUR REVENUE AND CASH FLOWS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000 and Sweden in 2004. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

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

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, MEDIAPLEX SYSTEMS, COMMISSION JUNCTION, HI-SPEED MEDIA, SEARCH123,  PRICERUNNER, AND WEB CLIENTS TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUE, OUR BUSINESS MAY FAIL.

Our future revenue is likely to be dependent on the acceptance by clients of the use of our technologies. If these technologies do not perform as anticipated or otherwise do not attract clients to use our services, our operations will suffer. In addition, we may incur significant expenses in the future enhancing our existing and purchased technologies. If our revenue generated from the use of our technologies does not cover these development costs, our results of operations and financial condition would suffer.

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

If the sales and implementation cycle of our technology products and services are delayed, our revenue will likewise be delayed. Our sales and implementation cycles are lengthy, causing us to recognize revenue long after our initial contact with a prospective client. During our sales effort, we spend significant time educating prospective clients on the use and benefits of our products and services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months to over one year for our larger clients. The sales cycle for our message management services and media management applications is likely to be longer than the sales cycle for competitors because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients’ budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our applications, and the complexity of clients’ advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of a client agreement.

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

We generally enter into confidentiality or license agreements with our employees, consultants, vendors, clients, and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our services or technologies. Our precautions may not prevent misappropriation of our services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Kentucky, Pennsylvania, and Sweden, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the CAN-SPAM Act of 2003, H.R. 29 (the “Spy Act”), as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technologies in a manner that is not in compliance with these laws or their own stated privacy standards.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls over financial reporting.  As a result of our assessment of our internal controls over financial reporting as of December 31, 2004, we determined that we had a material weakness in our internal controls over financial reporting related to the application of GAAP to our accounting for income taxes.  We have taken steps to remediate this control deficiency and had corrected this material weakness as of March 31, 2005.  In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our stock price may decline.

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

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The case is pending before the United States District Court, District of Delaware. The complaint alleges that through the use of certain online advertising technologies, B&N infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that it has been named in the patent infringement suit as a result of B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N and is providing legal counsel while fully reserving its legal rights. Moreover, we dispute the allegations of wrongdoing in the complaint and intend to defend ourselves and B&N vigorously in this matter. We believe that a contingent loss in this matter is reasonably possible. However, due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company’s consolidated financial statements as of June 30, 2005 or December 31, 2004 related to this matter.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Unregistered Sales of Securities – On June 24, 2005, the Company issued 1,804,032 shares of ValueClick common stock in connection with its acquisition of Web Marketing Holdings, Inc.

Purchases of Equity Securities – The table below summarizes the Company’s repurchases of common stock during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2005 through April 30, 2005	—	—	—	$24,756,130

May 1, 2005 through May 31, 2005	587,388	$9.6317	587,388	$19,098,590

June 1, 2005 through June 30, 2005	—	—	—	$19,098,590
Total	587,388	$9.6317	587,388	$19,098,590

(1)           In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Plan. Share purchases take place at management’s discretion and under a pre-established, non-discretionary program from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital and the repurchased shares may be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.  All shares have been retired subsequent to their repurchase.

(2)           Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Annual Meeting of Stockholders was held on June 6, 2005 in Westlake Village, California.

(b)           Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement, and all of such nominees were elected. At the Annual Meeting, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.  The vote for each director was as follows:

Name	For	Withheld
James R. Zarley	47,764,371	30,286,440
David S. Buzby	70,976,861	7,073,950
Martin T. Hart	72,132,969	5,917,842
Tom A. Vadnais	49,931,056	28,119,755
Jeffrey F. Rayport	72,121,170	5,929,641

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ SCOTT H. RAY
Scott H. Ray
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 9, 2005