Form 10-Q
period 2005-09-30
VALUECLICK INC/CA
filed 2005-11-09
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2005 was 100,348,273.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,632	$28,295
Marketable securities, at fair value	165,934	214,288
Accounts receivable, net	59,814	32,036
Inventories	1,338	435
Prepaid expenses and other current assets	9,639	7,574
Total current assets	296,357	282,628
Property and equipment, net	16,385	8,571
Goodwill	273,805	50,884
Intangible assets, net	108,055	25,648
Deferred tax assets, net	27,634	61,630
Other assets	1,154	1,065
TOTAL ASSETS	$723,390	$430,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$63,138	$38,288
Income taxes payable	5,646	964
Deferred revenue	1,015	1,498
Capital lease obligation, current portion	229	239
Total current liabilities	70,028	40,989
Capital lease obligation, less current portion	—	169
Deferred tax liabilities	2,864	2,865
Other non-current liabilities	1,075	1,498
Total liabilities	73,967	45,521

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,309,263 and 82,032,522 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	100	82
Additional paid-in capital	600,925	361,141
Deferred stock-based compensation	(757)	(221)
Retained earnings	51,279	23,504
Accumulated other comprehensive (loss) income	(2,124)	399
Total stockholders’ equity	649,423	384,905
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$723,390	$430,426

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three-month Period Ended September 30,
	2005	2004
	(Unaudited)

Revenue	$81,414	$43,492
Cost of revenue	22,496	13,206
Gross profit	58,918	30,286
Operating expenses:
Sales and marketing (excludes stock-based compensation of $28 and $40 for 2005 and 2004, respectively)	21,993	9,760
General and administrative (excludes stock-based compensation of $27 and $64 for 2005 and 2004, respectively)	10,287	6,962
Technology (excludes stock-based compensation of $15 and $20 for 2005 and 2004, respectively)	5,665	3,663
Stock-based compensation	70	124
Amortization of intangible assets	3,107	1,107
Total operating expenses	41,122	21,616

Income from operations	17,796	8,670
Interest income, net	687	1,001
Income before income taxes	18,483	9,671
Provision for income taxes	7,481	2,053
Net income	$11,002	$7,618

Other comprehensive income:
Foreign currency translation adjustment	(219)	340
Unrealized (loss) gain on marketable securities, net of tax	(590)	473
Comprehensive income	$10,193	$8,431

Net income per common share:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

Weighted-average shares used to calculate net income per common share:
Basic	84,596	80,770
Diluted	87,666	83,925

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Nine-month Period Ended September 30,
	2005	2004
	(Unaudited)

Revenue	$187,400	$114,807
Cost of revenue	49,569	35,751
Gross profit	137,831	79,056
Operating expenses:
Sales and marketing (excludes stock-based compensation of $73 and $173 for 2005 and 2004, respectively)	48,360	24,403
General and administrative (excludes stock-based compensation of $60 and $275 for 2005 and 2004, respectively)	27,506	19,544
Technology (excludes stock-based compensation of $36 and $88 for 2005 and 2004, respectively)	14,746	11,907
Stock-based compensation	169	536
Amortization of intangible assets	5,792	2,835
Restructuring expense (benefit), net	4	(1,003)
Total operating expenses	96,577	58,222

Income from operations	41,254	20,834
Gain on sale of equity interest in Japan subsidiary	—	8,007
Interest income, net	3,467	2,540
Income before income taxes and minority interest	44,721	31,381
Provision for income taxes	16,946	4,931
Income before minority interest	27,775	26,450
Minority share of loss of consolidated subsidiary	—	130
Net income	$27,775	$26,580

Other comprehensive income:
Foreign currency translation adjustment	(2,345)	477
Unrealized loss on marketable securities, net of tax	(178)	(399)
Comprehensive income	$25,252	$26,658

Net income per common share:
Basic	$0.33	$0.33
Diluted	$0.32	$0.32

Weighted-average shares used to calculate net income per common share:
Basic	83,182	79,555
Diluted	85,954	83,810

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine-month Period Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$27,775	$26,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,534	7,509
Tax benefit from the exercise of common stock options	4,584	4,449
Provision for bad debts	855	940
Stock-based compensation	169	536
Minority share of loss of consolidated subsidiary	—	(130)
Deferred income taxes	3,780	(218)
Restructuring expense (benefit), net	4	(1,003)
Gain on sale of equity interest in Japan subsidiary	—	(8,007)
Changes in operating assets and liabilities, net of the effects of acquisitions and disposition	(669)	(1,974)
Net cash provided by operating activities	47,032	28,682

Cash flows from investing activities:
Purchases of marketable securities	(134,404)	(131,720)
Proceeds from the sales and maturities of marketable securities	182,580	107,499
Sale of equity interest in Japan subsidiary, net	—	2,351
Purchases of property and equipment	(5,884)	(4,263)
Cash used in business combinations, net of cash acquired	(56,744)	(24,966)
Net cash used in investing activities	(14,452)	(51,099)

Cash flows from financing activities:
Purchases of treasury stock	(5,657)	(2,206)
Proceeds from the exercises of common stock options	6,395	7,134
Proceeds from short-term debt	91,685	—
Repayments of short-term debt and capital lease obligation	(91,864)	(298)
Net cash provided by financing activities	559	4,630
Effect of foreign currency translations	(1,802)	1,033
Net increase (decrease) in cash and cash equivalents	31,337	(16,754)

Cash and cash equivalents, beginning of period	28,295	36,642
Cash and cash equivalents, end of period	$59,632	$19,888

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

The condensed consolidated financial statements include the accounts of ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or the “Company”) from the beginning of the accounting month nearest to the dates of consummation of their respective acquisitions, as the impact of this convention is not significant.

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

MEDIA —ValueClick’s Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, Pricerunner AB (“Pricerunner”), completed in August 2004, Web Marketing Holdings, Inc. (“Webclients”), completed in June 2005, E-Babylon, Inc. (“E-Babylon”), completed in June 2005, and Fastclick, Inc. (“Fastclick”), completed in September 2005.

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

ValueClick’s affiliate marketing services address the needs of advertisers that seek to build and manage a private-labeled network of third-party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through the Company’s existing network of third-party online affiliate publishers. Affiliate Marketing segment revenues are driven by a combination of fixed fees and variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with the Company’s affiliate marketing platforms.

TECHNOLOGY —ValueClick’s Technology segment operates through its wholly-owned subsidiaries Mediaplex and Mediaplex Systems, which were acquired in October 2001.

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

Mediaplex Systems is an ASP delivering Web-based information management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span three primary categories—Agency Management, Media Management and Content Management. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contracted service periods.

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

The adoption of the SFAS No. 123R fair value method is expected to have a significant impact on the Company’s reported results of operations. However, the specific impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the fair value and number of share-based payments granted in the future, as well as the structure of future option grants. However, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 3. SFAS No. 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption if the benefit of such tax deductions exceeds the recognized compensation expense.

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

3.             STOCK COMPENSATION

The Company accounts for its employee stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

The following table illustrates the effect on stock-based compensation, net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Net income, as reported	$11,002	$7,618	$27,775	$26,580
Add:
Stock-based compensation included in reported net income	70	124	169	536
Deduct:
Stock-based compensation determined under fair value-based method for all awards, net of related tax effects	(1,417)	(816)	(2,992)	(2,681)
Pro-forma net income	$9,655	$6,926	$24,952	$24,435

Net income per common share:
Basic—as reported	$0.13	$0.09	$0.33	$0.33
Diluted—as reported	$0.13	$0.09	$0.32	$0.32
Basic—pro-forma	$0.11	$0.09	$0.30	$0.31
Diluted—pro-forma	$0.11	$0.08	$0.29	$0.29

4.             RECENT BUSINESS COMBINATIONS AND DIVESTITURE

Fastclick.  On September 27, 2005, the Company acquired 97% of the outstanding shares of Fastclick, Inc. common stock upon the closing of its tender offer for all shares of Fastclick common stock.  On September 29, 2005, the Company acquired the remaining 3% of outstanding shares of Fastclick common stock, at which time Fastclick became a wholly-owned subsidiary of the Company.  Fastclick provides online advertising services and technologies, and has developed an advertising network of more than 9,000 third-party websites. Combined with ValueClick’s current market leadership position in online media services, the addition of Fastclick to the Company’s suite of products and services will position ValueClick as one of the largest online advertising network providers.  These factors contributed to a purchase price in excess of the fair value of Fastclick’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The results of Fastclick’s operations will be included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, October 1, 2005. The results of operations of Fastclick for the period from the closing of the tender offer at midnight on September 27, 2005 through September 30, 2005 are not significant. Under the terms of the merger agreement, ValueClick acquired all of the outstanding capital stock of Fastclick for an aggregate purchase price of approximately $215.1 million, consisting of approximately 15.6 million shares of ValueClick common stock valued at approximately $201.8 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), stock options assumed valued at approximately $12.6 million (valued using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate of 4.2%; expected life of 2.6 years; dividend yield of 0%; and expected volatility of 58%), and transaction costs of the acquisition of approximately $727,000.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the preliminary useful lives, in years, assigned to intangible assets were as follows (in thousands):

Cash acquired		$80,577
Other tangible assets acquired		14,700

	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	6	31,700
Trademark, trade name and domain name	12	13,900
Developed technology	4	1,200
Other identifiable intangible assets	1-3	4,500
Goodwill		102,277
Total assets acquired		248,854

Liabilities assumed		(33,788)
Total		$215,066

The identifiable intangible assets, goodwill and deferred income taxes resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis.  Any such change may result in reclassification between identifiable intangible assets, goodwill and deferred income taxes.

Webclients.  On June 24, 2005, the Company completed the acquisition of Webclients, a leading provider of online marketing services including lead generation, opt-in email distribution, and promotional and industry-focused online content. Webclients’ websites complement ValueClick’s Media, Commission Junction, Hi-Speed Media, Search123, and Pricerunner businesses, and can be leveraged across the Company’s advertiser base. These factors contributed to a purchase price in excess of the fair value of Webclients’ net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The results of Webclients’ operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, July 1, 2005. The results of operations of Webclients for the period from June 24, 2005 through June 30, 2005 are not significant. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Webclients for an aggregate purchase price of approximately $142.5 million, consisting of cash of $122.2 million, approximately 1.8 million shares of ValueClick common stock valued at approximately $18.4 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), stock options assumed valued at approximately $1.5 million (valued using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate of 3.7%; expected life of 3.8 years; dividend yield of 0%; and expected volatility of 57%), and transaction costs of the acquisition of approximately $408,000. The stock portion of the consideration represented approximately 14.0% of the total purchase price.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets were as follows (in thousands):

Cash acquired		$953
Other tangible assets acquired		18,516

	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	18,900
Trademark, trade name and domain name	10	10,800
Developed technology	4	1,400
Other identifiable intangible assets	3	1,740
Goodwill		109,619
Total assets acquired		161,928

Liabilities assumed		(19,402)
Total		$142,526

The identifiable intangible assets, goodwill and deferred income taxes resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis.  Any such change may result in reclassification between identifiable intangible assets, goodwill and deferred income taxes.

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

The results of E-Babylon’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, June 1, 2005.  The results of operations of E-Babylon for the period from June 1, 2005 through the acquisition date, June 13, 2005, are not significant.  Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of E-Babylon for an aggregate purchase price of approximately $14.8 million, consisting of cash of $14.7 million and transaction costs of the acquisition of approximately $104,000.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets were as follows (in thousands):

Cash acquired		$680
Other tangible assets acquired		4,511

	Useful life
Amortizable intangible assets:
Customer relationships	2	2,400
Trademark, trade name and domain name	5	1,300
Developed technology	3	120
Other identifiable intangible assets	5	240
Goodwill		9,094
Total assets acquired		18,345

Liabilities assumed		(3,564)
Total		$14,781

The identifiable intangible assets, goodwill and deferred income taxes resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis.  Any such change may result in reclassification between identifiable intangible assets, goodwill and deferred income taxes.

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

The results of Pricerunner’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, August 1, 2004.  The results of operations of Pricerunner for the period from August 1, 2004 through the acquisition date, August 6, 2004, are not significant.  Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of approximately $30.1 million, consisting of cash of $26.9 million, approximately 263,000 shares of ValueClick common stock valued at approximately $2.0 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), and transaction costs of the acquisition of approximately $1.2 million. The stock portion of the consideration represented approximately 6.5% of the total purchase price.

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

Pro-forma Results of Operations. The historical operating results of Fastclick, Webclients, E-Babylon, and Pricerunner have not been included in the Company’s historical condensed consolidated operating results prior to their respective acquisition dates. Pro-forma results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 as if these acquisitions had been effective as of January 1, 2004, and excluding the results of ValueClick Japan as if the sale had been effective as of January 1, 2004, are as follows (in thousands, except per share data):

	Three-month Period Ended September 30, 2005	Three-month Period Ended September 30, 2004
	(pro-forma)	(pro-forma)
Revenue	$100,788	$78,472
Net income	$11,034	$8,555
Basic net income per common share	$0.11	$0.09
Diluted net income per common share	$0.11	$0.08

	Nine-month Period Ended September 30, 2005	Nine-month Period Ended September 30, 2004
	(pro-forma)	(pro-forma)
Revenue	$290,757	$207,075
Net income	$30,415	$17,374
Basic net income per common share	$0.30	$0.18
Diluted net income per common share	$0.29	$0.17

Pro-forma results of operations for the three- and nine-month periods ended September 30, 2004 include a non-recurring stock-based compensation charge for Webclients of $4.9 million.  These pro-forma results of operations are not necessarily indicative of future operating results.

5.             GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment and reporting unit for the nine months ended September 30, 2005 were as follows (in thousands):

	Balance at December 31, 2004	Additions (Reductions)	Balance at September 30, 2005
Reportable Segments and Reporting Units:
Affiliate Marketing	$23,452	$(579)	$22,873
Technology	—	—	—
Media:
U.S. media	2,570	211,781	214,351
Europe media	14,625	—	14,625
Hi-Speed Media	10,237	11,719	21,956
Total	$50,884	$222,921	$273,805

For the nine months ended September 30, 2005, the net increase in goodwill was due to the acquisitions of Fastclick, Webclients and E-Babylon as discussed in Note 4, purchase price additions of $2.6 million for Hi-Speed Media as a result of contingent cash consideration earned during the nine months ended September 30, 2005, and a reduction of $579,000 for Commission Junction and $115,000 for Webclients relating to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition.

The gross amounts and accumulated amortization of the Company’s other acquired intangible assets as of September 30, 2005 and December 31, 2004 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
September 30, 2005:
Customer, affiliate and advertiser relationships	$74,021	$(7,329)	$66,692
Trademark, trade name and domain name	31,684	(916)	30,768
Developed technology	7,805	(3,560)	4,245
Other	6,934	(584)	6,350
Total intangible assets	$120,444	$(12,389)	$108,055

December 31, 2004:
Customer, affiliate and advertiser relationships	$21,021	$(3,265)	$17,756
Trademark, trade name and domain name	5,684	(276)	5,408
Developed technology	5,085	(2,805)	2,280
Other	454	(250)	204
Total intangible assets	$32,244	$(6,596)	$25,648

For the nine months ended September 30, 2005, $51.3 million, $32.8 million and $4.1 million were added to the intangible asset balances related to the purchases of Fastclick, Webclients and E-Babylon, respectively.  Amortization expense for finite-lived intangible assets was $3.1 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively. The Company recognized amortization expense on finite-lived intangible assets of $5.8 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated intangible asset amortization expense for the succeeding five years is as follows (in thousands):

Three months ending December 31, 2005	$5,413
2006	$21,130
2007	$18,108
2008	$16,519
2009	$14,564
2010	$11,982
Thereafter	$20,339

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $4.5 million and $3.0 million at September 30, 2005 and December 31, 2004, respectively.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004

Land	$1,470	$—
Building	1,330	—
Computer equipment	29,932	24,778
Furniture and equipment	4,652	2,863
Leasehold improvements	2,421	731
Vehicles	79	41
	39,884	28,413
Less: accumulated depreciation and amortization	(23,499)	(19,842)
Total property and equipment, net	$16,385	$8,571

8.             MARKETABLE SECURITIES

Marketable securities as of September 30, 2005 consisted of marketable debt securities in investment-grade corporate and government agencies with maturities of less than two years. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at September 30, 2005 had an aggregate cost of $167.3 million and an estimated fair value of $165.9 million. Marketable securities at December 31, 2004 had an aggregate cost and estimated fair value of $215.5 million and $214.3 million, respectively.

9.             SHORT-TERM DEBT

In June 2005, in connection with the closing of the acquisition of Webclients as discussed in Note 4, the Company entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a financial institution under which the Company borrowed $91.7 million and pledged securities with an estimated fair value of $94.2 million as collateral.  Under the terms of the Repurchase Agreement, the Company was required to pay interest at the Federal Funds rate plus 30 basis points, 4.23% as of September 30, 2005.  For the three- and nine-month periods ended September 30, 2005, the Company incurred interest expense of $735,000 at an average annual rate of 3.74% and $794,000 at an average annual rate of 3.73%, respectively. As of September 30, 2005, the Company has repaid all outstanding principal and interest due under the Repurchase Agreement.

10.          COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer liability insurance, which may cover certain liabilities arising from its obligation to indemnify its directors, officers, and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Action

BTG International Inc. v. Barnesandnoble.com

In September 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The complaint alleged that through the use of certain online advertising technologies, B&N infringed two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860).  On October 6, 2005, the Company and B&N, without acknowledging wrongdoing, entered into a Patent License Agreement with BTG under which the Company, for a fee of $502,000, acquired a perpetual, non-exclusive license to use the BTG technologies for purposes of providing services to B&N.  In connection with the Patent License Agreement, this matter is now concluded.

Prior to closing the acquisition of Fastclick, its former directors and the Company were named as defendants in a putative class action complaint filed on August 17, 2005 in the Court of Chancery, County of New Castle, State of Delaware by Walter Parrisch, on behalf of himself and the other Fastclick stockholders. The complaint alleges, among other things, that the offer and merger would be a breach of fiduciary duty and that the indicated exchange ratio is unfair to the stockholders of Fastclick. The complaint seeks, among other things, injunctive relief against consummation of the offer and merger, damages in an unspecified amount and rescission in the event the offer and merger occurs. The Company believes the claims are without merit and intends to vigorously defend against them.

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

11.          RESTRUCTURING AND LEASE EXIT CHARGES

In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010. The Company relocated back to a previously vacated leased facility in November 2004.  When this relocation decision was reached during the second quarter of 2004, the Company reversed $1,003,000 of the related restructuring allowance originally established. As part of the preparation of the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2005, the Company reassessed the status of this leased facility and decided not to exercise a lease buyout provision that would have allowed the Company to terminate the lease. As a result, the Company reversed the remaining restructuring allowance of $588,000 and recorded a corresponding benefit which is reflected in Restructuring expense (benefit), net on the condensed consolidated statements of operations and comprehensive income for the nine-month period ended September 30, 2005.

In the first quarter of 2005, the Company relocated to new corporate and Affiliate Marketing facilities and vacated several premises that the Company had been occupying under operating leases with varying remaining lease terms.  As of March 31, 2005, the Company recorded a lease exit charge of $386,000 equal to the future lease payments it will continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income.  During the second quarter of 2005, the Company revised its estimate of the net costs to be incurred related to these leased facilities and recorded an additional charge of $206,000 due to changes in the sublease assumptions for one of the vacated facilities.  The total lease exit charge associated with vacating these leased premises has been recorded in Restructuring expense (benefit), net on the condensed consolidated statements of operations and comprehensive income for the nine-month period ended September 30, 2005. The following table reflects activity in the lease exit charge accrual during the nine-month period ended September 30, 2005 (in thousands):

Lease Exit Charges

Accrual at December 31, 2004	$588
Costs incurred	592
Restructuring allowance reversals	(588)
Cash payments, net	(408)
Accrual at September 30, 2005	$184

12.          STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares may be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. During the nine-month period ended September 30, 2005, the Company repurchased 587,000 shares of its common stock under the Stock Repurchase Program. As of September 30, 2005, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 27.2 million shares of the Company’s common stock for approximately $79.2 million, $75.9 million of which were purchased pursuant to the Stock Repurchase Program. As of September 30, 2005, up to an additional $19.1 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program. All shares have been retired subsequent to their repurchase.

Additional paid-in capital increased by $239.8 million from December 31, 2004 through September 30, 2005 due primarily to common stock and stock options issued in connection with the acquisitions of Fastclick and Webclients as discussed in Note 4, which accounted for $214.4 million and $19.9 million, respectively, of the increase.  The remainder of the increase in additional paid-in capital is primarily due to proceeds from the exercise of common stock options of $6.4 and the tax benefit from common stock option exercises of $4.1 million, offset by repurchases of common stock of $5.7 million as described above.

13.          NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2005	2004	2005	2004
Net income	$11,002	$7,618	$27,775	$26,580

Weighted-average common shares outstanding—basic	84,596	80,770	83,182	79,555
Dilutive effect of stock options	3,070	3,155	2,772	4,255
Weighted-average shares used to compute net income per common share—diluted	87,666	83,925	85,954	83,810

Net income per common share:
Basic	$0.13	$0.09	$0.33	$0.33
Diluted	$0.13	$0.09	$0.32	$0.32

Stock options to purchase approximately 215,000 and 3,462,000 shares of common stock during the three months ended September 30, 2005 and 2004, respectively, were outstanding but excluded from the computation of diluted net income per common share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the respective periods. For the nine months ended September 30, 2005 and 2004, the number of antidilutive stock options excluded from the diluted net income per common share computations was approximately 1,367,000 and 3,108,000 shares, respectively.

14.          RELATED PARTY TRANSACTIONS

In connection with the Webclients acquisition completed in June 2005, the Company assumed certain lease obligations with a property management partnership owned in part by management of Webclients who remain employees of the Company.  For the three months ended September 30, 2005, the Company recorded $108,000 in facilities expense associated with this operating lease agreement. As of September 30, 2005, the Company has an outstanding amount due to this unaffiliated entity of $4,000, which is reflected in Accounts payable and accrued expenses.

15.          SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenues from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology. Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, approximating $690,000 and $3.4 million, respectively, for the three-month period ended September 30, 2005 and $1.4 million and $2.3 million, respectively, for the three-month period ended September 30, 2004. Sales of technology and affiliate marketing products and services made by Media operations outside of the United States were $3.7 million and $9.2 million, respectively, for the nine-month period ended September 30, 2005 and $3.6 million and $6.0 million, respectively, for the nine-month period ended September 30, 2004.

In periods prior to September 30, 2005, management utilized gross profit as the operating measure for assessing the performance of each business segment.  As a result of the acquisitions of Fastclick, Webclients and E-Babylon in the period from June 2005 through September 2005 as described in Note 4, management now utilizes an internal management reporting process that places more emphasis on income from operations before stock-based compensation, amortization of intangible assets and restructuring expense/benefit for making business and financial decisions and allocating resources. Income from operations by segment, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets and restructuring expense/benefit.  All prior periods have been adjusted for the new presentation.

Revenue, income from operations and total assets by segment were as follows for each period (in thousands):

	Revenue		Segment Income from Operations		Total Assets
	Three-month Periods Ended September 30,				September 30,	December 31,
	2005	2004	2005	2004	2005	2004

Media	$58,648	$24,992	$11,798	$3,096	$557,732	$297,380
Affiliate Marketing	18,951	14,684	8,127	5,843	146,605	116,284
Technology	5,850	5,560	1,380	1,160	19,053	16,762
Intercompany eliminations and other	(2,035)	(1,744)	(332)	(198)	—	—
Total	$81,414	$43,492	$20,973	$9,901	$723,390	$430,426

	Revenue		Segment Income from Operations
	Nine-month Periods Ended September 30,
	2005	2004	2005	2004

Media	$119,806	$60,399	$19,657	$6,164
Affiliate Marketing	55,453	42,176	23,765	14,122
Technology	18,311	16,624	3,970	2,971
Intercompany eliminations and other	(6,170)	(4,392)	(173)	(55)
Total	$187,400	$114,807	$47,219	$23,202

A reconciliation of segment income from operations, which excludes stock-based compensation, amortization of intangible assets and restructuring expense/benefits, to consolidated income from operations is as follows for each period:

	Segment Income from Operations
	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2005	2004	2005	2004

Segment income from operations	$20,973	$9,901	$47,219	$23,202
Stock-based compensation	(70)	(124)	(169)	(536)
Amortization of intangible assets	(3,107)	(1,107)	(5,792)	(2,835)
Restructuring (expense) benefit, net	—	—	(4)	1,003
Consolidated income from operations	$17,796	$8,670	$41,254	$20,834

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

The Company’s geographic information was as follows for each period (in thousands):

	Revenue
	Three-month Periods Ended		Nine-month Periods Ended
	September 30,		September 30,
	2005	2004	2005	2004
United States	$72,587	$37,187	$160,280	$97,644
Europe	10,862	8,049	33,290	19,749
Japan	—	—	—	1,806
Intercompany eliminations and other	(2,035)	(1,744)	(6,170)	(4,392)
Total	$81,414	$43,492	$187,400	$114,807

	Income from Operations
	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2005	2004	2005	2004

United States	$20,217	$9,174	$43,760	$21,269
Europe	1,088	925	3,632	2,513
Japan	—	—	—	(525)
Intercompany eliminations and other	(332)	(198)	(173)	(55)
Segment income from operations	$20,973	$9,901	$47,219	$23,202
Stock-based compensation	(70)	(124)	(169)	(536)
Amortization of intangible assets	(3,107)	(1,107)	(5,792)	(2,835)
Restructuring (expense) benefit, net	—	—	(4)	1,003
Consolidated income from operations	$17,796	$8,670	$41,254	$20,834

For the three- and nine-month periods ended September 30, 2005 and 2004, no customer comprised more than 10% of total revenue. At September 30, 2005 and December 31, 2004, no customer comprised more than 10% of accounts receivable.

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

Overview

We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/Web advertising, email marketing, lead generation marketing, search marketing, comparison-shopping, promotional and industry-focused online content, and affiliate marketing. Additionally, we provide technology that assists advertising agencies and other companies with information management regarding their financial, workflow, and offline media planning and buying processes. The broad range of products and services that we provide enables our customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining our media, affiliate marketing and technology offerings with our experience in both online and offline marketing, we help our customers around the world optimize their marketing campaigns both on the Internet and through offline media.

We acquired Fastclick, Inc. (“Fastclick”), completed on September 29, 2005, Web Marketing Holdings, Inc. (“Webclients”), completed on June 24, 2005, E-Babylon, Inc. (“E-Babylon”), completed on June 13, 2005, and Pricerunner AB (“Pricerunner”), completed on August 6, 2004.  The results of operations of Webclients, E-Babylon and Pricerunner have been included in our consolidated results of operations beginning July 1, 2005, June 1, 2005 and August 1, 2004, respectively. Although the condensed consolidated balance sheet as of September 30, 2005 includes the assets and liabilities of Fastclick, the results of operations of Fastclick will not be included in our consolidated results of operations until October 1, 2005.  On March 26, 2004, we sold our 59% equity interest in ValueClick Japan and recorded a one-time gain from the sale of $8.0 million. The results of operations for ValueClick Japan, including this one-time gain, are included in our consolidated results of operations through the date of its divestiture.  Note 4 to our condensed consolidated financial statements (unaudited) included in this Form 10-Q provides the pro-forma revenue, net income, and basic and diluted net income per common share for the three- and nine-month periods ended September 30, 2005 and 2004 as if these transactions occurred as of January 1, 2004.

We derive our revenue from three reportable business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA—Our Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, Pricerunner, completed in August 2004, E-Babylon, completed in June 2005, Webclients, completed in June 2005, and Fastclick, completed in September 2005.

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

We offer affiliate marketing services that address the needs of advertisers that seek to build and manage a private-labeled network of third-party online publishers, as well as advertisers that wish to conduct an affiliate marketing program through our existing network of third-party online affiliate publishers. Affiliate Marketing segment revenues are driven by a combination of fixed fees and variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

TECHNOLOGY—Our Technology segment operates through our wholly-owned subsidiaries Mediaplex, Inc. (Mediaplex) and Mediaplex Systems, which were acquired in October 2001.

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

Mediaplex Systems is an ASP delivering Web-based information management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contracted service periods.

The following table provides revenue, gross profit, operating expenses, and income from operations information (in thousands) for each of our three business segments.  Segment income from operations excludes stock-based compensation, amortization of intangible assets and restructuring expense/benefit, net.   A reconciliation of segment income from operations to consolidated income from operations (in thousands) is also provided in the following table.

Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, approximating $690,000 and $3.4 million, respectively, for the three-month period ended September 30, 2005 and $1.4 and $2.3 million, respectively, for the three-month period ended September 30, 2004. Sales of technology and affiliate marketing products and services made by Media operations outside of the United States were $3.7 million and $9.2 million, respectively, for the nine-month period ended September 30, 2005 and $3.6 million and $6.0 million, respectively, for the nine-month period ended September 30, 2004.

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,

	2005	2004	2005	2004
	(unaudited)		(unaudited)
Media
Revenue	$58,648	$24,992	$119,806	$60,399
Gross profit	37,574	13,444	74,606	30,696
Operating expenses	25,776	10,348	54,949	24,532
Segment income from operations	$11,798	$3,096	$19,657	$6,164

Affiliate Marketing
Revenue	$18,951	$14,684	$55,453	$42,176
Gross profit	16,776	12,356	48,378	35,081
Operating expenses	8,649	6,513	24,613	20,959
Segment income from operations	$8,127	$5,843	$23,765	$14,122

Technology
Revenue	$5,850	$5,560	$18,311	$16,624
Gross profit	4,581	4,350	14,397	13,005
Operating expenses	3,201	3,190	10,427	10,034
Segment income from operations	$1,380	$1,160	$3,970	$2,971

Intercompany eliminations and other	(332)	(198)	(173)	(55)
Total segment income from operations	$20,973	$9,901	$47,219	$23,202

Stock-based compensation	(70)	(124)	(169)	(536)
Amortization of intangible assets	(3,107)	(1,107)	(5,792)	(2,835)
Restructuring expense (benefit), net	—	—	(4)	1,003
Consolidated income from operations	$17,796	$8,670	$41,254	$20,834

Reconciliation of segment revenue:
Media	$58,648	$24,992	$119,806	$60,399
Affiliate Marketing	18,951	14,684	55,453	42,176
Technology	5,850	5,560	18,311	16,624
Intercompany eliminations	(2,035)	(1,744)	(6,170)	(4,392)
Consolidated revenue	$81,414	$43,492	$187,400	$114,807

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

Revenue. Consolidated net revenue for the three-month period ended September 30, 2005 was $81.4 million, representing an 87.2% increase over the same period in 2004 of $43.5 million.

Media segment revenue increased to $58.6 million for the three-month period ended September 30, 2005 compared to $25.0 million for the same period in 2004. The increase of $33.7 million, or 134.7%, in Media segment revenue was primarily attributable to the acquisitions of Pricerunner in August 2004, E-Babylon in June 2005, and Webclients in June 2005, accounting for $28.2 million of the increase, and the remaining increase was due to growth in our other U.S. and European media operations.  The operating results of Fastclick, acquired at the end of September 2005, have not been included in the results of operations for the three months ended September 30, 2005.  Please refer to Note 4 to the condensed consolidated financial statements for further details regarding these acquisitions and pro-forma revenue information.  With the recent acquisitions and the overall growth in online marketing, we expect our Media segment revenue to continue to increase.

Affiliate Marketing segment revenue increased to $19.0 million for the three-month period ended September 30, 2005 compared to $14.7 million in the same period in 2004. This increase of $4.3 million, or 29.1%, was due to a continued increase in the number of large accounts and an increase in transaction volumes associated with these and other accounts.

Technology segment revenue was $5.9 million for the three-month period ended September 30, 2005 compared to

$5.6 million for the same period in 2004, an increase of $290,000, or 5.2%.  The increase in revenue was primarily related to new client wins and increased volumes of ad serving for existing clients during the quarter ended September 30, 2005.  Technology segment revenue is highly concentrated with a few significant customers.  A loss of one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that revenue will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit. Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers on ValueClick’s online advertising networks. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Consolidated cost of revenue was $22.5 million for the three-month period ended September 30, 2005 compared to $13.2 million for the same period in 2004, an increase of $9.3 million, or 70.3%. The consolidated gross margin improved to 72.4% for the three-month period ended September 30, 2005 compared to 69.6% for the same period in 2004 due to margin improvements in our Media and Affiliate Marketing segments.

                Cost of revenue for the Media segment increased $9.5 million, or 82.5%, to $21.1 million for the three-month period ended September 30, 2005 compared to $11.5 million for the same period in 2004. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin of 64.1% for the three-month period ended September 30, 2005 compared to 53.8% for the same period in 2004 reflects a greater mix of higher-margin comparison-shopping, promotional and industry-focused online content, and e-commerce revenue in the third quarter of 2005. Fastclick, acquired in late September 2005, historically has generated a lower overall gross margin than the Company’s historical gross margin.  As such, the inclusion of the operating results of Fastclick, effective October 1, 2005, is expected to result in a decrease in the Media segment gross margin.

Cost of revenue for the Affiliate Marketing segment was $2.2 million for the three-month period ended September 30, 2005 compared to $2.3 million for the same period in 2004, a decrease of 6.6%. The decrease is due to lower depreciation expense on certain assets that became fully depreciated in the three-month period ended June 30, 2005.  Our Affiliate Marketing gross margin increased to 88.5% for the third quarter of 2005 from 84.1% for the same period in 2004. This increase was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting significantly higher revenue levels, and lower depreciation expense.  As the gross margin for the Affiliate Marketing segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Technology segment cost of revenue was $1.3 million for the three-month period ended September 30, 2005 compared to $1.2 million for the same period in 2004 due to higher depreciation expense as a result of capital equipment additions to our computing infrastructure.  Our technology segment gross margin remained consistent at 78.3% and 78.2%, respectively, for the third quarter of 2005 and 2004.   As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

                Operating Expenses:

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing, network development and related support teams, internet traffic acquisition costs, sales commissions, travel, advertising, trade shows, and marketing materials. Total sales and marketing expenses for the three-month period ended September 30, 2005 were $22.0 million compared to $9.8 million for the same period in 2004, an increase of $12.2 million, or 125.3%. Sales and marketing expenses increased due primarily to the inclusion of sales and marketing expenses aggregating approximately $8.5 million for Pricerunner, acquired in August 2004, E-Babylon, acquired in June 2005, and Webclients, acquired in June 2005, all of which are included in the Media segment. Additionally, increases in traffic acquisition costs of approximately $3.0 million related to our lead-generation and e-commerce activities, and increases in our worldwide sales staff contributed to the remaining increase in sales and marketing expenses. Our sales and marketing costs as a percentage of revenue increased to 27.0% for the three-month period ended September 30, 2005 compared to 22.4% for the same period in 2004, primarily driven by the higher traffic acquisition costs described above. We expect sales and marketing costs to continue to increase as a result of our recent acquisition of Fastclick, the recent launch of Pricerunner in the United States and the expected overall growth in our business.

General and Administrative. General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, and professional services fees.  Total general and administrative expenses increased to $10.3 million for the three-month period ended September 30, 2005 compared to $7.0 million for the same period in 2004, an increase of $3.3 million, or 47.8%. General and administrative expenses increased primarily due to the inclusion of general and administrative expenses totaling approximately $2.4 million for Pricerunner, E-Babylon and Webclients, and increased salary costs to support both the growth in our business and compliance with Sarbanes-Oxley.  As a result of our recent acquisition of Fastclick and the expected overall growth in our business, we expect higher general and administrative costs in future periods.

                Technology. Technology costs include expenses associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. Technology costs for the three-month period ended September 30, 2005 were $5.7 million compared to $3.7 million for the same period in 2004, an increase of $2.0 million, or 54.7%. The increase in technology expenses was due primarily to the acquisitions of Pricerunner, E-Babylon and Webclients and the overall growth in our business.

Segment Income from Operations. Media segment income from operations for the three-month period ended September 30, 2005 increased 281% to $11.8 million, from $3.1 million in the same period of the prior year, and represented 20.1% and 12.4% of Media segment revenue in these respective periods.  The increase of $8.7 million in Media segment income from operations was largely attributable to the acquisitions of Pricerunner in August 2004, E-Babylon in June 2005, and Webclients in June 2005, accounting for approximately $7.1 million of the increase.  The remaining increase was largely a result of the operating leverage associated with the higher revenue generated by our historical businesses as described above.   Total operating expenses for the Media segment increased by $15.4 million, or 149.1%, for the three-month period ended September 30, 2005 as compared to the same period in the prior year.  This increase was primarily attributable to the inclusion of operating expenses of approximately $12.3 million for Pricerunner, E-Babylon, and Webclients, increases in traffic acquisition costs of approximately $3.0 million related to our e-commerce and lead-generation businesses, and the overall growth in the Media business.

Affiliate Marketing segment income from operations for the three-month period ended September 30, 2005 increased 39.1% to $8.1 million, from $5.8 million in the same period of the prior year, and represented 42.9% and 39.8% of Affiliate Marketing segment revenue in these respective periods.  The increase of $2.3 million in Affiliate Marketing segment income from operations was attributable to the higher revenue and gross margin as described above.   Total operating expenses for the Affiliate Marketing segment increased by $2.1 million, or 32.8%, for the three-month period ended September 30, 2005 as compared to the same period in the prior year.  This increase was due to the overall growth in the Affiliate Marketing business.

Technology segment income from operations for the three-month period ended September 30, 2005 increased 19.0% to $1.4 million, from $1.2 million in the same period of the prior year, and represented 23.6% and 20.9% of Technology segment revenue in these respective periods.  The increase of $220,000 in Technology segment income from operations was attributable to the higher revenue as described above.  Total operating expenses for the Technology segment remained flat at $3.2 million for three-month periods ended September 30, 2005 and 2004.

Stock-Based Compensation. Stock-based compensation currently reflects the amortization of the intrinsic value of unvested common stock options assumed in business combinations. Stock-based compensation expense for the three-month period ended September 30, 2005 amounted to $70,000 compared to $124,000 for the three-month period ended September 30, 2004. Stock-based compensation expense decreased $54,000, or 43.5%, due primarily to our amortization method under Financial Interpretation No. 28 (“FIN 28”) that charges a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period.  In connection with the acquisition of Fastclick in September 2005, the Company assumed certain unvested stock options that resulted in $648,000 of deferred stock-based compensation.  This deferred stock-based compensation will be amortized to expense over the remaining vesting period of approximately three years, resulting in higher stock-based compensation in future periods.  Further, in October 2005, to provide certain employees of Fastclick with an inducement to remain with the combined organization subsequent to the acquisition date, the Company issued approximately 0.3 million share-equivalent Stock Appreciation Rights (SARs) that will vest over a two-year period beginning October 1, 2005.  The SARs will be settled in cash upon vesting.  The impact of the SARs in future periods is expected to be material to the Company’s operating results, but cannot be specifically predicted at this time as the stock-based compensation expense to be recorded in the future is dependent upon the performance of our common stock over the SARs’ vesting period and the continued employment of the relevant employees.

The adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, will increase overall stock-based compensation beginning with the first quarter of 2006 as a result of using the fair value method for all stock option grants. The magnitude of the impact to stock-based compensation on future periods as a result of the adoption of SFAS No. 123R is expected to be material to the Company’s operating results, but cannot be specifically predicted at this time as it is dependent upon, among other factors, the fair value and number of share-based payments granted in the future, as well as the structure of future stock-based awards.

Amortization of Intangible Assets. Amortization of intangible assets for the three-month period ended September 30, 2005 was $3.1 million compared to $1.1 million in the third quarter of 2004. This expense principally represents the amortization of intangible assets acquired through business combinations. The increase compared to the third quarter of 2004 was due to the intangible assets purchased in the Pricerunner, E-Babylon and Webclients acquisitions. We anticipate a higher level of amortization expense in future periods as a result of the intangible assets acquired in the Fastclick acquisition during the three-month period ended September 30, 2005.

Interest Income, net. Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on our capital lease obligation and short-term debt. Interest income, net, was $687,000 for the three-month period ended September 30, 2005 compared to $1.0 million for the same period in 2004. The decrease was primarily attributable to interest paid on our short-term debt of $735,000, offset by the effects of increasing average investment yields from 2004 as a result of interest rate increases from mid-2004 through the third quarter of 2005.  We expect our net interest income to increase in the subsequent quarters as a result of paying off our short-term debt in September 2005 and as a result of additional anticipated interest rate increases by the Federal Reserve Board.

Provision for Income Taxes. For the three-month period ended September 30, 2005, we recorded a provision for income taxes of $7.5 million compared to $2.1 million for the same period in 2004. The increase in the effective income tax rate for the three-month period ended September 30, 2005 to 40.5% from 21.2% in the same period of the prior year was primarily due to the timing of the reversal of deferred tax asset valuation allowances.  Additionally, the higher effective income tax rate for the third quarter of 2005 as compared to the same period in the prior year reflects the relatively higher profit contribution from our domestic operations that are generally subject to higher tax rates than our international operations. In periods prior to December 31, 2004, we had fully reserved the majority of our long-term deferred tax assets based on an assessment that indicated it was not more likely than not that we would be able to utilize these deferred tax assets.  However, as of December 31, 2004, based upon factors including, but not limited to: our history of achieving operating objectives; the achievement of net income in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, we determined, primarily with the exception of net operating loss and capital loss carryforwards expected to expire before they are utilized and certain foreign net operating loss carryforwards, that it is more likely than not that a substantial portion of our deferred tax assets will be realized. The effective income tax rate reflects our anticipated pre-tax profitability and taxable income by tax jurisdiction. Income taxes for interim periods are computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.  We expect our effective income tax rate for the three- and twelve-month periods ending December 31, 2005 to be approximately 41% and 39%, respectively, based on the current mix of profit contribution from our domestic operations.  If our domestic businesses grow faster than our foreign businesses, we may be subject to increasing effective income tax rates as a result of the generally higher domestic tax rates as compared to foreign jurisdictions.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

Revenue. Consolidated net revenue for the nine-month period ended September 30, 2005 was $187.4 million, representing a 63.2% increase over the same period in 2004 of $114.8 million.

Media segment revenue increased 98.4% to $119.8 million for the nine-month period ended September 30, 2005 compared to $60.4 million for the same period in 2004. The increase of $59.4 million in Media segment revenue was largely attributable to the acquisitions of Pricerunner, E-Babylon and Webclients, accounting for $37.4 million of the increase, and the remaining increase was due to growth in our other U.S. and European media operations.  The operating results of Fastclick, acquired at the end of September 2005, have not been included in the results of operations for the nine-month period ended September 30, 2005.  Please refer to Note 4 to the condensed consolidated financial statements for further details regarding these acquisitions and pro-forma revenue information.  With the current year acquisitions of Fastclick, Webclients and E-Babylon and the overall growth in online marketing, we expect our Media segment revenue to continue to increase.

Affiliate Marketing segment revenue increased to $55.5 million for the nine-month period ended September 30, 2005 compared to $42.2 million in the same period in 2004. This increase of $13.3 million, or 31.5%, represents core growth primarily driven by a continued increase in the number of large accounts and an increase in transaction volumes associated with these and other accounts.

Technology segment revenue was $18.3 million for the nine-month period ended September 30, 2005 compared to $16.6 million for the same period in 2004, an increase of $1.7 million, or 10.1%. The increase in revenue was primarily related to new client wins and increased volumes of ad serving for existing clients during the nine months ended September 30, 2005.  Technology segment revenue is highly concentrated with a few significant customers.  A loss of one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that revenue will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit. Consolidated cost of revenue was $49.6 million for the nine-month period ended September 30, 2005 compared to $35.8 million for the same period in 2004, an increase of $13.8 million, or 38.7%. The consolidated gross margin improved to 73.5% for the nine-month period ended September 30, 2005 compared to 68.9% for the same period in 2004 due to margin improvements in all of our segments.

                Cost of revenue for the Media segment increased $15.5 million to $45.2 million for the nine-month period ended September 30, 2005 compared to $29.7 million for the same period in 2004. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin of 62.3% for the nine-month period ended September 30, 2005 compared to 50.8% for the same period in 2004 reflects a greater mix of higher-margin comparison-shopping, promotional and industry-focused online content, and e-commerce revenue in 2005.  Fastclick, acquired in late September 2005, has historically generated a lower overall gross margin than the Company’s historical gross margin.  As such, the inclusion of the operating results of Fastclick, effective October 1, 2005, is expected to result in a decrease in the Media segment gross margin.

Cost of revenue for the Affiliate Marketing segment remained flat at approximately $7.1 million for the nine-month periods ended September 30, 2005 and September 30, 2004.  Our Affiliate Marketing gross margin increased to 87.2% for the first nine months of 2005 from 83.2% for the same period in 2004. This increase was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting significantly higher revenue levels.  As the gross margin for the Affiliate Marketing segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Technology segment cost of revenue of $3.9 million for the nine-month period ended September 30, 2005 increased $0.3 million from the same period in 2004 due to higher depreciation expense as a result of capital equipment additions to our computing infrastructure. The impact of this increased depreciation expense was offset by the operating leverage achieved from the higher revenue levels.  Our Technology segment gross margin increased to 78.6% for the first nine months of 2005 from 78.2% for the same period in 2004.  As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses for the nine-month period ended September 30, 2005 were $48.4 million compared to $24.4 million for the same period in 2004, an increase of $24.0 million, or 98.2%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing expenses totaling approximately $12.6 million for Pricerunner, acquired in August 2004, E-Babylon, acquired in June 2005, and Webclients, acquired in June 2005, all of which are included in the Media segment.  Additionally, increases in our traffic acquisition costs of approximately $8.6 million related to our lead-generation and e-commerce activities, and increases in our worldwide sales staff contributed to the remaining increase. Our sales and marketing costs as a percentage of revenue increased to 25.8% for the nine-month period ended September 30, 2005 compared to 21.3% for the same period in 2004, primarily driven by the higher traffic acquisition costs described above. We expect these costs to continue to increase as a result of our recent acquisitions of E-Babylon, Webclients and Fastclick, the recent launch of Pricerunner in the United States and the expected overall growth in our business.

General and Administrative. General and administrative expenses increased to $27.5 million for the nine-month period ended September 30, 2005 compared to $19.5 million for the same period in 2004, an increase of $8.0 million, or 40.7%. General and administrative expenses increased primarily due to the inclusion of general and administrative expenses totaling approximately $4.1 million for Pricerunner, E-Babylon and Webclients, an increase of $0.4 million in professional services fees relating to Sarbanes-Oxley compliance, increased rent expense of $0.5 million associated with our relocation to new facilities in the first quarter of 2005, and higher salary costs to support both the growth in our business and compliance with Sarbanes-Oxley. As a result of our recent acquisitions of E-Babylon, Webclients and Fastclick, we expect higher general and administrative costs in future periods.

Technology. Technology costs for the nine-month period ended September 30, 2005 were $14.7 million compared to $11.9 million for the same period in 2004, an increase of $2.8 million, or 23.8%. The increase in technology expenses was due primarily to the acquisitions of Pricerunner, E-Babylon and Webclients accounting for $2.6 of the increase, and the overall growth in our business.

Segment Income from Operations. Media segment income from operations for the nine-month period ended September 30, 2005 increased 218.9% to $19.7 million, from $6.2 million in the same period of the prior year, and represented 16.4% and 10.2% of Media segment revenue in these respective periods.  The increase of $13.5 million in Media segment income from operations was largely attributable to the acquisitions of Pricerunner in August 2004, E-Babylon in June 2005, and Webclients in June 2005, accounting for approximately $8.1 million of the increase.  The remaining increase was largely a result of the operating leverage associated with the higher revenue generated by our historical businesses as described above.   Total operating expenses for the Media segment increased by $30.4 million, or 124.0%, for the nine-month period ended September 30, 2005 as compared to the same period in the prior year.  This increase was primarily attributable to the inclusion of operating expenses of approximately $19.3 million for Pricerunner, E-Babylon, and Webclients, increases in traffic acquisition costs of approximately $8.6 million related to our e-commerce and lead-generation businesses, and the overall growth in the Media business.

Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2005 increased 68.3% to $23.8 million, from $14.1 million in the same period of the prior year, and represented 42.9% and 33.5% of Affiliate Marketing segment revenue in these respective periods.  The increase of $9.6 million in Affiliate Marketing segment income from operations was attributable to the higher revenue and gross margin as described above.  Total operating expenses for the Affiliate Marketing segment increased by $3.7 million, or 17.4%, for the nine-month period ended September 30, 2005 as compared to the same period in the prior year.  This increase was due to the overall growth in the Affiliate Marketing business.

Technology segment income from operations for the nine-month period ended September 30, 2005 increased 33.6% to $4.0 million, from $3.0 million in the same period of the prior year, and represented 21.7% and 17.9% of Technology segment revenue in these respective periods.  The increase of $1.0 million in Technology segment income from operations was attributable to the higher revenue and gross margin as described above.  Total operating expenses for the Technology segment increased by $0.4 million, or 3.9%, for the nine-month period ended September 30, 2005 as compared to the same period in the prior year.  This increase was due to the overall growth in the Technology business.

Stock-Based Compensation.  Stock-based compensation expense for the nine-month period ended September 30, 2005 was $169,000. The decrease in stock-based compensation from $536,000 for the nine-month period ended September 30, 2004 was primarily due to our amortization method under FIN 28 that charges a higher portion of the deferred stock-based compensation in the earlier years of the option vesting period.  In connection with the acquisition of Fastclick in September 2005, the Company assumed certain unvested stock options that resulted in $648,000 of deferred stock-based compensation.  This deferred stock-based compensation will be amortized to expense over the remaining vesting period of approximately three years, resulting in higher stock-based compensation in future periods.  Further, in October 2005, to provide certain employees of Fastclick with an inducement to remain with the combined organization subsequent to the acquisition date, the Company issued approximately 0.3 million share-equivalent Stock Appreciation Rights (SARs) that will vest over a two-year period beginning October 1, 2005.  The SARs will be settled in cash upon vesting.  The impact of the SARs in future periods is expected to be material to the Company’s operating results, but cannot be specifically predicted at this time as the stock-based compensation expense to be recorded in the future is dependent upon the performance of our common stock over the SARs’ vesting period and the continued employment of the relevant employees.

The adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, will increase overall stock-based compensation beginning with the first quarter of 2006 as a result of using the fair value method for all stock option grants. The magnitude of the impact to stock-based compensation on future periods as a result of the adoption of SFAS No. 123R is expected to be material to the Company’s operating results, but cannot be specifically predicted at this time as it is dependent upon, among other factors, the fair value and number of share-based payments granted in the future, as well as the structure of future stock-based awards.

Amortization of Intangible Assets. Amortization of intangible assets for the nine-month period ended September 30, 2005 was $5.8 million compared to $2.8 million for the same period in 2004. This expense principally represents the amortization of intangible assets acquired through business combinations. The increase compared to the same period in 2004 was primarily due to the intangible assets purchased in the Pricerunner, E-Babylon and Webclients acquisitions. We anticipate a higher level of amortization expense in future years as a result of the intangible assets acquired in the Fastclick acquisition during the three-month period ended September 30, 2005.

Restructuring (Expense) Benefit, net. During the second quarter of 2004, we reversed a previously established restructuring allowance of $1.0 million as a result of a decision to relocate back to a facility originally vacated in 2002 which was reoccupied in the fourth quarter of 2004. During the first quarter of 2005, we reversed the remaining restructuring allowance of $588,000, based on a decision made not to exercise a lease buyout provision that would have allowed us to terminate this lease. Additionally, in the first quarter of 2005, we relocated to new corporate and affiliate marketing facilities and vacated several premises that we had been occupying under operating leases with varying remaining lease terms.  As of September 30, 2005, we have a remaining liability equal to the future lease payments we will continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income.  The lease exit charge, associated with

vacating these leased premises, during the nine months ended September 30, 2005 was $592,000.   We may incur additional restructuring charges in the future if we are required to make changes to sublease assumptions related to our vacated facilities.

Gain on Sale of Equity Interest in Japan Subsidiary.  Gain on sale of the equity interest in our Japan subsidiary for the nine-month period ended September 30, 2004 was $8.0 million, which represents the pre-tax gain recognized from the sale of our equity interest of approximately 59% in ValueClick Japan, Inc. in March 2004, net of related transaction expenses.

Interest Income, net.  Interest income, net, was $3.5 million for the nine-month period ended September 30, 2005 compared to $2.5 million for the same period in 2004. The increase of $0.9 million was primarily attributable to the effects of increasing average investment yields from 2004 as a result of interest rate increases from mid-2004 through the third quarter of 2005, offset by interest paid of $735,000 on our short-term debt.  We expect our net interest income to increase in the subsequent quarters as a result of paying off our short-term debt in September 2005 and as a result of additional anticipated interest rate increases by the Federal Reserve Board.

Provision for Income Taxes. For the nine-month period ended September 30, 2005, we recorded a provision for income taxes of $16.9 million compared to $4.9 million for the same period in 2004. The increase in the effective income tax rate for the nine-month period ended September 30, 2005 to 37.9% from 15.7% in the same period of the prior year was primarily due to the timing of the reversal of deferred tax asset valuation allowances. Additionally, the higher effective income tax rate for the nine months ended September 30, 2005, as compared to the same period in the prior year, reflects the increasing profit contribution from our domestic operations that are generally subject to higher tax rates than our international operations. In periods prior to December 31, 2004, we had fully reserved the majority of our long-term deferred tax assets based on an assessment that indicated it was not more likely than not that we would be able to utilize these deferred tax assets.  However, as of December 31, 2004, based upon factors including, but not limited to: our history of achieving operating objectives; the achievement of net income in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, we determined, primarily with the exception of net operating loss and capital loss carryforwards expected to expire before they are utilized and certain foreign net operating loss carryforwards, that it is more likely than not that a substantial portion of our deferred tax assets will be realized. The effective income tax rate reflects our anticipated pre-tax profitability and taxable income by tax jurisdiction. The taxable gain from the sale of our equity interest in ValueClick Japan of $8.0 million in 2004 was fully offset by the anticipated utilization of capital loss carryforwards generated by the Company in prior years.  Income taxes for interim periods are computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to our ongoing review and evaluation.  We expect our effective income tax rate for the three- and twelve-month periods ended December 31, 2005 to be approximately 41% and 39%, respectively, based on the current mix of profit contribution from our domestic operations. If our domestic businesses grow faster than our foreign businesses, we may be subject to increasing effective income tax rates as a result of the generally higher domestic tax rates as compared to foreign jurisdictions. The effective income tax rate for the nine-month period ended September 30, 2005 of 37.9% is lower than the expected full-year effective income tax rate due primarily to a change, the impact of which was reflected in the second quarter of 2005, in the Federal income tax rate used to measure our deferred tax assets.

Minority Share of Loss of Consolidated Subsidiary.  Minority share of the loss of ValueClick Japan was $130,000 for the nine-month period ended September 30, 2004. Prior to its sale in March 2004, we accounted for our equity interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income generated or losses incurred by ValueClick Japan. On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd.

Liquidity and Capital Resources

Since our inception and through the third quarter of 2005, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. In June 2005, we borrowed $91.7 million under a Master Repurchase Agreement with a major financial institution to finance a portion of the acquisition of Webclients, which closed in June 2005.  In September 2005, we fully repaid all principal and interest due under the Master Repurchase Agreement and no balances were outstanding as of September 30, 2005.  At September 30, 2005, our combined cash and cash equivalents and marketable securities balances totaled $225.6 million.

Net cash provided by operating activities totaled $47.0 million for the nine months ended September 30, 2005 compared to $28.7 million in 2004. The increase from 2004 was due primarily to an increase in income from operations of $20.4 million.

Net cash used in investing activities for the nine months ended September 30, 2005 of $14.5 million was primarily the result of the acquisitions of E-Babylon, Webclients and Fastclick, which resulted in total cash payments of $54.0 million, net of cash acquired, and additional consideration of $2.7 million related to our acquisition of Hi-Speed Media in December 2003.  We also made purchases of property and equipment totaling $5.9 million.  The cash used for these activities was partially offset by proceeds from net sales and maturities of marketable securities of $48.2 million.  The net cash used in investing activities for the nine months ended September 30, 2004 was primarily the result of the acquisition of Pricerunner, which resulted in cash payments of $25.0 million, net of cash acquired, net purchases of marketable securities of $24.2 million, and purchases of equipment of $4.3 million, offset by net proceeds from the sale of the Company’s equity interest in ValueClick Japan of $2.4 million.

Net cash provided by financing activities of $559,000 for the nine months ended September 30, 2005 was primarily attributable to proceeds of $6.4 million received from the exercises of common stock options.  These proceeds were offset by $5.7 million used to repurchase our common stock under our stock repurchase program as described below under Stock Repurchase Program.  Net cash provided by financing activities for the nine months ended September 30, 2004 of $4.6 million was primarily attributable to proceeds received from the exercises of common stock options of $7.1 million, offset by $2.2 million used to repurchase our common stock under our stock repurchase program.

Short-Term Debt

In June 2005, in connection with the closing of the acquisition of Webclients, the Company entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a financial institution under which the Company borrowed $91.7 million and pledged securities with an estimated fair value of $94.2 million as collateral.  Under the terms of the Repurchase Agreement, the Company was required to pay interest at the Federal Funds rate plus 30 basis points, 4.23% as of September 30, 2005.  For the three- and nine- month periods ended September 30, 2005, the Company incurred interest expense of approximately $735,000 at an average annual rate of 3.74% and $794,000 at an average annual rate of 3.73%, respectively. During the three months ended September 30, 2005, the Company repaid all outstanding principal and interest due under the Repurchase Agreement, using a combination of cash generated from operations, maturities of previously pledged marketable securities, and cash acquired in the Fastclick acquisition.  While we may elect to borrow additional funds in the future under the Repurchase Agreement, the amount of such borrowing and the related terms will be subject to approval by the financial institution and there can be no guarantee that we will be able to borrow upon terms that are favorable to us.

Stock Repurchase Program

In September 2001, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares may be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. During the nine-month period ended September 30, 2005, the Company repurchased 587,000 shares of its common stock under the Stock Repurchase Program. As of September 30, 2005, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 27.2 million shares of the Company’s common stock for approximately $79.2 million, $75.9 million of which were purchased pursuant to the Stock Repurchase Program. As of September 30, 2005, up to an additional $19.1 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program. All shares have been retired subsequent to their repurchase.

Commitments and Contingencies

As of September 30, 2005, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2010.  During the first quarter of 2005, we relocated to new corporate and affiliate marketing facilities. Total obligations over the next five years under these new lease commitments approximate $7.0 million. Other than these new lease commitments, there have been no significant changes to our commitments in the nine-month period ended September 30, 2005.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer liability insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, officers, and former directors, officers and employees of acquired companies, in certain circumstances.

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

Although we believe we have sufficient capital to fund our working capital and capital expenditure needs for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•                                          the market acceptance of our products and services;

•                                          the levels of promotion and advertising that will be required to launch our new products and services and chieve and maintain a competitive position in the marketplace;

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

During the nine months ended September 30, 2005 and 2004, we recorded a provision for sales returns of approximately $4.0 million and $2.6 million, respectively, as a reduction to our revenue. The increase in the provision for sales returns is a result of higher affiliate marketing revenue and e-commerce revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the September 30, 2005 allowance for sales returns of less than $100,000 and a corresponding reduction in revenue for the nine-month period then ended.

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

As of September 30, 2005 and December 31, 2004, we recorded an allowance for doubtful accounts of $4.5 million and $3.0 million, respectively.  The September 30, 2005 allowance for doubtful accounts represents a reserve percentage of 7% of our gross accounts receivable balance of $64.9 million. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the September 30, 2005 allowance for doubtful accounts of approximately $649,000 and a corresponding decrease in our operating income for the nine-month period then ended.

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

As of September 30, 2005, we have net unrealized losses of $1.4 million on a marketable securities portfolio with a total fair value of $165.9 million. Our marketable securities portfolio consists of investment-grade corporate and government agencies obligations. Management has determined that the unrealized losses as of September 30, 2005 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of September 30, 2005, if the determination was made that the current decline in market value of certain investments was other than temporary, the related impairment charge could be as much as $1.4 million. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of bond issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater that this amount.

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

In annual and quarterly periods prior to December 31, 2004, based upon both positive and negative evidence available, we had determined it was more likely than not that certain of our deferred tax assets were not realizable. Accordingly, we fully reserved certain of our deferred tax assets. In the fourth quarter of 2004, based on factors including, but not limited to: our history of achieving operating objectives; the achievement of net income beginning in the first quarter of 2003 and each subsequent quarter; our established customer relationships; and future projections of pre-tax income, we determined that it is more likely than not that we will be able to realize a substantial portion of our deferred tax assets. At December 31, 2004, we reversed $67.4 million of the valuation allowance. As of September 30, 2005, we have net deferred tax assets of $30.0 million.  Should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would reduce income in the period such determination was made.

•        Impairment of Goodwill and Intangible Assets.   Our long-lived assets include goodwill and other intangible assets with net balances of $273.8 million and $108.1 million, respectively, as of September 30, 2005. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st and between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2004 and September 30, 2005, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: the U.S. media business (excluding Hi-Speed Media); the Europe media business; and Hi-Speed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include the selection and application of appropriate earnings multiples. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger goodwill impairment. Based on our goodwill impairment testing for the year ended

December 31, 2004, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of, and during the quarter ended, September 30, 2005 that would have required us to perform an interim test for impairment on our goodwill.

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

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three- and nine-month periods ended September 30, 2005 and 2004, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio management. We invest a portion of our excess cash in debt instruments of high-quality corporate issuers, municipal and government agencies and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate, interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Marketable securities as of September 30, 2005 consisted of marketable debt securities in investment-grade corporate and government agencies securities with maturities of less than two years. As of September 30, 2005, our investments in marketable securities had a weighted-average time to maturity of approximately 287 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of September 30, 2005, unrealized losses in our investments in marketable securities aggregated $1.4 million.

During the quarter ended September 30, 2005, our investments in marketable securities yielded an effective annual interest rate of 2.75%. If interest rates were to decrease 100 basis points on a sustained, parallel basis, the result would be an annual decrease in our interest income related to our marketable securities of approximately $1.7 million. However, due to the uncertainty of the actions that would be taken in such a scenario and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is related to revenue and operating expenses for our European subsidiaries, which denominate their transactions primarily in U.K. Pounds, Euros and Swedish Krona. The effect of foreign currency exchange rate fluctuations for the three- and nine-month periods ended September 30, 2005 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result would be a reduction in revenue of approximately $4.5 million, a reduction in income before income taxes of approximately $0.5 million and a reduction of net assets, excluding intercompany balances, of approximately $2.1 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2005, we had $16.0 million in cash and cash equivalents denominated in foreign currencies, primarily the U.K. Pound and Swedish Krona.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. We consummated the acquisitions of Search123, Commission Junction, Hi-Speed Media, Pricerunner, E-Babylon, Webclients, and Fastclick on May 30, 2003, December 7, 2003, December 17, 2003, August 6, 2004, June 13, 2005, June 24, 2005, and September 29, 2005, respectively. Because of the number of acquisitions we completed in the past several years, the differences in the customer base and functionality of Search123, Commission Junction, Hi-Speed Media, Pricerunner, E-Babylon, Webclients, and Fastclick and our products, these acquisitions may present materially higher product, marketing, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

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

WE MIGHT NOT REMAIN PROFITABLE.

Although we achieved profitability in 2003 and have been profitable ever since, events could arise that prevent us from achieving net income in future periods.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 72.0% and 63.9% of our revenue for the quarter and nine months ended September 30, 2005, respectively, in part by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Historically, a significant portion of our revenue has been derived from our Media segment. Although we intend to continue to grow our Affiliate Marketing and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. Our Media segment includes products and services that are based on a cost-per-click (“CPC”), cost-per-action (“CPA”), cost-per-lead (“CPL”) or cost-per-thousand-impressions (“CPM”) pricing model. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our various pricing models to advertisers and to Web publishers; and, on our ability to attract and retain advertisers and Web publishers by differentiating our technology and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tools we offer for tracking Internet users’ activities after they have reached advertisers’ websites. We will not be able to assure you that our strategy will succeed.

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

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE ADVERTISEMENTS AND TO PREVENT FRAUD ON OUR NETWORKS IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

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

We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our networks of websites and email lists. Advertisers’ and Web publishers’ willingness to use our services and join our networks will depend on the extent to which they perceive our measurements of impressions, clicks or actions to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting impressions, clicks or actions, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory.

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

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions, such as CPM, CPC, CPL or CPA, and companies that offer pay-per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Direct Response and Linkshare, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. Further, both Google and Yahoo have announced plans to pursue the creation of display ad networks. We also compete with pay-per-click search companies such as Overture, recently acquired by Yahoo, Google and FindWhat.com. In addition, we now compete in the online comparison-shopping market with focused comparison-shopping websites such as Shopping.com, Kelkoo (which was recently acquired by Yahoo), NexTag, and Pricegrabber, and with search engines and portals such as Yahoo, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantages compared to our networks and have significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, or ISPs, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and/or reductions in advertising revenue. Google recently made available offline public-domain works through its search engine, which creates additional competition for advertisers. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

The successful integration of the companies we have acquired will depend in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, technical, sales, and customer support personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts, and natural disasters. We lease server space in El Segundo, San Jose and Sunnyvale, California; Louisville, Kentucky; Mechanicsburg, Pennsylvania; Ashburn, Virginia; and Stockholm, Sweden. Therefore, any of the above factors affecting any of these areas would substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but our primary system does not switch over to our back-up system automatically. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

•            fluctuations in our stock price which may impact the amount of stock-based compensation expense we are required to record;

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

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR BUSINESS AND MARKETING ALLIANCES AND PARTNERSHIPS, OUR ABILITY TO GROW COULD BE LIMITED, WE MAY NOT ACHIEVE DESIRED

REVENUE AND OUR STOCK PRICE MAY DECLINE.

In order to grow our business, we must generate, retain and strengthen successful business and marketing alliances.

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

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, MEDIAPLEX SYSTEMS, COMMISSION JUNCTION, HI-SPEED MEDIA, SEARCH123,  PRICERUNNER,  WEBCLIENTS, AND FASTCLICK TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE REVENUE, OUR BUSINESS MAY FAIL.

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

If the sales and implementation cycle of our technology products and services are delayed, our revenue will likewise be delayed. Our technology sales and implementation cycles are often lengthy, causing us to recognize revenue long after our initial contact with a prospective client. During our sales effort, we spend significant time educating prospective clients on the use and benefits of our products and services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months to over one year for our larger clients. The sales cycle for our message management services and media management applications is likely to be longer than the sales cycle for competitors because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients’ budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our applications, and the complexity of clients’ advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of a client agreement.

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

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS, INCLUDING BUT NOT LIMITED TO SPYWARE AND PRIVACY MATTERS, COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

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

Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Kentucky, Pennsylvania, Virginia, and Sweden, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the CAN-SPAM Act of 2003, H.R. 29, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our technologies in a manner that is not in compliance with these laws or their own stated privacy standards.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls over financial reporting.  As a result of our assessment of our internal control over financial reporting as of December 31, 2004, we determined that we had a material weakness in our internal control over financial reporting related to the application of GAAP to our accounting for income taxes.  We have taken steps to remediate this control deficiency and had corrected this material weakness as of March 31, 2005.  In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our stock price may decline.

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES, AND CHANGES IN ACCOUNTING FOR EQUITY COMPENSATION WILL ADVERSELY AFFECT EARNINGS.

We have historically used stock options as a key component of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly-qualified personnel. A portion of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, the FASB has finalized changes to GAAP that will require an expense to be recorded by the Company for employee stock option grants and other equity incentives beginning January 1, 2006. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

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

BTG International Inc. v. Barnesandnoble.com

In September 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The complaint alleged that through the use of certain online advertising technologies, B&N infringed two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860).  On October 6, 2005, the Company and B&N, without acknowledging wrongdoing, entered into a Patent License Agreement with BTG under which the Company, for a fee of $502,000, acquired a perpetual, non-exclusive license to use the BTG technologies for purposes of providing services to B&N.  In connection with the Patent License Agreement, this matter is now completed.

Prior to closing the acquisition of Fastclick, its former directors and the Company were named as defendants in a putative class action complaint filed on August 17, 2005 in the Court of Chancery, County of New Castle, State of Delaware by Walter Parrisch, on behalf of himself and the other Fastclick stockholders. The complaint alleges, among other things, that the offer and merger would be a breach of fiduciary duty and that the indicated exchange ratio is unfair to the stockholders of Fastclick. The complaint seeks, among other things, injunctive relief against consummation of the offer and merger, damages in an unspecified amount and rescission in the event the offer and merger occurs. The Company believes the claims are without merit and intends to vigorously defend against them.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ SCOTT H. RAY
Scott H. Ray
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 9, 2005