Form 10-K
period 2005-12-31
VALUECLICK INC/CA
filed 2006-03-31
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $1,016,000,000 (based upon the closing price for shares of the registrant’s Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). As of March 24, 2006, there were 102,068,375 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of the Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2005, are incorporated by reference in Parts I and III hereof. Except with respect to the information specifically incorporated by reference in this annual report on Form 10-K, the definitive Proxy Statement is not deemed to be filed as part hereof.

VALUECLICK, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

This annual report on Form 10-K (“Report”), including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 12 of this Report and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to ValueClick, Inc. are expressly qualified in their entirety by such language. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I.

ITEM 1.                BUSINESS

OVERVIEW

ValueClick is one of the world’s largest and most comprehensive online marketing services companies. We sell targeted and measurable online advertising campaigns and programs for approximately 6,000 advertisers and advertising agency clients, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

Our customers are primarily direct marketers, brand advertisers and the advertising agencies that service these groups. The proposition we offer our customers includes: one of the industry’s broadest online marketing services portfolios—including performance-based campaigns and programs where marketers only pay for advertising when it generates a customer lead or product sale; our ability to target campaigns to reach the online consumers our clients are most interested in; and, the scale at which we can deliver results for online campaigns. Additionally, our networks provide advertisers with a cost-effective and complementary source of online consumers relative to online portals and other large website publishers. Through this approach we have become an industry leader in generating qualified customer leads and online sales for advertisers and one of the industry’s largest display ad networks.

We generate the audiences for our advertisers’ campaigns primarily through networks of third-party websites and other online publisher partners. We aggregate our publisher partners’ online advertising inventory into networks, optimize these networks for specific marketing goals, and deliver the campaigns across the appropriate networks’ advertising inventory. We are one of the industry’s largest online network providers, with: industry expertise and proprietary technology platforms for online advertising inventory aggregation; campaign targeting, delivery and measurement; and, payment settlement and delivery services for our publisher partners.

Our publisher partners enjoy efficient and effective monetization of their online advertising inventory, including: representation by our direct sales teams in major U.S. and European media markets; participation in large-scale advertiser and advertising agency campaigns they may not have access to on their own; enhanced monetization through our campaign optimization technology; and, settlement services to ensure that publishers receive payment for the inventory utilized by advertisers. As we do not primarily own and operate websites that compete directly with our publisher partners for online consumers, we act as a trusted partner in helping online publishers monetize their online audience and advertising inventory.

We believe that the effectiveness of our online marketing services is dependent on the quality of our networks and our partner relationships. As such, we have established stringent quality standards that include publisher rejection from our networks due to inappropriate content, illegal activity and fraudulent clicking activity, among other criteria. We enforce these quality standards using a combination of manual and automated auditing processes that continually monitor and review both website content and adherence to advertiser campaign specifications.

In addition to our online marketing service offerings described above, we offer software that manages the targeting and delivery of website display ads and emails for customers with their own online consumer relationships, as well as software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes.

We derive our revenue from three business segments, based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology, which are described in more detail below. For information regarding the operating performance and total assets of these segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 17 “Segments and Geographic Information” to the December 31, 2005 consolidated financial statements included herein.

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, Pricerunner, completed in August 2004, Webclients and E-Babylon, both completed in June 2005, and Fastclick, completed in September 2005. Our strategic expansion and subsequent integration within the Media segment has increased our presence in interactive marketing with powerful offerings that are provided to advertiser and advertising agency clients in the following product categories:

Display Advertising Network

We provide advertisers and advertising agencies with access to one of the largest and most reputable online advertising networks in the industry. With a single buy, these marketers can reach targeted online users on a large-scale, using a variety of online display ad units and any of 18 standard channels of online content. Through our acquisition of Fastclick, we are now one of the largest online display ad network operators in the industry, where we partner with third-party website publishers and apply our technology platforms and industry expertise to deliver our advertiser clients’ display ad campaigns to the appropriate pages of our publisher partners’ websites.

With more than 13,500 active online publisher relationships in the U.S. and more than 18,000 worldwide, our display ad network reached approximately 113 million unique Internet users in the U.S. in January 2006 according to published industry data.

We deliver a variety of display ad units to the Web pages of our online display ad network and track them to evaluate success against the goals of the advertising programs. With traditional banner ads, interstitials, text links, and other online ad units, we attempt to maximize the impact of marketing campaigns by using the most effective placement for each type of campaign. We can also execute a wide variety of rich media applications, providing even greater visual and auditory impact for a marketer’s online display advertising campaigns.

We began as a performance-based marketing network and we continue to offer multiple pricing models designed around maximizing our clients’ return on investment. Our display advertising placements are offered on cost-per-thousand-impression (“CPM”) pricing, whereby our clients pay based on the number of times the target audience is exposed to the advertisement, cost-per-click (“CPC”) pricing, whereby payment is triggered only when an interested individual clicks on our client’s advertisement, and cost-per-action (“CPA”) pricing, whereby payment is triggered only when a specific, pre-defined action is performed by an online consumer. As discussed in “Lead Generation Marketing” below, we also sell display ads on a cost-per-lead (“CPL”) basis.

The benefits that our advertiser and advertising agency clients enjoy in Web advertising include: flexible pricing models; the ability to target and reach significant numbers of online consumers in a way that complements media buys on portals and other large online properties; the ability to have a single source for negotiation of other media buys; and the ability to improve online advertising campaigns in a variety of ways while the campaigns are still running, by optimizing at site, placement and creative levels, based on both response and conversion experience.

Publishers in our display ad network enjoy efficient and effective monetization of their online advertising inventory, including: representation by our direct sales teams in major U.S. and European media markets; participation in large-scale advertiser and advertising agency campaigns they may not be able to access on their own; enhanced monetization through our campaign optimization technology; and, settlement services to ensure that publishers receive payment for the inventory utilized by the advertisers.

Our automated online application process for publishers is supported by a team of network development and customer service professionals across all ValueClick properties. Their responsibilities include screening prospective Web publishers, monitoring network quality, maintaining publisher relationships, consulting with publishers on additional revenue opportunities, and the trafficking and optimization of client advertising campaigns.

Lead Generation Marketing

In our lead generation marketing services, we manage online campaigns that generate qualified customer inquiries for an advertiser’s product or service. An online consumer generates a qualified customer inquiry when he or she responds to the advertiser’s offer by providing some personal information (such as their email address, phone number and/or mailing address) and requesting to be contacted by the advertiser. Lead generation advertiser clients only pay us when an online consumer opts in to being contacted by the advertiser.

We utilize a number of methods to distribute advertiser lead generation offers, including:

•       Opt-in email lists—where online consumers have agreed to receive advertiser offers through email messages;

•       Co-registration—where online consumers visiting or registering to use a publisher’s website are also invited to register for advertisers’ offers;

•       Display ads—where publisher partners agree to display online ads focused on generating customer leads for specific offers; and

•       ValueClick owned and operated websites—where we manage websites that host advertiser offers from which users can choose. ValueClick lead generation websites include survey websites, gift card and prize-related websites, and vertical industry category websites such as online continuing education and financial services.

Our lead generation capabilities have been developed organically and through acquisitions, including the recent acquisitions of Hi-Speed Media in December 2003 and Webclients in June 2005.

Email Marketing

Our email marketing services allow marketers to target qualified prospective customers on a large scale with opt-in email lists from our proprietary database of names and from a select group of email list partners who meet our stringent criteria for data integrity, as well as those who comply with all aspects of U.S. federal email legislation. Through ValueClick Media’s relationships with quality business and consumer opt-in email list owners and managers, email marketing clients can target audiences within specific selection criteria.

Through our acquisitions of Hi-Speed Media and Webclients, we now possess a database of approximately 80 million opt-in email profiles that comply with U.S. federal email legislation. Through this business, we provide marketers with the ability to advertise their products and services to the target audiences of our email database within specific selection criteria.

Search Marketing

Search marketing allows marketers to find prospective customers who are actively engaged in researching and buying products and services online. ValueClick Media’s search offerings are pay-per-click search engines, in which marketers bid for placement within search results and pay only when targeted leads are delivered to their website. ValueClick Media’s two search offerings are as follows:

Search123 is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites.

Simpli is ValueClick’s premium paid search offering. Simpli sources traffic through Simpli.com and websites where Simpli typically enables the entire search experience. Simpli’s meta-engine architecture queries leading paid and algorithmic search engines and presents highly relevant search results. Simpli also offers intelligent “are you looking for?” technology that allows users to refine their searches.

ValueClick Media search offerings act as an affordable complement to other pay-per-click search engines, enabling marketers to realize additional qualified sales leads from search results at a competitive price. ValueClick Media’s search network includes hundreds of online publisher partner websites, which collectively generate hundreds of millions of searches per month.

Online Comparison Shopping

Our online comparison shopping service enables consumers to research and compare products from among thousands of online and offline merchants through our Pricerunner destination websites. We gather product and merchant data and organize it into a comprehensive catalog on our destination websites, along with relevant consumer and professional reviews. Our service is free for consumers and merchants primarily pay us on a CPC basis when consumers click through to merchant websites from listings on our websites. Pricerunner currently runs websites in the United Kingdom, Sweden, the United States, Germany, France, and Denmark.

E-commerce

We sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites. We entered this business through the acquisition of Hi-Speed Media in 2003, and added to our e-commerce capabilities with the acquisition of E-Babylon in June 2005.

AFFILIATE MARKETING

Through the combination of proprietary technology platforms, marketing expertise and a quality advertising network, our Affiliate Marketing business enables an advertiser to develop its own fully-commissioned online sales force comprised of third-party affiliate publishers. We believe we are the largest provider of affiliate marketing services.

In affiliate marketing, a publisher joins an advertiser’s affiliate marketing program and agrees to distribute the advertiser’s offers in exchange for commissions on leads or sales generated. The publisher places the advertiser’s display ads, text links or products on their website, in email campaigns, or in search listings, and receives a commission from the advertiser only when a visitor takes a specific action, such as filling out a form or making a purchase on the advertiser’s website.

ValueClick Affiliate Marketing segment services, outlined below, are offered through our wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003. In 2004, we integrated Be Free and Commission Junction and began marketing our affiliate marketing offerings under the Commission Junction brand name.

Affiliate Marketing

Based on proprietary technology platforms, our Affiliate Marketing segment provides a suite of comprehensive services that enable an advertiser to manage and optimize an ongoing affiliate marketing program, including:

•       Recruiting affiliate publishers to join the advertiser’s program;

•       Managing the various offers made available to affiliates;

•       Tracking and measuring online consumer traffic and desired actions (e.g., leads, sales) that each affiliate drives to the advertiser’s website;

•       Analyzing the effectiveness of individual offers and affiliates; and

•       Tracking and processing the payments due to each affiliate for the desired actions they enable across the advertiser’s program.

Our affiliate marketing services are offered on a hosted basis to enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.

CJ Marketplace

To facilitate the advertiser recruitment of affiliates, we manage CJ Marketplace, an affiliate publisher network dedicated to our affiliate marketing business. Advertisers upload their offers onto CJ Marketplace, making them available for placement by affiliates. Affiliates apply to join the advertiser’s program, and upon acceptance, select and place the advertiser’s offers on their websites, in email campaigns, or in search listings. These links are served and tracked by Commission Junction. When a consumer clicks on one of the affiliate’s links and then makes an online purchase or fills out a form on the advertiser’s website, that transaction is tracked and recorded by Commission Junction.

CJ Marketplace provides an open environment whereby affiliates can view payment and conversion statistics to assess the effectiveness of every advertiser and advertisement, and advertisers can quickly gauge the quality and potential of every affiliate relationship in the marketplace, allowing them to maximize the performance and scale of their online advertising campaigns.

Affiliate Marketing revenues are driven by a combination of fixed fees and variable compensation that is based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

In addition to the transaction-related revenue streams, we also receive service fees from our advertiser clients who elect to utilize our Outsourced Program Management service and Commission Junction Vantage service offerings. With these services, we assume full responsibility for all aspects of managing the advertiser’s program including planning, affiliate recruitment, program review and management, and program administration.

The benefits of our affiliate marketing offerings include a large-scale pay-for-performance model, comprehensive technology platforms, professional services, and extensive expertise.

TECHNOLOGY

Our Technology segment provides marketers, advertising agencies, website publishers, and other companies with the tools they need to manage both their business operations and marketing programs effectively. The technology products and services outlined below are offered through our wholly-owned subsidiaries Mediaplex, Inc. and Mediaplex Systems, Inc. (formerly AdWare Systems, Inc.), both acquired in October 2001.

Mediaplex:

Our Mediaplex subsidiary is an application services provider (“ASP”) offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

Mediaplex’s solutions span three primary categories—third-party adserving, publisher ad management and email campaign management, as outlined below.

Mediaplex—Third-Party Adserving

Our third-party adserving product, MOJO® Adserver, allows users to configure Web advertising campaigns, serve those campaigns according to time and site placements—commonly known in the industry as trafficking—and report results from such campaigns through to conversion. MOJO® Adserver operates on the same platform as MOJO® Mail (see Mediaplex—Email Campaign Management below), is Web-based and is available as either a full-service or self-service offering.

The benefits of our third-party adserving technology and services include an intuitive interface, advanced targeting options, response and conversion tracking, near real-time reporting, a choice of full-service or self-service offerings, automated creative and placement optimization, the ability to handle rich media, and back-end data feeds for quantitative analysis.

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

Mediaplex—Email Campaign Management

Either alone or in combination with ValueClick Media’s email marketing solutions described above, our email campaign management product, MOJO® Mail, allows users to configure, traffic and report results for permission-based prospect and customer email campaigns. In addition to basic email campaign execution, MOJO® Mail affords a user the ability to populate email messages with dynamic content that is updated in real-time when the recipient opens the email. The product’s Web-based interfaces, MOJO® Works (delivery configuration) and MOJO® Reports (tracking results), provide a single point of access for email messaging campaigns across all platforms, including online advertising and wireless devices. The system, available in both full-service and self-service offerings, provides the ability to target prospect customer and audience segments with tailored offers and creative message versions, and to track through to conversion activity in near real-time.

The benefits of our email campaign management technology include an intuitive interface, systematic list management and segmentation, advanced targeting options, unsubscribe and bounce management, near real-time reporting, response and conversion tracking, back-end data feeds for quantitative analysis, a choice of full-service or self-service offerings, the ability to handle rich media programs, and integration with our email marketing solutions described above.

Mediaplex Systems:

Our Mediaplex Systems subsidiary is an ASP that delivers high-quality, Web-based enterprise management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span three primary categories—agency management, media management and content management, as outlined below. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contractual service period.

The benefits offered by our enterprise management solutions include increased productivity, improved tracking and monitoring of business processes, ease of implementation, exceptional customer service, Web-based ASP, and significant scalability.

Mediaplex Systems—Agency Management

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

Mediaplex Systems—Media Management

Our media management systems enable media planners in corporate marketing departments and advertising agencies to plan, execute, track, analyze, and bill for media buys for network broadcast, spot broadcast, national cable, local cable, syndication, newspaper, magazine and trade publications, and outdoor media channels. Media planners use these systems to record the available advertising opportunities and their corresponding cost and choose the configuration that best meets their campaign needs. They can then generate a media plan that consists of the media placements they have selected. Different systems are available for each type of media buying:

•       AdVault BROADCAST: A tool for making, tracking and analyzing spot broadcast, syndication and local cable media buys.

•       AdVault NETWORK: A tool for making, tracking and analyzing network broadcast, national cable and syndication media buys. The system also enables efficient invoicing and payment capabilities for the commercial schedule.

•       AdVault PRINT: A tool providing all of the functionality needed to estimate, contract for, buy, bill, and pay for advertisements scheduled in newspapers, magazines and trade publications. In addition, Ad Vault PRINT can handle outdoor media buys such as billboards.

Mediaplex Systems—Content Management

Content Depot is a Web-based digital asset management solution that stores, indexes, retrieves, and plays/views digital assets such as documents, audio files, video files, and graphics. Content Depot is designed for both easy installation and use, and is targeted at any business that needs an affordable way to manage and utilize their digital assets.

INTERNATIONAL OPERATIONS

We currently have international operations in the United Kingdom, Germany, France, and Sweden. All of these operations are wholly-owned subsidiaries. Prior to March 26, 2004, we had operations in Japan through our majority owned subsidiary, ValueClick Japan. We completed the sale of our 59% equity interest in ValueClick Japan to livedoor Co., Ltd., a Japanese Internet and technology product and services company, on March 26, 2004.

In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick, Inc., based in the United Kingdom. In 2000, we expanded in Europe by opening wholly-owned subsidiaries in Paris, France and Munich, Germany. In August 2004, we acquired Pricerunner AB, a leading provider of online comparison shopping services in Europe, based in Sweden. Employees in our international subsidiaries totaled 199 as of December 31, 2005. For additional information regarding our international operations, see note 17 “Segments and Geographic Information” to our consolidated financial statements contained in this annual report on Form 10-K.

TECHNOLOGY PLATFORMS

Our proprietary applications are constructed from established, readily available technologies. These technologies are crafted into applications whose main objective is to outperform offerings of our competitors. Some of the basic components our products are built on come from leading software and hardware providers such as Oracle, IBM, Sun, Dell, EMC, and Cisco while some components are constructed from leading Open Source software projects such as Apache Web Server, FreeBSD and Perl. By striking the proper balance between using commercially available software and Open Source software, we direct our technology expenditures toward developing distinguishing application functionality while minimizing third-party technology supplier costs.

We build in high-performance, availability and reliability into our product offerings, and each offering outperforms industry-wide acceptable performance measurements. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering failsafe controls into our critical components. ValueClick delivers its hosted solutions primarily from five co-location centers, geographically disbursed within the United States. ValueClick applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

Our continued investment in ValueClick’s technology infrastructure helps to ensure that our product offerings remain innovative, competitive and cost-effective.

SALES, MARKETING AND CUSTOMER SERVICE

We market our products and services primarily through direct marketing, print advertising and online advertising throughout the year. We also market them through the ValueClick properties’ websites, trade show participation and other media events. In addition, we actively pursue public relations programs to promote our brands, products and services to potential network Web publishers and advertisers, as well as to industry analysts.

Customers

We sell our products and services to a variety of advertisers and advertising agencies primarily through our internal sales team. We make extensive use of telemarketing and e-marketing strategies. Each of our account executives assists the advertisers he or she services with all aspects of media planning and design of their advertising campaigns and their related technology needs. These services and products include advertisement purchasing and placement, assessment of campaign results and optimization of campaign performance and related technology platforms.

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

Additional competitive factors include, but are not limited to, our and each of our competitor’s: reputation, knowledge of the advertising market, financial controls, geographical coverage, relationships with clients, technological capability, and quality and breadth of services.

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

INTELLECTUAL PROPERTY RIGHTS

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have registered the trademark “ValueClick” in the United States and the European Union. We currently have thirteen pending U.S. patent applications. In addition, we have been granted eight patents. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may have or may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to those of our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

In October 2005, we purchased a perpetual, non-exclusive license from BTG International, Inc. (“BTG”) to use the BTG technologies for purposes of providing affiliate marketing services to Barnesandnoble.com (“B&N”). In connection with the Patent License Agreement, BTG and B&N also entered into a Confidential Release and Settlement Agreement under which BTG and B&N agreed to cease any and all current or future claims related to the technology in question.

In December 2002, we purchased a perpetual, non-exclusive license from 24/7 Real Media for the ‘368’ patent under a Patent License Agreement. In connection with the Patent License Agreement, 24/7 Real Media also agreed to terminate their lawsuit against us for patent infringement. The terms of the Patent License and Settlement Agreement are confidential.

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

Fastclick, Inc.   On September 27, 2005, we acquired 97% of the outstanding shares of Fastclick, Inc. (“Fastclick”) common stock upon the closing of its tender offer for all shares of Fastclick common stock. On September 29, 2005, we acquired the remaining 3% of outstanding shares of Fastclick common stock, at which time Fastclick became a wholly-owned subsidiary of ValueClick. Fastclick provides online advertising services and technologies, and has developed an advertising network of more than 9,000 third-party publisher websites. Combined with ValueClick’s existing market position in online media services, the addition of Fastclick to our suite of products and services positions ValueClick as one of the largest online advertising network providers.

The results of Fastclick’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, October 1, 2005. The results of operations of Fastclick for the period from the closing of the tender offer at midnight on September 27, 2005 through September 30, 2005 are not significant. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Fastclick for an aggregate purchase price of approximately $215.7 million, consisting of approximately 15.6 million shares of ValueClick common stock valued at approximately $202.5 million, stock options assumed valued at approximately $12.6 million, and transaction costs of the acquisition of approximately $600,000.

Web Marketing Holdings, Inc..   On June 24, 2005, we completed the acquisition of Web Marketing Holdings, Inc. (“Webclients’), a leading provider of online marketing services including lead generation, opt-in email distribution, and promotional and industry-focused online content. Webclients’ business activities complement our media and affiliate marketing businesses, and can be leveraged across our advertiser base.

The results of Webclients’ operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, July 1, 2005. The results of operations of Webclients for the period from June 24, 2005 through June 30, 2005 are not significant. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Webclients for an aggregate purchase price of approximately $142.5 million, consisting of cash of $122.2 million, approximately 1.8 million shares of ValueClick common stock valued at approximately $18.4 million, stock options assumed valued at approximately $1.5 million, and transaction costs of the acquisition of approximately $420,000. The stock portion of the consideration represented approximately 14.0% of the total purchase price.

E-Babylon, Inc.   On June 13, 2005, we completed the acquisition of E-Babylon, Inc. (“E-Babylon”), a leading online marketer of ink jet cartridges and toner. E-Babylon expands our e-commerce channel and provides an infrastructure with the capability to support all of our current e-commerce initiatives.

The results of E-Babylon’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, June 1, 2005. The results of operations of E-Babylon for the period from June 1, 2005 through June 12, 2005 are not significant. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of E-Babylon for an aggregate purchase price of approximately $14.8 million, consisting of cash of $14.7 million and transaction costs of the acquisition of approximately $112,000.

Pricerunner AB.   On August 6, 2004, we completed the acquisition of Pricerunner AB (“Pricerunner”), a leading provider of online comparison shopping services in Europe. With the addition of Pricerunner, we have expanded our suite of performance-based online marketing solutions into the area of comparison shopping. Together with our other services, Pricerunner increased our competitive position in Europe and the United States. In the second quarter of 2005, we launched Pricerunner in the United States, offering consumers a broad range of products from offline and online retailers throughout the country.

The results of Pricerunner’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, August 1, 2004. The results of operations of Pricerunner for the period from August 1, 2004 through August 5, 2004 are not significant. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of approximately $30.1 million, including cash of approximately $26.9 million, approximately 263,000 shares of ValueClick common stock valued at approximately $2.0 million, and transaction costs of the acquisition of approximately $1.2 million.

Hi-Speed Media, Inc.   On December 17, 2003, we completed the acquisition of Hi-Speed Media, Inc. (“Hi-Speed Media”), a provider of email marketing and e-commerce services.

The results of Hi-Speed Media’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, January 1, 2004. The results of operations of Hi-Speed Media for the period from December 17, 2003 through December 31, 2003 are not significant. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Hi-Speed Media for an aggregate purchase price of approximately $10.5 million, including cash of $9.0 million, stock options assumed valued at approximately $0.4 million and transaction costs of $1.1 million. We also agreed to provide additional cash consideration of up to $1.0 million per quarter, contingent upon the achievement of certain revenue and operating income milestones over the eight quarters beginning January 1, 2004. Contingent cash consideration earned for the years ended December 31, 2005 and 2004 totaled approximately $3.6 million and $2.3 million, respectively, and were reflected as an increase in goodwill.

Commission Junction, Inc.   On December 7, 2003, we completed the acquisition of Commission Junction, Inc. (“Commission Junction”), an affiliate marketing business which provides technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs.

The results of Commission Junction’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, December 1, 2003. The results of operations of Commission Junction for the period from December 1, 2003 through December 6, 2003 are not significant. Pursuant to the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Commission Junction for an aggregate purchase price of approximately $62.1 million, consisting of approximately 3.0 million shares of ValueClick common stock, valued at approximately $29.5 million, approximately $26.1 million in cash and transaction costs of the acquisition of approximately $0.4 million. Additionally, outstanding options to acquire common stock of Commission Junction were converted into an aggregate of approximately 1.2 million options to acquire ValueClick common stock valued at approximately $6.1 million.

Search123.com Inc.   On May 30, 2003, we completed the acquisition of Search123.com Inc. (“Search123”), a search marketing company that allows marketers to find prospective customers who are actively engaged in researching and buying products and services online.

The results of Search123’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, June 1, 2003. The results of operations of Search123 for the period from May 30, 2003 through May 31, 2003 are not significant. The aggregate consideration paid for Search123 was approximately $4.9 million, consisting of a cash payment of approximately $3.2 million, the assumption of a net working capital deficit of approximately $1.5 million and transaction costs of the acquisition of approximately $200,000.

PRIVACY

We may collect personally identifiable information on a permitted basis. We store this data securely and do not use the data without the explicit, knowing permission of the user when we collect the data on behalf of our clients. We rely on our clients to treat such data with the appropriate precaution and responsibility as stated in their privacy policies. In addition, we use non-personally identifiable information provided by websites, pursuant to their privacy policies, about their viewers’ general demographics and interests in order to target appropriate advertising to the websites.

Moreover, if our clients have databases of their customers, we can use this data on behalf of those clients, again pursuant to their privacy policies. The premise is that both the website providing the ad space and the advertiser (1) have a relationship with the customer, or opt-in, (2) have an opportunity to share their privacy policies with their customers, and (3) provide an opportunity to opt-out.

Our clients retain the right to use data which they have obtained through explicit permission from an Internet user; for example, if a customer of our client provides an email address to receive information and updates. We rely on our clients’ consumer privacy policies, as well as the privacy practices of the publisher websites included in each campaign.

We collect certain technical data (such as type of browser, operating system, domain type, date and time of viewer’s response) when serving Internet advertisements. This type of information is defined by the Network Advertising Initiative as non-personally identifiable information (“Ad Delivery and Reporting Data”). We may retain this Ad Delivery and Reporting Data indefinitely.

We use “cookies,” among other techniques, to measure and report non-personalized information to advertisers, such as the number of people who see their advertisements or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a Web-user’s hard drive. Cookies cannot read information from the user’s hard drive; rather they allow sites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same advertisements repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used to allow personalization features such as stock portfolio tracking and targeted news stories.

We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard effort in the industry, providing simple and automated privacy controls for users. Please refer to the section entitled “Government Enforcement Actions, Changes in Government Regulation and Industry Standards, Including But Not Limited To, Spyware and Privacy Matters, Could Decrease Demand For Our Services and Increase Our Costs of Doing Business” in Item 1A “Risk Factors” of this annual report on Form 10-K for further details about our compliance with privacy regulations.

EMPLOYEES

As of December 31, 2005, we had 815 employees in the U.S. and 199 employees in our international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

EXECUTIVE OFFICERS

See Part III, Item 10 “Directors and Executive Officers of the Registrant” of this annual report on Form 10-K for information about executive officers of the registrant.

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

ITEM 1A.        RISK FACTORS

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

This annual report on Form 10-K contains forward-looking statements based on the current expectations, assumptions, estimates, and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this annual report on Form 10-K. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business. We consummated the acquisitions of Search123, Commission Junction, Hi-Speed Media, Pricerunner, E-Babylon, Webclients, and Fastclick on May 30, 2003, December 7, 2003, December 17, 2003, August 6, 2004, June 13, 2005, June 24, 2005, and September 29, 2005, respectively. Because of the number of acquisitions we completed in the past several years, the differences in the customer base and functionality of Search123, Commission Junction, Hi-Speed Media, Pricerunner, E-Babylon, Webclients, and Fastclick and our products, these acquisitions may present materially higher product, sales and marketing, customer support, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

If we finance future acquisitions by using equity or convertible debt securities, this would dilute our existing stockholders. Any amortization of intangible assets, or other charges resulting from the costs of these acquisitions, could have an adverse effect on the results of our operations. In addition, we may pay more for an acquisition than the acquired products, services, technology, or businesses are ultimately worth.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 69.3% of our revenue for the year ended December 31, 2005 in part by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

Intense competition among websites, Internet search services and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click rates. Since we rely heavily on performance-based pricing models to generate revenue, any decline in click rates may make our pricing models less viable or less attractive solutions for Web publishers and advertisers, and our revenue could decline.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING SPACE AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE NEW ADVERTISING SPACE.

Our success depends in part on our ability to effectively manage our existing advertising space. The Web publishers and email list owners that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, websites can change the amount of inventory they make available to us at any time. If a Web publisher or email list owner decides not to make advertising space from its websites, newsletters or email lists available to us, we may not be able to replace this advertising space with advertising space from other websites or email list owners that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue.

We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers’ changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our networks new Web publishers and email list owners that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers and email list owners to our networks and to retain Web publishers and email list owners currently in our networks will depend on various factors, some of which are beyond our control. These factors include: our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and email list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and email list owners continues to increase. We will not be able to assure you that the size of our inventory will increase or even remain constant in the future.

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

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. One of the primary competitors of our Search123 subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as MIVA and Google. MIVA and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement. BTG International, Inc. (“BTG”) purports to own two patents related to affiliate marketing. The patents allegedly cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860). BTG has brought suit to enforce its patent rights against, among others, Barnesandnoble.com and Amazon.com.

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE ADVERTISEMENTS AND TO PREVENT FRAUD ON OUR NETWORKS IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Websites typically place small files of non-personalized (or “anonymous”) information, commonly known as cookies, on an Internet user’s hard drive, generally without the user’s knowledge or consent. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user’s browser software. We currently use cookies to track an Internet user’s movement through the advertiser’s website and to monitor and prevent potentially fraudulent activity on our networks. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation (including, but not limited to, Spyware legislation such as U.S. House of Representatives Bill HR 29 the “Spy Act”) has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time-consuming, could require us to change our business practices and could divert management’s attention.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

We earn revenue from advertisers and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our networks of websites and email lists. Advertisers’ and Web publishers’ willingness to use our services and join our networks will depend on the extent to which they perceive our measurements of impressions, clicks and actions to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting impressions, clicks and actions, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of user responses to advertisements could cause us to lose customers or advertising inventory.

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST OTHER INTERNET ADVERTISING COMPANIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY AND OUR REVENUE AND RESULTS OF OPERATIONS COULD DECLINE.

The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing client demands. The introduction of new services embodying new technologies and the emergence of new industry standards and practices could render our existing services obsolete and unmarketable or require unanticipated technology or other investments. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

The market for Internet advertising and related services is highly competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay-per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com, acquired by AOL. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Advertising.com, Performics, acquired by DoubleClick, Direct Response, acquired by Digital River, and Linkshare, acquired by Rakuten, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. Further, both Google and Yahoo have announced plans to pursue the creation of display ad networks. We also compete with pay-per-click search companies such as Overture, acquired by Yahoo, Google and MIVA. In addition, we now compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com, acquired by eBay, Kelkoo, acquired by Yahoo, NexTag, Shopzilla, acquired by EW Scripps, and Pricegrabber, acquired by Experian, and with search engines and portals such as Yahoo, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantages compared to our networks and have a significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial, technical and sales and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers, or ISPs, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. Google has made available offline public-domain works through its search engine, which creates additional competition for advertisers. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical and sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

OUR REVENUE AND RESULTS OF OPERATIONS COULD BE NEGATIVELY IMPACTED IF INTERNET USAGE AND THE DEVELOPMENT OF INTERNET INFRASTRUCTURE DO NOT CONTINUE TO GROW.

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

OUR LONG-TERM SUCCESS MAY BE MATERIALLY ADVERSELY AFFECTED IF THE MARKET FOR E-COMMERCE DOES NOT GROW OR GROWS SLOWER THAN EXPECTED.

Because many of our customers’ advertisements encourage online purchasing, our long-term success may depend in part on the growth and market acceptance of e-commerce. Our business may be adversely affected if the market for e-commerce does not continue to grow or grows slower than now expected. A number of factors outside of our control could hinder the future growth of e-commerce, including the following:

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

In particular, any well-publicized compromise of security involving Web-based transactions could deter people from purchasing items on the Internet, clicking on advertisements, or using the Internet generally, any of which could cause us to lose customers and advertising inventory and which could materially, adversely affect our revenue and results of operations.

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

The successful integration of the companies we have acquired will depend in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions.

Our future success is substantially dependent on the continued service of our key senior management. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our senior management team, or of any other key employees, could divert management’s time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. We lease data center space in El Segundo, San Jose and Sunnyvale, California; Louisville, Kentucky; Mechanicsburg, Pennsylvania; Ashburn, Virginia; Stockholm, Sweden, and several small scale data centers or office locations throughout the United States and Europe. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter advertisers’ current or prospective spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations and financial condition.

IF WE DO NOT SUCCESSFULLY EXECUTE OUR INTERNATIONAL STRATEGY, OUR REVENUE AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

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

We depend, and expect to continue to depend, on our business and marketing alliances, which are companies with which we have written or oral agreements to work together to provide services to our clients and to refer business from their customers to us. If companies with which we have business and marketing alliances do not refer their customers to us to perform their online campaign and message management, our revenue and results of operations could be severely harmed.

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, MEDIAPLEX SYSTEMS, COMMISSION JUNCTION, HI-SPEED MEDIA, SEARCH123,  PRICERUNNER,  WEBCLIENTS, AND FASTCLICK TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE SUFFICIENT REVENUE, OUR BUSINESS WOULD BE HARMED.

Our future revenue is likely to be dependent on the acceptance by advertisers and Web publishers of the use of our technologies. If these technologies do not perform as anticipated or otherwise do not attract advertisers and Web publishers to use our services, our operations will suffer. In addition, we may incur significant expenses in the future enhancing our existing and purchased technologies. If our revenue generated from the use of our technologies does not cover these development costs, our results of operations and financial condition would suffer.

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

If the sales and implementation cycle of our technology products and services are delayed, our revenue will likewise be delayed. Our technology sales and implementation cycles are often lengthy, causing us to recognize revenue long after our initial contact with a prospective client. During our sales effort, we spend significant time educating prospective clients on the use and benefits of our products and services. As a result, the sales cycle for our technology products and services may range from a few weeks to several months to over one year for our larger clients. The sales cycle is likely to be longer because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients’ budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate client personnel to implement our applications, and the complexity of clients’ advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of a client agreement.

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

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS AND ADVERTISING INVENTORY.

The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated technology investments. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers’ and publisher partners’ changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our systems do not support some types of advertising formats, such as certain video and audio formats, and many of the websites in our networks have not implemented systems to allow rich media advertisements. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose customers or advertising inventory. We purchase most of the software used in our business from third-parties. We intend to continue to acquire technologies necessary for us to conduct our business from third-parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers and advertising inventory.

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS, INCLUDING BUT NOT LIMITED TO, SPYWARE AND PRIVACY MATTERS, COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding Spyware (e.g., H.R. 29, the “Spy Act”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to Spyware. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, Spyware, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click fraud, acceptable content, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of SPAM or Spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of SPAM and Spyware by our publisher partners.

Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Kentucky, Pennsylvania, Virginia, England, and Sweden, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

WE COULD BE HELD LIABLE FOR OUR OR OUR CLIENTS’ FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS GOVERNING CONSUMER PRIVACY.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. Any failure by us to comply with applicable foreign, federal and state laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our clients and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union’s directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY.

Our common stock has been publicly traded since March 30, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of December 31, 2005, we have total intangible assets, including goodwill, of $375.5 million. We are required under accounting principles generally accepted in the United States to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable.   Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets in determined.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND OUR STOCK PRICE MAY BE ADVERSELY IMPACTED.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. As a result of our assessment of our internal control over financial reporting as of December 31, 2004, we determined that we had a material weakness in our internal control over financial reporting related to the operation of our controls for evaluating and documenting our deferred tax assets. As further described in Item 9A “Controls and Procedures,” we remediated this material weakness during 2005 and determined that our internal control over financial reporting was effective as of December 31, 2005. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our stock price may decline.

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES, AND CHANGES IN ACCOUNTING FOR EQUITY COMPENSATION WILL ADVERSELY AFFECT EARNINGS.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly-qualified personnel. A portion of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, the Financial Accounting Standards Board (“FASB”) has finalized changes to GAAP that will require an expense to be recorded by the Company for employee stock option grants and other equity incentives beginning January 1, 2006. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease a number of properties in both domestic and foreign locations.

Our principal corporate offices are located in Westlake Village, California, where we lease a property with approximately 35,000 square-feet of space. This facility is also used by our Media segment’s operations. Other leased facilities used in our Media segment operations include a 7,000 square-foot facility in New York, New York, shared with our Technology segment, another 3,900 square-foot facility in New York, New York, a 27,500 square-foot facility and a 6,500 square-foot facility in Harrisburg, Pennsylvania, a 14,900 square-foot facility and a 7,600 square-foot facility in Santa Barbara, California, a 8,800 square-foot facility and a 2,200 square-foot facility in Los Angeles, California, as well as a 10,600 square-foot facility in San Francisco, California, shared with our Technology segment. In November 2005, we signed a lease, to expand our principal corporate offices, for an additional 5,300 square-foot facility in Westlake Village, California, which is also used by our Media segment’s operations. Additionally, we own land and a building, approximating 61,900 square-feet and 23,800 square-feet, respectively, in Simi Valley, California, which is used by our Media segment’s operations.

Leased facilities used in our Affiliate Marketing segment operations include a 12,500 square-foot facility in Marlborough, Massachusetts and a 28,400 square-foot facility in Santa Barbara, California.

Leased facilities used in our Technology segment operations include a 10,600 square-foot facility in San Francisco, California, and a 7,000 square-foot facility in New York, New York, both shared by our Media Segment, and a 20,800 square-foot facility in Louisville, Kentucky.

We also lease small office space and facilities in: Agoura Hills, California; London, England; Paris, France; Munich, Germany; and, Stockholm, Sweden. Our foreign offices are used primarily for our Media segment operations and Affiliate Marketing segment operations. In addition, we use third-party co-location facilities that house our Web servers in: San Jose, California; Los Angeles, California; Sunnyvale, California; El Segundo, California; Louisville, Kentucky; Mechanicsburg, Pennsylvania; Ashburn, Virginia; London, England; and, Stockholm, Sweden. We are currently pursuing additional office space in response to our historical and projected growth. For additional information regarding our obligations under leases, see note 15 “Commitments and Contingencies” to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 3.                LEGAL PROCEEDINGS

BTG International Inc. v. Barnesandnoble.com

In September 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The complaint alleged that through the use of certain online advertising technologies, B&N infringed two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860). On October 6, 2005, the Company and B&N, without acknowledging wrongdoing, entered into a Patent License Agreement with BTG under which the Company, for a fee of $502,000, acquired a perpetual, non-exclusive license to use the BTG technologies for purposes of providing services to B&N. This matter is now concluded.

Parrisch et al v. Fastclick, Inc.

Prior to closing the acquisition of Fastclick, its former directors and the Company were named as defendants in a putative class action complaint filed on August 17, 2005 in the Court of Chancery, County of New Castle, State of Delaware by Walter Parrisch, on behalf of himself and the other Fastclick stockholders. The complaint alleged, among other things, that the offer and merger would be a breach of fiduciary duty and that the indicated exchange ratio was unfair to the stockholders of Fastclick. The complaint sought, among other things, injunctive relief against consummation of the offer and merger, damages in an unspecified amount and rescission in the event the offer and merger occurs. The Company believes the claims are without merit. This complaint was dismissed without prejudice in March 2006.

Other Matters

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the quarter ended December 31, 2005.

PART II.

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The NASDAQ National Market under the symbol “VCLK” since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on The NASDAQ National Market. On March 30, 2006, the last sale price of our common stock reported by The NASDAQ National Market was $16.83 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2005
Fourth Quarter	$20.26	$15.26
Third Quarter	$17.64	$12.03
Second Quarter	$12.49	$9.01
First Quarter	$14.65	$10.42

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2004
Fourth Quarter	$13.93	$9.02
Third Quarter	$11.94	$6.48
Second Quarter	$12.48	$9.47
First Quarter	$11.94	$9.24

Stockholders

As of December 31, 2005, there were 843 stockholders of record who held shares of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.                SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 and with respect to our consolidated balance sheets as of December 31, 2005 and 2004 have been derived from the audited consolidated financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements not included herein. The selected financial data for the year ended December 31, 2004, for each of the quarters in 2004, and for the second quarter of 2005, has been restated to reflect corrections that are further described in note 2 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, Item 7 “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements both included elsewhere herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
		(As Restated) (1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data(4):
Revenue	$304,007	$169,178	$92,516	$62,554	$44,873
Cost of revenue	88,839	50,762	32,024	21,733	20,370
Gross profit	215,168	118,416	60,492	40,821	24,503
Operating expenses:
Sales and marketing(2)	74,823	36,000	21,162	17,001	11,976
General and administrative(2)	40,526	27,168	19,699	17,784	13,301
Technology(2)	21,314	15,891	10,504	10,459	5,313
Stock-based compensation	2,022	739	352	1,527	2,699
Amortization of intangible assets	12,179	4,111	1,570	533	1,875
Merger-related costs	—	—	—	17	1,787
Restructuring expense (benefit), net	(73)	(1,003)	—	2,320	515
Total operating expenses	150,791	82,906	53,287	49,641	37,466
Income (loss) from operations	64,377	35,510	7,205	(8,820)	(12,963)
Interest income, net	5,077	3,665	3,364	5,909	5,051
Gain on sale of marketable securities	—	—	—	134	701
Gain on sale of equity interest in Japan subsidiary	—	8,007	—	—	—
Other income (expense)	—	63	—	32	(5)
Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	69,454	47,245	10,569	(2,745)	(7,216)
Income tax expense	28,810	16,153	830	163	34
Income (loss) before minority interest and cumulative effect of a change in accounting principle	40,644	31,092	9,739	(2,908)	(7,250)
Minority share of loss (income) in consolidated subsidiary	—	130	84	(15)	32
Income (loss) before cumulative effect of a change in accounting principle	40,644	31,222	9,823	(2,923)	(7,218)
Cumulative effect of a change in accounting principle(3)	—	—	—	(7,649)	—
Net income (loss)	$40,644	$31,222	$9,823	$(10,572)	$(7,218)
Basic net income (loss) per common share	$0.46	$0.39	$0.13	$(0.14)	$(0.20)
Shares used to calculate basic net income (loss) per common share	87,722	80,063	74,300	73,744	37,058
Diluted net income (loss) per common share	$0.45	$0.37	$0.13	$(0.14)	$(0.20)
Shares used to calculate diluted net income (loss) per common share	90,857	84,038	78,436	73,744	37,058

(1)          See note 2 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

(2)          Excludes stock-based compensation for the following periods (in thousands):

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Sales and marketing	$817	$369	$113	$488	$864
General and administrative	382	245	181	779	1,376
Technology	823	125	58	260	459
	$2,022	$739	$352	$1,527	$2,699

(3)          On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). In accordance with the transitional guidance of SFAS No. 142, we completed our impairment assessment in the second quarter of 2002 from the adoption of this standard and determined that goodwill of $7.6 million related to the Bach Systems and ValueClick Japan acquisitions was impaired at January 1, 2002 and subsequently reflected a cumulative effect of a change in accounting principle for the goodwill impairment.

(4)          The amounts included in the Consolidated Statement of Operations Data for the years presented reflect acquisitions and a disposition as follows:

Acquisitions	Date
Fastclick, Inc.	September 2005
Web Marketing Holdings, Inc. (“Webclients”)	June 2005
E-Babylon, Inc.	June 2005
Pricerunner AB	August 2004
Commission Junction, Inc.	December 2003
Hi-Speed Media, Inc.	December 2003
Search123.com Inc.	May 2003
Be Free, Inc.	May 2002
Mediaplex, Inc.	October 2001

Disposition	Date
ValueClick Japan	March 2004

Consolidated Balance Sheet Data:

	As of December 31,
	2005	2004	2003	2002	2001
		(As Restated) (1)
	(in thousands)
Cash, cash equivalents and marketable securities	$240,783	$242,583	$220,120	$232,978	$163,355
Working capital	$259,797	$241,424	$213,809	$234,229	$161,928
Total assets	$720,861	$384,714	$323,099	$263,850	$190,626
Total non-current liabilities	$35,372	$14,964	$5,676	$4,626	$1,025
Total stockholders’ equity	$618,543	$328,761	$274,207	$231,981	$165,507

(1)          See note 2 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

Quarterly Results

The following table sets forth some of our selected financial information for our eight most recent fiscal quarters. In the opinion of our management, this unaudited financial information has been prepared on the same basis as the audited financial statements, and includes all adjustments, consisting only of normal recurring adjustments, necessary to present this information fairly when read in conjunction with our consolidated financial statements and the related notes contained elsewhere herein. These operating results are not necessarily indicative of results of any future period.

	For the Three-Month Period Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
			(As Restated)
			(1)		–—–—————(As Restated)(1)——————––
	(unaudited) (in thousands, except per share data)
Revenue	$116,607	$81,414	$54,572	$51,414	$54,371	$43,492	$34,606	$36,709
Cost of revenue	39,270	22,496	13,768	13,305	15,011	13,206	11,416	11,129
Gross profit	77,337	58,918	40,804	38,109	39,360	30,286	23,190	25,580
Operating expenses:
Sales and marketing(2)	26,463	21,993	15,044	11,323	11,597	9,760	7,198	7,445
General and administrative(2)	13,020	10,287	8,683	8,536	7,624	6,962	5,931	6,651
Technology(2)	6,568	5,665	4,678	4,403	3,984	3,663	4,168	4,076
Stock-based compensation	1,853	70	45	54	203	124	174	238
Amortization of intangible assets	6,387	3,107	1,448	1,237	1,276	1,107	864	864
Restructuring expense (benefit), net	(77)	—	206	(202)	—	—	(1,003)	—
Total operating expenses	54,214	41,122	30,104	25,351	24,684	21,616	17,332	19,274
Income from operations	23,123	17,796	10,700	12,758	14,676	8,670	5,858	6,306
Interest and other income, net	1,610	687	1,420	1,360	1,188	1,001	843	696
Gain on sale of equity interest in Japan subsidiary	—	—	—	—	—	—	—	8,007
Income before income taxes and minority interest	24,733	18,483	12,120	14,118	15,864	9,671	6,701	15,009
Income tax expense	10,541	7,481	5,353	5,435	4,162	3,695	2,561	5,735
Income before minority interest	14,192	11,002	6,767	8,683	11,702	5,976	4,140	9,274
Minority share of loss in consolidated subsidiary	—	—	—	—	—	—	—	130
Net income	$14,192	$11,002	$6,767	$8,683	$11,702	$5,976	$4,140	$9,404
Basic net income per common share	$0.14	$0.13	$0.08	$0.11	$0.14	$0.07	$0.05	$0.12
Diluted net income per common share	$0.14	$0.13	$0.08	$0.10	$0.14	$0.07	$0.05	$0.11

(1)          As a result of the error described in note 2 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements, we are also required to restate our previously reported consolidated statements of operations for each of the quarters in 2004 and for the second quarter of 2005. The unaudited impact on the statement of operations for each of these quarters is presented below. The Company intends to file amended quarterly reports on Form 10-Q/A for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 with the Securities and Exchange Commission as soon as practicable after the filing of this annual report on Form 10-K.

	For the Three-Month Period Ended
	Jun. 30, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
			(unaudited)
	(in thousands, except per share data)
Income tax expense (benefit)—as previously reported	$4,030	$(45,443)	$2,053	$1,187	$1,691
Impact of restatement	1,323	49,605	1,642	1,374	4,044
Income tax expense—as restated	$5,353	$4,162	$3,695	$2,561	$5,735
Net income—as previously reported	$8,090	$61,307	$7,618	$5,514	$13,448
Impact of restatement	(1,323)	(49,605)	(1,642)	(1,374)	(4,044)
Net income—as restated	$6,767	$11,702	$5,976	$4,140	$9,404
Basic net income per common share—as previously reported	$0.10	$0.75	$0.09	$0.07	$0.17
Impact of restatement	(0.02)	(0.61)	(0.02)	(0.02)	(0.05)
Basic net income per common share—as restated	$0.08	$0.14	$0.07	$0.05	$0.12
Diluted net income per common share—as previously reported	$0.10	$0.73	$0.09	$0.07	$0.16
Impact of restatement	(0.02)	(0.59)	(0.02)	(0.02)	(0.05)
Diluted net income per common share—as restated	$0.08	$0.14	$0.07	$0.05	$0.11

(2)          Excludes stock-based compensation for the following periods (in thousands):

	For the Three-Month Period Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Sales and marketing	$744	$28	$20	$25	$101	$62	$87	$119
General and administrative	321	27	17	17	67	41	58	79
Technology	788	15	8	12	35	21	29	40
	$1,853	$70	$45	$54	$203	$124	$174	$238

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K beginning on page F-1, and gives effect to the restatement of our 2004 consolidated financial statements discussed in note 2 “Restatement of Previously Issued Financial Statements” to our consolidated financial statements.

The following discussion contains forward-looking statements that involve risks and uncertainties including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in Item 1A “Risk Factors” and elsewhere in this annual report on Form 10-K.

Overview

We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/Web advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. We also offer technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist Web publishers with management of their website inventory. Additionally, we provide technology that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that we provide enables our customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining our media, affiliate marketing and technology offerings with our experience in both online and offline marketing, we help our customers around the world optimize their marketing campaigns both on the Internet and through offline media.

In 2005, we acquired Fastclick, Inc. (“Fastclick”), completed on September 29, 2005, Web Marketing Holdings, Inc. (“Webclients”), completed on June 24, 2005, and E-Babylon, Inc. (“E-Babylon”), completed on June 13, 2005. The results of operations of Fastclick, Webclients and E-Babylon have been included in our consolidated results of operations beginning October 1, 2005, July 1, 2005 and June 1, 2005, respectively. On August 6, 2004, we completed the acquisition of Pricerunner AB (“Pricerunner”) and included the results of operations of Pricerunner beginning August 1, 2004. On March 26, 2004, we sold our 59% equity interest in ValueClick Japan and recorded a one-time gain from the sale of $8.0 million. The results of operations for ValueClick Japan, including this one-time gain, are included in our consolidated results of operations through March 31, 2004. The results of operations of ValueClick Japan for the period from March 26, 2004 to March 31, 2004 were not significant. In 2003, we acquired Hi-Speed Media, Inc. (“Hi-Speed Media”), completed on December 17, 2003, Commission Junction, Inc. (“Commission Junction”), completed on December 7, 2003, and Search123.com Inc. (“Search123”), completed on May 30, 2003. The results of operations of Hi-Speed Media, Commission Junction and Search123 have been included in our consolidated results of operations beginning January 1, 2004, December 1, 2003 and June 1, 2003, respectively. Note 4 “Recent Business Combinations and Investments” to our consolidated financial statements included in this annual report on Form 10-K provides unaudited pro-forma revenue, net income, and basic and diluted net income per common share for the years ended December 31, 2005 and 2004 as if these transactions occurred as of January 1, 2004.

We derive our revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA—Our Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as Search123, completed in May 2003, Hi-Speed Media, completed in December 2003, Pricerunner, completed in August 2004, E-Babylon, completed in June 2005, Webclients, completed in June 2005, and Fastclick, completed in September 2005.

We offer advertisers and advertising agencies a range of online media solutions in the categories of display/Web advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and promotional and industry-focused online content that are described in detail in Item 1 “Business” of this document. To accomplish this, we have partnered with thousands of online publishers to provide advertisers and advertising agencies with access to one of the largest and most reputable online advertising networks in the industry and we have employed rigorous network quality control and advanced proprietary targeting technology. We also sell a limited number of consumer products directly to end-user consumers through a small number of our own e-commerce websites.

Our Media services are sold on a variety of pricing models, including cost-per-thousand-impression (“CPM”), cost-per-click (“CPC”), cost-per-lead (“CPL”), and cost-per-action (“CPA”).

AFFILIATE MARKETING—Our Affiliate Marketing segment operates through our wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003. In 2004, we integrated Be Free and Commission Junction and began marketing our affiliate marketing offerings under the Commission Junction brand name.

Our affiliate marketing business includes technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, our affiliate marketing services enable our advertiser clients to: build relationships with affiliate publisher partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s website(s); analyze the effectiveness of the offers and affiliate partners; and track the commissions due to their affiliate partners. We do not use any form of SPAM or Spyware and we have policies to prohibit abusive Internet behavior, including prohibiting the use of SPAM and Spyware by our publisher partners.

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

TECHNOLOGY—Our Technology segment operates through our wholly-owned subsidiaries Mediaplex and Mediaplex Systems, which were acquired in October 2001.

Our Mediaplex subsidiary is an applications service provider (“ASP”) offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s revenues are primarily derived from software access and use charges. These fees vary based on the client’s use of the technology.

Mediaplex Systems is an ASP delivering Web-based enterprise management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contractual service periods.

The following table provides revenue, gross profit, operating expenses, and income from operations information for each of our three business segments. In years prior to 2005, management utilized gross profit as the operating measure for assessing the performance of each business segment. Further, in years prior to 2005, management allocated corporate expenses to each segment utilizing a quantitative allocation methodology. As a result of the acquisitions of Fastclick, Webclients and E-Babylon in the period from June 2005 through September 2005 as described in note 4 “Recent Business Combinations and Investments” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K, management now utilizes an internal management reporting process that places more emphasis on income from operations before stock-based compensation, amortization of intangible assets, restructuring benefit, net, and corporate expenses for making business and financial decisions and allocating resources. Income from operations by segment, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets, restructuring benefit, net, and corporate expenses.  Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit and legal; insurance; and other corporate expenses. All prior periods have been adjusted for the new presentation. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

Media segment revenue includes sales of certain affiliate marketing services of approximately $13.3 million, $8.3 million and $1.2 million, and technology services of approximately $4.4 million, $5.0 million and $3.1 million, made by Media operations outside the United States, for the years ended 2005, 2004 and 2003, respectively.

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Media Segment
Revenue	$210,581	$93,317	$45,761
Gross profit	127,590	49,970	23,212
Operating expenses	83,358	34,017	18,678
Segment income from operations	$44,232	$15,953	$4,534
Affiliate Marketing Segment
Revenue	$77,479	$59,995	$24,302
Gross profit	68,238	50,767	18,829
Operating expenses	25,830	24,670	13,187
Segment income from operations	$42,408	$26,097	$5,642
Technology Segment
Revenue	$24,229	$22,233	$23,559
Gross profit	18,955	17,263	18,451
Operating expenses	10,987	11,132	12,017
Segment income from operations	$7,968	$6,131	$6,434
Total segment income from operations	$94,608	$48,181	$16,610
Corporate expenses	(16,103)	(8,824)	(7,483)
Stock-based compensation	(2,022)	(739)	(352)
Amortization of intangible assets	(12,179)	(4,111)	(1,570)
Restructuring benefit, net	73	1,003	—
Consolidated income from operations	$64,377	$35,510	$7,205
Reconciliation of segment revenue:
Media	$210,581	$93,317	$45,761
Affiliate Marketing	77,479	59,995	24,302
Technology	24,229	22,233	23,559
Inter-segment eliminations	(8,282)	(6,367)	(1,106)
Consolidated revenue	$304,007	$169,178	$92,516

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2005 and 2004

Revenue.   Consolidated net revenue for the year ended December 31, 2005 was $304.0 million, representing a 79.7% increase over the prior year total of $169.2 million.

Media segment revenue increased to $210.6 million for the year ended December 31, 2005 compared to $93.3 million for 2004. The increase of $117.3 million, or 125.7%, in Media segment revenue was primarily attributable to the acquisitions of Pricerunner in August 2004, E-Babylon in June 2005, Webclients in June 2005, and Fastclick in September 2005, accounting for $86.6 million of the increase. The remaining increase of $30.7 million, or $32.5 million excluding $1.8 million of revenue recorded by ValueClick Japan prior to its sale in March 2004, was due to growth in our other U.S. and European media operations. Please refer to note 4 “Recent Business Combinations and Investments” to the consolidated financial statements for further details regarding these acquisitions and unaudited pro-forma revenue information. With our recent acquisitions and the overall growth in online advertising, we expect our Media segment revenue to continue to increase.

Affiliate Marketing segment revenue increased to $77.5 million for the year ended December 31, 2005 compared to $60.0 million in 2004. This increase of $17.5 million, or 29.1%, was due to a continued increase in the number of customers and an increase in transaction volumes associated with both new and existing customers.

Technology segment revenue was $24.2 million for the year ended December 31, 2005 compared to $22.2 million in 2004, an increase of $2.0 million, or 9.0%. The increase in revenue was primarily related to new client wins and increased volumes of ad serving for existing clients during 2005. Technology segment revenue is highly concentrated with a few significant customers. A loss of, or significant reduction in business from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that revenue will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historical acquisitions.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers on ValueClick’s online advertising networks. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Consolidated cost of revenue was $88.8 million for the year ended December 31, 2005 compared to $50.8 million in 2004, an increase of $38.0 million, or 75.0%. The consolidated gross margin has remained consistent at 70.8% and 70.0% respectively, for the years ended December 31, 2005 and 2004, respectively.

Cost of revenue for the Media segment increased $39.6 million, or 91.5%, to $83.0 million for the year ended December 31, 2005 compared to $43.3 million in 2004. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin of 60.6% for the year ended December 31, 2005 compared to 53.5% in 2004 reflects a greater mix of higher-margin comparison shopping, promotional and industry-focused online content, and e-commerce revenue in 2005. Fastclick, acquired in late September 2005, historically has generated a lower overall gross margin than the Media segment’s historical gross margin, which may result in lower overall gross margin recorded by the Media segment in future periods.

Cost of revenue for the Affiliate Marketing segment remained consistent at $9.2 million for the years ended December 31, 2005 and 2004, respectively. Our Affiliate Marketing gross margin increased to 88.1% for 2005 from 84.6% in 2004. This increase was primarily associated with the operating leverage of our affiliate marketing segment infrastructure, supporting significantly higher revenue levels, and lower depreciation expense. As the gross margin for the Affiliate Marketing segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Technology segment cost of revenue was $5.3 million for the year ended December 31, 2005 compared to $5.0 million in 2004 due to higher depreciation expense as a result of capital equipment additions to our computing infrastructure. Our technology segment gross margin increased to 78.2% for

2005 from 77.6% in 2004. The increase was primarily associated with the operating leverage of our technology segment infrastructure, supporting higher revenue levels. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation of sales and marketing, network development and related support teams, certain online advertising costs, sales commissions, travel, advertising, trade shows, and marketing materials. Total sales and marketing expenses for the year ended December 31, 2005 were $74.8 million compared to $36.0 million in 2004, an increase of $38.8 million, or 107.8%. Sales and marketing expenses increased due primarily to the inclusion of sales and marketing expenses aggregating approximately $21.6 million for Pricerunner, acquired in August 2004, E-Babylon, acquired in June 2005, Webclients, acquired in June 2005, and Fastclick, acquired in September 2005, all of which are included in the Media segment. Additionally, increases in online advertising costs of approximately $10.8 million related to our lead generation and e-commerce activities from our historical businesses, and increases in our worldwide sales staff contributed to the remaining increase in sales and marketing expenses. Our sales and marketing costs as a percentage of revenue increased to 24.6% for the year ended December 31, 2005 compared to 21.3% in 2004, primarily driven by the higher online advertising costs described above. We expect sales and marketing costs to continue to increase as a result of our recent acquisitions of Fastclick, Webclients and E-Babylon, the recent launch of Pricerunner in the United States and the expected overall growth in our business.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, professional services fees, and insurance costs. Total general and administrative expenses increased to $40.5 million for the year ended December 31, 2005 compared to $27.2 million in 2004, an increase of $13.3 million, or 49.2%. Our general and administrative costs as a percentage of revenue decreased to 13.3% for the year ended December 31, 2005 compared to 16.1% in 2004, primarily as a result of the operating leverage associated with higher revenue. Total general and administrative expenses increased primarily due to the inclusion of general and administrative expenses totaling approximately $6.9 million for Pricerunner, E-Babylon, Webclients, and Fastclick and increased personnel costs to support both the growth in our business and compliance with Sarbanes-Oxley. As a result of our acquisitions in 2005 and the expected overall growth in our business, we expect higher general and administrative costs in future periods.

Technology.   Technology costs include expenses associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. Technology costs for the year ended December 31, 2005 were $21.3 million compared to $15.9 million in 2004, an increase of $5.4 million, or 34.1%. Our technology costs as a percentage of revenue decreased to 7.0% for the year ended December 31, 2005 compared to 9.4% in 2004, primarily as a result of the operating leverage associated with higher revenue. The increase in total technology expenses was due primarily to the acquisitions of Pricerunner, E-Babylon, Webclients, and Fastclick and the overall growth in our business.

Segment Income from Operations.   Media segment income from operations for the year ended December 31, 2005 increased 177.3% to $44.2 million, from $16.0 million in the prior year, and represented 21.0% and 17.1% of Media segment revenue in these respective periods. The increase of $28.3 million in Media segment income from operations was largely attributable to the acquisitions of Pricerunner in August 2004, E-Babylon in June 2005, Webclients in June 2005, and Fastclick in September 2005, accounting for approximately $20.0 million of the increase. The remaining increase was largely a result of the operating leverage associated with the higher revenue generated by our historical businesses as described above. Total operating expenses for the Media segment increased by $49.3 million, or 145.0%, for the year ended December 31, 2005 as compared to the prior year. This increase was primarily attributable to the inclusion of operating expenses of approximately $32.5 million for Pricerunner, E-Babylon, Webclients, and Fastclick, increases in online advertising costs of approximately $10.8 million related to our lead generation and e-commerce activities from our historical businesses, and the overall growth in our business.

Affiliate Marketing segment income from operations for the year ended December 31, 2005 increased 62.5% to $42.4 million, from $26.1 million in the prior year, and represented 54.7% and 43.5% of Affiliate Marketing segment revenue in these respective periods. The increase of $16.3 million in Affiliate Marketing segment income from operations was attributable to the higher revenue and gross margin as described above. Total operating expenses for the Affiliate Marketing segment increased by $1.2 million, or 4.7%, for the year ended December 31, 2005 as compared to the prior year. This increase was due to the overall growth in the Affiliate Marketing business.

Technology segment income from operations for the year ended December 31, 2005 increased 30.0% to $8.0 million, from $6.1 million in the prior year, and represented 32.9% and 27.6% of Technology segment revenue in these respective periods. The increase of $1.8 million in Technology segment income from operations was attributable to the higher revenue as described above. Total operating expenses for the Technology segment remained flat at $11.0 and $11.1 million, respectively, for the years ended December 31, 2005 and 2004.

Stock-Based Compensation.   Stock-based compensation expense for the year ended December 31, 2005 was $2.0 million compared to $739,000 in 2004. The increase is due to $1.7 million of stock-based compensation associated with 0.3 million share-equivalent Stock Appreciation Rights (“SARs”) issued to certain former employees of Fastclick in October 2005. The purpose of the SARs was to provide certain individuals with an inducement to remain with the combined organization subsequent to the acquisition date. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The intrinsic value of the SARs that vest each quarter will be settled in cash the following quarter.  The impact of the SARs in future periods cannot be specifically predicted at this time as the stock-based compensation expense to be recorded in the future is dependent upon the performance of our common stock over the SARs’ vesting period and the continued employment of the employees who were issued the SARs. Assuming that the closing price of our common stock remains unchanged from December 31, 2005 and assuming the employees who were issued the SARs and who were still employed by the Company as of December 31, 2005 remain with the Company, the stock-based compensation expense associated with the SARs for the year ending December 31, 2006 would be approximately $2.3 million. A ten percent ratable increase in the price of the Company’s common stock throughout 2006 would increase the stock-based compensation expense associated with the SARs by approximately $200,000.

Stock-based compensation for the year ended December 31, 2005 also includes $270,000 of amortization related to the intrinsic value of unvested common stock options assumed in business combinations, compared to $739,000 in the prior year.  The decrease is due to certain options assumed in business combinations from prior years becoming fully vested during 2005.

The adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R as of January 1, 2006 is expected to have a significant impact on the Company’s consolidated reported results of operations. As of December 31, 2005, the Company has approximately $30.0 million of pro-forma deferred stock-based compensation associated with unvested stock options determined under the fair value method of SFAS 123. This pro-forma deferred stock-based compensation will be amortized to expense under the provisions of SFAS 123R over the vesting period of the options. The remaining vesting period for such unvested options ranges up to 4 years, with a weighted-average remaining vesting period of approximately 2 years. This amount is not reflective of the total stock-based compensation expense that will be recorded in the future. The specific impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the fair value and number of share-based payments granted in the future, as well as the structure of future stock-based awards.

Amortization of Intangible Assets.   Amortization of intangible assets for the year ended December 31, 2005 was $12.2 million compared to $4.1 million in 2004. This expense represents the amortization of intangible assets acquired through business combinations. The increase compared to the prior year was due to the intangible assets purchased in the Pricerunner, E-Babylon, Webclients, and Fastclick acquisitions. We anticipate a higher level of amortization expense in future periods as a result of the intangible assets acquired in 2005.

Restructuring Benefit, net.   Restructuring benefit, net, for the years ended December 31, 2005 and 2004 was $73,000 and $1.0 million, respectively. During the second quarter of 2004, we reversed a previously established restructuring allowance of $1.0 million as a result of a decision to relocate back to a facility originally vacated in 2002 which was reoccupied in the fourth quarter of 2004. During the first quarter of 2005, we reversed the remaining restructuring allowance of $588,000, based on a decision made not to exercise a lease buyout provision that would have allowed us to terminate this lease. Additionally, in the first quarter of 2005, we relocated to new principal corporate facilities and vacated several premises that we had been occupying under operating leases with varying remaining lease terms. The lease exit charge associated with vacating these leased premises during the year ended December 31, 2005 was $515,000. As of December 31, 2005, we have a remaining liability of $32,000 equal to the future lease payments we will continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income. We may incur additional restructuring charges in the future if we are required to make changes to sublease assumptions related to our vacated facilities.

Interest Income, net.   Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on our capital lease obligations and short-term debt. Interest income, net, was $5.1 million for the year ended December 31, 2005 compared to $3.7 million for the year ended December 31, 2004. The increase was primarily attributable to the effects of increasing average investment yields from 2004 as a result of interest rate increases from mid-2004 through the end of 2005, offset by interest paid on our short-term debt of $794,000. We expect our net interest income to increase in subsequent periods as a result of paying off our short-term debt in September 2005 and as a result of recent interest rate increases by the Federal Reserve Board.

Income Tax Expense.   For the year ended December 31, 2005, we recorded an income tax expense of $28.8 million compared to $16.2 million in 2004. The increase in the effective income tax rate for the year ended December 31, 2005 to 41.5% from 34.2% for the year ended December 31, 2004 was primarily due to the recognition of net operating loss carryforwards and other deferred tax benefits in 2004. The effective income tax rate reflects our anticipated pre-tax profitability and taxable income by tax jurisdiction. If our domestic businesses continue to grow faster than our foreign businesses or if we acquire more U.S.-based businesses in the future, we may be subject to increasing effective income tax rates as a result of the generally higher domestic tax rates as compared to foreign jurisdictions.

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2004 and 2003

Revenue.   Consolidated net revenue for the year ended December 31, 2004 was $169.2 million, representing a 82.9% increase over the prior year total of $92.5 million.

Media segment revenue increased to $93.3 million for the year ended December 31, 2004 compared to $45.8 million for 2003. The increase of $47.5 million, or 103.9%, in Media segment revenue was largely attributable to the inclusion of a full year of Search123 operations, acquired in May 2003, a full year of Hi-Speed Media operations, acquired in December 2003, and five months of Pricerunner operations, acquired in August 2004, in the 2004 period. Such Media acquisitions accounted for $29.2 million, or 61.5%, of the $47.5 million increase in 2004 Media segment revenue over 2003. The remaining increase of $18.3 million was a result of strong performance by our U.S. and European media teams and the general improvement of the online media market in the U.S. and Europe, offset by a decrease in 2004 revenue from 2003 of $5.7 million resulting from the sale of our Japan subsidiary in March 2004.

Affiliate Marketing segment revenue increased to $60.0 million for the year ended December 31, 2004 compared to $24.3 million in 2003. This increase of $35.7 million, or 146.9%, was primarily attributable to the inclusion of a full year of Commission Junction operations, acquired in December 2003, representing $32.4 million of the 2004 increase over 2003. The remaining $3.3 million of the Affiliate Marketing 2004 segment revenue increase over 2003 represents growth by our U.S. Affiliate Marketing team existing prior to the Commission Junction acquisition, offset by the impact of transferring customer relationships and related revenue from our former Affiliate Marketing brand to Commission Junction in 2004.

Technology segment revenue was $22.2 million for the year ended December 31, 2004 compared to $23.6 million for in 2003, a decrease of $1.4 million, or 5.6%. Revenue increases related to an increase in our customer base and transaction volume increases were offset by a decline in pricing resulting from industry pricing pressures.

Cost of Revenue and Gross Profit.   Consolidated cost of revenue was $50.8 million for the year ended December 31, 2004 compared to $32.0 million in 2003, an increase of $18.8 million, or 58.5%. The consolidated gross margin improved to 70.0% for the year ended December 31, 2004 compared to 65.4% in 2003, resulting primarily from a greater mix of higher-margin Affiliate Marketing segment revenue in 2004.

Cost of revenue for the Media segment increased $20.8 million, or 92.2%, to $43.3 million for the year ended December 31, 2004 compared to $22.5 million in 2003. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin of 53.5% for the year ended December 31, 2004 compared to 50.7% in 2003 reflects a greater mix of higher-margin comparison shopping revenue in 2004.

Cost of revenue for the Affiliate Marketing segment was $9.2 million for the year ended December 31, 2004 compared to $5.5 million in 2003, an increase of 68.6%. The increase was principally due to the inclusion of a full year of Commission Junction operations, acquired in December 2003. Our Affiliate Marketing gross margin increased to 84.6% for 2004 from 77.5% in 2003. This increase was primarily associated with the operating leverage of our affiliate marketing segment infrastructure, supporting significantly higher revenue levels.

Technology segment cost of revenue of $5.0 million in 2004 remained comparable to 2003 cost of revenue of $5.1 million. Our technology segment gross margin remained consistent at 77.6% and 78.3%, respectively, for 2004 and 2003.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses for the year ended December 31, 2004 were $36.0 million compared to $21.2 million for 2003, an increase of $14.8 million, or 70.1%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing expenses for Search123, Commission Junction and Hi-Speed Media for a full year and the addition of Pricerunner for five months in 2004, accounting for approximately $14.2 million of the increase. The remaining increase of $0.6 million is due to increased sales staff in the U.S and Europe and increased commissions related to higher revenue, offset by the sale of ValueClick Japan in March 2004. Our sales and marketing costs as a percentage of revenue decreased to 21.3% for the year ended December 31, 2004 from 22.9% for 2003 due primarily to increased productivity of our sales teams.

General and Administrative.   General and administrative expenses increased to $27.2 million for the year ended December 31, 2004 from $19.7 million in 2003, an increase of $7.5 million, or 37.9%. Our general and administrative costs as a percentage of revenue decreased to 16.1% for the year ended December 31, 2004 from 21.3% for 2003 as a result of the operating leverage associated with higher revenue. Total general and administrative expenses increased primarily due to the inclusion of a full year of expense for Search123, Commission Junction and Hi-Speed Media and five months for Pricerunner, accounting for an approximate $8.6 million increase, as well as an increase in fees for external professional advisors and employee costs associated with Sarbanes-Oxley compliance efforts, offset by the sale of ValueClick Japan in March 2004.

Technology.   Technology costs were $15.9 million for the year ended December 31, 2004 compared to $10.5 million for 2003, an increase of $5.4 million, or 51.3%. Our technology costs as a percentage of revenue decreased to 9.4% for the year ended December 31, 2004 from 11.4% for 2003 as a result of the operating leverage associated with higher revenue. The increase in total technology costs was due to the inclusion of a full year of expense for Search123, Commission Junction and Hi-Speed Media and five months of technology expense for Pricerunner, totaling $5.8 million, offset by the sale of ValueClick Japan in March 2004.

Segment Income from Operations.   Media segment income from operations for the year ended December 31, 2004 increased to $16.0 million, from $4.5 million in the prior year, and represented 17.1% and 9.9% of Media segment revenue in these respective periods. The increase of $11.5 million in Media segment income from operations was largely attributable to the acquisitions of Pricerunner in August 2004, Hi-Speed Media in December 2003 and Search123 in May 2003, accounting for approximately $7.4 million of the increase. The remaining increase was largely a result of the operating leverage associated with the higher revenue generated by our historical businesses as described above. Total operating expenses for the Media segment increased by $15.3 million, or 82.1%, for the year ended December 31, 2004 as compared to the prior year. This increase was primarily attributable to the inclusion of operating expenses of approximately $13.2 million for Pricerunner, Hi-Speed Media and Search123 and the overall growth in the Media business.

Affiliate Marketing segment income from operations for the year ended December 31, 2004 increased 362.5% to $26.1 million, from $5.6 million in the prior year, and represented 43.5% and 23.2% of Affiliate Marketing segment revenue in these respective periods. The increase of $20.5 million in Affiliate Marketing segment income from operations was attributable to the higher revenue and gross margin as described above. Total operating expenses for the Affiliate Marketing segment increased by $11.5 million, or 87.1%, for the year ended December 31, 2004 as compared to the prior year. This increase was principally due to the inclusion of a full year of Commission Junction operating expenses in 2004.

Technology segment income from operations for the year ended December 31, 2004 decreased 4.7% to $6.1 million, from $6.4 million in the prior year, and represented 27.6% and 27.3% of Technology segment revenue in these respective periods. Total operating expenses for the Technology segment decreased to $11.1 million for the year ended December 31, 2004 from $12.0 million in 2003.

Stock-Based Compensation.   Stock-based compensation expense for the year ended December 31, 2004 amounted to $739,000 compared to $352,000 in 2003. The increase in stock-based compensation from the year ended December 31, 2003 relates to a full year of amortization of deferred stock-based compensation recorded in 2004 for stock options assumed in the Hi-Speed Media and Commission Junction acquisitions in December 2003.

Amortization of Intangible Assets.   Amortization of intangible assets for the year ended December 31, 2004 was $4.1 million compared to $1.6 million in 2003. The increase in 2004 compared to 2003 was due to the intangible assets purchased in the 2004 Pricerunner acquisition and a full year of amortization of the intangible assets purchased in the Hi-Speed Media, Commission Junction and Search123 acquisitions.

Restructuring Benefit, net.   Restructuring benefit, net, for the year ended December 31, 2004 was $1.0 million with no comparable expense or benefit in the 2003 year. In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $0.5 million, respectively. These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010. The Company relocated back to a previously vacated leased facility in November 2004 and, accordingly, in the second quarter of 2004, reversed $1.0 million of the related restructuring charge originally established.

Interest Income, net.   Interest income was $3.7 million for the year ended December 31, 2004 compared to $3.4 million for 2003. The increase of $0.3 million was primarily attributable to the effects of increasing average investment yields from 2003 as a result of interest rate increases during 2004.

Gain on Sale of Equity Interest in Japan Subsidiary.   Gain on sale of equity interest in Japan subsidiary for the year ended December 31, 2004 was $8.0 million, which represents the pre-tax gain recognized from the sale of our equity interest of approximately 59% in ValueClick Japan, Inc. on March 26, 2004, net of related transaction expenses.

Income Tax Expense.   Our income tax expense increased from $0.8 million in 2003 to $16.2 million in 2004. The effective income tax rate also increased from 7.8% in 2003 to 34.2% in 2004. The increase in the effective income tax rate in 2004 from 2003 resulted primarily from our increased worldwide profitability, particularly in our domestic businesses which are taxed at generally higher rates than our foreign businesses.

Minority Share of Loss of ValueClick Japan.   For the year ended December 31, 2004, the minority share of the loss generated by ValueClick Japan was $130,000 compared to $84,000 for the year ended December 31, 2003. We accounted for our interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income generated or net losses incurred by ValueClick Japan.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. In June 2005, we borrowed $91.7 million under a Master Repurchase Agreement with a major financial institution to finance a portion of the acquisition of Webclients, which closed in June 2005. In September 2005, we fully repaid all principal and interest due under the Master Repurchase Agreement and no balances were outstanding as of December 31, 2005. As of December 31, 2005, we do not have any committed borrowing availability under the Master Repurchase Agreement or any other similar arrangement. Our ability to borrow funds in the future under the terms of the Master Repurchase Agreement, or any other similar arrangement, is subject to new credit approval procedures by the applicable financial institution, and will depend on, among other factors, the nature of the marketable securities we own in the future. At December 31, 2005, our combined cash and cash equivalents and marketable securities balances totaled $240.8 million.

Net cash provided by operating activities totaled $60.7 million for the year ended December 31, 2005 compared to $46.6 million in 2004 and $15.9 million in 2003. The increase in net cash provided by operating activities of $14.1 million from 2004 to 2005 was due primarily to the increase of $9.4 million in our net income and an increase in the impact of non-cash items of $24.1 million in 2005 compared to 2004, primarily related to higher depreciation and amortization of approximately $8.9 million, lower tax benefit from deferred income taxes of $4.6 million, and the gain on sale of our equity interest in our Japan subsidiary in 2004 of approximately $8.0 million, offset by negative working capital changes in 2005 of $12.4 million compared to positive working capital changes in 2004 of $7.0 million. The negative working capital change in 2005 was primarily the result of higher accounts receivable of $25.8 million associated with our increased revenue, partially offset by an increase in our accounts payable and other accrued expenses of $7.6 million and an increase of $5.3 million in net income taxes payable. The increase in net cash provided by operating activities from 2003 to 2004 of $30.6 million was attributable primarily to increased income from operations, adjusted for non-cash items, including the gain on sale of our equity interest in our Japan subsidiary of approximately $8.0 million, increased depreciation and amortization of approximately $2.8 million, and tax benefits from stock option exercises of $11.5 million.

The net cash used in investing activities for the year ended December 31, 2005 of $48.2 million was primarily the result of net cash used of $59.6 million in the acquisitions of E-Babylon, Webclients and Fastclick, and $9.0 million of equipment purchases, offset by net proceeds from the sale of marketable securities of $20.4 million. For the year ended December 31, 2004, net cash used in investing activities of $66.1 million resulted primarily from the use of $26.7 million for the acquisition of Pricerunner, net purchases of marketable securities of $35.7 million and $6.0 million of equipment purchases, offset by net proceeds from the sale of our equity interest in our Japan subsidiary of $2.4 million. For the year ended December 31, 2003, net cash used in investing activities totaled $0.5 million, resulting primarily from the use of $18.5 million for acquisitions and $3.2 million for equipment purchases, offset by the net reduction of marketable securities of $22.0 million, which were used to fund acquisitions and purchases of ValueClick common stock pursuant to the Stock Repurchase Program.

Net cash provided by financing activities for the year ended December 31, 2005 of $8.5 million was primarily attributable to proceeds received from the exercises of common stock options of $14.4 million, partially offset by the repurchase of $5.7 million of the Company’s common stock. Net cash provided by financing activities for the year ended December 31, 2004 of $8.7 million was primarily attributable to proceeds received from the exercises of common stock options of $11.0 million, partially offset by the repurchase of $2.2 million of the Company’s common stock. For the year ended December 31, 2003, net cash used in financing activities of $8.8 million resulted from the use of $9.2 million for market purchases of ValueClick common stock pursuant to the Stock Repurchase Program and the repayment of $1.8 million on notes payable and capital leases, offset by net proceeds received from the exercises of stock options of $2.2 million.

Stock Repurchase Program

In September 2001, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares may be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. During the year ended December 31, 2005, the Company repurchased 587,000 shares of its common stock under the Stock Repurchase Program. As of December 31, 2005, and since the initiation of the Stock Repurchase Program, the Company has repurchased approximately 25.7 million shares of the Company’s common stock for approximately $75.9 million. As of December 31, 2005, the Company is authorized to spend up to an additional $19.1 million to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program. All shares have been retired subsequent to their repurchase.

Commitments and Contingencies

Contractual obligations at December 31, 2005 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations:
Capital leases, including interest	$172	$172	$—	$—	$—
Operating leases (1)	17,595	4,796	7,959	4,544	296
Purchase obligations (2)	1,375	1,354	18	3	—
Total contractual obligations	$19,142	$6,322	$7,977	$4,547	$296

(1)          The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.1 million. The Company remains secondarily liable under these leases in the event that the sublessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(2)          Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

Other commercial commitments as of December 31, 2005 are as follows (in thousands):

	Other Commercial Commitments
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$690	$105	—	$585	—

The standby letters of credit are maintained pursuant to certain of the Company’s lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Certificates of deposit of $605,000 maintained by the Company at financial institutions that issued the standby letters of credit are included in cash and cash equivalents as of December 31, 2005.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

We have no other off-balance sheet obligations or guarantees.

We believe that our existing cash and cash equivalents and our marketable securities are sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•                    the market acceptance of our products and services;

•                    the levels of advertising that will be required to promote our products and services and achieve and maintain a competitive position in the marketplace;

•                    our business, product, capital expenditure and technology plans, and product and technology roadmaps;

•                    capital improvements to new and existing facilities;

•                    technological advances;

•                    our competitors’ response to our products and services;

•                    our Stock Repurchase Program;

•                    our pursuit of strategic transactions; and

•                    our relationships with our customers and publisher partners.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts receivable, investments, income taxes, impairment of goodwill and other intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•                    Revenue Recognition.   We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured. To date, our agreements have not required a guaranteed minimum number of click-throughs or actions.

Our Media segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for our e-commerce business, when consumer products are shipped, provided that no significant company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable. Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we recognize revenue as a principal in media transactions. Accordingly, revenue is recognized on a gross basis and corresponding publisher expenses are recorded as a component of cost of revenue.

Our Affiliate Marketing and Technology segment revenue is generated primarily from fees for campaign management services, application management services and professional services. Campaign management services revenue and professional services revenue are recognized when the related services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed or determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized over the periods during which the services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and fees are fixed or determinable. Application management services provide customers rights to access software applications, hardware for the application access and customer service. Our customers do not have the right to take possession of the software at any time during or after the hosting agreement. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” our revenue recognition for Affiliate Marketing and Technology segments is outside the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any publisher expenses are the responsibility of the Company’s advertising customer. Contracts for application management services that provide for additional payments if usage exceeds designated minimum monthly, quarterly or annual volume levels are recognized as revenue in the month, quarter or year in which minimum volume is exceeded.

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

We recorded a provision for sales returns of approximately $5.7 million and $4.0 million as a reduction to our revenue during the years ended December 31, 2005 and 2004, respectively. The provision for sales returns in periods prior to 2004 was not significant, as the majority of the provision for sales returns recorded in 2004 and 2005 related to the business operations of entities acquired in December 2003 (Hi-Speed Media and Commission Junction) and June 2005 (E-Babylon). We expect the actual amount of sales returns in whole dollar terms to increase in the future in conjunction with our anticipated increase in affiliate marketing and e-commerce revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the December 31, 2005 allowance for sales returns of $218,000 and a corresponding decrease to revenue for the year then ended.

•                    Allowance for Doubtful Accounts Receivable.   We estimate our allowance for doubtful accounts receivable using two methods. First, we evaluate specific accounts where information indicates the customers may have an inability to meet financial obligations, such as due to bankruptcy, and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. Second, an allowance is established for all customers based on a range of loss percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience.  The amounts calculated from each of these methods are analyzed to determine the total amount reserved. Historically, actual write-offs of doubtful accounts have not significantly differed from our estimates. However, factors including higher than expected default rates may result in future write-offs greater than our estimates.

As of December 31, 2005, we recorded an allowance for doubtful accounts receivable of $4.7 million, which represents an allowance percentage of 5.9% of our gross accounts receivable balance of $79.3 million. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the December 31, 2005 allowance for doubtful accounts receivable of approximately $800,000 and a corresponding decrease in our operating income for the year then ended.

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

As of December 31, 2005, we have net unrealized losses of $1.2 million on a marketable securities portfolio with a total fair value of $193.9 million. Our marketable securities portfolio consists of high-grade municipal, corporate and U.S. government agencies obligations. Management has determined that the unrealized losses as of December 31, 2005 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of December 31, 2005, if the determination was made that the current decline in market value of certain investments was other than temporary, the related impairment charge could be as much as $1.2 million. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of debt issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater than this amount.

•                    Income Taxes.   We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make judgments, assumptions and estimates to determine our provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the provision for income taxes take into account enacted tax laws, our interpretation of tax laws and possible outcomes of audits if and when conducted by tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of tax audits, if and when conducted by tax authorities, could significantly impact the amounts provided for income taxes in our consolidated financial statements.

As of December 31, 2005, we have gross deferred tax assets of $31.8 million, relating to net operating loss carryforwards and certain other temporary differences. As of December 31, 2005, based upon both positive and negative evidence available, we have determined it is more likely than not that certain deferred tax assets may not be realizable. Accordingly, we have recorded a valuation allowance of $1.3 million against these deferred tax assets as of December 31, 2005. Should we determine that we will not be able to realize all or part of our net deferred tax assets recorded as of December 31, 2005 in the future, an adjustment to the net deferred tax assets would reduce income in the period such determination was made.

We may also have available up to an additional $127.8 million and $85.8 million of net operating loss carryforwards, on a pre-tax basis, for federal and state purposes, respectively, which are not reflected in our deferred tax assets as of December 31, 2005. We believe that we may be able to establish with the Internal Revenue Service and state tax authorities that we are entitled, under the Internal Revenue Code and interpretations thereof, to some or all of the benefit of these net operating losses in future periods. However, this tax position is subject to certain assumptions and interpretations of the relevant legislative and judicial history that may or may not be accepted by the tax authorities. We have determined that the future tax benefits associated with these net operating loss carryforwards are contingent upon the ultimate outcome of an uncertain tax position and we cannot assert that it is more likely than not that these assumptions and interpretations underlying our complex tax calculations would be upheld under examination. Therefore, we have not recorded a deferred tax asset related to these net operating loss carryforwards. If our income tax position with regard to these net operating loss carryforwards were to be upheld under examination, we would record an income tax benefit in the period that such determination was made.

•                    Impairment of Goodwill and Other Intangible Assets.   As of December 31, 2005, we had goodwill and other intangible assets with net balances of $273.2 million and $102.2 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2005, our five reporting units consisted of the Affiliate

Marketing and Technology operating segments, in addition to three components of the Media operating segment: U.S. media (excluding Hi-Speed Media); Europe media; and Hi-Speed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. Significant judgments required to estimate the fair value of each reporting unit include, but are not limited to, estimating future revenue growth rates, estimating future operating margins and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could result in goodwill impairment. We completed our annual goodwill impairment test as of December 31, 2005 and determined that no adjustment to the carrying value of goodwill for any of our reporting units was required. Based on our 2005 impairment test, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist.

We amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment. There was no impairment of our other intangible assets as of December 31, 2005.

•                    Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on specific facts and circumstances of each matter.

Recently Issued Accounting Standards

In November 2005, the FASB issued Staff Position Financial Accounting Standards (“FAS”) 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP 115-1 will have a material impact on its consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company will apply the requirements of SFAS No. 154 on accounting changes made on or after January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro-forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R is effective for the Company beginning in the first quarter of fiscal 2006. The Company will utilize the modified prospective transition method allowed by SFAS No. 123R and will also amortize stock-based compensation utilizing the straight-line method over the options’ vesting period.

The adoption of the SFAS No. 123R fair value method is expected to have a significant impact on the Company’s consolidated results of operations. As of December 31, 2005, the Company has approximately $30.0 million of pro-forma deferred stock-based compensation associated with unvested stock options determined under the fair value method of SFAS 123. This pro-forma deferred stock-based compensation will be amortized to expense under the provisions of SFAS 123R over the vesting period of the options. The remaining vesting period for such unvested options ranges up to 4 years, with a weighted-average remaining vesting period of approximately 2 years. This amount is not reflective of the total stock-based compensation expense that will be recorded in the future. The specific impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the fair value and number of share-based payments granted in the future, as well as the structure of future stock-based awards. However, had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro-forma net income and pro-forma net income per share in note 1 “Organization and Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended December 31, 2005, 2004 and 2003.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest a portion of our excess cash in debt instruments of high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Marketable securities as of December 31, 2005 consist of high-grade municipal, corporate and U.S. government agencies securities with maturities of less than two years. Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for auction-rate securities to be weighted based on the auction reset date. As of December 31, 2005, our investment in marketable securities had a weighted-average time to maturity of approximately 248 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of December 31, 2005, unrealized losses in our investments in marketable securities aggregated $1.2 million.

During the year ended December 31, 2005, our investments in marketable securities yielded an effective interest rate of 2.57%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $1.9 million.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses for ValueClick and Pricerunner Europe, which denominate their transactions primarily in British pounds and Swedish Krona. The effect of foreign exchange rate fluctuations for the year ended December 31, 2005 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $4.9 million, a reduction of income before income taxes of $0.7 million and a reduction of net assets, excluding intercompany balances, of $3.1 million. Historically, we have not hedged our exposure to exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2005, we had $21.7 million in cash and cash equivalents denominated in foreign currencies, primarily the British Pound and Swedish Krona.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this annual report on Form 10-K beginning on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements and Impact on Disclosure Controls and Procedures and Internal Control over Financial Reporting as of December 31, 2004

As discussed in note 2 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements contained in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K, the Company has restated its 2004 annual consolidated financial statements to correct an error related to the Company’s 2004 provision for income taxes. As a result of this error, the Company will also restate its consolidated quarterly financial statements for each quarter of 2004 and for the first three quarters of 2005.

In the Company’s annual report on Form 10-K for the year ended December 31, 2004, Company management had concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2004 due to the identification of a “material weakness” in the operation of controls for evaluating and documenting the assessment of valuation allowances recorded against deferred tax assets. A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement described above, management concluded that there was a material weakness as of December 31, 2004 in the Company’s controls with respect to the evaluation and documentation of deferred tax assets, and that such material weakness is in addition to the above-noted material weakness in the operation of controls for evaluating and documenting the assessment of valuation allowances recorded against deferred tax assets, as management of the Company reported as of December 31, 2004.

During the first three quarters of 2005, the Company implemented the following controls and processes to remediate the material weaknesses described above:

(i)            re-evaluated the design effectiveness of the Company’s deferred tax processes and adjusted the calculation of its deferred tax balances,

(ii)        filled a newly-created Director of Taxation position to enhance the Company’s internal income tax expertise, and

(iii)    engaged an accounting firm (not affiliated with its former or current independent registered public accounting firms) to provide an additional review function with respect to the calculation of the Company’s provision for income taxes.

In addition, during the fourth quarter of 2005, the Company conducted detailed studies of certain aspects of its accounting for income taxes, including its ability to utilize the benefit of acquired net operating losses (NOLs) in its tax filings.

Management has concluded that the newly-implemented controls and processes discussed above were designed, in place and operating effectively at December 31, 2005 to properly account for the Company’s deferred tax assets, and therefore that the material weaknesses described above have been remediated as of December 31, 2005.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this annual report on Form 10-K as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that its disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2005 to ensure that the information required to be disclosed by it in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets,

(ii)        provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors, and

(iii)    provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management excluded from the assessment of the Company’s internal control over financial reporting as of December 31, 2005 certain elements of the internal control over financial reporting of Webclients and Fastclick, because Webclients and Fastclick were acquired by the Company in purchase business combinations during 2005. Subsequent to the acquisitions, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The excluded elements represent controls over accounts of approximately 4.9% of the Company’s consolidated assets as of December 31, 2005 and 19.9% of its consolidated revenue for the year then ended.

The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

As described in note 4 “Recent Business Combinations and Investments,” we acquired Pricerunner AB (“Pricerunner”) on August 6, 2004 and E-Babylon, Inc. (“E-Babylon”) on June 13, 2005. The Company’s evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 includes the controls and processes of Pricerunner and E-Babylon. During 2005, Company management reviewed the controls and processes at Pricerunner and E-Babylon and made enhancements as deemed necessary, none of which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, to conform their controls and processes to the Company’s existing controls and processes as well as to its overall internal control environment.

During the quarter ended December 31, 2005 the Company (i) integrated certain elements of the internal control over financial reporting of Webclients and Fastclick, both wholly-owned subsidiaries acquired during 2005, and (ii) conducted tax studies of certain aspects of the Company’s accounting for income taxes, including its ability to utilize the benefit of acquired NOLs in its tax filings. Other than these changes, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

During the fourth quarter of 2005, the Company entered into new Indemnification Agreements with the members of the Company’s Board of Directors and with the Company’s executive officers. The new Indemnification Agreements replaced the Company’s preexisting Indemnification Agreements with its officers and directors. The new Indemnification Agreements, among other things, indemnify the Company’s officers and directors from all reasonable costs associated with the defense of lawsuits or other legal actions brought against the officers and directors as a result of legitimate actions performed in the scope of their employment or other functions on behalf of the Company. The form of the indemnification agreement is included as Exhibit 10.1 to this annual report on Form 10-K.

On May 25, 2005, the Company filed a current report on Form 8-K to announce the promotion of Scott H. Ray to Chief Financial Officer. The Company’s preexisting employment agreement with Mr. Ray is included as Exhibit 10.13 to this annual report on Form 10-K.

PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held June 5, 2006.

We have adopted a Code of Ethics and Business Conduct (the “Code”) within the meaning of Item 406(b) of Regulation S-K. The Code applies to our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.valueclick.com under “Corporate Info.” If we make substantive amendments to the Code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting, or other officers, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K in accordance with applicable rules and regulations.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held June 5, 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	7,844,757	$10.05	3,341,292
Equity compensation plans not approved by security holders(2)	1,693,200	$10.42	—
Total	9,537,957	$10.11	3,341,292

(1)          For additional information with respect to the outstanding option pricing categories as of December 31, 2005, refer to note 11 “Stock Options” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data.”

(2)          The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations. Such plans for Mediaplex and Be Free were indirectly approved in the related stockholder approvals of the respective mergers. The material features of these assumed stock option plans are described in note 11 “Stock Options” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data.”

(3)          The 2002 Stock Incentive Plan provides for an automatic increase on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. An additional 1,018,979 shares were made available under the 2002 Stock Incentive Plan effective January 1, 2006, which are not included in the 3,341,292 shares shown above.

The remaining information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held June 5, 2006.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held June 5, 2006.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this annual report on Form 10-K:

1.                Financial Statements.   The following consolidated financial statements of ValueClick, Inc. are included in a separate section of this annual report on Form 10-K commencing on the pages referenced below:

2.                Financial Statement Schedule.   The following financial statement schedule of ValueClick, Inc. is included in a separate section of this annual report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts	F-41

3.                Exhibits.   The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of June 13, 2005, by and among ValueClick and E-Babylon, Inc.
2.2(1)	Agreement and Plan of Merger, dated as of June 10, 2005, by and among ValueClick, Spider Acquisition Corporation and Web Marketing Holdings, Inc.
2.3(2)	Agreement and Plan of Merger and Reorganization, dated as of August 10, 2005, among ValueClick, Fastclick, Inc. and FC Acquisition Sub, Inc.
2.4(3)	Agreement and Plan of Merger, dated as of August 6, 2004, by and among ValueClick and Pricerunner AB
2.5(4)	Stock Purchase Agreement, dated January 29, 2004, by and among ValueClick and livedoor Co., Ltd (formerly Edge Co., Ltd), a Japanese Corporation
2.6	Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, HS Acquisition Corporation and Hi-Speed Media, Inc.
2.7(5)	Agreement and Plan of Merger, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corporation and Commission Junction, Inc.
2.8(6)	Agreement and Plan of Merger, dated as of May 30, 2003, by and among ValueClick, Search123.com Acquisition Corporation and Search123
2.9(7)	Agreement and Plan of Merger, dated as of March 20, 2002, by and among ValueClick, Bravo Acquisition I Corporation and Be Free, Inc.
3.1	Second Amended and Restated Certificate of Incorporation of ValueClick
3.2	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(8)	Specimen stock certificate for the ValueClick common stock
4.3(9)

Rights Agreement, dated as of June 4, 2002, between ValueClick, Inc. and Mellon Investor Services LLC, a New Jersey limited liability company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C

10.1	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(8)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(8)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(8)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(8)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(8)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999
10.7(8)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley

10.8(8)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.9(10)†	1999 Stock Option Plan, as amended, and form of option agreement
10.10(11)†	2002 Stock Incentive Plan and form of option agreement
10.11(12)†	Key Employee Agreement between ValueClick and James R. Zarley dated January 1, 2002
10.12(13)†	Key Employee Agreement between ValueClick and Samuel J. Paisley dated January 1, 2002
10.13†	Key Employee Agreement between ValueClick and Scott H. Ray dated October 8, 2002
10.14(14)†	Key Employee Agreement between ValueClick and Peter Wolfert dated January 1, 2002
10.15(8)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
16.1(15)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 2, 2004
16.2(16)	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated July 20, 2005
21.1	Subsidiaries of ValueClick
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                     Indicates a management contract or compensatory arrangement.

(1)          Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on June 29, 2005.

(2)          Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on August 12, 2005.

(3)          Incorporated by reference to Exhibit 2.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2005.

(4)          Incorporated by reference to Exhibit 2.2 to the annual report on Form 10-K filed by ValueClick on March 31, 2005.

(5)          Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K/A filed by ValueClick on February 23, 2004.

(6)          Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on June 11, 2003.

(7)          Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on March 11, 2002.

(8)          Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999.

(9)          Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed by ValueClick on June 14, 2002.

(10)   Incorporated by reference from Registration Statement on Form S-8 (File No. 333-61278) originally filed with the Securities and Exchange Commission on April 19, 2001.

(11)   Incorporated by reference from Registration Statement on Form S-8 (File No. 333-89396) originally filed with the Securities and Exchange Commission on May 30, 2002.

(12)   Incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K filed by ValueClick on March 28, 2003.

(13)   Incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K filed by ValueClick on March 28, 2003.

(14)   Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K filed by ValueClick on March 28, 2003.

(15)   Incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed by ValueClick on July 2, 2004.

(16)   Incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed by ValueClick on July 15, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ValueClick, Inc.

We have completed an integrated audit of ValueClick Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.  The Company’s 2004 consolidated financial statements were audited by other auditors.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the years ended December 31, 2005 and December 31, 2003 present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for each of the years ended December 31, 2005 and December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein for each of the years ended December 31, 2005 and December 31, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2005 certain elements of the internal control over financial reporting of Webclients and Fastclick, because Webclients and Fastclick were acquired by the Company in purchase business combinations during 2005. Subsequent to the acquisitions, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. We have also excluded these elements of the internal control over financial reporting of the acquired businesses from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately  4.9% of the Company’s consolidated assets as of December 31, 2005 and 19.9% of consolidated revenue for the year then ended.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 30, 2006

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2004 have been restated.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2005 (March 31, 2006 as to the effects of the restatement discussed in Note 2)

VALUECLICK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
		(As Restated see note 2)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$46,875	$28,295
Marketable securities, at fair value	193,908	214,288
Accounts receivable, net of allowance for doubtful accounts of $4,692 and $2,973 as of December 31, 2005 and 2004, respectively	74,636	32,036
Inventories	1,349	435
Prepaid expenses and other current assets	2,914	2,163
Income taxes receivable	442	—
Deferred tax assets	6,619	5,196
Total current assets	326,743	282,413
Property and equipment, net	17,509	8,571
Goodwill	273,215	52,224
Intangible assets, net	102,245	25,648
Deferred tax assets, less current portion	—	14,793
Other assets	1,149	1,065
Total assets	$720,861	$384,714
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$64,299	$38,288
Income taxes payable	880	964
Deferred revenue	1,598	1,498
Capital lease obligations	169	239
Total current liabilities	66,946	40,989
Income taxes payable, less current portion	17,745	10,432
Capital lease obligations, less current portion	—	169
Deferred tax liabilities	16,771	2,865
Other non-current liabilities	856	1,498
Total liabilities	102,318	55,953
Commitments and contingencies (note 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 101,897,934 and 82,032,522 shares issued and outstanding at December 31, 2005 and 2004, respectively	102	82
Additional paid-in capital	617,612	361,662
Deferred stock-based compensation	(638)	(221)
Accumulated other comprehensive (loss) income	(2,958)	399
Retained earnings (accumulated deficit)	4,425	(33,161)
Total stockholders’ equity	618,543	328,761
Total liabilities and stockholders’ equity	$720,861	$384,714

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004	2003
		(As Restated see note 2)
	(in thousands, except per share data)
Revenue	$304,007	$169,178	$92,516
Cost of revenue	88,839	50,762	32,024
Gross profit	215,168	118,416	60,492
Operating expenses:
Sales and marketing (excludes stock-based compensation of $817, $369 and $113 for 2005, 2004 and 2003, respectively)	74,823	36,000	21,162
General and administrative (excludes stock-based compensation of $382, $245 and $181 for 2005, 2004 and 2003, respectively)	40,526	27,168	19,699
Technology (excludes stock-based compensation of $823, $125 and $58 for 2005, 2004 and 2003, respectively)	21,314	15,891	10,504
Stock-based compensation	2,022	739	352
Amortization of intangible assets	12,179	4,111	1,570
Restructuring benefit, net	(73)	(1,003)	—
Total operating expenses	150,791	82,906	53,287
Income from operations	64,377	35,510	7,205
Gain on sale of equity interest in ValueClick Japan	—	8,007	—
Interest income, net	5,077	3,665	3,364
Other income	—	63	—
Income before income taxes and minority interest	69,454	47,245	10,569
Income tax expense	28,810	16,153	830
Income before minority interest	40,644	31,092	9,739
Minority share of loss in consolidated subsidiary	—	130	84
Net income	$40,644	$31,222	$9,823
Basic net income per common share	$0.46	$0.39	$0.13
Diluted net income per common share	$0.45	$0.37	$0.13
Weighted-average shares used to calculate net income per common share:
Basic	87,722	80,063	74,300
Diluted	90,857	84,038	78,436

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Preferred Stock		Common Stock		Additional Paid-In	Treasury	Deferred Stock-Based	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Deficit)	Equity
(in thousands, except share data)

Balance at December 31, 2002	—	$—	99,118,475	$99	$370,438	$(60,883)	$(473)	$(2,994)	$(74,206)	$231,981
Amortization of deferred stock-based compensation	—	—	—	—	—	—	352	—	—	352
Exercise of common stock options	—	—	2,085,969	2	2,186	—	—	—	—	2,188
Deferred stock-based compensation	—	—	—	—	1,042	—	(1,042)	—	—	—
Issuance of shares in business combination—Commission Junction	—	—	3,018,586	3	29,428	—	—	—	—	29,431
Assumed options in the Commission Junction and Hi-Speed Media business combinations	—	—	—	—	6,521	—	—	—	—	6,521
Purchase of treasury stock	—	—	—	—	—	(9,161)	—	—	—	(9,161)
Retirement of treasury stock	—	—	(26,269,256)	(26)	(70,018)	70,044	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	9,823	9,823
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	—	87	—	87
Foreign currency translation	—	—	—	—	—	—	—	2,985	—	2,985
Total comprehensive income										12,895
Balance at December 31, 2003	—	—	77,953,774	78	339,597	—	(1,163)	78	(64,383)	274,207
Amortization of deferred stock-based compensation	—	—	—	—	—	—	739	—	—	739
Deferred stock-based compensation adjustment for forfeited stock options	—	—	—	—	(203)	—	203	—	—	—
Exercise of common stock options	—	—	4,119,089	4	10,963	—	—	—	—	10,967
Issuance of shares in business combination—Pricerunner	—	—	263,467	—	1,967	—	—	—	—	1,967
Purchase and retirement of treasury stock	—	—	(303,808)	—	(2,206)	—	—	—	—	(2,206)
Tax benefit from the exercise of stock options (As Restated—see note 2)	—	—	—	—	11,544	—	—	—	—	11,544
Comprehensive income:
Net income (As Restated—see note 2)	—	—	—	—	—	—	—	—	31,222	31,222
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	—	(1,260)	—	(1,260)
Add: Reclassification adjustments for marketable securities	—	—	—	—	—	—	—	143	—	143
Foreign currency translation	—	—	—	—	—	—	—	1,995	—	1,995
Less: Reclassification adjustments for accumulated translation adjustment of Japan subsidiary included in net income	—	—	—	—	—	—	—	(557)	—	(557)
Total comprehensive income (As Restated—see note 2)										31,543
Balance at December 31, 2004 (As Restated—see note 2)			82,032,522	82	361,662	—	(221)	399	(33,161)	328,761
Amortization of deferred stock-based compensation	—	—	—	—	—	—	270	—	—	270
Deferred stock-based compensation adjustment for forfeited stock options	—	—	—	—	(18)	—	18	—	—	—
Exercise of common stock options	—	—	3,015,936	3	14,440	—	—	—	—	14,443
Issuance of shares in business combinations—Webclients and Fastclick	—	—	17,436,864	17	220,832	—	—	—	—	220,849
Assumed options in the Webclients and Fastclick business combinations	—	—	—	—	14,122	—	—	—	—	14,122
Deferred stock-based compensation	—	—	—	—	705	—	(705)	—	—	—
Purchase and retirement of treasury stock	—	—	(587,388)	—	(2,599)	—	—	—	(3,058)	(5,657)
Tax benefit from stock option exercises	—	—	—	—	8,468	—	—	—	—	8,468
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	40,644	40,644
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	—	(17)	—	(17)
Foreign currency translation	—	—	—	—	—	—	—	(3,340)	—	(3,340)
Total comprehensive income										37,287
Balance at December 31, 2005	—	$—	101,897,934	$102	$617,612	$—	$(638)	$(2,958)	$4,425	$618,543

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003
		(As Restated see note 2)
	(in thousands)
Cash flows from operating activities:
Net income	$40,644	$31,222	$9,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,246	10,299	7,531
Restructuring benefit, net	(73)	(1,003)	—
Provision for doubtful accounts receivable	2,164	1,308	1,213
Inventory write-down	—	199	—
Stock-based compensation	270	739	352
Tax benefit from stock option exercises	12,833	11,544	—
Minority interest in ValueClick Japan	—	(130)	(84)
Gain on sale of equity interest in ValueClick Japan	—	(8,007)	—
Benefit from deferred income taxes	(2,021)	(6,614)	(112)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,844)	(9,510)	(8,106)
Prepaid expenses, inventories and other assets	1,279	(866)	567
Accounts payable and accrued expenses	7,561	6,783	4,657
Income taxes receivable/payable	5,332	10,921	449
Deferred revenue	(218)	235	523
Other non-current liabilities	(496)	(561)	(885)
Net cash provided by operating activities	60,677	46,559	15,928
Cash flows from investing activities:
Proceeds from the maturity and sale of marketable securities	199,785	131,730	25,792
Purchases of marketable securities	(179,422)	(167,464)	(3,758)
Acquisition of businesses, net of cash acquired	(59,562)	(26,707)	(18,513)
Purchases of property and equipment	(9,036)	(6,009)	(3,241)
Proceeds from sale of equity interest in ValueClick Japan, net	—	2,351	—
Purchases of intangible assets	—	—	(811)
Net cash used in investing activities	(48,235)	(66,099)	(531)
Cash flows from financing activities:
Purchase of treasury stock	(5,657)	(2,206)	(9,161)
Proceeds from short-term debt	91,684	—	—
Repayment of short-term debt and capital lease obligations	(91,924)	(44)	(1,833)
Proceeds from exercises of stock options	14,443	10,967	2,188
Net cash provided by (used in) financing activities	8,546	8,717	(8,806)
Effect of foreign currency translations	(2,408)	2,476	2,985
Net increase (decrease) in cash and cash equivalents	18,580	(8,347)	9,576
Cash and cash equivalents, beginning of period	28,295	36,642	27,066
Cash and cash equivalents, end of period	$46,875	$28,295	$36,642

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003
		(As Restated see note 2)
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$807	$26	$52
Cash paid for income taxes	$12,730	$634	$511
Non-cash investing and financing activities:
Issuance of common stock in business combinations	$220,849	$1,967	$29,431
Stock options assumed in business combinations	$14,122	$—	$6,521

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

ValueClick, Inc., and its subsidiaries (“ValueClick” or “the Company”) offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/Web advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Additionally, the Company provides software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that the Company provides enables its customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining the Company’s media, affiliate marketing and technology offerings with its experience in both online and offline marketing, the Company helps its customers around the world optimize their marketing campaigns both on the Internet and through offline media.

The Company derives its revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA—ValueClick’s Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness for their products and brands, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, Pricerunner, completed in August 2004, E-Babylon, completed in June 2005, Webclients, completed in June 2005, and Fastclick, completed in September 2005.

The Company offers advertisers and advertising agencies a range of online media solutions in the categories of display/Web advertising, lead generation marketing, email marketing, search marketing, and comparison shopping. The Company has aggregated thousands of online publishers to provide advertisers and advertising agencies with access to one of the largest online advertising networks. The Company also sells a limited number of consumer products directly to end-user customers through Company-owned e-commerce websites.

The Company’s Media services are sold on a variety of pricing models, including cost-per-thousand-impression (“CPM”), cost-per-click (“CPC”), cost-per-lead (“CPL”), and cost-per-action (“CPA”).

AFFILIATE MARKETING—ValueClick’s Affiliate Marketing segment operates through its wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003. In 2004, the Company integrated Be Free and Commission Junction and began marketing its affiliate marketing offerings under the Commission Junction brand name.

The Company’s Affiliate Marketing segment offers technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, the Company’s affiliate marketing services enable its advertiser clients to: build relationships with affiliate (i.e., publisher) partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s website(s); analyze the effectiveness of the offers and affiliate partners; and, track the commissions due to their affiliate partners.

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

TECHNOLOGY—ValueClick’s Technology segment operates through its wholly-owned subsidiaries Mediaplex and Mediaplex Systems, which were acquired in October 2001.

Mediaplex is an applications service provider (“ASP”) offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Revenues are primarily derived from software access and use charges. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiary and its wholly-owned subsidiaries. The Company’s majority-owned subsidiary, ValueClick Japan, Inc., was sold on March 26, 2004 to livedoor Co., Ltd., as described in note 5. The operating results of ValueClick Japan are included in the Company’s operating results through March 31, 2004. The results of ValueClick Japan for the period from March 26, 2004 to March 31, 2004 were not significant. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements include the accounts of the Company and its subsidiaries from the beginning of the month nearest to the dates of consummation of their respective acquisitions, the acquisition date of majority voting control or the date of disposition, as the impact of this convention is not significant.

Basis of Presentation and Use of Estimates

Accounting principles generally accepted in the United States require management of the Company to make estimates and assumptions in the preparation of these consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

The most significant areas that require management judgment and which are susceptible to possible change in the near term include revenue recognition related to sales returns, allowance for doubtful accounts receivable, investments, income taxes, impairment of goodwill and other intangible assets, and contingencies and litigation.  The accounting policies for these areas are discussed in other notes to these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash equivalents consisted of money market accounts and certificates of deposit. Included in cash and cash equivalents as of December 31, 2005 and 2004 are $605,000 and $566,000, respectively, of certificates of deposit used to collateralize standby letters of credit in connection with the Company’s facility leases as described in note 15.

Marketable Securities

Marketable securities are classified as available-for-sale and accordingly are recorded at fair value, based on quoted market rates, with unrealized gains and losses reflected as a separate component of stockholders’ equity, net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the decline; and whether the Company has both the ability and intent to hold the investment. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that the other-than-temporary decline has occurred, with a corresponding charge to results of operations. The cost of securities sold is based upon the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade receivables are stated at gross invoice amount less an allowance for doubtful accounts receivable.

The Company estimates its allowance for doubtful accounts receivable using two methods. First, the Company evaluates specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. Second, an allowance is established for all customers based on a range of loss percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience. The amounts calculated from each of these methods are analyzed to determine the total amount of the allowance.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market value determined using the First-In-First-Out (“FIFO”) method. The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and software, three to five years for furniture and equipment, the shorter of five years or the term of the lease for leasehold improvements, three years for vehicles, and 30 years for buildings.

Business Combinations

The Company accounts for its acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates; determination of appropriate discount rates; estimates of advertiser and publisher turnover rates; and estimates of terminal values. These assumptions are generally made based on available historical information. Definite-lived identifiable intangible assets are generally amortized on a straight-line basis, as this basis approximates the expected cash flows from those assets.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (see note 6). Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of December 31, 2005, the Company’s reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: U.S. media (excluding Hi-Speed Media), Europe media and Hi-Speed Media. The Company has elected to test for goodwill impairment annually as of December 31. The Company determined that there was no impairment of goodwill as of December 31, 2005, 2004 and 2003.

Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

The Company’s Media segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for our e-commerce business, when consumer products are shipped, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and prices are fixed or determinable. Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as a principal in media transactions. Accordingly, revenue is recognized on a gross basis and corresponding publisher expenses are recorded as a component of cost of revenue.

Revenue for the Company’s Affiliate Marketing and Technology segments is generated primarily from fees for campaign management services, application management services and professional services. Campaign management services revenue and professional services revenue are recognized when the related services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed or determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized over the periods during which the services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and fees are fixed or determinable. The Company’s application management services provide customers rights to access software applications, hardware for the application access and customer service. The Company’s customers do not have the right to take possession of the software at any time during or after the hosting agreement. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the Company’s revenue recognition for Affiliate Marketing and Technology segments is outside the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any publisher expenses are the responsibility of the Company’s advertising customer. Contracts for application management services that provide for additional payments if usage exceeds designated minimum monthly, quarterly or annual volume levels are recognized as revenue by the Company in the month, quarter or year in which minimum volume is exceeded.

Deferred revenue consists of fees received or billed in advance of the delivery or completion of services and implementation fees. Deferred revenue for fees received or billed in advance of the delivery or completion of services is recognized when the services are provided and no significant Company obligations remain. Deferred revenue for implementation fees is recognized over the estimated customer lives. The Company does not engage in barter transactions.

The Company estimates provisions for sales returns which are recorded as a reduction to revenues. The provision for sales returns reflects an estimate of product returns from consumers of the Company’s affiliate marketing customers and product returns from the Company’s e-commerce customers. In determining the estimate for sales returns, the Company relies upon historical data, contract information and other factors. The estimated provision for sales returns can vary from actual results. More or less product may be returned from consumers of the Company’s affiliate marketing customers and from the Company’s e-commerce customers as compared to what was estimated. These factors and unanticipated changes in the economic and industry environment could make the sales return estimates differ from actual returns.

Cost of Revenue

Cost of revenue consists of payments related to publisher websites, online newsletters and email lists in the Company’s advertising networks, labor costs, telecommunication costs, and depreciation of equipment related to the Company’s revenue-generating technology infrastructure. The Company becomes obligated to make payments related to third-party publisher websites, online newsletters and email lists in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statement of operations. Additionally, cost of revenue of the Company’s Media segment e-commerce business includes product costs and shipping and handling costs.

Sales and Marketing

Sales and marketing expenses include advertising, salaries, sales commissions, employee benefits, travel, and related expenses for the Company’s sales force and marketing personnel.

Advertising costs are expensed as incurred and totaled $34.5 million, $4.9 million and $272,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses include facilities costs, professional service fees, depreciation, salaries, benefits, and related expenses for the Company’s executive, finance, legal, human resources, and other administrative personnel, insurance and other general overhead costs.

Technology

Technology costs include expenses associated with the maintenance of the Company’s technology platforms, including the salaries and related expenses for the Company’s software engineering department, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all technology costs have been expensed as incurred. The Company follows the guidance of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” All capitalized software development costs were fully amortized as of December 31, 2005. Capitalized software development costs were amortized for periods up to 18 months.

Stock-based Compensation

Certain options have been granted or assumed with exercise prices below the market value of the underlying common stock on the grant date or assumption date in business combinations. At December 31, 2005, the Company has eleven stock option plans which are described more fully in note 11. The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

During the year ended December 31, 2005, the Company issued 0.3 million share-equivalent Stock Appreciation Rights (“SARs”) and recorded $1.7 million of stock-based compensation associated with the SARs, which is included in Stock-based compensation in the consolidated statement of operations. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The intrinsic value of the SARs that vest each quarter will be settled in cash the following quarter. The SARs are accounted for as variable awards and, as such, are marked-to-market each reporting period and the stock-based compensation expense associated with the SARs is determined using the accelerated expense attribution method, in accordance with FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.”

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the Black-Scholes option pricing model, to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2005	2004	2003
		(As Restated see note 2)
Net income:
As reported	$40,644	$31,222	$9,823
Add: employee stock-based compensation expense included in reported net income, net of related tax effects	1,271	671	230
Less: employee stock-based compensation expense determined under the fair value method, net of related tax effects	(5,808)	(1,566)	(5,650)
Pro-forma	$36,107	$30,327	$4,403
Basic net income per share:
As reported	$0.46	$0.39	$0.13
Pro-forma	$0.41	$0.38	$0.06
Diluted net income per share:
As reported	$0.45	$0.37	$0.13
Pro-forma	$0.40	$0.36	$0.06

Foreign Currency Translation

The Company’s foreign subsidiaries record their assets, liabilities and results of operations in their respective functional currencies. The Company translates its subsidiaries’ financial statements into U.S. dollars for purposes of consolidation.

Assets and liabilities of the Company’s foreign subsidiaries are translated at the period-end exchange rate while revenue and expenses, gains and losses are translated at the average rates in effect for the period.  Except for certain intercompany balances that have been designated as short-term in nature in 2005, the effects of these translation adjustments are reported in a separate component of stockholders’ equity as Other comprehensive income. The effects of the translation adjustments for those intercompany balances that have been designated as short-term in nature are included in general and administrative expenses and were not significant for the year ended December 31, 2005. Prior to 2005, all intercompany balances were designated as long-term in nature.

Transaction gains and losses related to transactions with third-parties denominated in other than the functional currency were not significant for the years ended December 31, 2005, 2004 and 2003.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited in the local currency with a limited number of financial institutions in the United States and Europe. The balances in the United States held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits and certain balances in Europe may not be insured. Marketable securities are held in local currency with two major financial institutions and are generally not insured.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts. At December 31, 2005 and 2004, no customer comprised more than 10% of accounts receivable. For the years ended December 31, 2005,  2004 and 2003, no customer comprised more than 10% of total revenue.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable, and accrued expenses, are carried at historical cost basis. At December 31, 2005 and 2004, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company’s marketable securities are carried at fair market value as discussed in note 3.

Income Taxes

ValueClick uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits of net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. The Company does not record deferred tax assets in its consolidated financial statements for future tax benefits that are contingent upon the ultimate outcome of uncertain tax positions.

Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per common share is computed using the weighted-average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, determined using the treasury stock method.

Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income, relate to foreign currency translation adjustments and unrealized gains/losses on marketable securities for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 the accumulated balance of the foreign currency translation adjustment and unrealized losses on marketable securities were $1.8 million and $1.2 million, respectively. The Company has recorded a full valuation allowance against the related deferred tax asset associated with the unrealized losses on marketable securities due to the uncertainty as to whether such losses and related deferred tax asset will be realized.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation. As discussed in note 17, the Company revised the presentation of segment income from operations in 2005. All segment information presented for prior periods has been updated to conform to the current presentation.

Business Segments

The Company uses the “management approach” defined in SFAS No. 131 “Disclosures About Segments at an Enterprise and Related Information,” to identify its operating segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. See note 17 for further information regarding the Company’s business segments.

Recently Issued Accounting Standards

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP 115-1 will have a material impact on its consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company will apply the requirements of SFAS No. 154 on accounting changes made on or after January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro-forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R is effective for the Company beginning in the first quarter of fiscal 2006. The Company will utilize the modified prospective transition method allowed by SFAS No. 123R and will also amortize stock-based compensation utilizing the straight-line method over the options’ vesting period.

The adoption of the SFAS No. 123R fair value method is expected to have a significant impact on the Company’s consolidated results of operations. As of December 31, 2005, the Company has approximately $30.0 million of pro-forma deferred stock-based compensation associated with unvested stock options determined under the fair value method of SFAS 123. This pro-forma deferred stock-based compensation will be amortized to expense under the provisions of SFAS 123R over the vesting period of the options. The remaining vesting period for such unvested options ranges up to 4 years, with a weighted-average remaining vesting period of approximately 2 years.  This amount is not reflective of the total stock-based compensation expense that will be recorded in the future. The specific impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the fair value and number of share-based payments granted in the future, as well as the structure of future stock-based awards. However, had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option-pricing model as described in the disclosure of pro-forma net income and pro-forma net income per share in note 1 to the consolidated financial statements.

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

2.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company determined that it should not have recognized the tax benefit of certain acquired net operating losses (“acquired NOLs”) in its 2004 consolidated financial statements because of uncertainty as to whether the Company’s tax treatment of the acquired NOLs would be upheld under examination by the relevant tax authorities. As a result, the accompanying consolidated financial statements as of and for the year ended December 31, 2004 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement on the 2004 consolidated statement of operations and consolidated balance sheet is provided below. The restatement does not impact the previously reported net cash flows from operating, investing or financing activities.

Consolidated Statement of Operations

	Year ended December 31, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Income tax expense (benefit)	$(40,512)	$56,665	$16,153
Income before minority interest	$87,757	$(56,665)	$31,092
Net income	$87,887	$(56,665)	$31,222
Basic net income per common share	$1.10	$(0.71)	$0.39
Diluted net income per common share	$1.05	$(0.68)	$0.37

Consolidated Balance Sheet

	As of December 31, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Deferred tax assets, current	$5,411	$(215)	$5,196
Total current assets	$282,628	$(215)	$282,413
Goodwill	$50,884	$1,340	$52,224
Deferred tax assets, less current portion	$61,630	$(46,837)	$14,793
Total assets	$430,426	$(45,712)	$384,714
Income taxes payable, less current portion	$—	$10,432	$10,432
Total liabilities	$45,521	$10,432	$55,953
Additional paid-in capital	$361,141	$521	$361,662
Retained earnings (accumulated deficit)	$23,504	$(56,665)	$(33,161)
Total stockholders’ equity	$384,905	$(56,144)	$328,761

3.   Marketable Securities

Marketable securities consisted of the following as of December 31, 2005 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$29,473	$—	$(20)	$29,453
U.S. agencies obligations	100,432	—	(751)	99,681
Corporate obligations	65,199	—	(425)	64,774
Total marketable securities	$195,104	$—	$(1,196)	$193,908

Marketable securities consisted of the following as of December 31, 2004 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$40,759	$—	$(14)	$40,745
U.S. agencies obligations	70,978	2	(554)	70,426
Corporate obligations	103,729	—	(612)	103,117
Total marketable securities	$215,466	$2	$(1,180)	$214,288

Auction rate securities (included in municipal obligations and totaling $24.2 million as of December 31, 2005 and $36.7 million as of December 31, 2004) are securities that are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par value. These securities are classified in the table below based on their legal stated maturity date.

The following table summarizes the amortized cost and estimated fair value of marketable securities classified by the remaining maturity of the security as of December 31, 2005 (in thousands):

	Cost	Estimated Fair Value
Due within one year	$111,031	$110,328
Due after one year through two years	59,864	59,371
Due after two years	24,209	24,209
Total	$195,104	$193,908

Realized gains and losses from sales of marketable securities were not significant for the years ended December 31, 2005, 2004 or 2003, and are included in interest income, net, in the consolidated statements of operations. The Company recognizes realized gains and losses upon sale of marketable securities using the specific identification method.

Market values were determined for each individual security in the investment portfolio. The unrealized losses related to these investments are primarily due to changes in interest rates and are considered to be temporary in nature. The following table summarizes the fair value and gross unrealized losses of investments aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal obligations	$29,453	$(20)	$—	$—	$29,453	$(20)
U.S. agencies obligations	57,034	(422)	42,647	(329)	99,681	(751)
Corporate obligations	28,904	(241)	35,870	(184)	64,774	(425)
Total	$115,391	$(683)	$78,517	$(513)	$193,908	$(1,196)

As of December 31, 2004, there were no material unrealized losses with a holding period greater than one year. See note 1 for the Company’s policy on recording other-than-temporary declines in the Company’s marketable securities portfolio.

4.   Recent Business Combinations and Investments

Purchases

Fastclick.   On September 27, 2005, the Company acquired 97% of the outstanding shares of Fastclick common stock upon the closing of its tender offer for all shares of Fastclick common stock. On September 29, 2005, the Company acquired the remaining 3% of outstanding shares of Fastclick common stock, at which time Fastclick became a wholly-owned subsidiary of the Company. Fastclick provides online advertising services and technologies, and has developed an advertising network of more than 9,000 third-party publisher websites. Combined with ValueClick’s existing market position in online media services, the addition of Fastclick to the Company’s suite of products and services positions ValueClick as one of the largest online advertising network providers. This factor contributed to a purchase price in excess of the fair value of Fastclick’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The results of Fastclick’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, October 1, 2005. The results of operations of Fastclick for the period from the closing of the tender offer at midnight on September 27, 2005 through September 30, 2005 are not significant. Under the terms of the merger agreement, ValueClick acquired all of the outstanding capital stock of Fastclick for an aggregate purchase price of approximately $215.7 million, consisting of approximately 15.6 million shares of ValueClick common stock valued at approximately $202.5 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), stock options assumed valued at approximately $12.6 million using the Black-Scholes option-pricing model, and transaction costs of the acquisition of approximately $600,000.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets were as follows (in thousands):

Cash acquired		$80,577
Other tangible assets acquired		14,862
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	7	28,800
Trademark, trade name and domain name	0.5	400
Developed technology	3	1,300
Covenants not to compete	1-3	4,600
Goodwill		112,892
Total assets acquired		243,431
Liabilities assumed		(27,763)
Total		$215,668

During the quarter ended December 31, 2005, the Company finalized the valuation related to the identifiable intangible assets acquired in the Fastclick acquisition, resulting in changes to the purchase price allocation previously reported in the Company’s financial statements for the three-month period ended September 30, 2005. Based upon the results of this final valuation, the identifiable intangible assets resulting from this acquisition decreased by approximately $16.2 million from the preliminary valuation, goodwill increased by approximately $10.6 million, and the remaining difference is primarily due to lower deferred tax liabilities related to the decrease in identifiable intangible assets.

Webclients.   On June 24, 2005, the Company completed the acquisition of Webclients, a leading provider of online marketing services including lead generation, opt-in email distribution, and promotional and industry-focused online content. Webclients’ business activities complement the Company’s media and affiliate marketing businesses, and can be leveraged across the Company’s advertiser base. These factors contributed to a purchase price in excess of the fair value of Webclients’ net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The results of Webclients’ operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, July 1, 2005. The results of operations of Webclients for the period from June 24, 2005 through June 30, 2005 are not significant.

Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Webclients for an aggregate purchase price of approximately $142.5 million, consisting of cash of $122.2 million, approximately 1.8 million shares of ValueClick common stock valued at approximately $18.4 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), stock options assumed valued at approximately $1.5 million using the Black-Scholes option-pricing model, and transaction costs of the acquisition of approximately $420,000. The stock portion of the consideration represented approximately 14.0% of the total purchase price.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets were as follows (in thousands):

Cash acquired		$953
Other tangible assets acquired		19,425
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	7	30,800
Trademark, trade name and domain name	10	10,500
Developed technology	3	1,500
Covenants not to compete	3	5,200
Goodwill		100,728
Total assets acquired		169,106
Liabilities assumed		(26,558)
Total		$142,548

During the quarter ended December 31, 2005, the Company finalized the valuation related to the identifiable intangible assets acquired in the Webclients acquisition, resulting in changes to the purchase price allocation previously reported in the Company’s financial statements for the three-month period ended September 30, 2005. Based upon the results of this final valuation, the identifiable intangible assets resulting from this acquisition increased by approximately $15.2 million from the preliminary valuation, goodwill decreased by approximately $8.9 million, and the remaining difference is primarily due to higher deferred tax liabilities related to the increase in identifiable intangible assets.

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

The results of E-Babylon’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, June 1, 2005. The results of operations of E-Babylon for the period from June 1, 2005 through June 12, 2005 are not significant. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of E-Babylon for an aggregate purchase price of approximately $14.8 million, consisting of cash of $14.7 million and transaction costs of the acquisition of approximately $112,000.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets were as follows (in thousands):

Cash acquired		$631
Other tangible assets acquired		4,575
	Useful life
Amortizable intangible assets:
Customer relationships	2	3,800
Trademark, trade name and domain name	5	1,600
Developed technology	3	130
Covenants not to compete	5	240
Goodwill		8,111
Total assets acquired		19,087
Liabilities assumed		(4,299)
Total		$14,788

During the quarter ended December 31, 2005, the Company finalized the valuation related to the identifiable intangible assets acquired in the E-Babylon acquisition, resulting in changes to the purchase price allocation previously reported in the Company’s financial statements for the three-month period ended September 30, 2005. Based upon the results of this final valuation, the identifiable intangible assets resulting from this acquisition increased by approximately $1.7 million from the preliminary valuation, goodwill decreased by approximately $1.0 million, and the remaining difference is primarily due to higher deferred tax liabilities related to the increase in identifiable intangible assets.

Pricerunner.   On August 6, 2004, the Company completed the acquisition of Pricerunner, a leading provider of online comparison shopping services in Europe. With the addition of Pricerunner, the Company was able to expand its suite of performance-based online marketing solutions into the area of comparison shopping. Together with the Company’s current services, the acquisition is expected to increase the Company’s competitive position in Europe and the United States. These factors contributed to a purchase price in excess of the fair value of Pricerunner’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. In the second quarter of 2005, the Company launched Pricerunner in the United States, offering consumers a broad range of products from offline and online retailers throughout the country.

The results of Pricerunner’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, August 1, 2004. The results of operations of Pricerunner for the period from August 1, 2004 through August 5, 2004 are not significant. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of approximately $30.1 million, consisting of cash of $26.9 million, approximately 263,000 shares of ValueClick common stock valued at approximately $2.0 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), and transaction costs of the acquisition of approximately $1.2 million. The stock portion of the consideration represented approximately 6.5% of the total purchase price.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$2,710
Other tangible assets acquired	4,085
Amortizable intangible assets:
Customer, affiliate and advertiser related relationships	7,900
Trademark, trade name and domain name	5,100
Developed technology	500
Covenants not to compete	200
Goodwill	14,679
Total assets acquired	35,174
Liabilities assumed	(5,054)
Total	$30,120

Hi-Speed Media.   On December 17, 2003, the Company completed its acquisition of Hi-Speed Media, a provider of email marketing and e-commerce services. Hi-Speed Media’s business activities complement and provide scale to ValueClick’s existing media businesses. This factor contributed to a purchase price in excess of the fair value of Hi-Speed Media’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The results of Hi-Speed Media’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, January 1, 2004. The results of operations of Hi-Speed Media for the period from December 17, 2003 through December 31, 2003 are not significant. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Hi-Speed Media for an aggregate purchase price of approximately $10.5 million, including cash of  approximately $9.0 million and transaction costs of approximately $1.1 million. In connection with the transaction, Hi-Speed Media’s outstanding employee stock options were converted into options to purchase approximately 81,000 shares of ValueClick common stock valued at approximately $0.4 million using the Black-Scholes option pricing model. The Company also agreed to provide additional cash consideration of up to $1.0 million per quarter, contingent upon the achievement of certain revenue and operating income milestones over the eight quarters beginning January 1, 2004. Contingent cash consideration earned for the years ended December 31, 2005 and 2004 totaled approximately $3.6 million and $2.3 million, respectively, and was reflected as an increase in goodwill. Identifiable intangible assets and goodwill of approximately $3.8 million and $13.9 million, respectively, have been recorded related to this acquisition.

Commission Junction.   On December 7, 2003, the Company completed its acquisition of Commission Junction, an affiliate marketing business, which provides technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Commission Junction’s business activities complement and provide scale to the Company’s existing affiliate marketing business. This factor contributed to a purchase price in excess of the fair value of Commission Junction’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The results of Commission Junction’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, December 1, 2003. The results of operations of Commission Junction for the period from December 1, 2003 through

December 6, 2003 are not significant. Pursuant to the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Commission Junction for an aggregate purchase price of approximately $62.1 million, consisting of approximately 3.0 million shares of ValueClick common stock valued at approximately $29.5 million, approximately $26.1 million in cash and transaction costs of $0.4 million. Additionally, outstanding options to acquire common stock of Commission Junction were converted into an aggregate of 1.2 million options to acquire ValueClick common stock valued at approximately $6.1 million using the Black-Scholes option pricing model. Identifiable intangible assets and goodwill of approximately $9.7 million and $24.0 million, respectively, have been recorded related to this acquisition.

Search123.com   On May 30, 2003, the Company completed its acquisition of Search123.com (“Search123). Search123 is a search marketing company that allows marketers to find prospective customers who are actively engaged in researching and buying products and services online. Search123’s business activities complement the Company’s existing media business. This factor contributed to a purchase price in excess of the fair value of Search123’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The results of Search123’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, June 1, 2003. The results of operations of Search123 for the period from May 30, 2003 through May 31, 2003 are not significant. Pursuant to the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Search123 for an aggregate purchase price of approximately $4.9 million, consisting of a cash payment of approximately $3.2 million, the assumption of a net working capital deficit of approximately $1.5 million and transaction costs of approximately $200,000. Identifiable intangible assets and goodwill of approximately $1.4 million and $2.8 million, respectively, have been recorded related to this acquisition.

The historical operating results of acquired entities prior to the respective acquisition dates have not been included in the Company’s historical operating results. Pro-forma data (unaudited) for the years ended December 31, 2005 and 2004 as if the acquisitions of Fastclick, Webclients, E-Babylon, and Pricerunner had been effective as of the beginning of each year, and excluding the results of the Company’s investment in ValueClick Japan (see note 5) as if the sale had been effective January 1, 2004, is as follows (in thousands, except per share data):

	2005	2004
Revenue	$407,363	$304,121
Net income	$40,278	$12,029
Basic net income per common share	$0.40	$0.12
Diluted net income per common share	$0.39	$0.12

Pro-forma results of operations for the year ended December 31, 2004 include a non-recurring stock-based compensation charge of $4.9 million and a non-recurring impairment charge of $5.9 million related to a derivative instrument, both included in the historical operating results of Webclients. These pro-forma results of operations are not necessarily indicative of future operating results.

5.   Sale of ValueClick Japan

On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. The Company received net cash proceeds of $2.4 million. In addition, the Company has continued to provide services to this entity, including licensing of technology and technical support under a cancelable support agreement, for specified fees. This transaction resulted in a gain on sale of approximately $8.0 million. The sale did not qualify as a discontinued operation given the significance of the Company’s technology support agreement on this entity’s continuing operations. The operating results of ValueClick Japan are included in the Company’s operating results through March 31, 2004. The results of operations of ValueClick Japan for the period from March 26, 2004 through March 31, 2004 were not significant.

6.   Goodwill and Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but rather tests goodwill for impairment annually as of December 31 at the reporting unit level using a fair value approach.  No goodwill impairment was recorded as a result of the Company’s annual impairment test for the years ended December 31, 2005, 2004 and 2003. The Company determined its reporting units based on the guidance in SFAS No. 142 and EITF D-101. As of December 31, 2005, the Company’s reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: U.S. media (excluding Hi-Speed Media), Europe media and Hi-Speed Media. As required by SFAS No. 142, the Company assigned goodwill to its reporting units. Below is assigned goodwill by reporting unit as of December 31, 2005 and 2004 (in thousands):

	2005	2004
		(As Restated see note 2)
Reporting Units
Affiliate Marketing	$23,969	$24,551
Technology	—	—
Media:
U.S. media	212,648	2,812
Europe media	14,625	14,625
Hi-Speed Media	21,973	10,236
Total goodwill	$273,215	$52,224

For the year ended December 31, 2005, the net increase in goodwill was due to the acquisitions of Fastclick, Webclients (both included in the U.S. media reporting unit) and E-Babylon (included in the Hi-Speed Media reporting unit) as discussed in note 4, purchase price additions of $3.6 million for Hi-Speed Media as a result of contingent cash consideration earned for the year ended December 31, 2005, and a reduction of $0.6 million for Commission Junction (included in the Affiliate Marketing reporting unit), $0.8 million for Webclients, and $3.0 million for Fastclick relating to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition. As of December 31, 2005, $55.3 million of goodwill is tax deductible. No portion of goodwill was tax deductible as of December 31, 2004.

The Company’s acquired intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted-Average Useful Life
Customer, affiliate and advertiser relationships	7
Trademark and domain name	11
Developed technology	4
Covenants not to compete	3
Total	7

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets were as follows at December 31, 2005 and 2004 (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
December 31, 2005:
Customer, affiliate and advertiser relationships	$84,421	$(11,218)	$73,203
Trademark, trade name and domain name	18,184	(1,592)	16,592
Developed technology	8,015	(4,061)	3,954
Covenants not to compete	10,494	(1,998)	8,496
Total intangible assets	$121,114	$(18,869)	$102,245
December 31, 2004:
Customer, affiliate and advertiser relationships	$21,021	$(3,265)	$17,756
Trademark, trade name and domain name	5,684	(276)	5,408
Developed technology	5,085	(2,805)	2,280
Covenants not to compete	454	(250)	204
Total intangible assets	$32,244	$(6,596)	$25,648

Intangible assets acquired during 2005 and 2004 include: customer, affiliate and advertiser relationships; acquired technology; trademark and trade names; and other intangibles that are being amortized over the periods benefited, ranging from 0.5 to 15 years.

In 2005, $35.1 million, $48.0 million and $5.8 million were added to the intangible asset balances, respectively, related to the purchase of Fastclick, Webclients and E-Babylon. In 2004, $13.7 million of intangible assets were acquired related to the purchase of Pricerunner. Amortization expense related to intangible assets was $12.2 million, $4.1 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated intangible asset amortization expense for the next five years ending December 31 and thereafter is as follows (in thousands):

2006	$21,873
2007	$18,162
2008	$15,344
2009	$12,486
2010	$12,159
Thereafter	$22,221

7.   Property and Equipment

Property and equipment consisted of the following as of December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005	2004
Land	$1,470	$—
Building	1,330	—
Computer equipment and purchased software	31,734	24,778
Furniture and equipment	3,936	2,863
Vehicles	74	41
Leasehold improvements	2,440	731
	40,984	28,413
Less: accumulated depreciation and amortization	(23,475)	(19,842)
	$17,509	$8,571

Total depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2005, 2004 and 2003 was approximately $7.1 million, $6.2 million and $6.0 million, respectively.

8.   Accounts Payable, Accrued Expenses and Short-Term Debt

Accounts payable and accrued expenses consisted of the following as of December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005	2004
Accounts payable, including amounts due to publishers	$33,457	$21,994
Advertiser deposits	5,823	4,906
Accrued salaries and benefits	7,001	3,309
Other accrued expenses	18,018	8,079
	$64,299	$38,288

In June 2005, in connection with the closing of the acquisition of Webclients as discussed in note 4, the Company entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a financial institution under which the Company borrowed $91.7 million and pledged securities with an estimated fair value of $94.2 million as collateral. Under the terms of the Repurchase Agreement, the Company was required to pay interest at the Federal Funds rate plus 30 basis points. For the year ended December 31, 2005, the Company incurred interest expense of $794,000 (at an average annual rate of 3.73%) which is included in Interest income, net on the consolidated statement of operations. The Company repaid all outstanding principal and interest due under the Repurchase Agreement as of September 30, 2005.

9.   Income Taxes

The components of income before income taxes and minority interest are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$63,909	$43,968	$11,204
Foreign	5,545	3,277	(635)
Income before income taxes and minority interest	$69,454	$47,245	$10,569

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 is comprised of the following provision (benefit) components (in thousands):

	Year Ended December 31,
	2005	2004	2003
		(As Restated see note 2)
Current
Federal	$22,805	$17,954	$566
State	6,207	4,886	321
Foreign	1,819	(73)	55
	30,831	22,767	942
Deferred:
Federal	(1,182)	(5,815)	(30)
State	(293)	(1,289)	—
Foreign	(546)	490	(82)
	(2,021)	(6,614)	(112)
Income tax expense	$28,810	$16,153	$830

The income tax benefit of employee stock options exercised during 2005 and 2004 in the amount of approximately $8.5 million and $11.5 million, respectively, was recorded in additional paid-in capital and did not therefore result in a benefit on the statements of operations. During 2004, $13.3 million of a valuation allowance previously recorded against deferred tax assets relating to net operating loss carryforwards of certain acquired entities was reversed and recorded as a decrease to goodwill based upon management’s conclusion that it was more likely than not that these net operating loss carryforwards would be realized before their expiration. Further, as described in note 6, the Company recorded a decrease to goodwill in 2005 of $3.9 million related to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition.

The components of the deferred tax assets at December 31, 2005 and 2004 are as follows (in thousands):

	As of December 31,
	2005	2004
		(As Restated see note 2)
Deferred tax assets:
Net operating loss carryforwards	$15,035	$17,688
Depreciation and amortization	11,112	5,933
Other	5,683	3,812
Gross deferred tax assets	31,830	27,433
Valuation allowance	(1,308)	(1,744)
Net deferred tax assets	30,522	25,689
Deferred tax liabilities:
Acquired intangible assets	40,103	8,565
Other	571	—
Total deferred tax liabilities	40,674	8,565
Net deferred tax (liabilities) assets	$(10,152)	$17,124
Current portion of net deferred tax assets	$6,619	$5,196
Long-term portion of net deferred tax (liabilities) assets	(16,771)	11,928
Net deferred tax (liabilities) assets	$(10,152)	$17,124

In evaluating the need for a valuation allowance at December 31, 2005 and 2004, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2005, based upon both positive and negative evidence, the Company determined it is more likely than not that certain deferred tax assets may not be realizable. As of December 31, 2005 and 2004, the valuation allowance attributable to deferred tax assets was $1.3 million and $1.7 million, respectively, representing an overall decrease of $0.4 million. The decrease in the valuation allowance relates primarily to realization of tax benefits associated with foreign net operating loss carryforwards.

At December 31, 2005, the Company had net operating loss carryforwards for federal and state purposes of $34.8 million and $21.3 million, respectively. The federal and state net operating loss carryforwards begin/began to expire in 2012 and 2004, respectively. As of December 31, 2005, the Company may have available an additional $127.8 million and $85.8 million of net operating loss carryforwards for federal and state purposes, respectively, which are not reflected in the above summary of deferred tax assets. The Company believes that it may be able to establish with the tax authorities that it is entitled, under the Internal Revenue Code and interpretations thereof, to some or all of the benefit of these net operating losses in future periods. However, this tax position is subject to certain assumptions and interpretations of the relevant legislative and judicial history that may or may not be accepted by the tax authorities. The Company has determined that the future tax benefits associated with these net operating loss carryforwards are contingent upon the ultimate outcome of an uncertain tax position as the Company cannot assert that it is more likely than not that these assumptions and interpretations underlying its complex tax calculations would be upheld under examination. Therefore the Company has not recorded a deferred tax asset related to these net operating loss carryforwards.

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2005, 2004 and 2003 as follows:

	Year Ended December 31,
	2005	2004	2003
		(As Restated see note 2)
Tax provision based on the federal statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	5.9	4.5	3.0
Stock-based compensation	0.1	0.4	2.2
Research and experimentation credit	(0.4)	(1.1)	—
Effects of foreign income	(0.4)	(0.5)	(0.3)
Adjustment to valuation allowance, net of purchase accounting adjustments	(0.6)	(1.7)	(34.0)
Other, net	1.9	(2.4)	2.9
	41.5%	34.2%	7.8%

The Company files a consolidated federal income tax return as well as state and foreign tax returns.

As of December 31, 2005, withholding and U.S. income taxes have not been provided on approximately $3.8 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings will be permanently reinvested in foreign operations or if subsequently remitted, will be offset by appropriate credits for foreign income taxes paid. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against U.S. tax liabilities, if any. The determination of taxes associated with the $3.8 million of unremitted earnings is not practicable.

10. Capitalization

Treasury Stock

In September 2001, the board of directors authorized a $10 million Stock Repurchase Program to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Stock Repurchase Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. Under the program, the purchases are funded from available working capital, and the repurchased shares will be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. For the years ended December 31, 2005, 2004 and 2003, the Company repurchased 587,388, 303,808 and 3,438,183 shares of its common stock under the Stock Repurchase Program, respectively. As of December 31, 2005, and since the initiation of the Stock Repurchase Program, the Company had repurchased a total of approximately 25.7 million shares of its common stock for approximately $75.9 million. As of December 31, 2005, up to $19.1 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Stock Repurchase Program.

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

11. Stock Options

1999 Stock Option Plan and 2002 Stock Incentive Plan

On May 13, 1999, the Board of Directors adopted and the stockholders approved the 1999 Stock Option Plan (the “1999 Stock Plan”). A total of 5,000,000 shares of common stock were reserved for issuance under the 1999 Stock Plan.

On May 23, 2002, the Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively “the 2002 Stock Plan”). The total number of common shares reserved under the 2002 Stock Plan is 15,000,000, of which 3,341,292 shares were available for future grant at December 31, 2005. The 2002 Stock Plan provides for an automatic increase on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. Accordingly, an additional 1,018,979 shares were made available under the 2002 Stock Plan effective January 1, 2006, bringing the total shares available for future grant at January 1, 2006 to 4,360,271.

The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options to employees, officers, directors, and consultants of the Company. Options granted to new employees generally begin vesting on the new employee’s date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro-rata monthly over the remaining three years and generally expire ten years from the date of grant. Options granted to existing employees typically vest on a monthly pro-rata basis over a four-year period and also generally expire ten years from the date of grant.

Assumed Stock Option Plans

Pursuant to the Company’s business combinations with Fastclick, Webclients, Hi-Speed Media, Commission Junction, Be Free, Mediaplex, Z Media, and ClickAgents, the Company assumed the following stock plans:

Name of Plan	Number of Options	Exercise Prices Per Share	Maximum Exercise Term	Vesting Periods
Fastclick—2004 Stock Plan and 2000 Stock Plan	1,293,145	$0.26 to $15.14	10 years	Up to 4 years
Webclients—2004 Stock Incentive Plan	349,044	$10.39	10 years	Up to 4 years
Hi-Speed Media—2001 Stock Incentive Plan	80,710	$1.99	10 years	Up to 4 years
Commission Junction—2001 Stock Incentive Plan and 1999 Stock Option Plan	1,217,693	$3.45 to $8.62	10 years	Up to 4 years
Be Free—1998 Stock Incentive Plan	4,164,875	$0.23 to $68.59	10 years	Up to 4 years
Mediaplex—1997 Stock Option Plan	2,762,912	$1.22 to $247.99	10 years	Up to 4 years
Z Media—Stock Option Plan	419,366	$0.26 to $7.91	10 years	Up to 4 years
ClickAgents—Stock Option Plan	427,269	$0.07 to $3.95	10 years	Up to 4 years

The following table summarizes activity under all of the stock plans for the years ended December 31, 2005, 2004 and 2003:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Options outstanding at December 31, 2002	10,103,288	$0.07 to $247.99	$5.23
Granted	2,512,501	$2.83 to $9.20	$7.27
Assumed from Commission Junction and Hi-Speed Media	1,298,403	$1.99 to $8.62	$3.47
Exercised	(2,085,969)	$0.23 to $7.90	$1.05
Forfeited/expired	(780,797)	$0.07 to $79.02	$5.31
Options outstanding at December 31, 2003	11,047,426	$0.07 to $247.99	$6.15
Granted	1,507,689	$7.16 to $11.70	$9.28
Exercised	(4,119,089)	$0.07 to $11.00	$2.67
Forfeited/expired	(1,060,289)	$0.07 to $190.86	$14.07
Options outstanding at December 31, 2004	7,375,737	$0.23 to $247.99	$7.59
Granted	4,144,436	$10.80 to $16.88	$13.42
Assumed from Webclients and Fastclick	1,642,189	$0.26 to $15.14	$4.93
Exercised	(3,015,936)	$0.23 to $16.88	$4.79
Forfeited/expired	(608,469)	$1.44 to $247.99	$14.47
Options outstanding at December 31, 2005	9,537,957	$0.23 to $225.43	$10.11

Options acquired in business combinations during the years ended December 31, 2005, 2004 and 2003, net of cancellations, resulted in total deferred stock-based compensation of approximately $705,000, $0 and $1,042,000, respectively, which was included in deferred stock-based compensation in stockholders’ equity. Deferred stock-based compensation is being amortized over the remaining vesting period of each respective option, generally no longer than four years. During the years ended December 31, 2005, 2004 and 2003, such compensation expense included in stock-based compensation in the consolidated statements of operations amounted to approximately $270,000, $739,000 and $352,000, respectively.

Additional information with respect to the outstanding stock options as of December 31, 2005 is as follows:

	Options Outstanding
		Weighted-Average		Options Exercisable
Range of Exercise Prices per Share	Number of Shares	Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.23 to $2.45	1,237,932	6.79	$2.07	939,863	$1.96
$2.46 to $3.45	1,339,171	5.88	$3.01	1,082,498	$3.04
$3.50 to $8.65	1,765,143	7.80	$7.92	779,281	$7.78
$9.20 to $10.80	1,312,452	8.54	$10.24	444,467	$10.14
$11.43 to $12.87	2,875,601	9.42	$12.78	285,296	$12.62
$13.76 to $49.84	965,162	8.95	$19.33	169,382	$31.80
$52.65 to $200.73	41,961	4.14	$164.86	41,961	$164.86
$225.43	535	4.08	$225.43	535	$225.43
	9,537,957	8.09	$10.11	3,743,283	$8.48

The options exercisable and the weighted-average exercise price per share at December 31, 2004 and 2003 were 3,266,574 at $8.96 and 6,034,989 at $6.96, respectively.

During the years ended December 31, 2005, 2004 and 2003, the exercise price for all options granted under the 2002 Stock Plan equaled the market price at the dates of grants. The weighted-average estimated fair value of options granted in the years ended December 31, 2005, 2004 and 2003 were $6.28, $3.30 and $2.18, respectively. The weighted-average estimated fair value of stock options assumed during the years ended December 31, 2005 and 2003 were $12.42 and $6.47 per share, respectively. No stock options were assumed in 2004.

The Company calculated the estimated fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rates	4.0%	1.8%	1.5%
Expected lives (in years)	3.6	2.2	2.6
Dividend yield	0%	0%	0%
Expected volatility	57%	60%	57%

12. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
		(As Restated see note 2)
Numerator:
Net income	$40,644	$31,222	$9,823
Denominator:
Denominator for basic calculation—weighted-average common shares	87,722	80,063	74,300
Weighted-average effect of dilutive securities—stock options	3,135	3,975	4,136
Denominator for diluted calculation	90,857	84,038	78,436
Net income per common share:
Basic	$0.46	$0.39	$0.13
Diluted	$0.45	$0.37	$0.13

The diluted net income per common share computations exclude common stock options which were anti-dilutive as a result of their exercise price being greater than the average market price of the Company’s common stock for the respective years. The number of shares excluded from the diluted net income per common share computation were approximately 416,000, 2,860,000 and 1,658,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

13. Defined Contribution Plans

The Company has various savings plans (the “Savings Plans”) that qualify as defined contribution plans under Section 401(k) of the Internal Revenue Code. Under the Savings Plans, participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Savings Plans. The Savings Plans do not permit investment of participant contributions in the Company’s common stock. Company matching contributions to the Savings Plans are discretionary. Company contributions to the Savings Plans amounted to $395,000, $376,000 and $152,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

14. Related Party Transactions

In connection with the Webclients acquisition completed in June 2005, the Company assumed certain lease obligations with a property management partnership owned in part by management of Webclients who remain employees of the Company. For the year ended December 31, 2005, the Company recorded $222,000 in facilities expense associated with this operating lease agreement. As of December 31, 2005, the Company has an outstanding amount due to this unaffiliated entity of $8,000, which is reflected in accounts payable and accrued expenses.

15. Commitments and Contingencies

Leases

Future minimum lease payments under noncancellable operating and capital leases and related sublease income, with initial lease terms in excess of one year are as follows as of December 31, 2005 (in thousands):

Year Ending December 31:	Operating Lease Commitments	Operating Sublease Income	Capital Leases
2006	$4,796	$(390)	$172
2007	4,242	(399)	—
2008	3,717	(265)	—
2009	3,052	—	—
2010	1,492	—	—
Thereafter	296	—	—
Total minimum lease payments	$17,595	$(1,054)	172
Less amount representing interest			(3)
Present value of minimum lease payments, current portion			$169

Capital leases consist of equipment leases that totaled $708,000 as of December 31, 2005 and 2004. Accumulated amortization for the years ended December 31, 2005 and 2004 amounted to $548,000 and $312,000, respectively. The amortization of assets recorded under capital leases is included within depreciation and amortization expense in the accompanying statements of operations for each of the years in the three-year period ended December 31, 2005.

Operating leases consist primarily of facility leases. Certain of the Company’s operating leases include escalation clauses that adjust rental expense to reflect changes in price indices. The Company records rent expense on a straight-line basis over the lease term.

Total rent expense under operating leases, net of sublease income, was $3.8 million, $2.9 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had the following purchase obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	$1,375	$1,354	$18	$3	$—

Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

Standby letters of credit are maintained pursuant to certain of the Company’s lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases.

Certificates of deposit of $605,000 in connection with certain of these standby letters of credit are included in cash and cash equivalents as of December 31, 2005. Commitments under standby letters of credit as of December 31, 2005 are scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$690	$105	—	$585	—

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Action

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The complaint alleged that through the use of certain online advertising technologies, B&N infringed two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860). On October 6, 2005, the Company and B&N, without acknowledging wrongdoing, entered into a Patent License Agreement with BTG under which the Company, for a fee of $502,000, acquired a perpetual, non-exclusive license to use the BTG technologies for purposes of providing services to B&N. This matter is now concluded.

Parrisch et al v. Fastclick, Inc.

Prior to closing the acquisition of Fastclick, its former directors and the Company were named as defendants in a putative class action complaint filed on August 17, 2005 in the Court of Chancery, County of New Castle, State of Delaware by Walter Parrisch, on behalf of himself and the other Fastclick stockholders. The complaint alleged, among other things, that the offer and merger would be a breach of fiduciary duty and that the indicated exchange ratio was unfair to the stockholders of Fastclick. The complaint sought, among other things, injunctive relief against consummation of the offer and merger, damages in an unspecified amount and rescission in the event the offer and merger occurs. The Company believes the claims are without merit.  This complaint was dismissed without prejudice in March 2006.

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

16. Restructuring and Lease Exit Charges

In the second quarter of 2002 and in the fourth quarter of 2001, the Company recorded restructuring charges of $2.3 million and $515,000, respectively. These restructuring charges were the result of certain personnel redundancies and consolidation of certain leased facilities, for which the Company was committed to pay through 2010. The Company relocated back to a previously vacated leased facility in November 2004. When this relocation decision was reached during the second quarter of 2004, the Company reversed $1,003,000 of the related restructuring allowance originally established. As part of the preparation of the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2005, the Company reassessed the status of this leased facility and decided not to exercise a lease buyout provision that would have allowed the Company to terminate the lease. As a result, the Company reversed the remaining restructuring allowance of $588,000 and recorded a corresponding benefit which is reflected in Restructuring benefit, net in the consolidated statement of operations for the year ended December 31, 2005.

During 2005, the Company relocated to new principal corporate facilities and vacated several premises that the Company had been occupying under operating leases with varying remaining lease terms. The Company recorded a lease exit charge of $515,000 equal to the future lease payments it will continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income. The total lease exit charge associated with vacating these leased premises has been recorded in Restructuring benefit, net in the consolidated statement of operations for the year ended December 31, 2005. The following table reflects activity in the lease exit charge accrual during the years ended December 31, 2005, 2004 and 2003 (in thousands):

Lease Exit Costs
Accrual at December 31, 2002	$2,352
Cash payments	(438)
Accrual at December 31, 2003	1,914
Cash payments	(323)
Restructuring reserve reversal	(1,003)
Accrual at December 31, 2004	588
Costs incurred	515
Restructuring allowance reversals	(588)
Cash payments, net	(483)
Accrual at December 31, 2005	$32

The restructuring accrual of $32,000 as of December 31, 2005 is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

17. Segments and Geographic Information

ValueClick derives its revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology. Media

segment revenue includes sales of certain affiliate marketing services of approximately $13.3 million, $8.3 million and $1.2 million, and technology services of approximately $4.4 million, $5.0 million and $3.1 million, made by Media operations outside the United States, for the years ended 2005, 2004 and 2003, respectively.

In years prior to 2005, management utilized gross profit as the operating measure for assessing the performance of each business segment. Further, in years prior to 2005, management allocated corporate expenses to each segment utilizing a quantitative allocation methodology. As a result of the acquisitions of Fastclick, Webclients and E-Babylon in the period from June 2005 through September 2005 as described in note 4, management now utilizes an internal management reporting process that places more emphasis on income from operations before stock-based compensation, amortization of intangible assets, restructuring benefit, net, and corporate expenses for making business and financial decisions and allocating resources. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit and legal; insurance; and other corporate expenses. Income from operations by segment, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets, restructuring benefit, net, and corporate expenses. All prior periods have been adjusted for the new presentation.

Revenue, income from operations and total assets, by segment, are as follows (in thousands):

	Revenue			Segment Income from Operations			Total Assets
	2005	2004	2003	2005	2004	2003	2005	2004
Media	$210,581	$93,317	$45,761	$44,232	$15,953	$4,534	$547,233	$251,733
Affiliate Marketing	77,479	59,995	24,302	42,408	26,097	5,642	153,259	116,219
Technology	24,229	22,233	23,559	7,968	6,131	6,434	20,369	16,762
Inter-segment revenue	(8,282)	(6,367)	(1,106)	—	—	—	—	—
Total	$304,007	$169,178	$92,516	$94,608	$48,181	$16,610	$720,861	$384,714

A reconciliation of segment income from operations, which excludes stock-based compensation, amortization of intangible assets, restructuring benefit, net, and corporate expenses to consolidated income from operations is as follows for each period:

	Segment Income from Operations
	2005	2004	2003
Segment income from operations	$94,608	$48,181	$16,610
Corporate expenses	(16,103)	(8,824)	(7,483)
Stock-based compensation	(2,022)	(739)	(352)
Amortization of intangible assets	(12,179)	(4,111)	(1,570)
Restructuring benefit, net	73	1,003	—
Consolidated income from operations	$64,377	$35,510	$7,205

Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing and Technology segments was approximately $3.0 million, $2.3 million and $1.8 million, respectively, for the year ended December 31, 2005; approximately $1.7 million, $3.3 million and $1.2 million, respectively, for the year ended December 31, 2004; and approximately $1.5 million, $2.5 million and $1.9 million, respectively, for the year ended December 31, 2003.

The Company’s operations are domiciled in the United States with operations in Europe through its wholly-owned subsidiaries, ValueClick Europe, ValueClick France, ValueClick Germany, and Pricerunner AB. Prior to March 26, 2004, the Company had operations in Japan through its majority-owned subsidiary,

ValueClick Japan. The Company sold its equity interest of approximately 59% in ValueClick Japan on March 26, 2004 and the operating results of ValueClick Japan are included in the Company’s operating results through March 31, 2004. The results of operations of ValueClick Japan for the period from March 26, 2004 through March 31, 2004 were not significant. Revenue is attributed to individual countries based upon the country in which the customer is located. Geographic long-lived assets exclude deferred tax assets and other assets.

The Company’s geographic information was as follows (in thousands):

	Year Ended December 31, 2005
	Revenue	Income from Operations	Long-lived Assets at December 31, 2005
United States	$263,168	$59,463	$365,761
Europe	49,121	4,914	27,208
Intercompany eliminations	(8,282)	—	—
Total	$304,007	$64,377	$392,969

	Year Ended December 31, 2004
	Revenue	Income (Loss) from Operations	Long-lived Assets at December 31, 2004
United States	$142,370	$32,131	$57,888
Japan	1,806	(525)	—
Europe	31,369	3,904	28,555
Intercompany eliminations	(6,367)	—	—
Total	$169,178	$35,510	$86,443

	Year Ended December 31, 2003
	Revenue	Income (Loss) from Operations	Long-lived Assets at December 31, 2003
United States	$72,888	$7,779	$74,402
Japan	7,574	(264)	1,349
Europe	13,160	(310)	157
Intercompany eliminations	(1,106)	—	—
Total	$92,516	$7,205	$75,908

SCHEDULE II

VALUECLICK, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged To Expense	Other Adjustments(1)	Deductions	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended December 31, 2005	$2,973	$2,164	$1,031	$(1,476)	$4,692
Year ended December 31, 2004	$2,060	$1,308	$183	$(578)	$2,973
Year ended December 31, 2003	$1,892	$1,213	$206	$(1,251)	$2,060

(1)          Other adjustments represent increases in the allowance for doubtful accounts receivable from acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 31st day of March, 2006.

VALUECLICK, INC.
By:	/s/ JAMES ZARLEY
James Zarley
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint each of James R. Zarley and Scott H. Ray their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES R. ZARLEY	Chairman of the Board of Directors,	March 31, 2006
James R. Zarley	Chief Executive Officer and President (Principal Executive Officer)
/s/ SCOTT H. RAY	Chief Financial Officer	March 31, 2006
Scott H. Ray	(Principal Financial and Accounting Officer)
/s/ DAVID S. BUZBY	Director	March 31, 2006
David S. Buzby
/s/ MARTIN T. HART	Director	March 31, 2006
Martin T. Hart
/s/ JEFFREY F. RAYPORT	Director	March 31, 2006
Jeffrey F. Rayport
/s/ TOM A. VADNAIS	Director	March 31, 2006
Tom A. Vadnais