Form 10-Q/A
period 2005-03-31
VALUECLICK INC/CA
filed 2006-04-21
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2005 is being filed to reflect the restatement of our condensed consolidated financial statements to correct an error related to our provision for income taxes, as discussed in note 2 “Restatement of Previously Issued Financial Statements” to our quarterly condensed consolidated financial statements included in Part I - Item 1 of this Form 10-Q/A.

This Form 10-Q/A amends and restates the previously filed Form 10-Q to: (i) amend Items 1 and 2 of Part I to reflect the restatement; (ii) amend Item 4 of Part I to reflect our revised evaluation of our disclosure controls and procedures as of March 31, 2005; and, (iii) amend Item 6 of Part II to include as exhibits, pursuant to the rules of the SEC, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached as Exhibits 31.1, 31.2 and 32.1 to this
Form 10-Q/A. No attempt has been made in this Form 10-Q/A to reflect events occurring after the filing of the previously filed Form 10-Q. Among other things, forward-looking statements and risk disclosures made in the previously filed Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the previously filed Form 10-Q (other than the restatement), and such forward-looking statements and risk disclosures should be read in their historical context.

VALUECLICK, INC.

INDEX TO FORM 10-Q/A FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets (as restated) (unaudited) as of March 31, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three-month Periods Ended March 31, 2005 and 2004 (as restated)
Condensed Consolidated Statements of Cash Flows (as restated) (unaudited) for the Three-month Periods Ended March 31, 2005 and 2004
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
	(Unaudited)
	(As Restated see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,774	$28,295
Marketable securities, at fair value	193,095	214,288
Accounts receivable, net	31,510	32,036
Inventories	284	435
Prepaid expenses and other current assets	1,829	2,163
Deferred tax assets	5,149	5,196
Total current assets	272,641	282,413
Marketable securities, at fair value	22,720	—
Property and equipment, net	9,122	8,571
Goodwill	52,661	52,224
Intangible assets, net	24,410	25,648
Deferred tax assets, less current portion	14,672	14,793
Other assets	1,025	1,065
TOTAL ASSETS	$397,251	$384,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,485	$38,288
Income taxes payable	518	964
Deferred revenue	1,143	1,498
Capital lease obligations	242	239
Total current liabilities	38,388	40,989
Capital lease obligations, less current portion	107	169
Income taxes payable, less current portion	12,926	10,432
Deferred tax liabilities	2,865	2,865
Other non-current liabilities	1,394	1,498
Total liabilities	55,680	55,953

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 82,814,786 and 82,032,522 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	83	82
Additional paid-in capital	366,955	361,662
Deferred stock-based compensation	(167)	(221)
Accumulated deficit	(24,478)	(33,161)
Accumulated other comprehensive (loss) income	(822)	399
Total stockholders’ equity	341,571	328,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,251	$384,714

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three-month Period Ended March 31,
	2005	2004
	(Unaudited)
		(As Restated see note 2)

Revenue	$51,414	$36,709
Cost of revenue	13,305	11,129
Gross profit	38,109	25,580
Operating expenses:
Sales and marketing (excludes stock-based compensation of $25 and $77 for 2005 and 2004, respectively)	11,323	7,445
General and administrative (excludes stock-based compensation of $17 and $122 for 2005 and 2004, respectively)	8,536	6,651
Technology (excludes stock-based compensation of $12 and $39 for 2005 and 2004, respectively)	4,403	4,076
Stock-based compensation	54	238
Amortization of intangible assets	1,237	864
Restructuring benefit, net	(202)	—
Total operating expenses	25,351	19,274
Income from operations	12,758	6,306
Gain on sale of equity interest in Japan subsidiary	—	8,007
Interest income, net	1,360	696
Income before income taxes and minority interest	14,118	15,009
Provision for income taxes	5,435	5,735
Income before minority interest	8,683	9,274
Minority share of loss of Japan subsidiary	—	130
Net income	$8,683	$9,404

Other comprehensive income:
Foreign currency translation	(623)	(81)
Change in market value of marketable securities, net of tax	(598)	154
Comprehensive income	$7,462	$9,477

Net income per common share:
Basic	$0.11	$0.12
Diluted	$0.10	$0.11

Weighted-average shares used to calculate net income per common share:
Basic	82,300	78,412
Diluted	85,254	83,920

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three-month Period Ended March 31,
	2005	2004
	(Unaudited)
	(As Restated see note 2)
Cash flows from operating activities:
Net income	$8,683	$9,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,772	2,428
Restructuring benefit, net	(202)	—
Provision for (benefit from) doubtful accounts receivable	(47)	425
Stock-based compensation	54	238
Minority share of loss of Japan subsidiary	—	(130)
Provision for (benefit from) deferred taxes	172	(717)
Tax benefit from stock option exercises	2,453	4,296
Gain on sale of equity interest in Japan subsidiary	—	(8,007)
Changes in operating assets and liabilities, net of the effects of disposition of Japan subsidiary	953	2,315
Net cash provided by operating activities	14,838	10,252

Cash flows from investing activities:
Purchases of marketable securities	(44,378)	(61,569)
Proceeds from the maturity and sale of marketable securities	42,253	27,454
Proceeds from sale of equity interest in Japan subsidiary, net	—	2,351
Purchases of property and equipment	(2,117)	(1,999)
Cash used in business combinations	(1,000)	—
Net cash used in investing activities	(5,242)	(33,763)

Cash flows from financing activities:
Proceeds from the exercises of common stock options	3,338	2,861
Repayments of capital lease obligations	(59)	(63)
Net cash provided by financing activities	3,279	2,798
Effect of foreign currency translations	(396)	477
Net increase (decrease) in cash and cash equivalents	$12,479	$(20,236)

Cash and cash equivalents, beginning of period	28,295	36,642
Cash and cash equivalents, end of period	$40,774	$16,406

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      THE COMPANY AND BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments (except for the adjustments to restate these condensed consolidated financial statements discussed in note 2), that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick, Inc.’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006.

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

MEDIA —ValueClick’s Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness for their products or brands, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, and Pricerunner AB, completed in August 2004.

The Company offers advertisers and advertising agencies a range of online media solutions in the categories of display/Web advertising, lead generation marketing, email marketing, and search marketing. The Company has aggregated thousands of online publishers to provide advertisers and advertising agencies with access to one of the largest and most reputable online advertising networks. The Company also sells a limited number of consumer products directly to end-user customers through. With the addition of Pricerunner AB in August 2004, the Company expanded its suite of performance-based online marketing solutions into the area of comparison shopping.

The Company’s Media services are sold on a variety of pricing models, including cost-per-thousand-impression (“CPM”), cost-per-click (“CPC”), cost-per-lead (“CPL”), and cost-per-action (“CPA”).

AFFILIATE MARKETING —ValueClick’s Affiliate Marketing segment operates through its wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003. In March 2004, the Company integrated Be Free and Commission Junction and began marketing its affiliate marketing offerings under the Commission Junction brand name.

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

2.                                      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004, the Company determined that it should not have recognized the tax benefit of certain acquired net operating losses (“acquired NOLs”) in its condensed consolidated financial statements for these periods because of uncertainty as to whether the Company’s tax treatment of the acquired NOLs would be upheld under examination by the relevant tax authorities.  As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. The restatement does not impact the previously reported condensed consolidated statement of operations and comprehensive income for the three-month period ended March 31, 2005 or the previously reported net cash flows from operating, investing or financing activities.

A summary of the significant effects of the restatement on the condensed consolidated financial statements is provided below.

	For the three-month period ended March 31, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data )
Condensed Consolidated Statement of Operations and Comprehensive Income

Provision for income taxes	$1,691	$4,044	$5,735
Income before minority interest	$13,318	$(4,044)	$9,274
Net income	$13,448	$(4,044)	$9,404
Comprehensive income	$13,521	$(4,044)	$9,477

Basic net income per common share	$0.17	$(0.05)	$0.12
Diluted net income per common share	$0.16	$(0.05)	$0.11

Condensed Consolidated Balance Sheets

	As of March 31, 2005
	As Previously Reported	Adjustments	As Restated
		(in thousands)

Deferred tax assets	$5,245	$(96)	$5,149
Total current assets	$272,737	$(96)	$272,641
Goodwill	$51,321	$1,340	$52,661
Deferred tax assets, less current portion	$59,134	$(44,462)	$14,672
Total assets	$440,469	$(43,218)	$397,251
Income taxes payable, less current portion	$—	$12,926	$12,926
Total liabilities	$42,754	$12,926	$55,680
Additional paid-in capital	$366,434	$521	$366,955
Retained earnings (accumulated deficit)	$32,187	$(56,665)	$(24,478)
Total stockholders’ equity	$397,715	$(56,144)	$341,571

	As of December 31, 2004
	As Previously Reported	Adjustments	As Restated
		(in thousands)

Deferred tax assets	$5,411	$(215)	$5,196
Total current assets	$282,628	$(215)	$282,413
Goodwill	$50,884	$1,340	$52,224
Deferred tax assets, less current portion	$61,630	$(46,837)	$14,793
Total assets	$430,426	$(45,712)	$384,714
Income taxes payable, less current portion	$—	$10,432	$10,432
Total liabilities	$45,521	$10,432	$55,953
Additional paid-in capital	$361,141	$521	$361,662
Retained earnings (accumulated deficit)	$23,504	$(56,665)	$(33,161)
Total stockholders’ equity	$384,905	$(56,144)	$328,761

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

The adoption of the SFAS No. 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the fair value and number of share-based payments granted in the future, as well as the structure of future option grants. However, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS No. 123 as described in note 4. SFAS No. 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption if the benefit of such tax deductions exceed the recognized compensation expense.

4.                                      STOCK COMPENSATION

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

	Three-month Period Ended March 31,
	2005	2004
	(in thousands, except per share data)
		(As Restated see note 2)
Net income, as reported	$8,683	$9,404
Add:
Stock-based employee compensation included in reported net income	54	238
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(654)	(1,031)
Pro-forma net income	$8,083	$8,611

Net income per common share:
Basic—as reported	$0.11	$0.12
Diluted—as reported	$0.10	$0.11
Basic—pro-forma	$0.10	$0.11
Diluted—pro-forma	$0.09	$0.10

5.                                      RECENT BUSINESS COMBINATION AND DIVESTITURE

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

Sale of ValueClick Japan.  On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. The Company received net cash proceeds of $2.4 million. In addition, the Company will continue to provide services to this entity, including licensing of technology and technical support under a cancelable support agreement, for specified fees. This transaction resulted in a gain on sale of approximately $8.0 million. The sale did not qualify as a discontinued operation given the significance of the Company’s technology support agreement on this entity’s continuing operations. The operating results of ValueClick Japan are included in the Company’s operating results through March 31, 2004. The results of operations of ValueClick Japan for the period from March 26, 2004 through March 31, 2004 were not significant.

Pro-forma Results of Operations. The historical operating results of Pricerunner prior to its acquisition date have not been included in the Company’s historical condensed consolidated operating results. Pro-forma data for the three-month period ended March 31, 2004 as if this acquisition had been effective as of January 1, 2004, and excluding the results of the Company’s equity investment in ValueClick Japan as if the sale had been effective as of January 1, 2004, is as follows (in thousands, except per share data):

	Three-month Period Ended March 31,
	2005	2004
	(actual as reported)	(pro-forma) (As Restated see note 2)

Revenue	$51,414	$36,732
Net income	$8,683	$1,496
Basic net income per common share	$0.11	$0.02
Diluted net income per common share	$0.10	$0.02

6.                                      GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment and reporting unit for the three months ended March 31, 2005 were as follows (in thousands):

	Balance at December 31, 2004	Goodwill Adjustment	Balance at March 31, 2005
	(As Restated see Note 2)		(As Restated see Note 2)
Reportable Segments and Reporting Units:
Affiliate Marketing	$24,551	$(500)	$24,051
Technology	—	—	—
Media:
U.S. domestic media business	2,812	—	2,812
Europe media business	14,625	—	14,625
Hi-Speed Media	10,236	937	11,173
Total	$52,224	$437	$52,661

For the quarter ended March 31, 2005, the increase in goodwill was primarily due to purchase price additions of $937,000 for Hi-Speed Media as a result of contingent cash consideration earned for the quarter ended March 31, 2005 and a reduction of $500,000 for Commission Junction relating to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition. No portion of goodwill as of March 31, 2005 and December 31, 2004 is tax deductible.

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

7.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $2.7 million and $3.0 million at March 31, 2005 and December 31, 2004, respectively.

8.                                      PROPERTY AND EQUIPMENT

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

9.                                      MARKETABLE SECURITIES

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

Legal Action

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The case is pending before the United States District Court, District of Delaware. The complaint alleges that through the use of certain online advertising technologies, B&N infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that it has been named in the patent infringement suit as a result of B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N and is providing legal counsel while fully reserving its legal rights. Moreover, the Company disputes the allegations of wrongdoing in the complaint and intends to defend itself and B&N vigorously in this matter. The Company believes that a contingent loss in this matter is reasonably possible. However, due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company’s consolidated financial statements as of March 31, 2005 or December 31, 2004 related to this matter.

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

Lease Exit Charge Accrual

Accrual at December 31, 2004	$588
Lease exit charges	386
Restructuring allowance reversals	(588)
Accrual at March 31, 2005	$386

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

13.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2005	2004
		(As Restated see note 2)

Net income	$8,683	$9,404

Weighted-average common shares outstanding - basic	82,300	78,412
Dilutive effect of stock options	2,954	5,508
Number of shares used to compute net income per common share - diluted	85,254	83,920

Net income per common share:
Basic	$0.11	$0.12
Diluted	$0.10	$0.11

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

The Company’s geographic information is as follows (in thousands):

	Three-month Period Ended March 31, 2005
	Revenue	Income (Loss) from Operations

United States	$42,241	$11,376
Europe	11,592	1,382
Intercompany eliminations	(2,419)	—
Total	$51,414	$12,758

	Three-month Period Ended March 31, 2004
	Revenue	Income (Loss) from Operations

United States	$30,364	$5,651
Japan	1,806	(526)
Europe	5,878	1,181
Intercompany eliminations	(1,339)	—
Total	$36,709	$6,306

For the three-month periods ended March 31, 2005 and 2004, no customer comprised more than 10% of total revenue. At March 31, 2005 and December 31, 2004, no customer comprised more than 10% of accounts receivable.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q/A and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q/A is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this amended quarterly report on Form 10-Q/A, and gives effect to the restatement of our condensed consolidated financial statements as discussed in note 2 “Restatement of Previously Issued Financial Statements” to the condensed consolidated financial statements.

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

On March 26, 2004, we sold our 59% equity interest in ValueClick Japan and recorded a one-time gain from the sale of $8.0 million.  The results of operations for ValueClick Japan, including this one-time gain, are included in our consolidated results of operations through the date of its divestiture.  On August 6, 2004, we completed the acquisition of Pricerunner AB (“Pricerunner”).  The results of operations of Pricerunner are included in our consolidated results of operations subsequent to its acquisition.  Note 5 to our condensed consolidated financial statements included in this Form 10-Q/A provides the pro-forma revenue, net income, and basic and diluted net income per common share for the three-month period ended March 31, 2004 as if these transactions occurred as of January 1, 2004.

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

Our affiliate marketing business includes technology and services that enable advertisers to manage, track and analyze a variety of online marketing programs. Specifically, our affiliate marketing services enable our advertiser clients to: build relationships with affiliate partners; manage the offers they make available to their affiliate partners; track the online traffic, leads and sales that these offers drive to the advertiser’s website; analyze the effectiveness of the offers and affiliate partners; and track the commissions due to their affiliate partners.We do not use any form of SPAM or Spyware and we have policies to prohibit abusive Internet behavior, including the use of SPAM and Spyware, by our publisher partners.

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

Income Tax Expense.  For the three-month period ended March 31, 2005, we recorded an income tax expense of $5.4 million compared to $5.7 million for the same period in 2004. The effective tax rate for the three-month period ended March 31, 2005 of 38.5% was consistent with the effective tax rate of 38.2% in the same period of the prior year.

Minority Share of Loss of Japan Subsidiary. Minority share of loss of ValueClick Japan was $130,000 for the three-month period ended March 31, 2004. Prior to its sale in March 2004, we accounted for our equity interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income generated or losses incurred by ValueClick Japan. On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd.

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At March 31, 2005, our combined cash and cash equivalents and current and non-current marketable securities balances totaled $256.6 million. Net cash provided by operating activities totaled $14.8 million for the three months ended March 31, 2005 compared to $10.3 million in 2004. The increase from 2004 was due primarily to an increase in income from operations of $6.5 million, offset by changes in operating assets and liabilities of $1.4 million.

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

•      Impairment of Goodwill and Intangible Assets.   Our long-lived assets include goodwill and other intangible assets with net balances of $52.7 million and $24.4 million, respectively, as of March 31, 2005. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st and between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2004 and March 31, 2005, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: the U.S. domestic media business (excluding Hi-Speed Media); the Europe media business; and Hi-Speed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include the selection and application of appropriate earnings multiples. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger goodwill impairment. Based on our goodwill impairment testing for the year ended December 31, 2004, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of, and during the quarter ended, March 31, 2005 that would have required us to perform an interim test for impairment on our goodwill or other intangible assets with indefinite lives.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of

2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls over financial reporting.  As discussed in Item 4 of Part I, as a result of our assessment of our internal controls over financial reporting as of December 31, 2004, we determined that we had material weaknesses in our internal controls over financial reporting related to the application of GAAP to our accounting for income taxes. These material weaknesses have subsequently been remediated. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our stock price may decline.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

As discussed in note 2 “Restatement of Previously Issued Financial Statements” to the condensed consolidated financial statements contained in Item 1 “Financial Statements” of this quarterly report on Form 10-Q/A, we restated our quarterly condensed consolidated financial statements to correct an error related to our provision for income taxes. In our annual report on Form 10-K for the year ended December 31, 2004, Company management had concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2004 due to the identification of a material weakness in the operation of controls for evaluating and documenting the assessment of valuation allowances recorded against deferred tax assets (“the previously identified material weakness”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement discussed in note 2, management concluded that an additional material weakness existed as of December 31, 2004 and March 31, 2005 with respect to the evaluation and documentation of deferred tax assets (“the additional material weakness”).

In connection with the preparation of this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective because the additional material weakness existed as of March 31, 2005. Our Chief Executive Officer and Chief Financial Officer concluded, however, that the previously identified material weakness was remediated as of March 31, 2005 and, as described in our annual report on Form 10-K for the year ended December 31, 2005, the additional material weakness was remediated as of December 31, 2005.

(b)                                 Changes in Internal Control over Financial Reporting

During the first quarter of 2005, we implemented the following controls and processes to remediate the previously identified material weakness described above:

(i)             re-evaluated the design effectiveness of our deferred tax processes and adjusted the calculation of our deferred tax balances,

(ii)             filled a newly-created Director of Taxation position to enhance our internal income tax expertise, and

(iii)          engaged an accounting firm (not affiliated with our former or current independent registered public accounting firms) to provide an additional review function with respect to the calculation of our provision for income taxes.

Other than as described above, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 31, 2005 under the heading “Legal Proceedings” for a discussion of litigation involving us.

BTG International Inc. v. Barnesandnoble.com

On September 28, 2004, the Company received a letter from Barnesandnoble.com (“B&N”) requesting that the Company fully indemnify B&N for the costs and expenses associated with a lawsuit for patent infringement filed by BTG International, Inc. (“BTG”) against B&N and other defendants. The case is pending before the United States District Court, District of Delaware. The complaint alleges that through the use of certain online advertising technologies, B&N infringes two patents obtained by BTG purporting to cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860) and seeks injunctive relief, monetary damages in an amount no less than a reasonable royalty, treble damages for alleged willful infringement, prejudgment interest, costs, and attorneys’ fees. B&N’s request for indemnification stems from standard mutual indemnification language included in a services agreement between B&N and ValueClick’s wholly-owned subsidiary, Be Free, Inc. B&N alleges that it has been named in the patent infringement suit as a result of B&N’s use of Be Free’s technology. The Company has agreed to indemnify B&N and is providing legal counsel while fully reserving its legal rights. Moreover, we dispute the allegations of wrongdoing in the complaint and intend to defend ourselves and B&N vigorously in this matter. We believe that a contingent loss in this matter is reasonably possible. However, due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company’s consolidated financial statements as of March 31, 2005 or December 31, 2004 related to this matter.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)                                  Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 21, 2006

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 21, 2006

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 21, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC.
(Registrant)

	By:	/s/ SCOTT H. RAY
Scott H. Ray
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: April 21, 2006