Form 10-Q/A
period 2005-06-30
VALUECLICK INC/CA
filed 2006-04-21
CIK 1080034

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2005 is being filed to reflect the restatement of our condensed consolidated financial statements to correct an error related to our provision for income taxes, as discussed in note 2 “Restatement of Previously Issued Financial Statements” to our quarterly condensed consolidated financial statements included in Part I – Item 1 of this Form 10-Q/A.

This Form 10-Q/A amends and restates the previously filed Form 10-Q to: (i) amend Items 1 and 2 of Part I to reflect the restatement; (ii) amend Item 4 of Part I to reflect our revised evaluation of our disclosure controls and procedures as of June 30, 2005; and, (iii) amend Item 6 of Part II to include as exhibits, pursuant to the rules of the SEC, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q/A. No attempt has been made in this Form 10-Q/A to reflect events occurring after the filing of the previously filed Form 10-Q. Among other things, forward-looking statements and risk disclosures made in the previously filed Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the previously filed Form 10-Q (other than the restatement), and such forward-looking statements and risk disclosures should be read in their historical context.

VALUECLICK, INC.

INDEX TO FORM 10-Q/A FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets (as restated) (unaudited) as of June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income (as restated) (unaudited) for the Three-month Periods Ended June 30, 2005 and 2004
Condensed Consolidated Statements of Operations and Comprehensive Income (as restated) (unaudited) for the Six-month Periods Ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (as restated) (unaudited) for the Six-month Periods Ended June 30, 2005 and 2004
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
	(Unaudited)
	(As Restated see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,301	$28,295
Marketable securities, at fair value	92,325	214,288
Pledged marketable securities, at fair value	94,200	—
Accounts receivable, net	43,231	32,036
Inventories	1,595	435
Prepaid expenses and other current assets	3,236	2,163
Deferred tax assets	6,132	5,196
Total current assets	275,020	282,413
Property and equipment, net	13,811	8,571
Goodwill	173,277	52,224
Intangible assets, net	59,862	25,648
Deferred tax assets, less current portion	4,985	14,793
Other assets	1,065	1,065
TOTAL ASSETS	$528,020	$384,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$50,162	$38,288
Income taxes payable	3,234	964
Deferred revenue	1,092	1,498
Short-term debt	91,685	—
Capital lease obligations	238	239
Total current liabilities	146,411	40,989
Income taxes payable, less current portion	14,929	10,432
Capital lease obligations, less current portion	52	169
Deferred tax liabilities	2,865	2,865
Other non-current liabilities	1,235	1,498
Total liabilities	165,492	55,953

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 84,081,149 and 82,032,522 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	85	82
Additional paid-in capital	384,705	361,662
Deferred stock-based compensation	(178)	(221)
Accumulated deficit	(20,769)	(33,161)
Accumulated other comprehensive (loss) income	(1,315)	399
Total stockholders’ equity	362,528	328,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$528,020	$384,714

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three-month Period Ended June 30,
	2005	2004
	(Unaudited)
	(As Restated see note 2)

Revenue	$54,572	$34,606
Cost of revenue	13,768	11,416
Gross profit	40,804	23,190
Operating expenses:
Sales and marketing (excludes stock-based compensation of $20 and $56 for 2005 and 2004, respectively)	15,044	7,198
General and administrative (excludes stock-based compensation of $17 and $89 for 2005 and 2004, respectively)	8,683	5,931
Technology (excludes stock-based compensation of $8 and $29 for 2005 and 2004, respectively)	4,678	4,168
Stock-based compensation	45	174
Amortization of intangible assets	1,448	864
Restructuring expense (benefit), net	206	(1,003)
Total operating expenses	30,104	17,332

Income from operations	10,700	5,858
Interest income, net	1,420	843
Income before income taxes	12,120	6,701
Provision for income taxes	5,353	2,561
Net income	$6,767	$4,140

Other comprehensive income:
Foreign currency translation	(1,503)	218
Change in market value of marketable securities, net of tax	1,010	(1,026)
Comprehensive income	$6,274	$3,332

Net income per common share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Weighted-average shares used to calculate net income per common share:
Basic	82,641	79,459
Diluted	84,930	83,816

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Six-month Period Ended June 30,
	2005	2004
	(Unaudited)
	(As Restated see note 2)

Revenue	$105,986	$71,315
Cost of revenue	27,073	22,545
Gross profit	78,913	48,770
Operating expenses:
Sales and marketing (excludes stock-based compensation of $45 and $133 for 2005 and 2004, respectively)	26,367	14,643
General and administrative (excludes stock-based compensation of $34 and $211 for 2005 and 2004, respectively)	17,219	12,582
Technology (excludes stock-based compensation of $20 and $68 for 2005 and 2004, respectively)	9,081	8,244
Stock-based compensation	99	412
Amortization of intangible assets	2,685	1,728
Restructuring expense (benefit), net	4	(1,003)
Total operating expenses	55,455	36,606

Income from operations	23,458	12,164
Gain on sale of equity interest in Japan subsidiary	—	8,007
Interest income, net	2,780	1,539
Income before income taxes and minority interest	26,238	21,710
Provision for income taxes	10,788	8,296
Income before minority interest	15,450	13,414
Minority share of loss of Japan subsidiary	—	130
Net income	$15,450	$13,544

Other comprehensive income:
Foreign currency translation	(2,126)	137
Change in market value of marketable securities, net of tax	412	(872)
Comprehensive income	$13,736	$12,809

Net income per common share:
Basic	$0.19	$0.17
Diluted	$0.18	$0.16

Weighted-average shares used to calculate net income per common share:
Basic	82,471	78,935
Diluted	85,091	83,566

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six-month Period Ended June 30,
	2005	2004
	(Unaudited)
	(As Restated see note 2)
Cash flows from operating activities:
Net income	$15,450	$13,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,748	4,822
Tax benefit from stock option exercises	2,550	6,799
Provision for doubtful accounts receivable	314	370
Stock-based compensation	99	412
Minority share of loss of Japan subsidiary	—	(130)
Benefit from deferred taxes	(101)	(1,252)
Restructuring expense (benefit), net	4	(1,003)
Gain on sale of equity interest in Japan subsidiary	—	(8,007)
Changes in operating assets and liabilities, net of the effects of acquisitions and disposition	6,859	2,933
Net cash provided by operating activities	30,923	18,488

Cash flows from investing activities:
Purchase of marketable debt securities	(118,511)	(89,049)
Proceeds from the sale and maturity of marketable debt securities	146,686	54,143
Proceeds from sale of equity interest in Japan subsidiary, net	—	2,351
Purchases of property and equipment	(3,740)	(3,356)
Cash used in business combinations, net of cash acquired	(137,249)	—
Net cash used in investing activities	(112,814)	(35,911)

Cash flows from financing activities:
Purchase of treasury stock	(5,657)	—
Proceeds from the exercises of common stock options	3,602	6,017
Proceeds from short-term debt	91,685	—
Repayments of capital lease obligations	(118)	(238)
Net cash provided by financing activities	89,512	5,779
Effect of foreign currency translations	(1,615)	693
Net increase (decrease) in cash and cash equivalents	6,006	(10,951)

Cash and cash equivalents, beginning of period	28,295	36,642
Cash and cash equivalents, end of period	$34,301	$25,691

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

2.                                      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of June 30, 2005 and for the three- and six-month periods ended June 30, 2005 and 2004, the Company determined that it should not have recognized the tax benefit of certain acquired net operating losses (“acquired NOLs”) in its condensed consolidated financial statements for these periods because of uncertainty as to whether the Company’s tax treatment of the acquired NOLs would be upheld under examination by the relevant tax authorities.  As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. The restatement does not impact the previously reported net cash flows from operating, investing or financing activities.

A summary of the significant effects of the restatement on the condensed consolidated financial statements is provided below.

Condensed Consolidated Statements of Operations and Comprehensive Income

	For the three-month period ended June 30,
	2005			2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)

Provision for income taxes	$4,030	$1,323	$5,353	$1,187	$1,374	$2,561
Net income	$8,090	$(1,323)	$6,767	$5,514	$(1,374)	$4,140
Comprehensive income	$7,597	$(1,323)	$6,274	$4,706	$(1,374)	$3,332

Basic net income per common share	$0.10	$(0.02)	$0.08	$0.07	$(0.02)	$0.05
Diluted net income per common share	$0.10	$(0.02)	$0.08	$0.07	$(0.02)	$0.05

	For the six-month period ended June 30,
	2005			2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)

Provision for income taxes	$9,465	$1,323	$10,788	$2,878	$5,418	$8,296
Income before minority interest	$16,773	$(1,323)	$15,450	$18,832	$(5,418)	$13,414
Net income	$16,773	$(1,323)	$15,450	$18,962	$(5,418)	$13,544
Comprehensive income	$15,059	$(1,323)	$13,736	$18,227	$(5,418)	$12,809

Basic net income per common share	$0.20	$(0.01)	$0.19	$0.24	$(0.07)	$0.17
Diluted net income per common share	$0.20	$(0.02)	$0.18	$0.23	$(0.07)	$0.16

Condensed Consolidated Balance Sheets

	As of June 30, 2005
	As Previously Reported	Adjustments	As Restated
	(in thousands)

Deferred tax assets	$6,101	$31	$6,132
Total current assets	$274,989	$31	$275,020
Goodwill	$171,937	$1,340	$173,277
Deferred tax assets, less current portion	$48,894	$(43,909)	$4,985
Total assets	$570,558	$(42,538)	$528,020
Income taxes payable, less current portion	$—	$14,929	$14,929
Total liabilities	$150,563	$14,929	$165,492
Additional paid-in capital (1)	$381,126	$3,579	$384,705
Retained earnings (accumulated deficit) (1)	$40,277	$(61,046)	$(20,769)
Total stockholders’ equity	$419,995	$(57,467)	$362,528

	As of December 31, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Deferred tax assets	$5,411	$(215)	$5,196
Total current assets	$282,628	$(215)	$282,413
Goodwill	$50,884	$1,340	$52,224
Deferred tax assets, less current portion	$61,630	$(46,837)	$14,793
Total assets	$430,426	$(45,712)	$384,714
Income taxes payable, less current portion	$—	$10,432	$10,432
Total liabilities	$45,521	$10,432	$55,953
Additional paid-in capital	$361,141	$521	$361,662
Retained earnings (accumulated deficit)	$23,504	$(56,665)	$(33,161)
Total stockholders’ equity	$384,905	$(56,144)	$328,761

(1)             In addition to the adjustments related to the correction of the income tax error, the Company also made an adjustment to increase additional paid-in capital and increase the accumulated deficit by approximately $3.1 million relating to the retirement of treasury stock during the three-month period ended June 30, 2005.

3.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

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

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
	| - - - - - - - - - - - - - - - - - - - - - - - -(As Restated- - - -- - - - - - - - - - - - - - - - - | see note 2)

Net income, as reported	$6,767	$4,140	$15,450	$13,544
Add:
Stock-based compensation included in reported net income	45	174	99	412
Deduct:
Stock-based compensation determined under fair value-based method for all awards, net of related tax effects	(915)	(794)	(1,576)	(1,824)
Pro-forma net income	$5,897	$3,520	$13,973	$12,132

Net income per common share:
Basic—as reported	$0.08	$0.05	$0.19	$0.17
Diluted—as reported	$0.08	$0.05	$0.18	$0.16
Basic—pro-forma	$0.07	$0.04	$0.17	$0.15
Diluted—pro-forma	$0.07	$0.04	$0.16	$0.15

5.                                      RECENT BUSINESS COMBINATION AND DIVESTITURE

Webclients.  On June 24, 2005, the Company completed the acquisition of Webclients, a leading provider of online marketing services including lead generation, opt-in email distribution, and promotional and industry-focused online content.  Webclients’ websites complement ValueClick’s Media, Commission Junction, Hi-Speed Media, Search123, and Pricerunner businesses, and can be leveraged across the Company’s advertiser base.  These factors contributed to a purchase price in excess of the fair value of Webclient’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The Company accounted for the acquisition under the purchase method. The results of Webclients’ operations have not been included in the Company’s consolidated statement of operations for any periods presented.  Such results of operations will be included in the Company’s consolidated statement of operations beginning July 1, 2005.  The results of operations of Webclients from the acquisition date, June 24, 2005, through June 30, 2005 are not significant.  Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Webclients for an aggregate purchase price of approximately $142.5 million, consisting of cash of $122.2 million, approximately 1.8 million shares of ValueClick common stock valued at approximately $18.4 million (based on the average ValueClick common stock price at the public announcement date and the five trading days before and after that date), stock options assumed valued at approximately $1.5 million (valued using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rate of 3.7%; expected life of 3.8 years; dividend yield of 0%; and expected volatility of 57%), and transaction costs of the acquisition of approximately $408,000. The stock portion of the consideration represented approximately 14.0% of the total purchase price.

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

Pro-forma Results of Operations. The historical operating results of Webclients, E-Babylon and Pricerunner have not been included in the Company’s historical condensed consolidated operating results prior to their respective acquisition dates. Pro-forma data for the three- and six-month periods ended June 30, 2005 and 2004 as if these acquisitions had been effective as of the beginning of each year, and excluding the results of ValueClick Japan as if the sale had been effective as of January 1, 2004, is as follows (in thousands, except per share data):

	Three-month Period Ended June 30,
	2005	2004
	(As Restated see note 2 )
Revenue	$77,026	$53,501
Net income	$8,203	$1,168
Basic net income per common share	$0.10	$0.01
Diluted net income per common share	$0.09	$0.01

	Six-month Period Ended June 30,
	2005	2004
	(As Restated see note 2 )
Revenue	$151,579	$105,583
Net income	$18,320	$2,703
Basic net income per common share	$0.22	$0.03
Diluted net income per common share	$0.21	$0.03

Pro-forma results for the three- and six- month periods ended June 30, 2004 include a non-recurring stock compensation charge for Webclients of $4.9 million.  These pro-forma results of operations are not necessarily indicative of future operating results.

6.                                      GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment and reporting unit for the six months ended June 30, 2005 were as follows (in thousands):

	Balance at December 31, 2004	Additions (Reductions)	Balance at June 30, 2005
	(As Restated see note 2)		(As Restated see note 2)
Reportable Segments and Reporting Units:
Affiliate Marketing	$24,551	$(502)	$24,049
Technology	—	—	—
Media:
U.S. domestic media	2,812	119,867	122,679
Europe media	14,625	—	14,625
Hi-Speed Media	10,236	1,688	11,924
Total	$52,224	$121,053	$173,277

For the six months ended June 30, 2005, the net increase in goodwill was due to the acquisitions of Webclients and E-Babylon, Inc. (both included in the U.S. domestic media reporting unit) as discussed in note 5, purchase price additions of $1,688,000 for Hi-Speed Media as a result of contingent cash consideration earned for the six months ended June 30, 2005 and a reduction of $502,000 for Commission Junction (included in the affiliate marketing reporting unit) relating to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition.

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

For the six months ended June 30, 2005, $32.8 million and $4.1 million were added to the intangible asset balances related to the purchases of Webclients and E-Babylon, respectively.  Amortization expense for finite-lived intangible assets was $1.4 million and $864,000 for the three months ended June 30, 2005 and 2004, respectively. The Company recognized amortization expense on finite-lived intangible assets of $2.7 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively. Estimated intangible asset amortization expense for the succeeding five years is as follows (in thousands):

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

9.                                      MARKETABLE SECURITIES AND PLEDGED MARKETABLE SECURITIES

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

Marketable securities and pledged marketable securities at June 30, 2005 have an aggregate cost of $187.2 million and an estimated fair value of $186.5 million. Marketable securities at December 31, 2004 had an aggregate cost and estimated fair value of $215.5 million and $214.3 million, respectively.  As discussed in note 10, marketable securities with an aggregate cost of $94.3 million and an estimated fair value of $94.2 million have been pledged as collateral pursuant to a secured borrowing arrangement with a financial institution.

10.                               SHORT-TERM DEBT

In June 2005, in connection with the closing of the acquisition of Webclients as discussed in note 5, the Company entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a financial institution under which the Company borrowed $91.7 million and pledged securities with an estimated fair value of $94.2 million as collateral.  Under the terms of the Repurchase Agreement, the Company is required to pay interest at the Federal Funds rate plus 30 basis points, 3.55% as of June 30, 2005.  For the quarter ended June 30, 2005, the Company incurred interest expense of approximately $59,000 at an average rate of 3.34%. The repayment term of the amount borrowed under the Repurchase Agreement is open-ended; however, the Company expects to repay the amount borrowed within a twelve-month period.  As such, the obligation under the Repurchase Agreement is classified as a current liability on the Company’s consolidated balance sheet.  Further, the securities pledged as collateral under the Repurchase Agreement are restricted and have been classified as pledged marketable securities on the consolidated balance sheet.

11.                               COMMITMENTS AND CONTINGENCIES

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

12.                               RESTRUCTURING AND LEASE EXIT CHARGES

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

Lease Exit Charge Accrual

Accrual at December 31, 2004	$588
Lease exit charges	592
Restructuring allowance reversals	(588)
Cash payments	(261)
Accrual at June 30, 2005	$331

13.                               STOCKHOLDERS’ EQUITY

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

14.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2005	2004	2005	2004

			(As Restated)
	see note 2

Net income	$6,767	$4,140	$15,450	$13,544

Weighted-average common shares outstanding - basic	82,641	79,459	82,471	78,935
Dilutive effect of stock options	2,289	4,357	2,620	4,631
Number of shares used to compute net income per common share - diluted	84,930	83,816	85,091	83,566

Net income per common share:
Basic	$0.08	$0.05	$0.19	$0.17
Diluted	$0.08	$0.05	$0.18	$0.16

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

Revenue, gross profit and total assets by segment are as follows (in thousands):

	Revenue		Gross Profit		Total Assets
	Three-month Periods Ended June 30,				June 30, 2005	December 31, 2004
	2005	2004	2005	2004
					(As Restated see note 2)

Media	$32,868	$17,376	$20, 016	$8,188	$373,335	$251,733
Affiliate Marketing	17,839	13,063	15,433	10,632	136,847	116,219
Technology	6,224	5,476	4,970	4,232	17,838	16,762
Intercompany eliminations and other	(2,359)	(1,309)	385	138	—	—
Total	$54,572	$34,606	$40,804	$23,190	$528,020	$384,714

	Revenue		Gross Profit
	Six-month Periods Ended June 30,
	2005	2004	2005	2004

Media	$61,801	$35,407	$37,110	$17,252
Affiliate Marketing	36,502	27,492	31,602	22,725
Technology	12,461	11,064	9,816	8,655
Intercompany eliminations and other	(4,778)	(2,648)	385	138
Total	$105,986	$71,315	$78,913	$48,770

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

We acquired Web Marketing Holdings, Inc. (“Webclients”), completed on June 24, 2005, E-Babylon, Inc. (“E-Babylon”), completed on June 13, 2005, and Pricerunner AB (“Pricerunner”), completed on August 6, 2004.  The results of operations of E-Babylon and Pricerunner have been included in our consolidated results of operations beginning June 1, 2005 and August 1, 2004, respectively.  The results of operations of Webclients will be included in our consolidated results of operations beginning July 1, 2005.  On March 26, 2004, we sold our 59% equity interest in ValueClick Japan and recorded a one-time gain from the sale of $8.0 million.  The results of operations for ValueClick Japan, including this one-time gain, are included in our consolidated results of operations through the date of its divestiture.  Note 5 to our condensed consolidated financial statements included in this Form 10-Q/A provides the pro-forma revenue, net income, and basic and diluted net income per common share for the three- and six- month periods ended June 30, 2005 and 2004 as if these transactions occurred as of January 1, 2004.

We derive our revenue from three reportable business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA—Our Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, Hi-Speed Media, completed in December 2003, Pricerunner, completed in August 2004, Webclients, completed in June 2005, and E-Babylon, completed in June 2005.

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

Media segment revenue increased 89.2% to $32.9 million for the three-month period ended June 30, 2005 compared to $17.4 million for the same period in 2004. The increase of $15.5 million in Media segment revenue was attributable to the acquisitions of Pricerunner in August 2004 and E-Babylon in June 2005, accounting for $5.5 million of the increase, and the remaining increase was due to organic growth in both our U.S. and European media operations.  The operating results of Webclients, acquired at the end of June 2005, have not been included in the results of operations for the three months ended June 30, 2005.  With the acquisition of Webclients, the acquisition of E-Babylon and the overall growth in online marketing, we expect our Media segment revenue to continue to increase.

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

Cost of revenue for the Media segment increased $3.7 million to $12.9 million for the three-month period ended June 30, 2005 compared to $9.2 million for the same period in 2004. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross profit margin of 60.9% for the three-month period ended June 30, 2005 compared to 47.1% for the same period in 2004 reflects a greater mix of higher-margin e-commerce and online comparison-shopping revenue in the second quarter of 2005.  However, Webclients, acquired in late June 2005, generates a lower overall gross profit margin than the Company’s historical gross profit margin.  As such, the inclusion of the operating results of Webclients, effective July 1, 2005, is expected to result in a decrease in the Media segment gross profit margin.

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

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing, network development and related support teams, internet traffic acquisition costs, sales commissions, travel, advertising, trade shows, and marketing materials. Sales and marketing expenses for the three-month period ended June 30, 2005 were $15.0 million compared to $7.2 million for the same period in 2004, an increase of $7.8 million, or 109.0%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing expenses of approximately $3.0 million for Pricerunner, acquired in August 2004, and E-Babylon, acquired in June 2005, increases in our advertising, marketing and traffic acquisition costs of approximately $3.4 million related to our e-commerce and lead-generation activities, and increases in our worldwide sales staff. Our sales and marketing costs as a percentage of revenue increased to 27.6% for the three-month period ended June 30, 2005 compared to 20.8% for the same period in 2004, primarily driven by the higher advertising, marketing and traffic acquisition costs described above. We expect these costs to continue to increase as a result of our recent acquisitions of E-Babylon and Webclients, the recent launch of Pricerunner in the United States and the expected overall growth in our business.

General and Administrative. General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, and professional service fees. General and administrative expenses increased to $8.7 million for the three-month period ended June 30, 2005 compared to $5.9 million for the same period in 2004, an increase of $2.8 million, or 46.4%. General and administrative expenses increased primarily due to the inclusion of general and administrative expenses of approximately $1.0 million for Pricerunner and E-Babylon, and increased salary costs to support both the growth in our business and compliance with Sarbanes-Oxley. As a result of our recent acquisitions of E-Babylon and Webclients and the expected overall growth in our business, we expect higher general and administrative costs in future periods.

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

Provision for Income Taxes. For the three-month period ended June 30, 2005, we recorded a provision for income taxes of $5.4 million compared to $2.6 million for the same period in 2004. The increase in the effective tax rate for the three-month period ended June 30, 2005 to 44.2% from 38.2% in the same period of the prior year was primarily due to the recognition of net operating loss carryforwards and other deferred tax benefits in 2004 and the relatively higher profit contribution from higher tax rate jurisdictions in 2005.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

Revenue. Consolidated net revenue for the six-month period ended June 30, 2005 was $106.0 million, representing a 48.6% increase over the same period in 2004 of $71.3 million.

Media segment revenue increased 74.5% to $61.8 million for the six-month period ended June 30, 2005 compared to $35.4 million for the same period in 2004. The increase of $26.4 million in Media segment revenue was largely attributable to the acquisitions of Pricerunner and E-Babylon, accounting for $9.2 million of the increase, and the remaining increase was due to organic growth in both our U.S. and European media operations. The operating results of Webclients, acquired at the end of June 2005, have not been included in the results of operations for the six-month period ended June 30, 2005. With the acquisition of Webclients, the acquisition of E-Babylon and the overall growth in online marketing, we expect our Media segment revenue to continue to increase.

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

Cost of revenue for the Media segment increased $6.5 million to $24.7 million for the six-month period ended

June 30, 2005 compared to $18.2 million for the same period in 2004. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross profit margin of 60.0% for the six-month period ended June 30, 2005 compared to 48.7% for the same period in 2004 reflects a greater mix of higher-margin e-commerce and online comparison-shopping revenue in 2005. However, Webclients, acquired in late June 2005, generates a lower overall gross profit margin than the Company’s historical gross profit margin. As such, the inclusion of the operating results of Webclients, effective July 1, 2005, is expected to result in a decrease in the Media segment gross profit margin.

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

Sales and Marketing. Sales and marketing expenses for the six-month period ended June 30, 2005 were $26.4 million compared to $14.6 million for the same period in 2004, an increase of $11.8 million, or 80.1%. The increase in sales and marketing expenses was due primarily to the inclusion of sales and marketing expenses of approximately $4.3 million for Pricerunner, acquired in August 2004, and E-Babylon, acquired in June 2005, increases in our advertising, marketing and traffic acquisition costs of approximately $5.4 million related to our e-commerce and lead-generation activities, and increases in our worldwide sales staff. Our sales and marketing costs as a percentage of revenue increased to 24.9% for the six-month period ended June 30, 2005 compared to 20.5% for the same period in 2004, primarily driven by the higher advertising, marketing and traffic acquisition costs described above. We expect these costs to continue to increase as a result of our recent acquisitions of E-Babylon and Webclients, the recent launch of Pricerunner in the United States and the expected overall growth in our business.

General and Administrative. General and administrative expenses increased to $17.2 million for the six-month period ended June 30, 2005 compared to $12.6 million for the same period in 2004, an increase of $4.6 million, or 36.9%. General and administrative expenses increased primarily due to the inclusion of general and administrative expenses of approximately $1.7 million for Pricerunner and E-Babylon, an increase in professional services costs relating to Sarbanes-Oxley compliance of $412,000, increased rent expense of $432,000 associated with our relocation to new facilities in the first quarter of 2005, and higher salary costs to support both the growth in our business and compliance with Sarbanes-Oxley. As a result of our recent acquisitions of E-Babylon and Webclients, we expect higher general and administrative costs in future periods.

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

Provision for Income Taxes. For the six-month period ended June 30, 2005, we recorded a provision for income taxes of $10.8 million compared to $8.3 million for the same period in 2004. The increase in the effective tax rate for the six-month period ended June 30, 2005 to 41.1% from 38.2% in the same period of the prior year was primarily due to the recognition of net operating loss carryforwards and other deferred tax benefits in 2004 and the relatively higher profit contribution from higher tax rate jurisdictions in 2005.

Minority Share of Loss of Japan Subsidiary.  Minority share of the loss of ValueClick Japan was $130,000 for the six-month period ended June 30, 2004. Prior to its sale in March 2004, we accounted for our equity interest in ValueClick Japan on a consolidated basis for financial reporting purposes, resulting in a minority interest in the net income generated or losses incurred by ValueClick Japan. On March 26, 2004, the Company completed the sale of its equity interest in ValueClick Japan to livedoor Co., Ltd.

Liquidity and Capital Resources

Since our inception and through the first quarter of 2005, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. In June 2005, we borrowed $91.7 million under a Master Repurchase Agreement with a major financial institution to finance the acquisition of Webclients, which closed in June 2005. At June 30, 2005, our combined cash and cash equivalents and marketable securities balances totaled $220.8 million, of which $94.2 million is pledged as collateral under the Master Repurchase Agreement. See Short-Term Debt below for further information on the Master Repurchase Agreement.

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

Short-Term Debt

In June 2005, in connection with the closing of the acquisition of Webclients as discussed in note 5, we entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a major financial institution under which we borrowed $91.7 million and pledged marketable securities with a fair value of $94.2 million as collateral. Under the terms of the Repurchase Agreement, the Company is required to pay interest at the Federal Funds rate plus 30 basis points, 3.55% as of June 30, 2005. For the quarter ended June 30, 2005, the Company incurred interest expense of approximately $59,000 at an average rate of 3.34%. The repayment term of the amount borrowed under the Repurchase Agreement is open-ended and we can repay the debt at any time without penalty. We expect to repay the amount borrowed within a twelve-month period with a combination of cash generated from operations as well as proceeds from the sale or maturity of marketable securities. As such, the obligation under the Repurchase Agreement is classified as a current liability on the consolidated balance sheet. Further, the securities pledged as collateral under the Repurchase Agreement have been classified as pledged marketable securities on the consolidated balance sheet.

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

•      Impairment of Goodwill and Intangible Assets.   Our long-lived assets include goodwill and other intangible assets with net balances of $173.3 million and $59.9 million, respectively, as of June 30, 2005. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st and between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2004 and June 30, 2005, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: U.S. domestic media (excluding Hi-Speed Media); the Europe media; and Hi-Speed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include the selection and application of appropriate earnings multiples. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger goodwill impairment. Based on our goodwill impairment testing for the year ended December 31, 2004, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of, and during the quarter ended, June 30, 2005 that would have required us to perform an interim test for impairment on our goodwill.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. We consummated the acquisitions of Search123, Commission Junction, Hi-Speed Media, Pricerunner, E-Babylon, and Webclients on May 30, 2003, December 7, 2003, December 17, 2003, August 6, 2004, June 13, 2005 and June 24, 2005, respectively. Because of the number of acquisitions we completed in the past several years, the differences in the customer base and functionality of Search123, Commission Junction, Hi-Speed Media, Pricerunner, E-Babylon, and Webclients and our products, these acquisitions may present materially higher product, marketing, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

As discussed in note 2 “Restatement of Previously Issued Financial Statements” to the condensed consolidated financial statements contained in Item 1 “Financial Statements” of this quarterly report on Form 10-Q/A, we restated our quarterly condensed consolidated financial statements to correct an error related to our provision for income taxes. In our annual report on Form 10-K for the year ended December 31, 2004, Company management had concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2004 due to the identification of a material weakness in the operation of controls for evaluating and documenting the assessment of valuation allowances recorded against deferred tax assets (“the previously identified material weakness”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement discussed in note 2, management concluded that an additional material weakness existed as of December 31, 2004 and June 30, 2005 with respect to the evaluation and documentation of deferred tax assets (“the additional material weakness”).

In connection with the preparation of this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective because the additional material weakness existed as of June 30, 2005. Our Chief Executive Officer and Chief Financial Officer concluded, however, that the previously identified material weakness was remediated as of March 31, 2005 and, as described in our annual report on Form 10-K for the year ended December 31, 2005, the additional material weakness was remediated as of December 31, 2005.

(b)                                 Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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