Form 10-Q/A
period 2005-09-30
VALUECLICK INC/CA
filed 2006-04-21
CIK 1080034

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2005 is being filed to reflect the restatement of our condensed consolidated financial statements to correct an error related to our provision for income taxes, as discussed in note 2 “Restatement of Previously Issued Financial Statements” to our quarterly condensed consolidated financial statements included in Part I – Item 1 of this Form 10-Q/A.

This Form 10-Q/A amends and restates the previously filed Form 10-Q to: (i) amend Items 1 and 2 of Part I to reflect the restatement; (ii) amend Item 4 of Part I to reflect our revised evaluation of our disclosure controls and procedures as of September 30, 2005; and, (iii) amend Item 6 of Part II to include as exhibits, pursuant to the rules of the SEC, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q/A. No attempt has been made in this Form 10-Q/A to reflect events occurring after the filing of the previously filed Form 10-Q. Among other things, forward-looking statements and risk disclosures made in the previously filed Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the previously filed Form 10-Q (other than the restatement), and such forward-looking statements and risk disclosures should be read in their historical context.

VALUECLICK, INC.

INDEX TO FORM 10-Q/A FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets (as restated) (unaudited) as of September 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three-month Periods Ended September 30, 2005 and 2004 (as restated)
Condensed Consolidated Statements of Operations and Comprehensive Income (as restated) (unaudited) for the Nine-month Periods Ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (as restated) (unaudited) for the Nine-month Periods Ended September 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION AND SIGNATURES
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

Certification of CEO - Sarbanes-Oxley Act Section 302
Certification of CFO - Sarbanes-Oxley Act Section 302
Certification of CEO and CFO - Sarbanes-Oxley Act Section 906

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
	(As Restated see note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,632	$28,295
Marketable securities, at fair value	165,934	214,288
Accounts receivable, net	59,814	32,036
Inventories	1,338	435
Prepaid expenses and other current assets	4,422	2,163
Deferred tax assets	5,277	5,196
Total current assets	296,417	282,413
Property and equipment, net	16,385	8,571
Goodwill	275,145	52,224
Intangible assets, net	108,055	25,648
Deferred tax assets, less current portion	—	14,793
Other assets	1,154	1,065
TOTAL ASSETS	$697,156	$384,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$63,138	$38,288
Income taxes payable	5,646	964
Deferred revenue	1,015	1,498
Capital lease obligations	229	239
Total current liabilities	70,028	40,989
Income taxes payable, less current portion	17,566	10,432
Capital lease obligations, less current portion	—	169
Deferred tax liabilities	16,531	2,865
Other non-current liabilities	1,075	1,498
Total liabilities	105,200	55,953

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,309,263 and 82,032,522 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	100	82
Additional paid-in capital	604,504	361,662
Deferred stock-based compensation	(757)	(221)
Accumulated deficit	(9,767)	(33,161)
Accumulated other comprehensive (loss) income	(2,124)	399
Total stockholders’ equity	591,956	328,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,156	$384,714

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three-month Period Ended September 30,
	2005	2004
	(Unaudited)
		(As Restated see note 2)

Revenue	$81,414	$43,492
Cost of revenue	22,496	13,206
Gross profit	58,918	30,286
Operating expenses:
Sales and marketing (excludes stock-based compensation of $28 and $40 for 2005 and 2004, respectively)	21,993	9,760
General and administrative (excludes stock-based compensation of $27 and $64 for 2005 and 2004, respectively)	10,287	6,962
Technology (excludes stock-based compensation of $15 and $20 for 2005 and 2004, respectively)	5,665	3,663
Stock-based compensation	70	124
Amortization of intangible assets	3,107	1,107
Total operating expenses	41,122	21,616

Income from operations	17,796	8,670
Interest income, net	687	1,001
Income before income taxes	18,483	9,671
Provision for income taxes	7,481	3,695
Net income	$11,002	$5,976

Other comprehensive income:
Foreign currency translation	(219)	340
Change in market value of marketable securities, net of tax	(590)	473
Comprehensive income	$10,193	$6,789

Net income per common share:
Basic	$0.13	$0.07
Diluted	$0.13	$0.07

Weighted-average shares used to calculate net income per common share:
Basic	84,596	80,770
Diluted	87,666	83,925

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Nine-month Period Ended September 30,
	2005	2004
	(Unaudited)
	(As Restated see note 2)

Revenue	$187,400	$114,807
Cost of revenue	49,569	35,751
Gross profit	137,831	79,056
Operating expenses:
Sales and marketing (excludes stock-based compensation of $73 and $173 for 2005 and 2004, respectively)	48,360	24,403
General and administrative (excludes stock-based compensation of $60 and $275 for 2005 and 2004, respectively)	27,506	19,544
Technology (excludes stock-based compensation of $36 and $88 for 2005 and 2004, respectively)	14,746	11,907
Stock-based compensation	169	536
Amortization of intangible assets	5,792	2,835
Restructuring expense (benefit), net	4	(1,003)
Total operating expenses	96,577	58,222

Income from operations	41,254	20,834
Gain on sale of equity interest in Japan subsidiary	—	8,007
Interest income, net	3,467	2,540
Income before income taxes and minority interest	44,721	31,381
Provision for income taxes	18,269	11,991
Income before minority interest	26,452	19,390
Minority share of loss of Japan subsidiary	—	130
Net income	$26,452	$19,520

Other comprehensive income:
Foreign currency translation	(2,345)	477
Change in market value of marketable securities, net of tax	(178)	(399)
Comprehensive income	$23,929	$19,598

Net income per common share:
Basic	$0.32	$0.25
Diluted	$0.31	$0.23

Weighted-average shares used to calculate net income per common share:
Basic	83,182	79,555
Diluted	85,954	83,810

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine-month Period Ended September 30,
	2005	2004
	(Unaudited)
	(As Restated see note 2)
Cash flows from operating activities:
Net income	$26,452	$19,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,534	7,509
Tax benefit from the exercise of common stock options	4,584	9,894
Provision for doubtful accounts receivable	855	940
Stock-based compensation	169	536
Minority share of loss of Japan subsidiary	—	(130)
Benefit from deferred taxes	(2,031)	(1,641)
Restructuring expense (benefit), net	4	(1,003)
Gain on sale of equity interest in Japan subsidiary	—	(8,007)
Changes in operating assets and liabilities, net of the effects of acquisitions and disposition	6,465	1,064
Net cash provided by operating activities	47,032	28,682

Cash flows from investing activities:
Purchases of marketable securities	(134,404)	(131,720)
Proceeds from the sales and maturities of marketable securities	182,580	107,499
Proceeds from sale of equity interest in Japan subsidiary, net	—	2,351
Purchases of property and equipment	(5,884)	(4,263)
Cash used in business combinations, net of cash acquired	(56,744)	(24,966)
Net cash used in investing activities	(14,452)	(51,099)

Cash flows from financing activities:
Purchases of treasury stock	(5,657)	(2,206)
Proceeds from the exercises of common stock options	6,395	7,134
Proceeds from short-term debt	91,685	—
Repayments of short-term debt and capital lease obligations	(91,864)	(298)
Net cash provided by financing activities	559	4,630
Effect of foreign currency translations	(1,802)	1,033
Net increase (decrease) in cash and cash equivalents	31,337	(16,754)

Cash and cash equivalents, beginning of period	28,295	36,642
Cash and cash equivalents, end of period	$59,632	$19,888

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

2.             RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of September 30, 2005 and for the three- and nine-month periods ended September 30, 2005 and 2004, the Company determined that it should not have recognized the tax benefit of certain acquired net operating losses (“acquired NOLs”) in its condensed consolidated financial statements for these periods because of uncertainty as to whether the Company’s tax treatment of the acquired NOLs would be upheld under examination by the relevant tax authorities. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. The restatement does not impact the previously reported condensed consolidated statement of operations and comprehensive income for the three-month period ended September 30, 2005 or the previously reported net cash flows from operating, investing or financing activities.

A summary of the significant effects of the restatement on the condensed consolidated financial statements is provided below.

	For the three-month period ended September 30, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)

Condensed Consolidated Statement of Operations and Comprehensive Income

Provision for income taxes	$2,053	$1,642	$3,695
Net income	$7,618	$(1,642)	$5,976
Comprehensive income	$8,431	$(1,642)	$6,789

Basic net income per common share	$0.09	$(0.02)	$0.07
Diluted net income per common share	$0.09	$(0.02)	$0.07

	For the nine-month period ended September 30,
	2005			2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)

Condensed Consolidated Statements of Operations and Comprehensive Income

Provision for income taxes	$16,946	$1,323	$18,269	$4,931	$7,060	$11,991
Income before minority interest	$27,775	$(1,323)	$26,452	$26,450	$(7,060)	$19,390
Net income	$27,775	$(1,323)	$26,452	$26,580	$(7,060)	$19,520
Comprehensive income	$25,252	$(1,323)	$23,929	$26,658	$(7,060)	$19,598

Basic net income per common share	$0.33	$(0.01)	$0.32	$0.33	$(0.08)	$0.25
Diluted net income per common share	$0.32	$(0.01)	$0.31	$0.32	$(0.09)	$0.23

Condensed Consolidated Balance Sheets

	As of September 30, 2005
	As Previously Reported	Adjustments	As Restated
	(in thousands)

Deferred tax assets	$5,217	$60	$5,277
Total current assets	$296,357	$60	$296,417
Goodwill	$273,805	$1,340	$275,145
Deferred tax assets, less current portion	$27,634	$(27,634)	$—
Total assets	$723,390	$(26,234)	$697,156
Income taxes payable, less current portion	$—	$17,566	$17,566
Deferred tax liabilities	$2,864	$13,667	$16,531
Total liabilities	$73,967	$31,233	$105,200
Additional paid-in capital (1)	$600,925	$3,579	$604,504
Retained earnings (accumulated deficit) (1)	$51,279	$(61,046)	$(9,767)
Total stockholders’ equity	$649,423	$(57,467)	$591,956

	As of December 31, 2004
	As Previously Reported	Adjustments	As Restated
	(in thousands)

Deferred tax assets	$5,411	$(215)	$5,196
Total current assets	$282,628	$(215)	$282,413
Goodwill	$50,884	$1,340	$52,224
Deferred tax assets, less current portion	$61,630	$(46,837)	$14,793
Total assets	$430,426	$(45,712)	$384,714
Income taxes payable, less current portion	$—	$10,432	$10,432
Total liabilities	$45,521	$10,432	$55,953
Additional paid-in capital	$361,141	$521	$361,662
Retained earnings (accumulated deficit)	$23,504	$(56,665)	$(33,161)
Total stockholders’ equity	$384,905	$(56,144)	$328,761

(1)    In addition to the adjustments related to the correction of the income tax error, the Company also made an adjustment to increase additional paid-in capital and increase the accumulated deficit by approximately $3.1 million relating to the retirement of treasury stock during the nine-month period ended September 30, 2005.

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

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
		| - - - - - - - - - - - - - (As Restated - - - - - - - - - - - - - |
		see note 2)

Net income, as reported	$11,002	$5,976	$26,452	$19,520
Add:
Stock-based compensation included in reported net income	70	124	169	536
Deduct:
Stock-based compensation determined under fair value-based method for all awards, net of related tax effects	(1,417)	(816)	(2,992)	(2,681)
Pro-forma net income	$9,655	$5,284	$23,629	$17,375
Net income per common share:
Basic—as reported	$0.13	$0.07	$0.32	$0.25
Diluted—as reported	$0.13	$0.07	$0.31	$0.23
Basic—pro-forma	$0.11	$0.07	$0.28	$0.22
Diluted—pro-forma	$0.11	$0.06	$0.28	$0.21

5.             RECENT BUSINESS COMBINATIONS AND DIVESTITURE

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

Sale of ValueClick Japan.  On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology products and services company. The Company received net cash proceeds of $2.4 million. In addition, the Company has continued to provide services to this entity, including licensing of technology and technical support under a cancelable support agreement, for specified fees. This transaction resulted in a gain on sale of approximately $8.0 million. The sale did not qualify as a discontinued operation given the significance of the Company’s technology support agreement on this entity’s continuing operations The operating results of ValueClick Japan are included in the Company’s operating results through March 31, 2004. The results of operations of ValueClick Japan for the period from March 26, 2004 through March 31, 2004 were not significant.

Pro-forma Results of Operations. The historical operating results of Fastclick, Webclients, E-Babylon, and Pricerunner have not been included in the Company’s historical condensed consolidated operating results prior to their respective acquisition dates. Pro-forma data for the three- and nine-month periods ended September 30, 2005 and 2004 as if these acquisitions had been effective as of the beginning of each year, and excluding the results of ValueClick Japan as if the sale had been effective as of January 1, 2004, are as follows (in thousands, except per share data):

	Three-month Period Ended September 30,
	2005	2004
		(As Restated see note 2)
Revenue	$100,788	$78,472
Net income	$11,034	$6,913
Basic net income per common share	$0.11	$0.07
Diluted net income per common share	$0.11	$0.07

	Nine-month Period Ended September 30,
	2005	2004
	(As Restated see note 2)
Revenue	$290,757	$207,075
Net income	$29,092	$10,314
Basic net income per common share	$0.29	$0.11
Diluted net income per common share	$0.28	$0.10

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

6.             GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment and reporting unit for the nine months ended September 30, 2005 were as follows (in thousands):

	Balance at December 31, 2004	Additions (Reductions)	Balance at September 30, 2005
	(As Restated see note 2)		(As Restated see note 2)
Reportable Segments and Reporting Units:
Affiliate Marketing	$24,551	$(579)	$23,972
Technology	—	—	—
Media:
U.S. media	2,812	211,781	214,593
Europe media	14,625	—	14,625
Hi-Speed Media	10,236	11,719	21,955
Total	$52,224	$222,921	$275,145

For the nine months ended September 30, 2005, the net increase in goodwill was due to the acquisitions of Fastclick, Webclients and E-Babylon as discussed in note 5, purchase price additions of $2.6 million for Hi-Speed Media as a result of contingent cash consideration earned during the nine months ended September 30, 2005, and a reduction of $579,000 for Commission Junction and $115,000 for Webclients relating to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition.

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

9.             MARKETABLE SECURITIES

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

Additional paid-in capital increased by $242.8 million from December 31, 2004 through September 30, 2005 due primarily to common stock and stock options issued in connection with the acquisitions of Fastclick and Webclients as discussed in note 5, which accounted for $214.4 million and $19.9 million, respectively, of the increase.  The remainder of the increase in additional paid-in capital is primarily due to proceeds from the exercise of common stock options of $6.4 million and the tax benefit from common stock option exercises of $4.1 million, offset by repurchases of common stock as described above.

14.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2005	2004	2005	2004

			(As Restated
			see note 2)
Net income	$11,002	$5,976	$26,452	$19,520

Weighted-average common shares outstanding—basic	84,596	80,770	83,182	79,555
Dilutive effect of stock options	3,070	3,155	2,772	4,255
Weighted-average shares used to compute net income per common share—diluted	87,666	83,925	85,954	83,810

Net income per common share:
Basic	$0.13	$0.07	$0.32	$0.25
Diluted	$0.13	$0.07	$0.31	$0.23

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

15.                               RELATED PARTY TRANSACTIONS

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

16.                               SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

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

In periods prior to September 30, 2005, management utilized gross profit as the operating measure for assessing the performance of each business segment.  As a result of the acquisitions of Fastclick, Webclients and E-Babylon in the period from June 2005 through September 2005 as described in note 5, management now utilizes an internal management reporting process that places more emphasis on income from operations before stock-based compensation, amortization of intangible assets and restructuring expense/benefit for making business and financial decisions and allocating resources. Income from operations by segment, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets and restructuring expense/benefit.  All prior periods have been adjusted for the new presentation.

Revenue, income from operations and total assets by segment were as follows for each period (in thousands):

	Revenue		Segment Income from Operations		Total Assets
	Three-month Periods Ended September 30,				September 30,	December 31,
	2005	2004	2005	2004	2005	2004
					(As Restated see note 2)

Media	$58,648	$24,992	$11,798	$3,096	$530,399	$251,733
Affiliate Marketing	18,951	14,684	8,127	5,843	147,704	116,219
Technology	5,850	5,560	1,380	1,160	19,053	16,762
Intercompany eliminations and other	(2,035)	(1,744)	(332)	(198)	—	—
Total	$81,414	$43,492	$20,973	$9,901	$697,156	$384,714

	Revenue		Segment Income from Operations
	Nine-month Periods Ended September 30,
	2005	2004	2005	2004

Media	$119,806	$60,399	$19,657	$6,164
Affiliate Marketing	55,453	42,176	23,765	14,122
Technology	18,311	16,624	3,970	2,971
Intercompany eliminations and other	(6,170)	(4,392)	(173)	(55)
Total	$187,400	$114,807	$47,219	$23,202

A reconciliation of segment income from operations, which excludes stock-based compensation, amortization of intangible assets and restructuring expense/benefit, to consolidated income from operations is as follows for each period:

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

Media segment revenue increased to $58.6 million for the three-month period ended September 30, 2005 compared to $25.0 million for the same period in 2004. The increase of $33.7 million, or 134.7%, in Media segment revenue was primarily attributable to the acquisitions of Pricerunner in August 2004, E-Babylon in June 2005, and Webclients in June 2005, accounting for $28.2 million of the increase, and the remaining increase was due to growth in our other U.S. and European media operations.  The operating results of Fastclick, acquired at the end of September 2005, have not been included in the results of operations for the three months ended September 30, 2005.  Please refer to note 5 to the condensed consolidated financial statements for further details regarding these acquisitions and pro-forma revenue information.  With the recent acquisitions and the overall growth in online marketing, we expect our Media segment revenue to continue to increase.

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

Income Tax Expense. For the three-month period ended September 30, 2005, we recorded an income tax expense of $7.5 million compared to $3.7 million for the same period in 2004. The increase in the effective tax rate for the three-month period ended September 30, 2005 to 40.5% from 38.2% in the same period of the prior year was primarily due to the recognition of net operating loss carryforwards and other deferred tax benefits in 2004 and the relatively higher profit contribution from higher tax rate jurisdictions in 2005.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

Revenue. Consolidated net revenue for the nine-month period ended September 30, 2005 was $187.4 million, representing a 63.2% increase over the same period in 2004 of $114.8 million.

Media segment revenue increased 98.4% to $119.8 million for the nine-month period ended September 30, 2005 compared to $60.4 million for the same period in 2004. The increase of $59.4 million in Media segment revenue was largely attributable to the acquisitions of Pricerunner, E-Babylon and Webclients, accounting for $37.4 million of the increase, and the remaining increase was due to growth in our other U.S. and European media operations.  The operating results of Fastclick, acquired at the end of September 2005, have not been included in the results of operations for the nine-month period ended September 30, 2005.  Please refer to note 5 to the condensed consolidated financial statements for further details regarding these acquisitions and pro-forma revenue information.  With the current year acquisitions of Fastclick, Webclients and E-Babylon and the overall growth in online marketing, we expect our Media segment revenue to continue to increase.

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

Income Tax Expense. For the nine-month period ended September 30, 2005, we recorded an income tax expense of $18.3 million compared to $12.0 million for the same period in 2004. The increase in the effective tax rate for the nine-month period ended September 30, 2005 to 40.9% from 38.2% in the same period of the prior year was primarily due to the recognition of net operating loss carryforwards and other deferred tax benefits in 2004 and the relatively higher profit contribution from higher tax rate jurisdictions in 2005.

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

•  Impairment of Goodwill and Intangible Assets.   Our long-lived assets include goodwill and other intangible assets with net balances of $275.1 million and $108.1 million, respectively, as of September 30, 2005. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st and between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2004 and September 30, 2005, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: U.S. media (excluding Hi-Speed Media); the Europe media; and Hi-Speed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include the selection and application of appropriate earnings multiples. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger goodwill impairment. Based on our goodwill impairment testing for the year ended December 31, 2004, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of, and during the quarter ended, September 30, 2005 that would have required us to perform an interim test for impairment on our goodwill.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls over financial reporting.  As discussed in Item 4 of Part I, as a result of our assessment of our internal control over financial reporting as of December 31, 2004, we determined that we had material weaknesses in our internal control over financial reporting related to the application of GAAP to our accounting for income taxes.  These material weaknesses have subsequently been remediated. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our stock price may decline.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As discussed in note 2 “Restatement of Previously Issued Financial Statements” to the condensed consolidated financial statements contained in Item 1 “Financial Statements” of this quarterly report on Form 10-Q/A, we restated our quarterly condensed consolidated financial statements to correct an error related to our provision for income taxes. In our annual report on Form 10-K for the year ended December 31, 2004, Company management had concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2004 due to the identification of a material weakness in the operation of controls for evaluating and documenting the assessment of valuation allowances recorded against deferred tax assets (“the previously identified material weakness”). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement discussed in note 2, management concluded that an additional material weakness existed as of December 31, 2004 and September 30, 2005 with respect to the evaluation and documentation of deferred tax assets (“the additional material weakness”).

In connection with the preparation of this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective because the additional material weakness existed as of September 30, 2005. Our Chief Executive Officer and Chief Financial Officer concluded, however, that the previously identified material weakness was remediated as of March 31, 2005 and, as described in our annual report on Form 10-K for the year ended December 31, 2005, the additional material weakness was remediated as of December 31, 2005.

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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