Form 10-K/A
period 2005-12-31
VALUECLICK INC/CA
filed 2006-04-21
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006 (the “Original Filing”). The Company is filing this Amendment solely to: (i) include the consent of its independent registered public accounting firm, PricewaterhouseCoopers LLP, as Exhibit 23.1; and, (ii) change the date of the Annual Meeting of Stockholders disclosed in Part III of the Original Filing from June 5, 2006 to June 2, 2006. The consent of PricewaterhouseCoopers LLP was not included in the Original Filing as the Company had not yet filed Forms 10-Q/A for the first three quarters of 2005 (the “Forms 10-Q/A”). The Forms 10-Q/A were filed to correct an error relating to the Company’s accounting for income taxes, as more fully described in the Original Filing and in the Forms 10-Q/A.

Except as described above, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing, or modify or update the disclosures therein in any way.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K/A:

Exhibit Number	Description of Document
2.1*	Agreement and Plan of Merger, dated as of June 13, 2005, by and among ValueClick and E-Babylon, Inc.
2.2(1)	Agreement and Plan of Merger, dated as of June 10, 2005, by and among ValueClick, Spider Acquisition Corporation and Web Marketing Holdings, Inc.
2.3(2)	Agreement and Plan of Merger and Reorganization, dated as of August 10, 2005, among ValueClick, Fastclick, Inc. and FC Acquisition Sub, Inc.
2.4(3)	Agreement and Plan of Merger, dated as of August 6, 2004, by and among ValueClick and Pricerunner AB
2.5(4)	Stock Purchase Agreement, dated January 29, 2004, by and among ValueClick and livedoor Co., Ltd (formerly Edge Co., Ltd), a Japanese Corporation
2.6*	Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, HS Acquisition Corporation and Hi-Speed Media, Inc.
2.7(5)	Agreement and Plan of Merger, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corporation and Commission Junction, Inc.
2.8(6)	Agreement and Plan of Merger, dated as of May 30, 2003, by and among ValueClick, Search123.com Acquisition Corporation and Search123
2.9(7)	Agreement and Plan of Merger, dated as of March 20, 2002, by and among ValueClick, Bravo Acquisition I Corporation and Be Free, Inc.
3.1*	Second Amended and Restated Certificate of Incorporation of ValueClick
3.2*	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(8)	Specimen stock certificate for the ValueClick common stock
4.3(9)

Rights Agreement, dated as of June 4, 2002, between ValueClick, Inc. and Mellon Investor Services LLC, a New Jersey limited liability company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C

10.1*	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(8)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(8)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(8)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(8)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(8)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999

10.7(8)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.8(8)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.9(10)†	1999 Stock Option Plan, as amended, and form of option agreement
10.10(11)†	2002 Stock Incentive Plan and form of option agreement
10.11(12)†	Key Employee Agreement between ValueClick and James R. Zarley dated January 1, 2002
10.12(13)†	Key Employee Agreement between ValueClick and Samuel J. Paisley dated January 1, 2002
10.13†	Key Employee Agreement between ValueClick and Scott H. Ray dated October 8, 2002
10.14(14)†	Key Employee Agreement between ValueClick and Peter Wolfert dated January 1, 2002
10.15(8)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
16.1(15)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 2, 2004
16.2(16)	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated July 20, 2005
21.1*	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Deloitte & Touche LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Previously filed as part of the annual report on Form 10-K on March 31, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 21st day of April, 2006.

VALUECLICK, INC.

By:	/s/ JAMES ZARLEY
James Zarley
Chairman of the Board of Directors, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint each of James R. Zarley and Scott H. Ray their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K/A, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES R. ZARLEY	Chairman of the Board of Directors,	April 21, 2006
James R. Zarley	Chief Executive Officer and President (Principal Executive Officer)
/s/ SCOTT H. RAY	Chief Financial Officer	April 21, 2006
Scott H. Ray	(Principal Financial and Accounting Officer)
/s/ DAVID S. BUZBY	Director	April 21, 2006
David S. Buzby
/s/ MARTIN T. HART	Director	April 21, 2006
Martin T. Hart
/s/ JEFFREY F. RAYPORT	Director	April 21, 2006
Jeffrey F. Rayport
/s/ TOM A. VADNAIS	Director	April 21, 2006
Tom A. Vadnais