Form 10-Q
period 2006-03-31
VALUECLICK INC/CA
filed 2006-05-10
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The number of shares of the registrant’s common stock outstanding as of May 2, 2006 was 102,500,429.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three-month Periods Ended March 31, 2006 and 2005
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three-month Periods Ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION AND SIGNATURES
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

Certification of CEO - Sarbanes-Oxley Act Section 302
Certification of CFO - Sarbanes-Oxley Act Section 302
Certification of CEO and CFO - Sarbanes-Oxley Act Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,553	$46,875
Marketable securities, at fair value	199,372	193,908
Accounts receivable, net	74,957	74,636
Inventories	1,363	1,349
Prepaid expenses and other current assets	3,571	3,356
Deferred tax assets	7,663	6,619
Total current assets	347,479	326,743
Property and equipment, net	17,075	17,509
Goodwill	272,626	273,215
Intangible assets, net	96,497	102,245
Other assets	1,498	1,149
TOTAL ASSETS	$735,175	$720,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$58,519	$65,897
Income taxes payable	955	880
Capital lease obligations	107	169
Total current liabilities	59,581	66,946
Income taxes payable, less current portion	23,181	17,745
Deferred tax liabilities	16,279	16,771
Other non-current liabilities	710	856
TOTAL LIABILITIES	99,751	102,318

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 102,456,739 and 101,897,934 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	102	102
Additional paid-in capital	623,568	617,612
Deferred stock-based compensation	—	(638)
Accumulated other comprehensive loss	(2,460)	(2,958)
Retained earnings	14,214	4,425
Total stockholders’ equity	635,424	618,543
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$735,175	$720,861

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three-month Period Ended March 31,
	2006	2005
	(Unaudited)

Revenue	$117,287	$51,414
Cost of revenue	39,237	13,305
Gross profit	78,050	38,109
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,276 and $25 for 2006 and 2005, respectively)	31,374	11,348
General and administrative (includes stock-based compensation of $1,366 and $17 for 2006 and 2005, respectively)	16,831	8,553
Technology (includes stock-based compensation of $678 and $12 for 2006 and 2005, respectively)	8,046	4,415
Amortization of intangible assets	5,655	1,237
Restructuring benefit, net	—	(202)
Total operating expenses	61,906	25,351

Income from operations	16,144	12,758
Interest income, net	1,918	1,360
Income before income taxes	18,062	14,118
Income tax expense	8,273	5,435
Net income	$9,789	$8,683

Other comprehensive income:
Foreign currency translation	465	(623)
Change in market value of marketable securities, net of tax	33	(598)
Comprehensive income	$10,287	$7,462

Basic net income per common share	$0.10	$0.11
Diluted net income per common share	$0.09	$0.10

Weighted-average shares used to calculate net income per common share:
Basic	102,026	82,300
Diluted	104,788	85,254

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three-month Period Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$9,789	$8,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,904	2,772
Restructuring benefit, net	—	(202)
Provision for (benefit from) doubtful accounts receivable	748	(47)
Non-cash stock-based compensation	2,595	54
Deferred income taxes	(1,512)	172
Tax benefit from stock option exercises	—	2,453
Changes in operating assets and liabilities, net of the effects of acquisitions and disposition	(2,058)	953
Net cash provided by operating activities	17,466	14,838

Cash flows from investing activities:
Purchases of marketable securities	(52,295)	(44,378)
Proceeds from the maturity and sale of marketable securities	46,864	42,253
Purchases of property and equipment	(2,201)	(2,117)
Acquisition of businesses, net of cash acquired	(1,000)	(1,000)
Net cash used in investing activities	(8,632)	(5,242)

Cash flows from financing activities:
Proceeds from exercises of stock options	1,651	3,338
Repayment of capital lease obligations	(62)	(59)
Excess tax benefit from stock option exercises	2,937	—
Net cash provided by financing activities	4,526	3,279
Effect of foreign currency translations	318	(396)
Net increase in cash and cash equivalents	13,678	12,479

Cash and cash equivalents, beginning of period	46,875	28,295
Cash and cash equivalents, end of period	$60,553	$40,774

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or “the Company”) offers a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display/Web advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Additionally, the Company provides software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that the Company provides enables its customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining the Company’s media, affiliate marketing and technology offerings with its experience in both online and offline marketing, the Company helps its customers around the world optimize their marketing campaigns both on the Internet and through offline media.

The Company derives its revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

MEDIA—ValueClick’s Media segment provides a comprehensive suite of online media services and tailored programs that help marketers create awareness for their products and brands, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, HiSpeed Media, completed in December 2003, Pricerunner, completed in August 2004, E-Babylon, completed in June 2005, Webclients, completed in June 2005, and Fastclick, completed in September 2005.

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

Basis of Presentation

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick, Inc.’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock options issued to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning January l, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s condensed consolidated financial statements as of and for the three-month period ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three-month period ended March 31, 2006 was $3.3 million, which consisted of stock-based compensation expense related to employee and director stock options of $2.6 million and stock-based compensation expense related to Stock Appreciation Rights (“SARs”) of $725,000. For the three-month period ended March 31, 2005, the Company recorded stock-based compensation expense of $54,000 related to stock options assumed in business combinations.  If not for the adoption of SFAS 123(R) in the first quarter of 2006, stock-based compensation expense under APB 25 would have been approximately $99,000 for the three-month period ended March 31, 2006.

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations, other than as related to stock options assumed in business combinations and SARs, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that are outstanding upon adoption of SFAS 123(R).

2.           RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2005, the FASB issued FASB Staff Position 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

3.           STOCK-BASED COMPENSATION

1999 Stock Option Plan and 2002 Stock Incentive Plan

On May 13, 1999, the Board of Directors adopted and the stockholders approved the 1999 Stock Option Plan (the “1999 Stock Plan”). A total of 5,000,000 shares of common stock were reserved for issuance under the 1999 Stock Plan.

On May 23, 2002, the Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively “the 2002 Stock Plan”). The total number of common shares reserved under the 2002 Stock Plan is 15,000,000, of which 3,341,292 shares were available for future grant at December 31, 2005. The 2002 Stock Plan provides for an automatic increase on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. Accordingly, an additional 1,018,979 shares were made available under the 2002 Stock Plan effective January 1, 2006, bringing the total shares available for future grant at January 1, 2006 to 4,360,271. The total number of common shares available for future grant as of March 31, 2006 was 3,699,189 shares.

The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options to employees, officers, directors, and consultants of the Company. Stock options granted to new employees generally begin vesting on the new employee’s first date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro-rata monthly over the remaining three years, and expire five to ten years from the date of grant. Stock options granted to existing employees typically vest on a monthly pro-rata basis over a four-year period and expire five to ten years from the date of grant.

Assumed Stock Plans

Pursuant to the Company’s business combinations with Fastclick, Webclients, HiSpeed Media, Commission Junction, Be Free, Mediaplex, Z Media, and ClickAgents, the Company assumed the stock plans as detailed below. No stock options are available for future grants under these plans.

Name of Plan	Number of Options	Exercise Prices Per Share	Maximum Exercise Term	Vesting Periods
Fastclick—2004 Stock Plan and 2000 Stock Plan	1,293,145	$0.26 to $15.14	10 years	Up to 4 years
Webclients—2004 Stock Incentive Plan	349,044	$10.39	10 years	Up to 4 years
HiSpeed Media—2001 Stock Incentive Plan	80,710	$1.99	10 years	Up to 4 years
Commission Junction—2001 Stock Incentive Plan and 1999 Stock Option Plan	1,217,693	$3.45 to $8.62	10 years	Up to 4 years
Be Free—1998 Stock Incentive Plan	4,164,875	$0.23 to $68.59	10 years	Up to 4 years
Mediaplex—1997 Stock Option Plan	2,762,912	$1.22 to $247.99	10 years	Up to 4 years
Z Media—Stock Option Plan	419,366	$0.26 to $7.91	10 years	Up to 4 years
ClickAgents—Stock Option Plan	427,269	$0.07 to $3.95	10 years	Up to 4 years

Plan Activity

The following table summarizes activity under all of the Company’s stock plans for the three-month period ended March 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding at December 31, 2005	9,537,957	$10.11
Granted	876,375	$17.16
Exercised	(558,805)	$2.96
Forfeited/expired	(242,202)	$13.53
Options outstanding at March 31, 2006	9,613,325	$11.09	7.65	$64,871
Options vested at March 31, 2006 and expected to vest after March 31, 2006	9,123,470	$10.96	7.62	$63,117
Options exercisable at March 31, 2006	3,846,688	$9.03	6.78	$38,917

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2006 and March 31, 2005 was $7.9 million and $6.7 million, respectively. The weighted-average grant date fair value of stock options granted in the three-month periods ended March 31, 2006 and 2005 was $7.09 and $4.84, respectively.

As of March 31, 2006, there was approximately $31.6 million of total unrecognized compensation expense related to unvested stock options. The remaining vesting period for such unvested stock options ranges up to 4 years, with a weighted-average remaining vesting period of approximately 2.85 years.

Stock Appreciation Rights Plan

In October 2005, the Company issued approximately 311,000 share-equivalent SARs to certain former employees of Fastclick. The purpose of the SARs was to provide certain individuals with an inducement to remain with the combined organization subsequent to the acquisition date. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The intrinsic value of the SARs that vest each quarter will be settled in cash the following quarter. The SARs are classified as liability awards in accordance with SFAS 123(R). As of March 31, 2006, 179,000 SARs remain unvested, with a weighted-average exercise price of $3.88, a weighted-average remaining contractual term of approximately 0.6 years, and an aggregate intrinsic value of $2.3 million. No SARs have been issued subsequent to October 2005.

Valuation and Expense Information under SFAS 123(R)

In the three-month period ended March 31, 2006, the Company recognized stock-based compensation expense of $3.3 million, which includes $2.6 million related to stock options and $725,000 related to SARs. The following table summarizes, by statement of operations line item, the $2.6 million of stock-based compensation expense related to stock options that was recorded in accordance with the provisions of SFAS 123(R) and the related impact on net income per common share (in thousands, except per share data):

Three-month Period Ended March 31, 2006

Sales and marketing	$918
General and administrative	1,221
Technology	456
Stock-based compensation expense related to stock options	2,595
Related income tax benefits	(596)
Stock-based compensation expense related to stock options, net of tax benefits	$1,999

Impact of adoption of SFAS 123(R) on net income per common share:
Basic	$0.02
Diluted	$0.02

The Company has not capitalized as an asset any stock-based compensation costs.

Prior to adopting SFAS 123(R), the Company classified all tax benefits resulting from the exercise of stock options as an operating activity in the consolidated statements of cash flows. SFAS 123(R) requires cash flows resulting from such excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation expense for such stock options. Pursuant to the requirements of SFAS 123(R), $2.9 million of excess tax benefits for the three-month period ended March 31, 2006 have been classified as a financing activity.

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-Month Period Ended March 31,
	2006	2005
Risk-free interest rates	4.6%	3.2%
Expected lives (in years)	3.6	2.5
Dividend yield	0%	0%
Expected volatility	50%	59%

The Company’s computation of expected volatility for the three-month period ended March 31, 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. The Company estimated the expected life of each stock option granted in the three-month period ended March 31, 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted-average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.

Pro-forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on stock-based compensation expense, net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans during the three-month period ended March 31, 2005 (in thousands, except per share data):

Three-month Period Ended March 31,
2005

Net income, as reported	$8,683
Add:
Stock-based compensation expense included in reported net income	54
Deduct:
Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(654)
Pro-forma net income	$8,083

Net income per common share:
Basic—as reported	$0.11
Diluted—as reported	$0.10
Basic—pro-forma	$0.10
Diluted—pro-forma	$0.09

4.           RECENT BUSINESS COMBINATIONS

Fastclick. On September 27, 2005, the Company acquired 97% of the outstanding shares of Fastclick, Inc. common stock upon the closing of its tender offer for all shares of Fastclick common stock. On September 29, 2005, the Company acquired the remaining 3% of outstanding shares of Fastclick common stock, at which time Fastclick became a wholly-owned subsidiary of the Company. Fastclick provides online advertising services and technologies, and had developed a network of more than 9,000 third-party websites. Combined with ValueClick’s current market leadership position in online media services, the addition of Fastclick to the Company’s suite of products and services will position ValueClick as one of the largest online advertising network providers. This factor contributed to a purchase price in excess of the fair value of Fastclick’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

The results of Fastclick’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, October 1, 2005. The results of operations of Fastclick for the period from the closing of the tender offer at midnight on September 27, 2005 through September 30, 2005 were not significant. Under the terms of the merger agreement, ValueClick acquired all of the outstanding capital stock of Fastclick for an aggregate purchase price of approximately $215.7 million, consisting of approximately 15.6 million shares of ValueClick common stock valued at approximately $202.5 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), stock options assumed valued at approximately $12.6 million using the Black-Scholes option-pricing model, and transaction costs of the acquisition of approximately $600,000.

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

The results of Webclients’ operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, July 1, 2005. The results of operations of Webclients for the period from June 24, 2005 through June 30, 2005 were not significant. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Webclients for an aggregate purchase price of approximately $142.5 million, consisting of cash of $122.2 million, approximately 1.8 million shares of ValueClick common stock valued at approximately $18.4 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), stock options assumed valued at approximately $1.5 million using the Black-Scholes option-pricing model, and transaction costs of the acquisition of approximately $420,000.

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

The results of E-Babylon’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, June 1, 2005. The results of operations of E-Babylon for the period from June 1, 2005 through June 12, 2005 were not significant. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of E-Babylon for an aggregate purchase price of approximately $14.8 million, consisting of cash of $14.7 million and transaction costs of the acquisition of approximately $112,000.

Pro-forma Results of Operations. The historical operating results of Fastclick, Webclients and E-Babylon have not been included in the Company’s historical consolidated operating results prior to their respective acquisition dates. Pro-forma results of operations for the three-month period ended March 31, 2005, as if these acquisitions had been effective as of January 1, 2005, are as follows (in thousands, except per share data):

	Three-month Period Ended March 31, 2006	Three-month Period Ended March 31, 2005
	(actual as reported)	(pro-forma)
Revenue	$117,287	$93,838
Net income	$9,789	$8,310
Basic net income per common share	$0.10	$0.08
Diluted net income per common share	$0.09	$0.08

 These pro-forma results of operations are not necessarily indicative of future operating results.

5.           GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the three months ended March 31, 2006 were as follows (in thousands):

	Balance at December 31, 2005	Goodwill Adjustments	Balance at March 31, 2006
Reporting Units
Affiliate Marketing	$23,969	$(18)	$23,951
Technology	—	—	—
Media:
U.S. media	212,648	(571)	212,077
Europe media	14,625	—	14,625
HiSpeed Media	21,973	—	21,973
Total	$273,215	$(589)	$272,626

For the three months ended March 31, 2006, the reduction in goodwill of $18,000 for Affiliate Marketing and $571,000 for U.S. media was related to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Commission Junction and Fastclick, respectively.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
March 31, 2006:
Customer, affiliate and advertiser relationships	$84,421	$(14,719)	$69,702
Trademark, trade name and domain name	18,184	(2,255)	15,929
Developed technology	8,015	(4,523)	3,492
Covenants not to compete	10,494	(3,120)	7,374
Total intangible assets	$121,114	$(24,617)	$96,497

December 31, 2005:
Customer, affiliate and advertiser relationships	$84,421	$(11,218)	$73,203
Trademark, trade name and domain name	18,184	(1,592)	16,592
Developed technology	8,015	(4,061)	3,954
Covenants not to compete	10,494	(1,998)	8,496
Total intangible assets	$121,114	$(18,869)	$102,245

The Company recognized amortization expense on intangible assets of $5.7 million and $1.2 million for the three-month periods ended March 31, 2006 and 2005, respectively. Estimated intangible asset amortization expense for the succeeding five years and thereafter is as follows (in thousands):

Nine months ending December 31, 2006	$16,125
2007	$18,162
2008	$15,344
2009	$12,486
2010	$12,159
2011	$10,563
Thereafter	$11,658

6.           ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $5.0 million and $4.7 million at March 31, 2006 and December 31, 2005, respectively.

7.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	33,064	31,734
Furniture and equipment	4,135	3,936
Leasehold improvements	2,619	2,440
Vehicles	74	74
	42,692	40,984
Less: accumulated depreciation and amortization	(25,617)	(23,475)
Total property and equipment, net	$17,075	$17,509

8.           MARKETABLE SECURITIES

Marketable securities as of March 31, 2006 consisted of high-grade municipal, corporate and U.S. government agencies obligations. All of the Company’s investments in marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity within the accumulated other comprehensive income (loss) balance.

Marketable securities at March 31, 2006 had an aggregate cost of $200.5 million and an estimated fair value of $199.4 million. Marketable securities at December 31, 2005 had an aggregate cost and estimated fair value of $195.1 million and $193.9 million, respectively.

9.           COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former directors, officers and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer liability insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Action

Parrisch et al v. Fastclick, Inc.

Prior to closing the acquisition of Fastclick, its former directors and the Company were named as defendants in a putative class action complaint filed in August 2005 in the Court of Chancery, County of New Castle, State of Delaware by Walter Parrisch, on behalf of himself and the other Fastclick stockholders. The complaint alleged, among other things, that the offer and merger would be a breach of fiduciary duty and that the indicated exchange ratio was unfair to the stockholders of Fastclick. The complaint sought, among other things, injunctive relief against consummation of the offer and merger, damages in an unspecified amount and rescission in the event the offer and merger occurred. The Company believes the claims are without merit. This complaint was dismissed without prejudice in March 2006.

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

 10.        STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a $10 million Stock Repurchase Program (“the Program”) to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. An additional $100 million was authorized under the Program in May 2006. Under the Program, the purchases are funded from available working capital, and the repurchased shares may be retired, held in treasury or used for ongoing stock issuances such as issuances under Company stock plans. All shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of

March 31, 2006, and since the initiation of the Program, the Company has repurchased approximately 25.7 million shares of the Company’s common stock for approximately $75.9 million. Including the $100 million approved in May 2006, up to an additional $119.1 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Program.

11.        NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2006	2005
Net income	$9,789	$8,683

Weighted-average common shares outstanding—basic	102,026	82,300
Dilutive effect of stock options	2,762	2,954
Number of shares used to compute net income per common share—diluted	104,788	85,254

Net income per common share:
Basic	$0.10	$0.11
Diluted	$0.09	$0.10

Stock options to purchase approximately 2,039,000 and 625,000 shares of common stock during the three-month periods ended March 31, 2006 and 2005, respectively, were outstanding but excluded from the computation of diluted net income per common share because the exercise price for these stock options was greater than the average market price of the Company’s shares of common stock during the respective periods.

12.        RELATED PARTY TRANSACTIONS

In connection with the Webclients acquisition completed in June 2005, the Company assumed certain lease obligations with a property management partnership owned in part by management of Webclients who remain employees of the Company. For the three months ended March 31, 2006, the Company recorded $118,000 in facilities expense associated with this operating lease agreement. As of March 31, 2006, the Company has an outstanding amount due to this unaffiliated entity of $7,000, which is reflected in accounts payable and accrued expenses.

13.        SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenues from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

In periods prior to September 30, 2005, management utilized gross profit as the operating measure for assessing the performance of each business segment. As a result of the acquisitions of Fastclick, Webclients and E-Babylon in the period from June 2005 through September 2005 as described in note 4, management now utilizes an internal management reporting process that places more emphasis on income from operations before stock-based compensation, amortization of intangible assets, restructuring benefit, net, and corporate expenses for making business and financial decisions and allocating resources. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers, including audit and legal; insurance; and other corporate expenses. Income from operations by segment, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets, restructuring benefit, net, and corporate expenses. All prior periods have been adjusted for the new presentation.

Revenue and income from operations, by segment, are as follows (in thousands):

	Revenue		Segment Income from Operations
	Three-month Period Ended March 31,
	2006	2005	2006	2005

Media	$92,392	$28,720	$19,509	$5,501
Affiliate Marketing	22,286	18,663	12,845	10,140
Technology	5,361	6,237	1,377	1,909
Inter-segment revenue	(2,752)	(2,206)	—	—
Total	$117,287	$51,414	$33,731	$17,550

A reconciliation of segment income from operations, which excludes stock-based compensation, amortization of intangible assets, restructuring benefit, net, and corporate expenses to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended March 31,
	2006	2005

Segment income from operations	$33,731	$17,550
Corporate expenses	(8,612)	(3,703)
Stock-based compensation	(3,320)	(54)
Amortization of intangible assets	(5,655)	(1,237)
Restructuring benefit, net	—	202
Consolidated income from operations	$16,144	$12,758

Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, approximating $692,000 and $4.8 million, respectively, for the three-month period ended March 31, 2006 and $1.4 million and $3.0 million, respectively, for the three-month period ended March 31, 2005.

Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing and Technology segments was approximately $1.2 million, $560,000 and $496,000, respectively, for the three-month period ended March 31, 2006; and approximately $483,000, $669,000 and $383,000, respectively, for the three-month period ended March 31, 2005.

The Company’s operations are domiciled in the United States with operations in Europe through its wholly-owned subsidiaries, ValueClick Europe, ValueClick France, ValueClick Germany, and Pricerunner AB. Revenue is attributed to individual countries based upon the country in which the customer is located.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended March 31,
	2006	2005

United States	$105,306	$42,028
Europe	14,733	11,592
Inter-segment revenue	(2,752)	(2,206)
Total	$117,287	$51,414

	Income from Operations
	Three-month Period Ended March 31,
	2006	2005

United States	$15,902	$11,376
Europe	242	1,382
Total	$16,144	$12,758

For the three-month periods ended March 31, 2006 and 2005, no customer comprised more than 10% of total revenue. At March 31, 2006 and December 31, 2005, no customer comprised more than 10% of accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2005, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

Overview

ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or “the Company” or, in the first person, “we”, “us” and “our”) is one of the world’s largest and most comprehensive online marketing services companies. We sell targeted and measurable online advertising campaigns and programs to approximately 6,000 advertisers and advertising agency clients, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

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

In addition, we offer software that manages the targeting and delivery of website display ads and emails for customers with their own online consumer relationships, as well as software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes.

We derive our revenue from three business segments, based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology, which are described in more detail below.

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, HiSpeed Media, completed in December 2003, Pricerunner, completed in August 2004, Webclients and E-Babylon, both completed in June 2005, and Fastclick, completed in September 2005. Our strategic expansion and subsequent integration within the Media segment has increased our presence in interactive marketing with powerful offerings that are provided to advertiser and advertising agency clients in the following product categories: display advertising, lead generation marketing, email marketing, search marketing, and online comparison shopping. Our Media services are sold on a variety of pricing models, including cost-per-thousand-impression (“CPM”), cost-per-click (“CPC”), cost-per-lead (“CPL”), and cost-per-action (“CPA”). We also sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites.

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

Affiliate Marketing revenues are driven primarily by a combination of fixed fees and variable compensation that is based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

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

The following table provides revenue, gross profit, operating expenses, and income from operations information (in thousands) for each of our three business segments. Segment income from operations excludes stock-based compensation, amortization of intangible assets, restructuring benefit, net, and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers, including audit and legal; insurance; and other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations is also provided in the following table.

Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, approximating $692,000 and $4.8 million, respectively, for the three-month period ended March 31, 2006 and $1.4 and $3.0 million, respectively, for the three-month period ended March 31, 2005.

	Three-month Period Ended March 31,
	2006	2005

Media
Revenue	$92,392	$28,720
Gross profit	54,267	17,094
Operating expenses	34,758	11,593
Segment income from operations	$19,509	$5,501

Affiliate Marketing
Revenue	$22,286	$18,663
Gross profit	19,763	16,169
Operating expenses	6,918	6,029
Segment income from operations	$12,845	$10,140

Technology
Revenue	$5,361	$6,237
Gross profit	4,036	4,846
Operating expenses	2,659	2,937
Segment income from operations	$1,377	$1,909

Total segment income from operations	$33,731	$17,550
Corporate expenses	(8,612)	(3,703)
Stock-based compensation	(3,320)	(54)
Amortization of intangible assets	(5,655)	(1,237)
Restructuring benefit, net	—	202
Consolidated income from operations	$16,144	$12,758

Reconciliation of segment revenue:
Media	$92,392	$28,720
Affiliate Marketing	22,286	18,663
Technology	5,361	6,237
Inter-segment revenue	(2,752)	(2,206)
Consolidated revenue	$117,287	$51,414

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

Revenue. Consolidated net revenue for the three-month period ended March 31, 2006 was $117.3 million, representing a 128.1% increase over the net revenue in the same period of 2005 of $51.4 million.

Media segment revenue increased to $92.4 million for the three-month period ended March 31, 2006 compared to $28.7 million for the same period in 2005. The increase of $63.7 million, or 221.7%, in Media segment revenue was primarily attributable to the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005, and growth in our other U.S. and European media operations. As a result of the integration activities related to these acquisitions during the three-month period ended March 31, 2006, we are unable to quantify the revenue directly attributable to these acquired businesses for the three-month period ended March 31, 2006. Please refer to note 4 “Recent Business Combinations” to the condensed consolidated financial statements for consolidated pro-forma revenue and net income information. With our recent acquisitions and the overall growth in online advertising, we expect our Media segment revenue to continue to increase.

Affiliate Marketing segment revenue increased to $22.3 million for the three-month period ended March 31, 2006 compared to $18.7 million in the same period in 2005. This increase of $3.6 million, or 19.4%, was due to a continued increase in the number of customers and an increase in transaction volumes associated with both new and existing customers.

Technology segment revenue was $5.4 million for the three-month period ended March 31, 2006 compared to $6.2 million for the same period in 2005, a decrease of $876,000, or 14.0%. The decrease in revenue was primarily related to lower volumes of ad serving for existing clients during the quarter ended March 31, 2006 as compared to the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our Media and Affiliate Marketing segment revenue will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit. Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers on ValueClick’s online advertising networks. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Consolidated cost of revenue was $39.2 million for the three-month period ended March 31, 2006 compared to $13.3 million for the same period in 2005, an increase of $25.9 million, or 194.9%. The consolidated gross margin declined to 66.5% for the three-month period ended March 31, 2006 compared to 74.1% for the same period in 2005. The decrease in consolidated gross margin was primarily due to the much higher mix of Media segment revenue in the first quarter of 2006 compared to the same period in 2005.

Cost of revenue for the Media segment increased $26.5 million, or 227.9%, to $38.1 million for the three-month period ended March 31, 2006 compared to $11.6 million for the same period in 2005. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin decreased to 58.7% for the three-month period ended March 31, 2006 compared to 59.5% for the same period in 2005. The decrease in Media segment gross margin is due to the inclusion of the operating results of Fastclick, acquired in September 2005. Fastclick historically has generated a lower overall gross margin than the Company’s historical Media segment gross margin.

Cost of revenue for the Affiliate Marketing segment remained consistent at $2.5 million for the three-month periods ended March 31, 2006 and 2005. Our Affiliate Marketing gross margin increased to 88.7% for the first quarter of 2006 from 86.6% for the same period in 2005. This increase was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting higher revenue levels, and lower depreciation expense. As the gross margin for the Affiliate Marketing segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Technology segment cost of revenue was $1.3 million for the three-month period ended March 31, 2006 compared to $1.4 million for the same period in 2005. Our technology segment gross margin decreased to 75.3% for the three-month period ended March 31, 2006 from 77.7% for the same period in 2005 due to lower revenue and higher depreciation expense. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing,

network development and related support teams, online advertising costs, sales commissions, travel, advertising, trade shows, and marketing materials. Total sales and marketing expenses for the three-month period ended March 31, 2006 were $31.4 million compared to $11.3 million for the same period in 2005, an increase of $20.1 million, or 176.5%. Sales and marketing expenses increased due primarily to the inclusion of sales and marketing expenses for Webclients, acquired in June 2005, and Fastclick, acquired in September 2005, both of which are included in the Media segment. Additionally, an increase in online advertising costs of approximately $4.8 million related to our lead generation activities, an increase in stock-based compensation of approximately $1.3 million, offline advertising campaigns totaling approximately $1.0 million, and increases in our worldwide sales staff contributed to the increase in sales and marketing expenses. Our sales and marketing costs as a percentage of revenue increased to 26.7% for the three-month period ended March 31, 2006 compared to 22.1% for the same period in 2005, primarily driven by the higher online advertising costs, stock-based compensation, and offline advertising costs described above. We expect total sales and marketing costs to continue to increase as a result of the expected overall growth in our business.

General and Administrative. General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, professional services fees, and insurance costs. Total general and administrative expenses increased to $16.8 million, or 14.4% of revenue, for the three-month period ended March 31, 2006 compared to $8.6 million, or 16.6% of revenue, for the same period in 2005, an increase of $8.2 million, or 96.8%. General and administrative expenses increased primarily due to the inclusion of general and administrative expenses for E-Babylon, Webclients and Fastclick, an increase of $3.3 million in professional services fees, including those associated with the restatement of our 2004 consolidated financial statements, an increase of $1.3 million in stock-based compensation, and increased salary and related costs to support both the growth in our business and compliance with Sarbanes-Oxley.

Technology. Technology costs include expenses associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. Technology costs for the three-month period ended March 31, 2006 were $8.0 million, or 6.9% of revenue, compared to $4.4 million, or 8.6% of revenue, for the same period in 2005, an increase of $3.6 million, or 82.2%. The increase in technology expenses was due primarily to the acquisitions of E-Babylon, Webclients and Fastclick, increased stock-based compensation of approximately $666,000, and the overall growth in our business.

Segment Income from Operations. Media segment income from operations for the three-month period ended March 31, 2006 increased 254.6% to $19.5 million, from $5.5 million in the same period of the prior year, and represented 21.1% and 19.2% of Media segment revenue in these respective periods. The increase of $14.0 million in Media segment income from operations was largely attributable to the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005, and the operating leverage associated with the higher revenue generated by our historical businesses as described above.

Affiliate Marketing segment income from operations for the three-month period ended March 31, 2006 increased 26.7% to $12.8 million, from $10.1 million in the same period of the prior year, and represented 57.6% and 54.3% of Affiliate Marketing segment revenue in these respective periods. The increase of $2.7 million in Affiliate Marketing segment income from operations was attributable to the higher revenue and gross margin as described above.

Technology segment income from operations for the three-month period ended March 31, 2006 decreased 27.9% to $1.4 million, from $1.9 million in the same period of the prior year, and represented 25.7% and 30.6% of Technology segment revenue in these respective periods. The decrease in Technology segment income from operations was attributable to the lower revenue and gross margin as described above.

Stock-Based Compensation. The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) as of January 1, 2006. SFAS 123(R) requires the Company to recognize stock-based compensation expense equal to the grant date fair value of stock options issued to employees and directors. Prior to January 1, 2006, the Company did not record any stock-based compensation expense for stock options granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for the three-month period ended March 31, 2006 amounted to $3.3 million compared to $54,000 for the three-month period ended March 31, 2005. The increase of $3.2 million was due to $2.6 million of expense recognized under SFAS 123(R) and $725,000 associated with 0.3 million share-equivalent Stock Appreciation Rights (“SARs”) issued to certain former employees of Fastclick in October 2005. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The SARs are settled in cash upon vesting.

The Company currently anticipates total stock-based compensation expense, including the impact of SFAS 123(R) and the SARs, in the range of approximately $13 million to $14 million for the year-ending December 31, 2006. Such amounts may change as a result of higher or lower than anticipated grants to new and existing employees, differences between actual and estimated forfeitures, fluctuations in the market value of our common stock, modifications to our stock option programs, or other factors.

Restructuring Benefit, net. During the first quarter of 2005, we reversed a previously established restructuring allowance of $588,000, based on a decision made to not exercise a lease buyout provision that would have allowed us to terminate the lease related to a facility originally vacated in 2002 and reoccupied in 2004. Additionally, in the first quarter of 2005, we relocated to new principal corporate facilities and vacated several premises that we had been occupying under operating leases with varying remaining lease terms. In connection with the relocation, we recorded a lease exit charge of $386,000 equal to the future lease payments we will continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income. There was no lease exit charge or benefit recognized by the Company during the quarter ended March 31, 2006. We may incur additional restructuring charges in the future if we are required to make changes to sublease assumptions related to our vacated facilities.

Amortization of Intangible Assets. Amortization of intangible assets for the three-month period ended March 31, 2006 was $5.7 million compared to $1.2 million in the first quarter of 2005. The increase compared to the first quarter of 2005 was due to the intangible assets purchased in the E-Babylon, Webclients and Fastclick acquisitions. We currently anticipate amortization expense of approximately $21.5 million for the year-ending December 31, 2006.

Interest Income, net. Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on our capital lease obligations. Interest income, net, was $1.9 million for the three-month period ended March 31, 2006 compared to $1.4 million for the same period in 2005. The increase was primarily attributable to the effects of increasing average investment yields as a result of interest rate increases throughout 2005 and the first quarter of 2006.

Income Tax Expense. For the three-month period ended March 31, 2006, we recorded an income tax expense of $8.3 million compared to $5.4 million for the same period in 2005. The increase in the effective income tax rate for the three-month period ended March 31, 2006 to 45.8% from 38.5% in the same period of the prior year was primarily due to the higher profit contribution from our domestic operations that are generally subject to higher tax rates than our international operations and the impact of SFAS 123(R). SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of stock-based compensation expense for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. We do not recognize a tax benefit for stock-based compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective tax rate during any given accounting period, depending upon the exercise patterns of our employees and directors related to ISOs.

Liquidity and Capital Resources

Since our inception and through the first quarter of 2006, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At March 31, 2006, our combined cash and cash equivalents and marketable securities balances totaled $259.9 million.

Net cash provided by operating activities totaled $17.5 million for the three months ended March 31, 2006 compared to $14.8 million in 2005. The increase from 2005 was due primarily to an increase in income from operations of $3.4 million plus higher depreciation and amortization expense of $5.1 million and higher non-cash stock-based compensation of $2.6 million, offset by a net increase in the benefit from deferred income taxes of $1.7 million, negative working capital changes of $3.0 million, and $2.5 million of tax benefit from stock option exercises that was classified in the consolidated statement of cash flows as cash flows from operating activities in 2005. In periods prior to January 1, 2006, the tax benefits from stock option exercises were classified as an operating activity. However, beginning January 1, 2006 with the adoption of SFAS 123(R), excess tax benefits from stock option exercises are required to be classified as a financing activity in the consolidated statement of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to recognized stock-based compensation costs for such stock options.

Net cash used in investing activities for the three months ended March 31, 2006 of $8.6 million was primarily the result of net purchases of marketable securities of $5.4 million, $2.2 million of equipment purchases, and $1.0 million of additional consideration related to our acquisition of HiSpeed Media in December 2003. The net cash used in investing activities for the three months ended March 31, 2005 of $5.2 million was the result of net purchases of marketable securities of $2.1 million, $2.1 million of equipment purchases, and $1.0 million of additional consideration related to our acquisition of HiSpeed Media.

Net cash provided by financing activities of $4.5 million for the three months ended March 31, 2006 was primarily attributable to proceeds of $1.7 million received from the exercises of stock options and $2.9 million of excess tax benefits from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2005 of $3.3 million was primarily attributable to proceeds received from the exercises of stock options.

Stock Repurchase Program

In September 2001, the board of directors authorized a $10 million Stock Repurchase Program (“the Program”) to purchase outstanding shares of ValueClick common stock from time to time at prevailing market prices in the open market or through unsolicited negotiated transactions depending on market conditions. The Program was increased by the board of directors to $30 million in February 2002, to $50 million in July 2002, to $75 million in November 2002, and to $95 million in August 2004. An additional $100 million was authorized under the Program in May 2006. Under the Program, the purchases are funded from available working capital, and the repurchased shares may be retired, held in treasury or used for ongoing stock issuances such as issuances under Company stock plans. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2006, and since the initiation of the Program, the Company has repurchased approximately 25.7 million shares of the Company’s common stock for approximately $75.9 million. Including the $100 million approved in May 2006, up to an additional $119.1 million of the Company’s capital may be used to purchase shares of the Company’s outstanding common stock under the Program.

Commitments and Contingencies

As of March 31, 2006, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2012. There have been no significant changes to our commitments in the three-month period ended March 31, 2006.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former directors, officers and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer liability insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers, and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

We believe that our existing cash and cash equivalents and our marketable securities are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts receivable, investments, stock-based compensation, income taxes, impairment of goodwill and other intangible assets, and contingencies and litigation. We base our estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

Our Affiliate Marketing and Technology segments revenue is generated primarily from fees for campaign management services, application management services and professional services. Campaign management services revenue and professional services revenue are recognized when the related services are performed, provided no significant obligations remain, collection of the resulting receivable is reasonably assured and fees are fixed or determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured and the fees are fixed or determinable. Application management services provide customers rights to access software applications, hardware for the application access and customer service. Our customers do not have the right to take possession of the software at any time during or after the hosting agreement. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position (“SOP”) 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” our revenue recognition for our Affiliate Marketing and Technology segments is outside the scope of SOP No. 97-2, “Software Revenue Recognition.” Additionally, consistent with the provisions of EITF Issue No. 99-19, the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any publisher expenses are the responsibility of the Company’s advertising customer. Contracts for application management services that provide for additional payments if usage exceeds designated minimum monthly, quarterly or annual volume levels are recognized as revenue in the month, quarter or year in which minimum volume is exceeded.

Our affiliate marketing customers have return policies that allow their consumers to return previously purchased products under certain circumstances. Based upon the terms of our agreements with our affiliate marketing customers, when one of their consumers returns a product, we are required to refund the transaction fees that we earned related to the original consumer purchase. We also experience direct sales returns related to our e-commerce customers based upon the terms of our transactions with these customers. For revenue transactions subject to a right of return, we are required to record a provision for sales returns, which is recorded as a reduction to our revenue, based upon an estimate of the amount of future returns. In determining our estimate for future returns, we rely upon historical returns data relative to historical sales volumes and known facts and circumstances that may not be reflected in the historical returns information. Historically, actual returns have not significantly differed from our estimates. However, factors including changes in the economic and industry environment may result in future actual returns experience that is different than our estimates.

During the three months ended March 31, 2006 and 2005, we recorded a provision for sales returns of approximately $1.9 million and $1.5 million, respectively, as a reduction to our revenue. The increase in the provision for sales returns is a result of higher affiliate marketing revenue and e-commerce revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the March 31, 2006 allowance for sales returns of less than $100,000 and a corresponding reduction in revenue for the three-month period then ended.

•  Allowance for Doubtful Accounts Receivable.  We estimate our allowance for doubtful accounts receivable using two methods. First, we evaluate specific accounts where information indicates the customers may have an inability to meet financial obligations, such as due to bankruptcy, and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. Second, an allowance is established for all customers based on a range of loss percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience. The amounts calculated from each of these methods are analyzed to determine the total amount of the allowance. Historically, actual write-offs of doubtful accounts receivable have not significantly differed from our estimates. However, factors including higher than expected default rates may result in future write-offs greater than our estimates.

As of March 31, 2006 and December 31, 2005, we recorded an allowance for doubtful accounts receivable of $5.0 million and $4.7 million, respectively. The March 31, 2006 allowance for doubtful accounts receivable represents an allowance percentage of 6% of our gross accounts receivable balance. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the March 31, 2006 allowance for doubtful accounts receivable of approximately $800,000 and a corresponding decrease in our operating income for the three-month period then ended.

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

As of March 31, 2006, we have net unrealized losses of $1.2 million on a marketable securities portfolio with a total fair value of $199.4 million. Our marketable securities portfolio consists of high-grade municipal, corporate and U.S. government agencies obligations. Management has determined that the unrealized losses as of March 31, 2006 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of March 31, 2006, if the determination was made that the current decline in market value of certain investments was other than temporary, the related impairment charge could be as much as $1.2 million. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of bond issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater that this amount.

• Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards issued to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning January l, 2006.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Our condensed consolidated financial statements as of and for the three-month period ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three-month period ended March 31, 2006 was $3.3 million, which consisted of stock-based compensation expense related to employee and director stock options of $2.6 million and stock-based compensation expense related to Stock Appreciation Rights (“SARs”) of $725,000. For the three-month period ended March 31, 2005, we recorded stock-based compensation expense of $54,000 related to stock options assumed in business combinations.

SFAS 123(R) requires us to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We calculated the estimated fair value of our stock options on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-Month Period Ended March 31,
	2006	2005
Risk-free interest rates	4.6%	3.2%
Expected lives (in years)	3.6	2.5
Dividend yield	0%	0%
Expected volatility	50%	59%

The Company’s computation of expected volatility for the three-month period ended March 31, 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. The Company estimated the expected life of each grant in 2006 as the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Based upon the assumptions listed in the above table, the weighted-average grant date fair value of stock options issued during the three-month period ended March 31, 2006 was $7.09. The value of the portion of stock options that are ultimately expected to vest is recognized as an expense over the requisite service periods. If our expectations regarding the number of stock options that ultimately vest are incorrect, we may experience unexpected volatility in the stock-based compensation expense ultimately recorded in any given period.

The fair value of stock options, as determined by the Black-Scholes option-pricing model, can vary significantly depending on the assumptions used. For example, a significant increase to either the weighted-average expected lives or expected volatility assumptions will result in a higher stock option fair value. Holding all other assumptions steady, if our estimate of the weighted-average expected lives were to increase by a factor of 10% from 3.6 years to 4.0 years, the weighted-average fair value of stock options issued during the three-month period ended March 31, 2006 would have increased to $7.52, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options, of approximately $377,000. Further, holding all other assumptions steady, if our estimate of weighted-average expected volatility were to increase by a factor of 10% from 50% to 55%, the weighted-average fair value of stock options issued during the three-month period ended March 31, 2006 would have increased to $7.62, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options, of approximately $464,000.

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

• Impairment of Goodwill and Other Intangible Assets.  Our long-lived assets include goodwill and other intangible assets with net balances of $272.6 million and $96.5 million, respectively, as of March 31, 2006. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st and between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of March 31, 2006 and December 31, 2005, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: U.S. media (excluding HiSpeed Media); Europe media; and HiSpeed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach. Significant judgments required to estimate the fair value of reporting units include, but are not limited to, estimating future revenue growth rates, estimating future operating margins and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could result in goodwill impairment. Based on our goodwill impairment testing for the year ended December 31, 2005, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of and during the quarter ended March 31, 2006 that would have required us to perform an interim test for impairment of our goodwill.

We amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment. There was no impairment of our other intangible assets as of March 31, 2006.

• Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three-month periods ended March 31, 2006 and 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio management. We invest a portion of our excess cash in debt instruments of high-quality corporate issuers, municipal and government agencies and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate, interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Marketable securities as of March 31, 2006 consisted of high-grade municipal, corporate and U.S. government agencies securities with maturities of less than two years. Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for auction-rate securities to be weighted based on the auction reset date. As of March 31, 2006, our investments in marketable securities had a weighted-average time to maturity of approximately 255 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of March 31, 2006, unrealized losses in our investments in marketable securities aggregated $1.2 million.

During the quarter ended March 31 2006, our investments in marketable securities yielded an effective annual interest rate of 3.39%. If interest rates were to decrease 100 basis points on a sustained, parallel basis, the result would be an annual decrease in our interest income related to our marketable securities of approximately $2.0 million. However, due to the uncertainty of the actions that would be taken in such a scenario and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is related to revenue and operating expenses for our European subsidiaries, which denominate their transactions primarily in British Pounds, Euros and Swedish Krona. The effect of foreign currency exchange rate fluctuations for the three-month period ended March 31, 2006 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result would be a reduction in revenue of approximately $6.6 million, a reduction in income before income taxes of less than $0.8 million and a reduction of net assets, excluding intercompany balances, of approximately $6.3 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2006, we had $29.3 million in cash and cash equivalents denominated in foreign currencies, including the British Pound, Euro and Swedish Krona.

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

(b)          Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of our ongoing integration activities related to our acquisitions of Webclients and Fastclick, both wholly-owned subsidiaries acquired during 2005, we continued the process of incorporating our internal control over financial reporting into these acquired businesses during the three-month period ended March 31, 2006.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 31, 2006 under the heading “Legal Proceedings” for a discussion of litigation involving us.

Parrisch et al v. Fastclick, Inc.

Prior to closing the acquisition of Fastclick, its former directors and the Company were named as defendants in a putative class action complaint filed in August 2005 in the Court of Chancery, County of New Castle, State of Delaware by Walter Parrisch, on behalf of himself and the other Fastclick stockholders. The complaint alleged, among other things, that the offer and merger would be a breach of fiduciary duty and that the indicated exchange ratio was unfair to the stockholders of Fastclick. The complaint sought, among other things, injunctive relief against consummation of the offer and merger, damages in an unspecified amount and rescission in the event the offer and merger occurred. The Company believes the claims are without merit. This complaint was dismissed without prejudice in March 2006.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business. We consummated the acquisitions of Search123, Commission Junction, HiSpeed Media, Pricerunner, E-Babylon, Webclients, and Fastclick on May 30, 2003, December 7, 2003, December 17, 2003, August 6, 2004, June 13, 2005, June 24, 2005, and September 29, 2005, respectively. Because of the number of acquisitions we completed in the past several years, the differences in the customer base and functionality of Search123, Commission Junction, HiSpeed Media, Pricerunner, E-Babylon, Webclients, and Fastclick and our products, these acquisitions may present materially higher product, sales and marketing, customer support, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 78.8% of our revenue for the three-month period ended March 31, 2006 in part by delivering advertisements that generate impressions, click-throughs and other actions to our advertisers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click rates have always been low and may decline as the number of banner advertisements on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; and direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

 Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers (“ISPs”), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. Google has made available offline public-domain works through its search engine, which creates additional competition for advertisers. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical and sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

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

WE WILL BE DEPENDENT UPON TECHNOLOGIES, INCLUDING OUR MOJO, MEDIAPLEX SYSTEMS, COMMISSION JUNCTION, HISPEED MEDIA, SEARCH123, PRICERUNNER, WEBCLIENTS, AND FASTCLICK TECHNOLOGIES, FOR OUR FUTURE REVENUE, AND IF THESE TECHNOLOGIES DO NOT GENERATE SUFFICIENT REVENUE, OUR BUSINESS WOULD BE HARMED.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of March 31, 2006, we have total intangible assets, including goodwill, of $369.1 million. We are required under accounting principles generally accepted in the United States to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets in determined.

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

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES, AND RECENTLY ADOPTED CHANGES IN ACCOUNTING FOR EQUITY COMPENSATION WILL ADVERSELY AFFECT EARNINGS.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly-qualified personnel. A portion of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, beginning January 1, 2006 the Company is required to record stock-based compensation expense related to stock options. This requirement has negatively impacted net income for the three-month period ended March 31, 2006 and will also negatively impact net income for future periods. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)          Exhibits:

Exhibit Number	Exhibit Description

10.16(1)	2006 Q1 Executive Incentive Compensation Plan

10.17(2)	Executive Incentive Compensation Plan approved on April 28, 2006

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006

(1)             Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by ValueClick on February 22, 2006.

(2)             Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by ValueClick on May 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ SCOTT H. RAY
Scott H. Ray
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 10, 2006