Form 10-Q
period 2006-06-30
VALUECLICK INC/CA
filed 2006-08-09
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 3, 2006 was 95,875,998.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,398	$46,875
Marketable securities, at fair value	139,169	193,908
Accounts receivable, net	93,552	74,636
Inventories	2,355	1,349
Prepaid expenses and other current assets	4,437	3,356
Deferred tax assets	7,763	6,619
Total current assets	295,674	326,743
Property and equipment, net	17,579	17,509
Goodwill	273,195	273,215
Intangible assets, net	91,360	102,245
Other assets	1,480	1,149
TOTAL ASSETS	$679,288	$720,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$61,132	$65,897
Income taxes payable	4,183	880
Capital lease obligations	52	169
Total current liabilities	65,367	66,946
Income taxes payable, less current portion	31,117	17,745
Deferred tax liabilities	14,088	16,771
Other non-current liabilities	597	856
TOTAL LIABILITIES	111,169	102,318

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 96,808,000 and 101,897,934 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	97	102
Additional paid-in capital	592,412	617,612
Deferred stock-based compensation	—	(638)
Accumulated other comprehensive loss	(127)	(2,958)
(Accumulated deficit) retained earnings	(24,263)	4,425
Total stockholders’ equity	568,119	618,543
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,288	$720,861

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three-month Period Ended June 30,
	2006	2005
	(Unaudited)

Revenue	$130,028	$54,572
Cost of revenue	42,126	13,768
Gross profit	87,902	40,804
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,173 and $20 for 2006 and 2005, respectively)	37,641	15,064
General and administrative (includes stock-based compensation of $1,397 and $17 for 2006 and 2005, respectively)	11,377	8,700
Technology (includes stock-based compensation of $626 and $8 for 2006 and 2005, respectively)	8,267	4,686
Amortization of intangible assets	5,450	1,448
Restructuring expense, net	—	206
Total operating expenses	62,735	30,104

Income from operations	25,167	10,700
Interest income, net	2,005	1,420
Income before income taxes	27,172	12,120
Income tax expense	12,728	5,353
Net income	$14,444	$6,767

Other comprehensive income:
Foreign currency translation	2,381	(1,503)
Change in market value of marketable securities, net of tax	(48)	1,010
Comprehensive income	$16,777	$6,274

Basic net income per common share	$0.14	$0.08
Diluted net income per common share	$0.14	$0.08

Weighted-average shares used to calculate net income per common share:
Basic	101,265	82,641
Diluted	103,459	84,930

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Six-month Period Ended June 30,
	2006	2005
	(Unaudited)

Revenue	$247,315	$105,986
Cost of revenue	81,363	27,073
Gross profit	165,952	78,913
Operating expenses:
Sales and marketing (includes stock-based compensation of $2,449 and $45 for 2006 and 2005, respectively)	69,015	26,412
General and administrative (includes stock-based compensation of $2,763 and $34 for 2006 and 2005, respectively)	28,208	17,253
Technology (includes stock-based compensation of $1,304 and $20 for 2006 and 2005, respectively)	16,313	9,101
Amortization of intangible assets	11,105	2,685
Restructuring expense, net	—	4
Total operating expenses	124,641	55,455

Income from operations	41,311	23,458
Interest income, net	3,923	2,780
Income before income taxes	45,234	26,238
Income tax expense	21,001	10,788
Net income	$24,233	$15,450

Other comprehensive income:
Foreign currency translation	2,846	(2,126)
Change in market value of marketable securities, net of tax	(15)	412
Comprehensive income	$27,064	$13,736

Basic net income per common share	$0.24	$0.19
Diluted net income per common share	$0.23	$0.18

Weighted-average shares used to calculate net income per common share:
Basic	101,643	82,471
Diluted	104,120	85,091

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

							Accumulated	Retained
					Additional	Deferred	Other	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity

Balance at December 31, 2005	—	$—	101,897,934	$102	$617,612	$(638)	$(2,958)	$4,425	$618,543

Reclassification of deferred stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(638)	638	—	—	—

Stock-based compensation expense	—	—	—	—	5,414	—	—	—	5,414

Exercise of common stock options	—	—	761,031	1	2,808	—	—	—	2,809

Tax benefit from stock option exercises	—	—	—	—	2,683	—	—	—	2,683

Repurchase and retirement of common stock	—	—	(5,850,965)	(6)	(35,467)	—	—	(52,921)	(88,394)

Comprehensive income:

Net income	—	—	—	—	—	—	—	24,233	24,233

Change in market value of marketable securities, net of tax	—	—	—	—	—	—	(15)	—	(15)

Foreign currency translation	—	—	—	—	—	—	2,846	—	2,846

Total comprehensive income									27,064

Balance at June 30, 2006	—	$—	96,808,000	$97	$592,412	$—	$(127)	$(24,263)	$568,119

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-month Period Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$24,233	$15,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,574	5,748
Restructuring expense, net	—	4
Provision for doubtful accounts receivable	1,401	314
Non-cash stock-based compensation	5,414	99
Benefit from deferred income taxes	(3,827)	(101)
Tax benefit from stock option exercises (net of excess tax benefit in 2006)	30	2,550
Changes in operating assets and liabilities, net of the effects of acquisitions	(9,294)	6,859
Net cash provided by operating activities	33,531	30,923

Cash flows from investing activities:
Purchases of marketable securities	(115,725)	(118,511)
Proceeds from the maturity and sale of marketable securities	170,449	146,686
Purchases of property and equipment	(4,754)	(3,740)
Acquisition of businesses, net of cash acquired	(1,000)	(137,249)
Net cash provided by (used in) investing activities	48,970	(112,814)

Cash flows from financing activities:
Repurchases and retirement of common stock	(88,394)	(5,657)
Proceeds from exercises of stock options	2,809	3,602
Proceeds from short-term debt	—	91,685
Repayment of capital lease obligations	(117)	(118)
Excess tax benefit from stock option exercises	3,296	—
Net cash (used in) provided by financing activities	(82,406)	89,512
Effect of foreign currency translations	1,428	(1,615)
Net increase in cash and cash equivalents	1,523	6,006

Cash and cash equivalents, beginning of period	46,875	28,295
Cash and cash equivalents, end of period	$48,398	$34,301

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

The Company’s Media segment offers advertisers and advertising agencies a range of online media solutions in the categories of display/Web advertising, lead generation marketing, email marketing, search marketing, and comparison shopping. The Company has aggregated thousands of online publishers to provide advertisers and advertising agencies with access to one of the largest online advertising networks. The Company also sells a limited number of consumer products directly to end-user customers through Company-owned e-commerce websites.

The Company’s Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

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

Basis of Presentation

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As allowed by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick, Inc.’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three- and six-month periods ended June 30, 2006 was $3.2 million and $6.5 million, respectively, which consisted of stock-based compensation expense related to employee and director stock options of $2.8 million and $5.4 million, respectively, and stock-based compensation expense related to Stock Appreciation Rights (“SARs”) of $377,000 and $1.1 million, respectively. For the three- and six-month periods ended June 30, 2005, the Company recorded stock-based compensation expense of $45,000 and $99,000 respectively, related to stock options assumed in business combinations. If not for the adoption of SFAS 123(R) in the first quarter of 2006, stock-based compensation expense under APB 25 would have been $476,000 and $1.3 million, respectively, including the impact of the SARs as described above, for the three and six-month periods ended June 30, 2006.  The impact of the adoption of SFAS 123(R) on basic and diluted net income per common share was as follows for the three- and six-month periods ended June 30, 2006:

	Three-month Period Ended June 30, 2006	Six-month Period Ended June 30, 2006

Basic	$0.02	$0.04
Diluted	$0.02	$0.04

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS 123(R).

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the recognition, measurement, derecognition, classification, and disclosures related to uncertain tax positions and interest and penalties related to uncertain tax positions. Specifically, FIN 48 establishes a “more-likely-than-not” criteria for evaluating whether an asset or a liability associated with an uncertain tax position should be recognized for financial reporting purposes. FIN 48 is effective for the Company as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

3.             STOCK-BASED COMPENSATION

1999 Stock Option Plan and 2002 Stock Incentive Plan

On May 13, 1999, the Board of Directors adopted and the stockholders approved the 1999 Stock Option Plan (“the 1999 Stock Plan”). A total of 5,000,000 shares of common stock were reserved for issuance under the 1999 Stock Plan.

On May 23, 2002, the Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively “the 2002 Stock Plan”). The total number of common shares reserved for issuance under the 2002 Stock Plan is 15,000,000, of which 3,606,467 shares were available for future grant at June 30, 2006.

The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options to, among other parties, employees, officers and directors of the Company. Stock options granted to new employees generally begin vesting on the new employee’s first date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro-rata monthly over the remaining three years, and expire five to ten years from the date of grant. Stock options granted to existing employees typically vest on a monthly pro-rata basis over a four-year period and expire five to ten years from the date of grant.  Stock options granted to directors generally vest over a two year period and expire ten years from the date of grant.

Assumed Stock Plans

Pursuant to the Company’s business combinations with Fastclick, Webclients, HiSpeed Media, Commission Junction, Be Free, Mediaplex, Z Media, and ClickAgents, the Company assumed the stock options and related plans as detailed below. No stock options are available for future grants under these plans.

Name of Plan	Number of Options	Exercise Prices Per Share	Maximum Exercise Term	Vesting Periods
Fastclick—2004 Stock Plan and 2000 Stock Plan	1,293,145	$0.26 to $15.14	10 years	Up to 4 years
Webclients—2004 Stock Incentive Plan	349,044	$10.39	10 years	Up to 4 years
HiSpeed Media—2001 Stock Incentive Plan	80,710	$1.99	10 years	Up to 4 years
Commission Junction—2001 Stock Incentive Plan and 1999 Stock Option Plan	1,217,693	$3.45 to $8.62	10 years	Up to 4 years
Be Free—1998 Stock Incentive Plan	4,164,875	$0.23 to $68.59	10 years	Up to 4 years
Mediaplex—1997 Stock Option Plan	2,762,912	$1.22 to $247.99	10 years	Up to 4 years
Z Media—Stock Option Plan	419,366	$0.26 to $7.91	10 years	Up to 4 years
ClickAgents—Stock Option Plan	427,269	$0.07 to $3.95	10 years	Up to 4 years

Plan Activity

The following table summarizes activity under all of the Company’s stock plans for the six-month period ended June 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)

Options outstanding at December 31, 2005	9,537,957	$10.11
Granted	1,247,625	$17.07
Exercised	(761,031)	$3.69
Forfeited/expired	(565,959)	$12.76
Options outstanding at June 30, 2006	9,458,592	$11.39	7.29	$49,249
Options vested at June 30, 2006 and expected to vest after June 30, 2006	9,029,961	$11.27	7.27	$48,333
Options exercisable at June 30, 2006	4,280,501	$9.33	6.72	$34,709

The total intrinsic value of stock options exercised during the three-month periods ended June 30, 2006 and 2005 was $2.2 million and $252,000, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2006 and 2005 was $10.1 million and $7.0 million, respectively. The weighted-average grant date fair value of stock options granted in the three-month periods ended June 30, 2006 and 2005 was $6.68 and $5.26, respectively. The weighted-average grant date fair value of stock options granted in the six-month periods ended June 30, 2006 and 2005 was $6.97 and $5.04, respectively.

As of June 30, 2006, there was $31.1 million of total unrecognized compensation expense related to unvested stock options. The remaining vesting period for such unvested stock options ranges up to 4 years, with a weighted-average remaining vesting period of 2.75 years.

Stock Appreciation Rights Plan

In October 2005, the Company issued 311,000 share-equivalent SARs to certain former employees of Fastclick. The purpose of the SARs was to provide certain individuals with an inducement to remain with the combined organization subsequent to the acquisition date. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The intrinsic value of the SARs that vest each quarter will be settled in cash the following quarter. The SARs are classified as liability awards in accordance with SFAS 123(R). As of June 30, 2006, 133,000 SARs remain unvested, with a weighted-average exercise price of $3.96, a weighted-average remaining contractual term of 0.6 years, and an aggregate intrinsic value of $1.5 million. No SARs have been issued subsequent to October 2005.

Valuation and Expense Information under SFAS 123(R)

In the three- and six-month periods ended June 30, 2006, the Company recognized stock-based compensation expense of $3.2 million and $6.5 million, respectively, which includes $2.8 million and $5.4 million, respectively, related to stock options and $377,000 and $1.1 million, respectively, related to SARs. The following table summarizes, by consolidated statement of operations line item for the three- and six-month periods ended June 30, 2006, the $2.8 million and $5.4 million, respectively, of stock-based compensation expense related to stock options that was recorded in accordance with the provisions of SFAS 123(R) (in thousands):

	Three-month Period Ended June 30, 2006	Six-month Period Ended June 30, 2006

Sales and marketing	$988	$1,906
General and administrative	1,327	2,548
Technology	504	960
Stock-based compensation expense related to stock options	2,819	5,414
Related income tax benefits	(740)	(1,336)
Stock-based compensation expense related to stock options, net of tax benefits	$2,079	$4,078

The Company has not capitalized as an asset any stock-based compensation costs.

Prior to adopting SFAS 123(R), the Company classified all tax benefits resulting from the exercise of stock options as an operating activity in the consolidated statements of cash flows. SFAS 123(R) requires cash flows resulting from such excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation expense for such stock options. Pursuant to the requirements of SFAS 123(R), $360,000 and $3.3 million, respectively, of excess tax benefits for the three- and six-month periods ended June 30, 2006 have been classified as a financing activity in the consolidated statements of cash flows.

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2006	2005	2006	2005
Risk-free interest rates	4.9%	3.7%	4.7%	3.5%
Expected lives (in years)	3.6	3.8	3.6	3.1
Dividend yield	0%	0%	0%	0%
Expected volatility	47%	57%	49%	58%

The Company’s computation of expected volatility for the three- and six-month periods ended June 30, 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. The Company estimated the expected life of each stock option granted in the six-month period ended June 30, 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted-average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.

Pro-forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on stock-based compensation expense, net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans during the three- and six-month periods ended June 30, 2005 (in thousands, except per share data):

	Three-month Period Ended June 30, 2005	Six-month Period Ended June 30, 2005

Net income, as reported	$6,767	$15,450
Add:
Stock-based compensation expense included in reported net income	45	99
Deduct:
Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(915)	(1,576)
Pro-forma net income	$5,897	$13,973

Net income per common share:
Basic—as reported	$0.08	$0.19
Diluted—as reported	$0.08	$0.18
Basic—pro forma	$0.07	$0.17
Diluted—pro forma	$0.07	$0.16

4.             RECENT BUSINESS COMBINATIONS

Fastclick. On September 27, 2005, the Company acquired 97% of the outstanding shares of Fastclick, Inc. common stock upon the closing of its tender offer for all shares of Fastclick common stock. On September 29, 2005, the Company acquired the remaining 3% of outstanding shares of Fastclick common stock, at which time Fastclick became a wholly-owned subsidiary of the Company. Fastclick provides online advertising services and technologies, and had developed a network of more than 9,000 third-party websites. Combined with ValueClick’s market leadership position in online media services, the addition of Fastclick to the Company’s suite of products and services positioned ValueClick as one of the largest online advertising network providers. This factor contributed to a purchase price in excess of the fair value of Fastclick’s net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

The results of Fastclick’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, October 1, 2005. The results of operations of Fastclick for the period from the closing of the tender offer at midnight on September 27, 2005 through September 30, 2005 were not significant. Under the terms of the merger agreement, ValueClick acquired all of the outstanding capital stock of Fastclick for an aggregate purchase price of $215.7 million, consisting of 15.6 million shares of ValueClick common stock valued at $202.5 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), stock options assumed valued at $12.6 million using the Black-Scholes option-pricing model, and transaction costs of the acquisition of $600,000.

Webclients. On June 24, 2005, the Company completed the acquisition of Webclients, a leading provider of online marketing services including lead generation, opt-in email distribution, and promotional and industry-focused online content. Webclients’ business activities complement the Company’s media and affiliate marketing businesses, and can be leveraged across the Company’s advertiser base. These factors contributed to a purchase price in excess of the fair value of Webclients’ net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

The results of Webclients’ operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, July 1, 2005. The results of operations of Webclients for the period from June 24, 2005 through June 30, 2005 were not significant. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of Webclients for an aggregate purchase price of $142.5 million, consisting of cash of $122.2 million, 1.8 million shares of ValueClick common stock valued at $18.4 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), stock options assumed valued at $1.5 million using the Black-Scholes option-pricing model, and transaction costs of the acquisition of $420,000.

E-Babylon.  On June 13, 2005, the Company completed the acquisition of E-Babylon, a leading marketer of ink jet cartridges and toner. E-Babylon expanded the Company’s e-commerce channel and provided an infrastructure with the capability to support all of the Company’s current e-commerce initiatives. These factors contributed to a purchase price in excess of the fair value of E-Babylon’s net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

The results of E-Babylon’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, June 1, 2005. The results of operations of E-Babylon for the period from June 1, 2005 through June 12, 2005 were not significant. Under the terms of the agreement, ValueClick acquired all of the outstanding capital stock of E-Babylon for an aggregate purchase price of $14.8 million, consisting of cash of $14.7 million and transaction costs of the acquisition of $112,000.

Pro-forma Results of Operations. The historical operating results of Fastclick, Webclients and E-Babylon have not been included in the Company’s historical consolidated operating results prior to their respective acquisition dates. Pro-forma results of operations for the three- and six-month periods ended June 30, 2005, as if these acquisitions had been effective as of January 1, 2005, are as follows (in thousands, except per share data):

	Three-month Period Ended June 30, 2006	Three-month Period Ended June 30, 2005
	(actual as reported)	(pro-forma)
Revenue	$130,028	$96,130
Net income	$14,444	$7,958
Basic net income per common share	$0.14	$0.08
Diluted net income per common share	$0.14	$0.08

	Six-month Period Ended June 30, 2006	Six-month Period Ended June 30, 2005
	(actual as reported)	(pro-forma)
Revenue	$247,315	$189,968
Net income	$24,233	$16,268
Basic net income per common share	$0.24	$0.16
Diluted net income per common share	$0.23	$0.16

These pro-forma results of operations are not necessarily indicative of future operating results.

5.             GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the six-month period ended June 30, 2006 were as follows (in thousands):

	Balance at December 31, 2005	Goodwill Adjustments	Balance at June 30, 2006
Reporting Units
Affiliate Marketing	$23,969	$(34)	$23,935
Technology	—	—	—
Media:
U.S. media	212,648	(545)	212,103
Europe media	14,625	559	15,184
HiSpeed Media	21,973	—	21,973
Total	$273,215	$(20)	$273,195

For the six-month period ended June 30, 2006, the reduction in goodwill of $34,000 for Affiliate Marketing and $545,000 for U.S. media was primarily related to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Commission Junction, Webclients and Fastclick.  The increase in goodwill for Europe media of $559,000 is due to the impact of exchange rate fluctuations.

The gross carrying amounts and accumulated amortization of the Company’s acquisition-related intangible assets as of June 30, 2006 and December 31, 2005 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
June 30, 2006:
Customer, affiliate and advertiser relationships	$84,723	$(18,303)	$66,420
Trademark, trade name and domain name	18,379	(2,734)	15,645
Developed technology	8,034	(4,994)	3,040
Covenants not to compete	10,501	(4,246)	6,255
Total intangible assets	$121,637	$(30,277)	$91,360

December 31, 2005:
Customer, affiliate and advertiser relationships	$84,421	$(11,218)	$73,203
Trademark, trade name and domain name	18,184	(1,592)	16,592
Developed technology	8,015	(4,061)	3,954
Covenants not to compete	10,494	(1,998)	8,496
Total intangible assets	$121,114	$(18,869)	$102,245

The Company recognized amortization expense on intangible assets of $5.5 million and $1.4 million for the three-month periods ended June 30, 2006 and 2005, respectively. Amortization expense was $11.1 million and $2.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. Estimated intangible asset amortization expense for the six months ending December 31, 2006, the succeeding five years and thereafter is as follows (in thousands):

Six months ending December 31, 2006	$10,613
2007	$18,224
2008	$15,404
2009	$12,543
2010	$12,214
2011	$10,601
Thereafter	$11,761

6.           ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $4.9 million and $4.7 million at June 30, 2006 and December 31, 2005, respectively.

7.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	35,006	31,734
Furniture and equipment	4,172	3,936
Leasehold improvements	2,832	2,440
Vehicles	74	74
	44,884	40,984
Less: accumulated depreciation and amortization	(27,305)	(23,475)
Total property and equipment, net	$17,579	$17,509

8.           MARKETABLE SECURITIES

Marketable securities as of June 30, 2006 consisted of municipal, U.S. government agencies and corporate obligations. All of the Company’s investments in marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income (loss) balance.

Marketable securities at June 30, 2006 had an aggregate cost of $140.4 million and an estimated fair value of $139.2 million. Marketable securities at December 31, 2005 had an aggregate cost and estimated fair value of $195.1 million and $193.9 million, respectively.

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

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

 10.        STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a Stock Repurchase Program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2005, the board of directors had authorized a total of $95 million for repurchases under the Program and the Company had repurchased a total of 25.7 million shares of its common stock for $75.9 million. As of December 31, 2005, the Company had $19.1 million available under the Program. The amounts authorized by the Company’s board of directors exclude broker commissions.

During the six-month period ended June 30, 2006, the board of directors authorized two increases to the Program, totaling an additional $150 million, and the Company repurchased an additional 5.9 million shares of the Company’s common stock for $88.4 million, including broker commissions.  As of June 30, 2006, up to an additional $80.9 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the board of directors determines additional repurchases are not warranted.

Subsequent to June 30, 2006 and through August 8, 2006, the Company repurchased 1.0 million additional shares of the Company’s common stock for $15.0 million, including broker commissions. As of August 8, 2006, up to an additional $65.9 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

11.          NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2006	2005	2006	2005

Net income	$14,444	$6,767	$24,233	$15,450

Weighted-average common shares outstanding - basic	101,265	82,641	101,643	82,471
Dilutive effect of stock options	2,194	2,289	2,477	2,620
Number of shares used to compute net income per common share - diluted	103,459	84,930	104,120	85,091

Net income per common share:
Basic	$0.14	$0.08	$0.24	$0.19
Diluted	$0.14	$0.08	$0.23	$0.18

Stock options to purchase 4,012,000 and 1,946,000 shares of common stock during the three-month periods ended June 30, 2006 and 2005, respectively, were outstanding but excluded from the computation of diluted net income per common share as they are antidilutive because the exercise price for these stock options was greater than the average market price of the Company’s shares of common stock during the respective periods. For the six-month periods ended June 30, 2006 and 2005, the number of these antidilutive common stock options excluded from the diluted net income per common share computations was 3,031,000 and 940,000, respectively.

12.          RELATED PARTY TRANSACTIONS

In connection with the Webclients acquisition completed in June 2005, the Company assumed a lease obligation with a property management partnership owned in part by management of Webclients who remain employees of the Company. For the three- and six-month periods ended June 30, 2006, the Company recorded $109,000 and $227,000, respectively, in facilities expenses associated with this operating lease agreement. As of June 30, 2006, the Company has a prepaid balance with this unaffiliated entity of $4,000, which is reflected in the prepaid expenses and other current assets line item of the condensed consolidated balance sheet.

13.          SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

In periods prior to September 30, 2005, management utilized gross profit as the operating measure for assessing the performance of each business segment. As a result of the acquisitions of Fastclick, Webclients and E-Babylon in the period from June 2005 through September 2005 as described in note 4, management now utilizes an internal management reporting process that places more emphasis on income from operations before stock-based compensation, amortization of intangible assets, restructuring expense, net, and corporate expenses for making business and financial decisions and allocating resources. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers, including audit and legal; insurance; depreciation and amortization; and other corporate expenses. Income from operations by segment, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets, restructuring expense, net, and corporate expenses. All prior periods have been adjusted for the new presentation.

Revenue and income from operations, by segment, are as follows (in thousands):

	Revenue		Segment Income from Operations
	Three-month Period Ended June 30,
	2006	2005	2006	2005

Media	$107,220	$32, 868	$24,380	$4,518
Affiliate Marketing	20,064	17,839	11,787	8,798
Technology	5,264	6,224	1,122	2,097
Inter-segment revenue	(2,520)	(2,359)	—	—
Total	$130,028	$54,572	$37,289	$15,413

	Revenue		Segment Income from Operations
	Six-month Period Ended June 30,
	2006	2005	2006	2005

Media	$199,612	$61,801	$43,887	$10,019
Affiliate Marketing	42,350	36,502	24,633	18,938
Technology	10,625	12,461	2,500	4,006
Inter-segment revenue	(5,272)	(4,778)	—	—
Total	$247,315	$105,986	$71,020	$32,963

A reconciliation of segment income from operations, which excludes stock-based compensation, amortization of intangible assets, restructuring expense, net, and corporate expenses to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2006	2005	2006	2005

Segment income from operations	$37,289	$15,413	$71,020	$32,963
Corporate expenses	(3,476)	(3,014)	(12,088)	(6,717)
Stock-based compensation	(3,196)	(45)	(6,516)	(99)
Amortization of intangible assets	(5,450)	(1,448)	(11,105)	(2,685)
Restructuring expense, net	—	(206)	—	(4)
Consolidated income from operations	$25,167	$10,700	$41,311	$23,458

Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, totaling $747,000 and $4.4 million, respectively, for the three-month period ended June 30, 2006 and $1.0 million and $2.9 million, respectively, for the three-month period ended June 30, 2005. Sales of technology and affiliate marketing products made by Media operations outside of the United States were $1.4 million and $9.2 million, respectively, for the six-month period ended June 30, 2006 and $2.5 million and $5.8 million, respectively, for the six-month period ended June 30, 2005.

Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing and Technology segments was $1.1 million, $504,000 and $459,000, respectively, for the three-month period ended June 30, 2006; and $337,000, $585,000 and $423,000, respectively, for the three-month period ended June 30, 2005. Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing and Technology segments was $2.2 million, $1.1 million and $955,000, respectively, for the six-month period ended June 30, 2006; and $602,000, $1.3 million and $806,000, respectively, for the six-month period ended June 30, 2005.

The Company’s operations are domiciled in the United States with operations in Europe through its wholly-owned subsidiaries, ValueClick Europe, ValueClick France, ValueClick Germany, and Pricerunner AB. Revenue is attributed to individual countries based upon the country in which the customer is located.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended		Six-month Period Ended
	June 30,		June 30,
	2006	2005	2006	2005
United States	$114,903	$45,949	$220,203	$88,190
Europe	17,645	10,982	32,384	22,574
Inter-segment revenue	(2,520)	(2,359)	(5,272)	(4,778)
Total	$130,028	$54,572	$247,315	$105,986

	Income from Operations
	Three-month Period Ended		Six-month Period Ended
	June 30,		June 30,
	2006	2005	2006	2005
United States	$22,648	$9,965	$38,549	$20,976
Europe	2,519	735	2,762	2,482
Total	$25,167	$10,700	$41,311	$23,458

For the three and six-month periods ended June 30, 2006 and 2005, no customer comprised more than 10% of total revenue. At June 30, 2006 and December 31, 2005, no customer comprised more than 10% of accounts receivable.

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

We generate the audiences for our advertisers’ campaigns primarily through networks of third-party websites and other online publisher partners. We aggregate our publisher partners’ online advertising inventory into networks, optimize these networks for specific marketing goals, and deliver the campaigns across the appropriate networks’ advertising inventory. We are one of the industry’s largest online network providers, with: industry expertise and proprietary technology platforms for online advertising inventory aggregation; campaign targeting, delivery and measurement; and, payment settlement and delivery services for our customers and online publisher partners.

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

MEDIA

Our Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003, HiSpeed Media, completed in December 2003, Pricerunner, completed in August 2004, Webclients and E-Babylon, both completed in June 2005, and Fastclick, completed in September 2005. Our strategic expansion and subsequent integration within the Media segment has increased our presence in interactive marketing with powerful offerings that are provided to advertiser and advertising agency clients in the following product categories: display/Web advertising, lead generation marketing, email marketing, search marketing, and comparison shopping. Our Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”). We also sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites.

AFFILIATE MARKETING

Through the combination of proprietary technology platforms, marketing expertise and a quality advertising network, our Affiliate Marketing segment enables an advertiser to develop its own fully-commissioned online sales force comprised of third-party affiliate online publishers. We believe we are the largest provider of affiliate marketing services.

Our Affiliate Marketing segment provides a suite of comprehensive services that enable an advertiser to manage and optimize an ongoing affiliate marketing program, including:

•       Recruiting affiliate online publishers to join the advertiser’s program;

•       Managing the various offers made available to affiliates;

•       Tracking and measuring online consumer traffic and desired actions (e.g., leads, sales) that each affiliate drives to the advertiser’s websites;

•       Analyzing the effectiveness of individual advertiser offers as well as affiliates; and

•       Tracking and processing the payments due to each affiliate for the desired actions they enable across the advertiser’s program.

Our affiliate marketing services are offered on a hosted basis to enable advertisers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.

Affiliate Marketing segment revenues are driven primarily by a combination of fixed fees and variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

TECHNOLOGY

Our Technology segment provides advertisers, advertising agencies, website publishers, and other companies with the tools they need to manage both their business operations and marketing programs effectively. The technology products and services outlined below are offered through our wholly-owned subsidiaries Mediaplex, Inc. (“Mediaplex”) and Mediaplex Systems, Inc. (“Mediaplex Systems”).

Our Mediaplex subsidiary is an applications service provider (“ASP”) offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other things, to automatically configure messages in response to real-time information from a marketer’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s revenues are primarily derived from software access and use charges. Mediaplex’s products are priced primarily on a CPM or email-delivered basis. Mediaplex’s solutions span three primary categories—third-party ad serving, publisher ad management and email campaign management.

Our Mediaplex Systems subsidiary is an ASP that delivers Web-based information management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span three primary categories—Agency Management, Media Management and Content Management. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contracted service periods.

The following table provides revenue, cost of revenue, gross profit, operating expenses, and income from operations information (in thousands) for each of our three business segments. Segment income from operations excludes stock-based compensation, amortization of intangible assets, restructuring expense, net, and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers, including audit and legal; insurance; and other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations is also provided in the following table.

Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, totaling $747,000 and $4.4 million, respectively, for the three-month period ended June 30, 2006 and $1.0 and $2.9 million, respectively, for the three-month period ended June 30, 2005. Sales of technology and affiliate marketing products made by Media operations outside of the United States were $1.4 million and $9.2 million, respectively, for the six-month period ended June 30, 2006 and $2.5 million and $5.8 million, respectively, for the six-month period ended June 30, 2005.

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Media
Revenue	$107,220	$32,868	$199,612	$61,801
Cost of revenue	40,870	12,852	78,996	24,691
Gross profit	66,350	20,016	120,616	37,110
Operating expenses	41,970	15,498	76,729	27,091
Segment income from operations	$24,380	$4,518	$43,887	$10,019

Affiliate Marketing
Revenue	$20,064	$17,839	$42,350	$36,502
Cost of revenue	2,447	2,406	4,969	4,900
Gross profit	17,617	15,433	37,381	31,602
Operating expenses	5,830	6,635	12,748	12,664
Segment income from operations	$11,787	$8,798	$24,633	$18,938

Technology
Revenue	$5,264	$6,224	$10,625	$12,461
Cost of revenue	1,325	1,254	2,650	2,645
Gross profit	3,939	4,970	7,975	9,816
Operating expenses	2,817	2,873	5,475	5,810
Segment income from operations	$1,122	$2,097	$2,500	$4,006

Total segment income from operations	$37,289	$15,413	$71,020	$32,963

Corporate expenses	(3,476)	(3,014)	(12,088)	(6,717)
Stock-based compensation	(3,196)	(45)	(6,516)	(99)
Amortization of intangible assets	(5,450)	(1,448)	(11,105)	(2,685)
Restructuring expense, net	—	(206)	—	(4)
Consolidated income from operations	$25,167	$10,700	$41,311	$23,458

Reconciliation of segment revenue:
Media	$107,220	$32,868	$199,612	$61,801
Affiliate Marketing	20,064	17,839	42,350	36,502
Technology	5,264	6,224	10,625	12,461
Intercompany eliminations	(2,520)	(2,359)	(5,272)	(4,778)
Consolidated revenue	$130,028	$54,572	$247,315	$105,986

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2005

Revenue. Consolidated revenue for the three-month period ended June 30, 2006 was $130.0 million, representing a 138.3% increase over the revenue in the same period of 2005 of $54.6 million.

Media segment revenue increased to $107.2 million for the three-month period ended June 30, 2006 compared to $32.9 million for the same period in 2005. The increase of $74.3 million, or 226.2%, in Media segment revenue was primarily attributable to the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005, and growth in our other U.S. and European media operations. As a result of the integration activities related to these acquisitions, we are unable to quantify the revenue directly attributable to these acquired businesses for the three-month period ended June 30, 2006. Please refer to note 4 “Recent Business Combinations” to the condensed consolidated financial statements for consolidated pro-forma revenue and net income information.

Affiliate Marketing segment revenue increased to $20.1 million for the three-month period ended June 30, 2006 compared to $17.8 million in the same period in 2005. This net increase of $2.2 million, or 12.5%, was due to a continued increase in our number of customers and an increase in transaction volumes associated with both new and existing customers, partially offset by a reduction in revenue from the largest customer in this segment.

Technology segment revenue was $5.3 million for the three-month period ended June 30, 2006 compared to $6.2 million for the same period in 2005, a decrease of $960,000, or 15.4%. The decrease in revenue was primarily related to lower volumes of ad serving for existing clients during the quarter ended June 30, 2006 compared to the same period in the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our Media and Affiliate Marketing segment revenue will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit. Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers on ValueClick’s online advertising networks. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media segment also includes labor costs, depreciation on revenue-producing technologies, Internet access costs, and e-commerce product and shipping costs. Cost of revenue for the Affiliate Marketing and Technology segments includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Consolidated cost of revenue was $42.1 million for the three-month period ended June 30, 2006 compared to $13.8 million for the same period in 2005, an increase of $28.4 million, or 206.0%. The consolidated gross margin declined to 67.6% for the three-month period ended June 30, 2006 compared to 74.8% for the same period in 2005. The decrease in consolidated gross margin was primarily due to the much higher mix of Media segment revenue in the second quarter of 2006 compared to the same period in 2005, primarily as a result of the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005, all of which are included in the Media segment.

Cost of revenue for the Media segment increased $28.0 million, or 218.0%, to $40.9 million for the three-month period ended June 30, 2006 compared to $12.9 million for the same period in 2005. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin increased to 61.9% for the three-month period ended June 30, 2006 from 60.9% for the same period in 2005 due to a higher mix of lead generation revenue in the second quarter of 2006 compared to the same period in 2005 as a result of the acquisition of Webclients in June 2005.

Cost of revenue for the Affiliate Marketing segment remained flat at $2.4 million for the three-month periods ended June 30, 2006 and 2005. Our Affiliate Marketing gross margin increased to 87.8% for the second quarter of 2006 from 86.5% for the same period in 2005. This increase was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting higher revenue levels, and lower depreciation expense. As the gross margin for the Affiliate Marketing segment is highly dependent upon revenue due to the existing operating leverage, any increase or decrease in segment revenue may have a significant impact on segment gross margin.

Technology segment cost of revenue remained consistent at $1.3 million for the three-month periods ended June 30, 2006 and 2005. Our Technology segment gross margin decreased to 74.8% for the three-month period ended June 30, 2006 from 79.9% for the same period in 2005 due to the lower revenue as described above. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increase or decrease in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses consist primarily of: compensation of sales and marketing, network development and related support teams; online advertising; offline advertising; sales commissions; travel; trade shows; and marketing materials. Total sales and marketing expenses for the three-month period ended June 30, 2006 were $37.6 million compared to $15.1 million for the same period in 2005, an increase of $22.6 million, or 149.9%. Sales and marketing expenses increased due primarily to the inclusion of sales and marketing expenses for E-Babylon and Webclients, both acquired in June 2005, and Fastclick, acquired in September 2005. In addition to the sales and marketing expenses of these acquired entities, an increase in online advertising costs of $3.7 million related to our historic lead generation activities, an increase in stock-based compensation of $1.2 million, and increases in our worldwide sales staff contributed to the increase in sales and marketing expenses. Our sales and marketing expenses as a percentage of revenue increased to 28.9% for the three-month period ended June 30, 2006 compared to 27.6% for the same period in 2005, primarily driven by the higher stock-based compensation described above.

General and Administrative. General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, professional services fees, and insurance costs. Total general and administrative expenses increased to $11.4 million for the three-month period ended June 30, 2006 compared to $8.7 million for the same period in 2005, an increase of $2.7 million, or 30.8%. General and administrative expenses increased due to the inclusion of general and administrative expenses for E-Babylon, Webclients and Fastclick, an increase of $1.4 million in stock-based compensation, and increased salaries and related costs to support the growth in our business.  These increases in general and administrative expenses from the comparable prior year period were offset by proceeds of $1.9 million (net of legal costs incurred in the three-month period ended June 30, 2006) from a favorable legal settlement.

Technology. Technology costs include expenses associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. Technology costs for the three-month period ended June 30, 2006 were $8.3 million compared to $4.7 million for the same period in 2005, an increase of $3.6 million, or 76.4%. The increase in technology expenses was due primarily to the acquisitions of E-Babylon, Webclients and Fastclick, an increase in stock-based compensation of $618,000, and the overall growth in our business.

Segment Income from Operations. Media segment income from operations for the three-month period ended June 30, 2006 increased 439.6% to $24.4 million, from $4.5 million in the same period of the prior year, and represented 22.7% and 13.7% of Media segment revenue in these respective periods. The increase of $19.9 million in Media segment income from operations was largely attributable to the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005.

Affiliate Marketing segment income from operations for the three-month period ended June 30, 2006 increased 34.0% to $11.8 million, from $8.8 million in the same period of the prior year, and represented 58.7% and 49.3% of Affiliate Marketing segment revenue in these respective periods. The increase of $3.0 million in Affiliate Marketing segment income from operations was primarily attributable to the higher revenue and gross margin as described above.

Technology segment income from operations for the three-month period ended June 30, 2006 decreased 46.5% to $1.1 million, from $2.1 million in the same period of the prior year, and represented 21.3% and 33.7% of Technology segment revenue in these respective periods. The decrease in Technology segment income from operations was attributable to the lower revenue and gross margin as described above.

Stock-Based Compensation. The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,”
(“SFAS 123(R)”) as of January 1, 2006. SFAS 123(R) requires the Company to recognize stock-based compensation expense equal to the grant date fair value of stock options issued to employees and directors. Prior to January 1, 2006, the Company did not record any stock-based compensation expense for stock options granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for the three-month period ended June 30, 2006 amounted to $3.2 million compared to $45,000 for the three-month period ended June 30, 2005. The increase was due to $2.8 million of expense recognized under SFAS 123(R) and $377,000 associated with 0.3 million share-equivalent Stock Appreciation Rights (“SARs”) issued to certain former employees of Fastclick in October 2005. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The SARs are settled in cash upon vesting.

The Company currently anticipates total stock-based compensation expense, including the impact of SFAS 123(R) and the SARs, in the range of $12.0 million to $13.0 million for the year-ending December 31, 2006. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our stock option programs, or other factors.

Amortization of Intangible Assets. Amortization of intangible assets for the three-month period ended June 30, 2006 was $5.5 million compared to $1.4 million in the second quarter of 2005. The increase compared to the second quarter of 2005 was due to the intangible assets purchased in the E-Babylon, Webclients and Fastclick acquisitions. We currently anticipate amortization expense of approximately $21.5 million for the year-ending December 31, 2006.

Restructuring Expense, net. For the quarter ended June 30, 2005, we incurred restructuring charges of $206,000 related to changes in certain sublease assumptions related to facilities that were vacated during the first quarter of 2005. There was no restructuring charge recognized by the Company during the quarter ended June 30, 2006.  We may incur additional restructuring charges in the future if we are required to make changes to sublease assumptions related to our vacated facilities.

Interest Income, net. Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on our capital lease obligations and short-term debt (as more fully described in the Liquidity and Capital Resources section below under Short-Term Debt). Interest income, net, was $2.0 million for the three-month period ended June 30, 2006 compared to $1.4 million for the same period in 2005. The increase was primarily attributable to the effects of increasing average investment yields as a result of interest rate increases throughout 2005 and the first half of 2006.   We expect our interest income to decrease in the near term due to the $103.4 million used to repurchase shares of our common stock during the six-month period ended June 30, 2006 and through August 8, 2006, as more fully described in the Liquidity and Capital Resources section below.

Income Tax Expense. For the three-month period ended June 30, 2006, we recorded income tax expense of $12.7 million compared to $5.4 million for the same period in 2005. The increase in the effective income tax rate for the three-month period ended June 30, 2006 to 46.8% from 44.2% in the same period of the prior year was primarily due to the higher profit contribution from our domestic operations that are generally subject to higher tax rates than our international operations and the impact of SFAS 123(R). SFAS No. 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. We do not recognize a tax benefit for stock-based compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective income tax rate during any given accounting period, depending upon the exercise patterns of our employees and directors related to ISOs.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2005

Revenue. Consolidated revenue for the six-month period ended June 30, 2006 was $247.3 million, representing a 133.3% increase over the revenue in the same period of 2005 of $106.0 million.

Media segment revenue increased to $199.6 million for the six-month period ended June 30, 2006 compared to $61.8 million for the same period in 2005. The increase of $137.8 million, or 223.0%, in Media segment revenue was primarily attributable to the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005, and growth in our other U.S. and European media operations. As a result of the integration activities related to these acquisitions during the six-month period ended June 30, 2006, we are unable to quantify the revenue directly attributable to these acquired businesses for the six-month period ended June 30, 2006. Please refer to note 4 “Recent Business Combinations” to the condensed consolidated financial statements for consolidated pro-forma revenue and net income information.

Affiliate Marketing segment revenue increased to $42.3 million for the six-month period ended June 30, 2006 compared to $36.5 million in the same period in 2005. This net increase of $5.8 million, or 16.0%, was due to a continued increase in our number of customers and an increase in transaction volumes associated with both new and existing customers, partially offset by a reduction in revenue from the largest customer in this segment.

Technology segment revenue was $10.6 million for the six-month period ended June 30, 2006 compared to $12.5 million for the same period in 2005, a decrease of $1.8 million, or 14.7%. The decrease in revenue was primarily related to lower volumes of ad serving for existing clients during the six-months ended June 30, 2006 compared to the same period in the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our Media and Affiliate Marketing segment revenue will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit. Consolidated cost of revenue was $81.4 million for the six-month period ended June 30, 2006 compared to $27.1 million for the same period in 2005, an increase of $54.3 million, or 200.5%. The consolidated gross margin declined to 67.1% for the six-month period ended June 30, 2006 compared to 74.5% for the same period in 2005. The decrease in consolidated gross margin was primarily due to the much higher mix of Media segment revenue in the first two quarters of 2006 compared to the same period in 2005, primarily as a result of the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005, all of which are included in the Media segment.

Cost of revenue for the Media segment increased $54.3 million, or 219.9%, to $79.0 million for the six-month period ended June 30, 2006 compared to $24.7 million for the same period in 2005. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin increased to 60.4% for the six-month period ended June 30, 2006 compared to 60.0% for the same period in 2005 due to a higher mix lead generation revenue in the six-month period ended June 30, 2006 compared to the same period in 2005 as a result of the acquisition of Webclients in June 2005.

Cost of revenue for the Affiliate Marketing segment was $5.0 million for the six-month period ended June 30, 2006 compared to $4.9 million for the same period in 2005. Our Affiliate Marketing gross margin increased to 88.3% for the six-month period ended June 30, 2006 from 86.6% for the same period in 2005. This increase was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting higher revenue levels, and lower depreciation expense. As the gross margin for the Affiliate Marketing segment is highly dependent upon revenue due to the existing operating leverage, any increase or decrease in segment revenue may have a significant impact on segment gross margin.

Technology segment cost of revenue remained flat at $2.6 million for the six-month periods ended June 30, 2006 and  2005. Our Technology segment gross margin decreased to 75.1% for the six-month period ended June 30, 2006 from 78.8% for the same period in 2005 due to lower revenue and higher depreciation expense. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increase or decrease in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing. Total sales and marketing expenses for the six-month period ended June 30, 2006 were $69.0 million compared to $26.4 million for the same period in 2005, an increase of $42.6 million, or 161.3%. Sales and marketing expenses increased due primarily to the inclusion of sales and marketing expenses for E-Babylon and Webclients, both acquired in June 2005, and Fastclick, acquired in September 2005. In addition to the sales and marketing expenses of these acquired entities, an increase in online advertising costs of $8.5 million primarily related to our historic lead generation activities, an increase in stock-based compensation of $2.4 million, offline advertising campaigns totaling $1.0 million, and increases in our worldwide sales staff contributed to the increase in sales and marketing expenses. Our sales and marketing expenses as a percentage of revenue increased to 27.9% for the six-month period ended June 30, 2006 compared to 24.9% for the same period in 2005, primarily driven by the higher online advertising costs, stock-based compensation, and offline advertising expenses described above.

General and Administrative. Total general and administrative expenses were $28.2 million, or 11.4% of revenue, for the six-month period ended June 30, 2006 compared to $17.3 million, or 16.3% of revenue, for the same period in 2005, an increase of $11.0 million, or 63.5%. General and administrative expenses increased primarily due to the inclusion of general and administrative expenses for E-Babylon, Webclients and Fastclick, an increase of $3.5 million in professional services fees, an increase of $2.7 million in stock-based compensation, and increased salaries and related costs to support the growth in our business. These increases in general and administrative expenses from the comparable prior year period were offset by proceeds of $1.3 million (net of legal costs incurred in the six-month period ended June 30, 2006) from a favorable legal settlement.

Technology. Technology costs for the six-month period ended June 30, 2006 were $16.3 million, or 6.6% of revenue, compared to $9.1 million, or 8.6% of revenue, for the same period in 2005, an increase of $7.2 million, or 79.2%. The increase in technology expenses was due primarily to the acquisitions of E-Babylon, Webclients and Fastclick, increased stock-based compensation of $1.3 million, and the overall growth in our business.

Segment Income from Operations. Media segment income from operations for the six-month period ended June 30, 2006 increased 338.0% to $43.9 million, from $10.0 million in the same period of the prior year, and represented 22.0% and 16.2% of Media segment revenue in these respective periods. The increase of $33.9 million in Media segment income from operations was largely attributable to the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005.

Affiliate Marketing segment income from operations for the six-month period ended June 30, 2006 increased 30.1% to $24.6 million, from $18.9 million in the same period of the prior year, and represented 58.2% and 51.9% of Affiliate Marketing segment revenue in these respective periods. The increase of $5.7 million in Affiliate Marketing segment income from operations was attributable to the higher revenue and gross margin as described above.

Technology segment income from operations for the six-month period ended June 30, 2006 decreased 37.6% to $2.5 million, from $4.0 million in the same period of the prior year, and represented 23.5% and 32.1% of Technology segment revenue in these respective periods. The decrease in Technology segment income from operations was attributable to the lower revenue and gross margin as described above.

Stock-Based Compensation. Stock-based compensation expense for the six-month period ended June 30, 2006 amounted to $6.5 million compared to $99,000 for the six-month period ended June 30, 2005. The increase of $6.4 million was due to $5.4 million of expense recognized under SFAS 123(R) and $1.1 million associated with 0.3 million share-

equivalent Stock Appreciation Rights (“SARs”) issued to certain former employees of Fastclick in October 2005. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The SARs are settled in cash upon vesting.

The Company currently anticipates total stock-based compensation expense, including the impact of SFAS 123(R) and the SARs, in the range of $12.0 million to $13.0 million for the year-ending December 31, 2006. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our stock option programs, or other factors.

Amortization of Intangible Assets. Amortization of intangible assets for the six-month period ended June 30, 2006 was $11.1 million compared to $2.7 million in the same period of 2005. The increase compared to the six-month period ended June 30, 2005 was due to the intangible assets purchased in the E-Babylon, Webclients and Fastclick acquisitions. We currently anticipate amortization expense of approximately $21.5 million for the year-ending December 31, 2006.

Restructuring Expense, net. During the first quarter of 2005, we reversed a previously established restructuring allowance of $588,000, based on a decision made not to exercise a lease buyout provision that would have allowed us to terminate this lease. Additionally, in the first quarter of 2005, we relocated to new corporate and affiliate marketing facilities and vacated several premises that we had been occupying under operating leases with varying remaining lease terms. The lease exit charge, associated with vacating these leased premises, during the six months ended June 30, 2005 was $592,000. We may incur additional restructuring charges in the future if we are required to make changes to sublease assumptions related to our vacated facilities.

Interest Income, net. Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on our capital lease obligations and short-term debt (as more fully described in the Liquidity and Capital Resources section below under Short-Term Debt). Interest income, net, was $3.9 million for the six-month period ended June 30, 2006 compared to $2.8 million for the same period in 2005. The increase was primarily attributable to the effects of increasing average investment yields as a result of interest rate increases throughout 2005 and the first half of 2006. We expect our interest income to decrease in the near term due to the $103.4 million used to repurchase shares of our common stock during the six-month period ended June 30, 2006 and through August 8, 2006, as more fully described in the Liquidity and Capital Resources below.

Income Tax Expense. For the six-month period ended June 30, 2006, we recorded income tax expense of $21.0 million compared to $10.8 million for the same period in 2005. The increase in the effective income tax rate for the six-month period ended June 30, 2006 to 46.4% from 41.1% in the same period of the prior year was primarily due to the higher profit contribution from our domestic operations that are generally subject to higher tax rates than our international operations and the impact of SFAS 123(R). SFAS No. 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. We do not recognize a tax benefit for stock-based compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective income tax rate during any given accounting period, depending upon the exercise patterns of our employees and directors related to ISOs.

Liquidity and Capital Resources

Since our inception and through the second quarter of 2006, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At June 30, 2006, our combined cash and cash equivalents and marketable securities balances totaled $187.6 million.

Net cash provided by operating activities totaled $33.5 million for the six months ended June 30, 2006 compared to $30.9 million in the same period of 2005. The increase from 2005 was due primarily to an increase in: net income of $8.8 million; depreciation and amortization of $9.8 million; and non-cash stock-based compensation of $5.3 million.  These increases were offset by a net increase in the benefit from deferred income taxes of $3.7 million, a negative working capital change of $16.2 million primarily due to higher accounts receivable balances resulting from higher revenue levels, and $2.5 million of tax benefits from stock option exercises that was classified in the consolidated statement of cash flows as cash flows from operating activities in 2005. In periods prior to January 1, 2006, the tax benefits from stock option exercises were classified as an operating activity. However, beginning January 1, 2006 with the adoption of SFAS 123(R), excess tax benefits from stock option exercises are required to be classified as a financing activity in the consolidated statement of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to recognized stock-based compensation costs for such stock options.

Net cash provided by investing activities for the six months ended June 30, 2006 of $49.0 million was primarily the result of net sales and maturities of marketable securities of $54.7 million offset by $4.8 million of equipment purchases and $1.0 million of additional consideration paid related to our acquisition of HiSpeed Media in December 2003. The net cash used in investing activities for the six-month period ended June 30, 2005 of $112.8 million was primarily the result of the acquisitions of E-Babylon and Webclients, which resulted in total cash payments of $135.3 million, net of cash acquired. In the six-month period ended June 30, 2005, we purchased property and equipment totaling $3.7 million and paid additional consideration of $1.9 million related to our acquisition of HiSpeed Media. The cash used for these activities was partially offset by net sales and maturities of marketable securities in the six-month period ended June 30, 2005 of $28.2 million .

Net cash used in financing activities of $82.4 million for the six months ended June 30, 2006 was primarily attributable to $88.4 million used to repurchase our common stock under our stock repurchase program as described below under Stock Repurchase Program, offset by proceeds of $2.8 million received from the exercises of stock options and $3.3 million of excess tax benefits from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2005 of $89.5 million was primarily attributable to $91.7 million received under a Master Repurchase Agreement with a major financial institution as described more fully below under Short-Term Debt. An additional $3.6 million was attributable to proceeds received from the exercises of stock options. These proceeds were offset by $5.7 million used to repurchase our common stock under our stock repurchase program as described below under Stock Repurchase Program.

Short-Term Debt

In June 2005, in connection with the closing of the acquisition of Webclients as discussed in note 4 to the condensed consolidated financial statements, we entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a major financial institution under which we borrowed $91.7 million and pledged marketable securities with a fair value of $94.2 million as collateral. Under the terms of the Repurchase Agreement, the Company was required to pay interest at the Federal Funds rate plus 30 basis points, 3.55% as of June 30, 2005. For the quarter ended June 30, 2005, the Company incurred interest expense related to the Repurchase Agreement of $59,000 at an average annualized rate of 3.34%. Prior to the close of fiscal year 2005, the Company repaid all outstanding principal and interest due under the Repurchase Agreement, using a combination of cash generated from operations, maturities of previously pledged marketable securities, and cash acquired in the Fastclick acquisition. While we may elect to borrow additional funds in the future under the Repurchase Agreement, the amount of such borrowing and the related terms will be subject to approval by the financial institution and there can be no guarantee that we will be able to borrow upon terms that are favorable to us.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2005, our board of directors had authorized a total of $95 million for repurchases under the Program and we had repurchased a total of 25.7 million shares of our common stock for $75.9 million,  As of December 31, 2005, we had $19.1 million available under the Program. The amounts authorized by our board of directors exclude broker commissions.

During the six-month period ended June 30, 2006, our board of directors authorized two increases to the Program, totaling an additional $150 million, and we repurchased an additional 5.9 million shares of our common stock for $88.4 million, including broker commissions.  As of June 30, 2006, up to an additional $80.9 million of our capital may be used to repurchase shares of our outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue repurchases at any time that management or the board of directors determines additional repurchases are not warranted.

Subsequent to June 30, 2006 and through August 8, 2006, the Company repurchased 1.0 million additional shares of the Company’s common stock for $15.0 million, including broker commissions. As of August 8, 2006, up to an additional $65.9 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

Commitments and Contingencies

As of June 30, 2006, we had no material commitments other than obligations under operating and capital leases for office space and office equipment, of which some commitments extend through 2012. There have been no significant changes to our commitments during the six-month period ended June 30, 2006.

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

We believe that our existing cash and cash equivalents and our marketable securities are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit or debt facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue or obtain may have rights, preferences or privileges senior to those of the holders of our common stock.

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

•                                          our business, product, capital expenditure, and technology plans, and product and technology roadmaps;

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

Our Media segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for our e-commerce business, when consumer products are shipped, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Additionally, consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we recognize revenue as a principal in media transactions. Accordingly, revenue is recognized on a gross basis and corresponding publisher expenses are recorded as a component of cost of revenue.

Our Affiliate Marketing and Technology segments revenue is generated primarily from fees for campaign management services, application management services and professional services. Campaign management services revenue and professional services revenue are recognized when the related services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured and the fees are fixed or determinable. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured and the fees are fixed or determinable. Application management services provide customers rights to access software applications, hardware for the application access and customer service. Our customers do not have the right to take possession of the software at any time during or after the hosting agreement. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position (“SOP”) 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” our revenue recognition for our Affiliate Marketing and Technology segments is outside the scope of SOP No. 97-2, “Software Revenue Recognition.” Additionally, consistent with the provisions of EITF Issue No. 99-19, the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any publisher expenses are the responsibility of the Company’s advertising customer. Contracts for application management services that provide for additional payments if usage exceeds designated minimum monthly, quarterly or annual volume levels are recognized as revenue in the month, quarter or year in which minimum volume is exceeded, provided no significant Company obligations remain, collection of the resulting receivable is reasonable assured and the fees are fixed and determinable.

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

During the six months ended June 30, 2006 and 2005, we recorded a provision for sales returns of $3.7 million and $2.6 million, respectively, as a reduction to our revenue. The increase in the provision for sales returns is a result of higher affiliate marketing revenue and e-commerce revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the June 30, 2006 allowance for sales returns of less than $160,000 and a corresponding reduction in revenue for the six-month period then ended.

•      Allowance for Doubtful Accounts Receivable.  We estimate our allowance for doubtful accounts receivable using two methods. First, we evaluate specific accounts where information indicates the customers may have an inability to meet financial obligations, such as due to bankruptcy, and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. Second, an allowance is established for all customers based on a range of loss percentages applied to receivables aging categories. These percentages are based on historical collection and write-off experience. The amounts calculated from each of these methods are analyzed to determine the total amount of the allowance for doubtful accounts receivable. Historically, actual write-offs of doubtful accounts receivable have not significantly differed from our estimates. However, factors including higher than expected default rates may result in future write-offs greater than our estimates.

As of June 30, 2006 and December 31, 2005, we recorded an allowance for doubtful accounts receivable of $4.9 million and $4.7 million, respectively. The June 30, 2006 allowance for doubtful accounts receivable represents an allowance percentage of 5% of our gross accounts receivable balance. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the June 30, 2006 allowance for doubtful accounts receivable of $1.0 million and a corresponding decrease in our operating income for the six-month period then ended.

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

As of June 30, 2006, we have net unrealized losses of $1.2 million on a marketable securities portfolio with a total fair value of $139.2 million. Our marketable securities portfolio consists of municipal, U.S. government agencies and corporate obligations. Management has determined that the unrealized losses as of June 30, 2006 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of June 30, 2006, if the determination was made that the current decline in market value of certain investments was other than temporary, the related impairment charge could be as much as $1.2 million. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of bond issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater that this amount.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Our condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three- and six-month periods ended June 30, 2006 was $3.2 million and $6.5 million, respectively, which consisted of stock-based compensation expense related to employee and director stock options of $2.8 million and $5.4 million, respectively, and stock-based compensation expense related to Stock Appreciation Rights (“SARs”) of $377,000 and $1.1 million, respectively. For the three- and six-month periods ended June 30, 2005, we recorded stock-based compensation expense of $45,000 and $99,000, respectively, related to stock options assumed in business combinations.

SFAS 123(R) requires us to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We calculated the estimated fair value of our stock options on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2006	2005	2006	2005
Risk-free interest rates	4.9%	3.7%	4.7%	3.5%
Expected lives (in years)	3.6	3.8	3.6	3.1
Dividend yield	0%	0%	0%	0%
Expected volatility	47%	57%	49%	58%

Our computation of expected volatility for the three- and six-month periods ended June 30, 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. We believe that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. We estimated the expected life of each stock option grant in 2006 as the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Based upon the assumptions listed in the above table, the weighted-average grant date fair value of stock options issued during the three- and six-month periods ended June 30, 2006 was $6.68 and $6.97, respectively. The value of the portion of stock options that are ultimately expected to vest is recognized as an expense over the requisite service periods. If our expectations regarding the number of stock options that ultimately vest are incorrect, we may experience unexpected volatility in the stock-based compensation expense ultimately recorded in any given period.

The fair value of stock options, as determined by the Black-Scholes option-pricing model, can vary significantly depending on the assumptions used. For example, a significant increase to either the weighted-average expected lives or expected volatility assumptions will result in a higher stock option fair value. Holding all other assumptions steady, if our estimate of the weighted-average expected lives were to increase by a factor of 10% from 3.6 years to 4.0 years, the weighted-average fair value of stock options issued during the six-month period ended June 30, 2006 would have increased to $7.40, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options, of $535,000. Further, holding all other assumptions steady, if our estimate of weighted-average expected volatility were to increase by a factor of 10% from 49% to 54%, the weighted-average fair value of stock options issued during the six-month period ended June 30, 2006 would have increased to $7.49, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options, of $647,000.

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

•      Impairment of Goodwill and Other Intangible Assets.  Our long-lived assets include goodwill and other intangible assets with net balances of $273.2 million and $91.4 million, respectively, as of June 30, 2006. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st and between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of June 30, 2006 and December 31, 2005, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: U.S. media (excluding HiSpeed Media); Europe media; and HiSpeed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach. Significant judgments required to estimate the fair value of reporting units include, but are not limited to, estimating future revenue growth rates, estimating future operating margins and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could result in goodwill impairment. Based on our goodwill impairment testing for the year ended December 31, 2005, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of and during the quarter ended June 30, 2006 that would have required us to perform an interim test for impairment of our goodwill.

We amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment. There was no impairment of our other intangible assets noted as of June 30, 2006.

•      Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three- and six-month periods ended June 30, 2006 and 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities. Our exposure to market rate risk for changes in interest rates relates primarily to our marketable securities portfolio. We have not used derivative financial instruments in our marketable securities portfolio management. We invest a portion of our excess cash in debt instruments of high-quality municipal, government agencies and corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate, interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Marketable securities as of June 30, 2006 consisted of municipal, U.S. government agencies and corporate obligations with maturities of less than two years. Management’s internal investment policy requires a weighted-average time to maturity of the overall marketable securities portfolio to be no greater than 365 days and allows for auction-rate securities to be weighted based on the auction reset date. As of June 30, 2006, our investments in marketable securities had a weighted-average time to maturity of 330 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of June 30, 2006, unrealized losses in our investments in marketable securities aggregated $1.2 million.

During the quarter ended June 30 2006, our investments in marketable securities yielded an effective annual interest rate of 3.48% and a tax equivalent annualized yield of 4.56%. If interest rates were to decrease 100 basis points on a sustained, parallel basis, the result would be an annual decrease in our interest income related to our marketable securities of $1.4 million. However, due to the uncertainty of the actions that would be taken by us in such a scenario and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is related to revenue and operating expenses for our European subsidiaries, which denominate their transactions primarily in British Pounds, Euros and Swedish Krona. The effect of foreign currency exchange rate fluctuations for the three- and six-month periods ended June 30, 2006 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result would be a reduction in revenue of $6.6 million, a reduction in income before income taxes of less than $0.7 million and a reduction of net assets, excluding intercompany balances, of $6.8 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on our earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge foreign currency exchange rate exposures on an ongoing basis. As of June 30, 2006, we had $31.0 million in cash and cash equivalents denominated in foreign currencies, including the British Pound, Euro and Swedish Krona.

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

(b)          Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of our ongoing integration activities related to our acquisitions of Webclients and Fastclick, both wholly-owned subsidiaries acquired during 2005, we continued the process of incorporating our internal control over financial reporting into these acquired businesses during the three-month period ended June 30, 2006.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to our Annual Report on Form 10-K filed with the SEC on March 31, 2006 under the heading “Legal Proceedings” for a discussion of litigation involving us.

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

During the three-month period ended June 30, 2006, the Company received proceeds of $1.9 million (net of legal costs incurred in the three-month period) from a favorable legal settlement relating to the misuse by a third-party of the Company’s trade secrets and proprietary information.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business. We consummated the acquisitions of Search123.com, Commission Junction, HiSpeed Media, Pricerunner, E-Babylon, Webclients, and Fastclick on May 30, 2003, December 7, 2003, December 17, 2003, August 6, 2004, June 13, 2005, June 24, 2005, and September 29, 2005, respectively. Because of the number of acquisitions we completed in the past several years, the differences in the customer base and functionality of Search123.com, Commission Junction, HiSpeed Media, Pricerunner, E-Babylon, Webclients, and Fastclick and our products, these acquisitions may present materially higher product, sales and marketing, customer support, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of these acquired businesses.

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

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT’S TIME AND ATTENTION COULD BE DIVERTED.

As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving Internet advertising market. Our business, results of operations and financial condition could be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand our sales and marketing, customer support, technology and administrative organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We will likely need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work-force. Our failure to manage our growth effectively could increase our expenses and divert management’s time and attention.

WE MIGHT NOT REMAIN PROFITABLE.

Although we achieved profitability in 2003 and have been profitable ever since, events could arise that prevent us from achieving net income in future periods.

 Because we have a relatively limited operating history, it may be difficult to evaluate our business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage companies in the rapidly-evolving Internet market. These risks include, but are not limited to, our ability to:

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

•            adapt to changes in legislation regarding Internet: usage, advertising and commerce;

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 82.5% of our revenue for the three-month period ended June 30, 2006 in part by delivering advertisements that generate leads, impressions, click-throughs and other actions to our advertisers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; advertisers may become adverse to certain forms of online promotions that may conflict with their brand objectives; and some advertisers have experienced issues with “click-fraud”, particularly with search engine placements, and perceived lead quality. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Historically, a significant portion of our revenue has been derived from our Media segment. Although we intend to continue to grow our Affiliate Marketing and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. Our Media segment includes products and services that are based on cost-per-action (“CPA”), cost-per-lead (“CPL”), cost-per-thousand-impressions (“CPM”) or cost-per-click (“CPC”) pricing model. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our various pricing models to advertisers and to Web publishers; and, on our ability to attract and retain advertisers and Web publishers by differentiating our technologies and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tools we offer for tracking Internet users’ activities after they have reached advertisers’ websites. We will not be able to assure you that our strategy will succeed.

 Intense competition among websites, Internet search services and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click or conversion rates. Since we rely heavily on performance-based pricing models to generate revenue, any decline in click or conversion rates may make our pricing models less viable or less attractive solutions for Web publishers and advertisers, and our revenue could decline.

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

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. One of the primary competitors of our Search123.com subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as MIVA and Google. MIVA and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement. BTG International, Inc. (“BTG”) purports to own two patents related to affiliate marketing. The patents allegedly cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860). BTG has brought suit to enforce its patent rights against, among others, Barnesandnoble.com and Amazon.com.

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

 The market for Internet advertising and related services is highly competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay-per-click search services. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com, acquired by AOL. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Advertising.com, Performics, acquired by DoubleClick, Direct Response, acquired by Digital River, and Linkshare, acquired by Rakuten, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. Further, both Google and Yahoo have announced plans to pursue the creation of display ad networks, and Yahoo and eBay have signed a joint marketing arrangement. We also compete with pay-per-click search companies such as Overture, acquired by Yahoo, Google and MIVA. In addition, we now compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com, acquired by eBay, Kelkoo, acquired by Yahoo, NexTag, Shopzilla, acquired by EW Scripps, and Pricegrabber, acquired by Experian, and with search engines and portals such as Yahoo, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary inventory that provide significant competitive advantages compared to our networks and have a significant impact on pricing for online advertising. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have.

 Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers (“ISPs”), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. Google has made available offline public-domain works through its search engine, which creates additional competition for advertisers. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

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

OUR LONG-TERM SUCCESS MAY BE MATERIALLY ADVERSELY AFFECTED IF THE MARKET FOR E-COMMERCE DOES NOT GROW OR GROWS SLOWER THAN EXPECTED.

Because many of our customers’ advertisements encourage online purchasing, our long-term success may depend in part on the growth and market acceptance of e-commerce. Our business may be adversely affected if the market for e-commerce does not continue to grow or grows slower than expected. A number of factors outside of our control could hinder the future growth of e-commerce, including the following:

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

Our future success is substantially dependent on the continued service of our key senior management. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our senior management team, or of any other key employees, could divert management’s time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process users’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. We lease data center space in El Segundo, San Jose and Sunnyvale, California; Louisville, Kentucky; Mechanicsburg, Pennsylvania; Ashburn, Virginia; Stockholm, Sweden; and several small-scale data centers or office locations throughout the United States and Europe. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS THAT COULD REDUCE OUR REVENUE.

Our future success depends in part on the efficient performance of our software and technologies, as well as the efficient performance of the systems of third-parties. As the numbers of Web pages and Internet users increase, our services and infrastructure may not be able to grow to meet the demand. A sudden and unexpected increase in the volume of advertising delivered through our servers or in click rates could strain the capacity of the software or hardware that we have deployed. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views delivered and the level of user responses received, which would harm our revenue. To the extent that we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition could be harmed substantially. We also depend on ISPs that provide consumers with access to the websites on which our customers’ advertisements appear. Internet users have occasionally experienced difficulties connecting to the Web due to failures of their ISPs’ systems. Any disruption in Internet access provided by ISPs or failures by ISPs to handle the higher volumes of traffic expected in the future could materially and adversely affect our revenue.

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and investors or our own forecasts in some future periods. If this happens, the market price of our common stock may fall. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•            fluctuations in demand for our advertising solutions or changes in customer contracts;

•            fluctuations in click, lead, action, impression, and conversion rates;

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

•            changes in our pricing and publisher compensation policies, the pricing and publisher compensation policies of our competitors, the pricing and publisher compensation policies of our customers, or the pricing policies for advertising on the Internet generally;

•            timing differences at the end of each quarter between our payments to Web publishers for advertising space and our collection of advertising revenue for that space;

•            possible impairments of the recorded amounts of goodwill, intangible assets, or other long-lived assets;

•            the timing and amount of expenses associated with future litigation or restructuring activities;

•            changes in our effective tax rate; and

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

•            the impact of recessions in economies outside of the United States;

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

Our future revenue is likely to be dependent on the acceptance by advertisers and Web publishers of the use of our technologies. If these technologies do not perform as anticipated or otherwise do not attract advertisers and Web publishers to use our services, our operations will suffer. In addition, we may incur significant expenses in the future enhancing our existing and purchased technologies. If we don’t generate sufficient revenue from the use of our technologies, our results of operations and financial condition would suffer.

IF OUR TECHNOLOGIES SUFFER FROM DESIGN OR PERFORMANCE DEFECTS, WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO ADDRESS RESULTING PRODUCT LIABILITY CLAIMS.

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

TECHNOLOGY AND AFFILIATE MARKETING SALES AND IMPLEMENTATION CYCLES MAY BE LENGTHY, WHICH COULD DIVERT OUR FINANCIAL AND OTHER RESOURCES, AND ARE SUBJECT TO DELAYS, WHICH COULD RESULT IN DELAYED REVENUE.

If the sales and implementation cycles of our technology or affiliate marketing products and services are delayed, our revenue will likewise be delayed. Our technology and affiliate marketing sales and implementation cycles are often lengthy, causing us to recognize revenue long after our initial contact with a prospective client. During our sales effort, we spend significant time educating prospective clients on the use and benefits of our products and services. As a result, the sales cycle for these products and services may range from a few weeks to several months to over one year for our larger clients. The sales cycle is likely to be longer because we believe that prospective clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for technology clients or larger affiliate marketing clients to implement our services, they must commit a significant amount of resources over an extended period of time, and affiliate marketing clients must convert existing publishers and recruit and implement new publishers on our technology platform. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients’ budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate client personnel to implement our applications, and the complexity of clients’ advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay in revenue recognition or cancellation of a client agreement.  When our technology platforms undergo substantial changes, failure to migrate clients or their publishers to our modified platforms could result in revenue declines or cancellation of client agreements.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM UNAUTHORIZED USE, WHICH COULD DIMINISH THE VALUE OF OUR SERVICES, WEAKEN OUR COMPETITIVE POSITION AND REDUCE OUR REVENUE.

Our success depends in large part on our proprietary technologies, including tracking management software, our affiliate marketing technologies, our lead generation technologies, and our MOJO platform. In addition, we believe that our trademarks are key to identifying and differentiating our services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our competitive position may suffer.

We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Third-party software providers could copy or otherwise obtain and use our technologies without authorization or develop similar technologies independently which may infringe upon our proprietary rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technologies or develop competing technologies. Intellectual property protection may also be unavailable or limited in some foreign countries.

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

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS AND ADVERTISING INVENTORY.

The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated technology investments. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers’ and Web publisher partners’ changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our systems do not support some types of advertising formats, such as certain video and audio formats, and many of the websites in our networks have not implemented systems to allow rich media advertisements. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose customers or advertising inventory. We purchase most of the software used in our business from third-parties. We intend to continue to acquire technologies from third-parties necessary for us to conduct our business from third-parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers and advertising inventory.

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS, INCLUDING BUT NOT LIMITED TO, SPYWARE AND PRIVACY MATTERS, COULD DECREASE DEMAND FOR OUR SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding Spyware (e.g., H.R. 29, the “Spy Act”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to Spyware. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, Spyware, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click fraud, acceptable content, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of SPAM or Spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of SPAM and Spyware by our Web publisher partners.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of June 30, 2006, we have total intangible assets, including goodwill, of $364.6 million. We are required under accounting principles generally accepted in the United States to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND OUR STOCK PRICE MAY BE ADVERSELY IMPACTED.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. As a result of our assessment of our internal control over financial reporting as of December 31, 2004, we determined that we had a material weakness in our internal control over financial reporting related to the operation of our controls for evaluating and documenting the assessment of valuation allowances recorded against our deferred tax assets. We remediated this material weakness during 2005 and determined that our internal control over financial reporting was effective as of December 31, 2005. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our stock price may decline.

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES, AND RECENTLY ADOPTED CHANGES IN ACCOUNTING FOR EQUITY COMPENSATION WILL ADVERSELY AFFECT EARNINGS.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly-qualified personnel. A portion of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, beginning January 1, 2006 the Company is required to record stock-based compensation expense related to stock options. This requirement has negatively impacted net income for the six-month period ended June 30, 2006 and will also negatively impact net income for future periods. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities – The table below summarizes the Company’s repurchases of common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2006 through April 30, 2006	—	—	—	$19.1 million

May 1, 2006 through May 31, 2006	1,104,166	$15.95	1,104,166	$101.5 million

June 1, 2006 through June 30, 2006	4,746,799	$14.91	4,746,799	$80.9 million

Total	5,850,965	$15.11	5,850,965	$80.9 million

(1)           In September 2001, the Company’s board of directors authorized a Stock Repurchase Program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2005, the board of directors had authorized a total of $95 million for repurchases under the Program and the Company had repurchased a total of 25.7 million shares of its common stock for $75.9 million.  As of March 31, 2006, the Company had $19.1 million available under the Program. The amounts authorized by the Company’s board of directors exclude broker commissions.

During the three-month period ended June 30, 2006, the board of directors authorized two increases to the Program, totaling an additional $150 million, and the Company repurchased an additional 5.9 million shares of the Company’s common stock for $88.4 million, including broker commissions.  As of June 30, 2006, up to an additional $80.9 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the board of directors determines additional repurchases are not warranted.  All shares have been retired subsequent to their repurchase.

(2)           Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Annual Meeting of Stockholders was held on June 2, 2006 in Westlake Village, California.

(b)           Proxies for the Annual Meeting of Stockholders were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees for directors as listed in the proxy statement, and all of such nominees were elected. At the Annual Meeting of Stockholders, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified.  The vote for each director was as follows:

Name	For	Withheld
James R. Zarley	56,427,914	35,606,945
David S. Buzby	79,812,562	12,222,297
Martin T. Hart	79,364,430	12,670,429
Tom A. Vadnais	56,115,667	35,919,192
Jeffrey F. Rayport	83,733,657	8,301,202

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)          Exhibits:

Exhibit Number	Exhibit Description

10.18(1)	Executive Incentive Compensation Plans approved on July 28, 2006

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2006

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2006

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2006

(1)           Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by ValueClick on August 3, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ SCOTT H. RAY
Scott H. Ray
Chief Financial Officer
(Principal Financial and
Dated: August 9, 2006		Accounting Officer)