Form 10-Q
period 2006-09-30
VALUECLICK INC/CA
filed 2006-11-09
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 3, 2006 was 97,803,906.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,019	$46,875
Marketable securities, at fair value	175,065	193,908
Accounts receivable, net	88,535	74,636
Inventories	2,665	1,349
Income taxes receivable	2,258	442
Prepaid expenses and other current assets	4,219	2,914
Deferred tax assets	7,406	6,619
Total current assets	335,167	326,743
Property and equipment, net	18,072	17,509
Goodwill	271,182	273,215
Intangible assets, net	85,857	102,245
Other assets	1,679	1,149
TOTAL ASSETS	$711,957	$720,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$64,801	$65,897
Income taxes payable	1,059	880
Capital lease obligations	—	169
Total current liabilities	65,860	66,946
Income taxes payable, less current portion	37,203	17,745
Deferred tax liabilities	13,332	16,771
Other non-current liabilities	577	856
TOTAL LIABILITIES	116,972	102,318

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 97,671,050 and 101,897,934 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	98	102
Additional paid-in capital	609,300	617,612
Deferred stock-based compensation	—	(638)
Accumulated other comprehensive income (loss)	1,643	(2,958)
(Accumulated deficit) retained earnings	(16,056)	4,425
Total stockholders’ equity	594,985	618,543
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$711,957	$720,861

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three-month Period Ended September 30,
	2006	2005
	(Unaudited)

Revenue	$137,865	$81,414
Cost of revenue	38,709	22,496
Gross profit	99,156	58,918
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,145 and $28 for 2006 and 2005, respectively)	46,270	22,021
General and administrative (includes stock-based compensation of $1,264 and $27 for 2006 and 2005, respectively)	14,326	10,314
Technology (includes stock-based compensation of $583 and $15 for 2006 and 2005, respectively)	8,301	5,680
Amortization of intangible assets	5,462	3,107
Total operating expenses	74,359	41,122

Income from operations	24,797	17,796
Interest income, net	1,642	687
Income before income taxes	26,439	18,483
Income tax expense	9,648	7,481
Net income	$16,791	$11,002

Other comprehensive income:
Foreign currency translation	1,048	(219)
Change in market value of marketable securities, net of tax	722	(590)
Comprehensive income	$18,561	$10,193

Basic net income per common share	$0.17	$0.13
Diluted net income per common share	$0.17	$0.13

Weighted-average shares used to calculate net income per common share:
Basic	96,612	84,596
Diluted	98,546	87,666

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Nine-month Period Ended September 30,
	2006	2005
	(Unaudited)

Revenue	$385,180	$187,400
Cost of revenue	120,072	49,569
Gross profit	265,108	137,831
Operating expenses:
Sales and marketing (includes stock-based compensation of $3,594 and $73 for 2006 and 2005, respectively)	115,285	48,433
General and administrative (includes stock-based compensation of $4,027 and $60 for 2006 and 2005, respectively)	42,534	27,566
Technology (includes stock-based compensation of $1,887 and $36 for 2006 and 2005, respectively)	24,614	14,782
Amortization of intangible assets	16,567	5,792
Restructuring expense, net	—	4
Total operating expenses	199,000	96,577

Income from operations	66,108	41,254
Interest income, net	5,565	3,467
Income before income taxes	71,673	44,721
Income tax expense	30,649	18,269
Net income	$41,024	$26,452

Other comprehensive income:
Foreign currency translation	3,894	(2,345)
Change in market value of marketable securities, net of tax	707	(178)
Comprehensive income	$45,625	$23,929

Basic net income per common share	$0.41	$0.32
Diluted net income per common share	$0.40	$0.31

Weighted-average shares used to calculate net income per common share:
Basic	99,948	83,182
Diluted	102,242	85,954

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

							Accumulated	Retained
					Additional	Deferred	Other	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity

Balance at December 31, 2005	—	$—	101,897,934	$102	$617,612	$(638)	$(2,958)	$4,425	$618,543

Reclassification of deferred stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(638)	638	—	—	—

Non-cash stock-based compensation expense	—	—	—	—	8,082	—	—	—	8,082

Exercises of stock options	—	—	2,677,535	3	17,245	—	—	—	17,248

Tax benefit from stock option exercises	—	—	—	—	8,913	—	—	—	8,913

Repurchases and retirement of common stock	—	—	(6,904,419)	(7)	(41,914)	—	—	(61,505)	(103,426)

Net income	—	—	—	—	—	—	—	41,024	41,024

Change in market value of marketable securities, net of tax	—	—	—	—	—	—	707	—	707

Foreign currency translation	—	—	—	—	—	—	3,894	—	3,894

Balance at September 30, 2006	—	$—	97,671,050	$98	$609,300	$—	$1,643	$(16,056)	$594,985

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-month Period Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$41,024	$26,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,418	10,534
Restructuring expense, net	—	4
Provision for doubtful accounts receivable	1,776	855
Non-cash stock-based compensation expense	8,082	169
Benefit from deferred income taxes	(4,226)	(2,031)
Tax benefit from stock option exercises	9,959	4,584
Excess tax benefit from stock option exercises	(10,069)	—
Changes in operating assets and liabilities, net of the effects of acquisitions	1,351	6,465
Net cash provided by operating activities	71,315	47,032

Cash flows from investing activities:
Purchases of marketable securities	(179,046)	(134,404)
Proceeds from the maturities and sales of marketable securities	198,596	182,580
Purchases of property and equipment	(7,501)	(5,884)
Acquisition of businesses, net of cash acquired	(1,000)	(56,744)
Net cash provided by (used in) investing activities	11,049	(14,452)

Cash flows from financing activities:
Repurchases and retirement of common stock	(103,426)	(5,657)
Proceeds from exercises of stock options	17,248	6,395
Proceeds from short-term debt	—	91,685
Repayments of short-term debt and capital lease obligations	(169)	(91,864)
Excess tax benefit from stock option exercises	10,069	—
Net cash (used in) provided by financing activities	(76,278)	559
Effect of foreign currency translations on cash and cash equivalents	2,058	(1,802)
Net increase in cash and cash equivalents	8,144	31,337

Cash and cash equivalents, beginning of period	46,875	28,295
Cash and cash equivalents, end of period	$55,019	$59,632

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or “the Company”) offers a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Additionally, the Company provides software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that the Company provides enables its customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining the Company’s media, affiliate marketing and technology offerings with its experience in both online and offline marketing, the Company helps its customers around the world optimize their marketing campaigns both on the Internet and through offline media.

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

The Company’s Media segment offers advertisers and advertising agencies a range of online media solutions in the categories of display advertising, lead generation marketing, email marketing, search marketing, and comparison shopping. The Company has aggregated thousands of online publishers to provide advertisers and advertising agencies with access to one of the largest online advertising networks. The Company also sells a limited number of consumer products directly to end-user customers through Company-owned e-commerce websites.

The Company’s Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

AFFILIATE MARKETING — ValueClick’s Affiliate Marketing segment operates through its wholly-owned subsidiaries Be Free, acquired in May 2002, and Commission Junction, acquired in December 2003. In 2004, the Company integrated Be Free and Commission Junction and began marketing its affiliate marketing offerings under the Commission Junction brand name.

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

Basis of Presentation

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As allowed by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three- and nine-month periods ended September 30, 2006 was $3.0 million and $9.5 million, respectively, which consisted of stock-based compensation expense related to employee and director stock options of $2.7 million and $8.1 million, respectively, and stock-based compensation expense related to Stock Appreciation Rights (“SARs”) of $323,000 and $1.4 million, respectively. For the three- and nine-month periods ended September 30, 2005, the Company recorded stock-based compensation expense of $70,000 and $169,000 respectively, related to stock options assumed in business combinations. If not for the adoption of SFAS 123(R) in the first quarter of 2006, stock-based compensation expense under APB 25 would have been $418,000 and $1.7 million, respectively, including the impact of the SARs as described above, for the three and nine-month periods ended September 30, 2006. The impact of the adoption of SFAS 123(R) on basic and diluted net income per common share was as follows for the three- and nine-month periods ended September 30, 2006:

	Three-month Period Ended September 30, 2006	Nine-month Period Ended September 30, 2006

Basic	$0.02	$0.06
Diluted	$0.02	$0.06

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

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for the Company on January 1, 2008. The Company is in the process of evaluating the impact of SFAS 157 on its consolidated financial position and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying the Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements of SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3”, for the correction of an error in financial statements. Further, SAB 108 does not change the SEC Staff’s previous guidance in SAB No. 99, “Materiality”, with regard to evaluating the materiality of financial statement misstatements. SAB 108 is effective for the Company for the fiscal year ending December 31, 2006 and is currently not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the recognition, measurement, derecognition, classification, and disclosures related to uncertain tax positions and interest and penalties related to uncertain tax positions. Specifically, FIN 48 establishes a “more-likely-than-not” criteria for evaluating whether an asset or a liability associated with an uncertain tax position should be recognized for financial statement purposes. FIN 48 is effective for the Company as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to beginning-of-year retained earnings. The Company is in the process of evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

3.             STOCK-BASED COMPENSATION

1999 Stock Option Plan and 2002 Stock Incentive Plan

On May 13, 1999, the Board of Directors adopted and the stockholders approved the 1999 Stock Option Plan (the “1999 Stock Plan”). A total of 5,000,000 shares of common stock were reserved for issuance under the 1999 Stock Plan.

On May 23, 2002, the Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively the “2002 Stock Plan”). The total number of common shares reserved for issuance under the 2002 Stock Plan is 15,000,000, of which 3,772,156 shares were available for future grant at September 30, 2006.

The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options to, among other parties, employees, officers and directors of the Company. Stock options granted to new employees generally begin vesting on the new employee’s first date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro-rata monthly over the remaining three years, and expire five to ten years from the date of grant. Stock options granted to existing employees typically vest on a monthly pro-rata basis over a four-year period and expire five to ten years from the date of grant. Stock options granted to directors generally vest over a two-year period and expire ten years from the date of grant.

Assumed Stock Plans

Pursuant to the Company’s business combinations with Fastclick, Webclients, HiSpeed Media, Commission Junction, Be Free, Mediaplex, Z Media, and ClickAgents, the Company assumed the stock options and related plans as detailed below. No stock options are available for future grants under these plans.

Name of Plan	Number of Options	Exercise Prices Per Share	Maximum Exercise Term	Vesting Periods
Fastclick—2004 Stock Plan and 2000 Stock Plan	1,293,145	$0.26 to $15.14	10 years	Up to 4 years
Webclients—2004 Stock Incentive Plan	349,044	$10.39	10 years	Up to 4 years
HiSpeed Media—2001 Stock Incentive Plan	80,710	$1.99	10 years	Up to 4 years
Commission Junction—2001 Stock Incentive Plan and 1999 Stock Option Plan	1,217,693	$3.45 to $8.62	10 years	Up to 4 years
Be Free—1998 Stock Incentive Plan	4,164,875	$0.23 to $68.59	10 years	Up to 4 years
Mediaplex—1997 Stock Option Plan	2,762,912	$1.22 to $247.99	10 years	Up to 4 years
Z Media—Stock Option Plan	419,366	$0.26 to $7.91	10 years	Up to 4 years
ClickAgents—Stock Option Plan	427,269	$0.07 to $3.95	10 years	Up to 4 years

Plan Activity

The following table summarizes activity under all of the Company’s stock plans for the nine-month period ended September 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)

Options outstanding at December 31, 2005	9,537,957	$10.11
Granted	1,307,125	$16.93
Exercised	(2,677,535)	$6.44
Forfeited/expired	(803,007)	$14.52
Options outstanding at September 30, 2006	7,364,540	$12.18	7.04	$54,043
Options vested at September 30, 2006 and expected to vest after September 30, 2006	7,019,155	$12.09	7.03	$52,481
Options exercisable at September 30, 2006	2,972,035	$10.48	6.46	$31,140

The total intrinsic value of stock options exercised during the three-month periods ended September 30, 2006 and 2005 was $19.2 million and $6.6 million, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2006 and 2005 was $29.3 million and $13.6 million, respectively. The weighted-average grant date fair value of stock options granted in the three-month periods ended September 30, 2006 and 2005 was $5.53 and $9.26, respectively. The weighted-average grant date fair value of stock options granted in the nine-month periods ended September 30, 2006 and 2005 was $6.91 and $7.97, respectively.

As of September 30, 2006, there was $28.5 million of total unrecognized compensation expense related to unvested stock options. The remaining vesting period for such unvested stock options ranges up to 4 years, with a weighted-average remaining vesting period of 2.6 years.

Stock Appreciation Rights Plan

In October 2005, the Company issued 311,000 share-equivalent SARs to certain former employees of Fastclick. The purpose of the SARs was to provide certain individuals with an inducement to remain with the combined organization subsequent to the acquisition date. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The intrinsic value of the SARs that vest each quarter will be settled in cash the following quarter. The SARs are classified as liability awards in accordance with SFAS 123(R). As of September 30, 2006, 72,000 SARs remain unvested, with a weighted-average exercise price of $3.75, a remaining contractual term of 1 year, and an aggregate intrinsic value of $1.1 million. No SARs have been issued subsequent to October 2005.

Valuation and Expense Information under SFAS 123(R)

In the three- and nine-month periods ended September 30, 2006, the Company recognized stock-based compensation expense of $3.0 million and $9.5 million, respectively, which includes $2.7 million and $8.1 million, respectively, related to stock options and $323,000 and $1.4 million, respectively, related to SARs. The following table summarizes, by consolidated statement of operations line item for the three- and nine-month periods ended September 30, 2006, the $2.7 million and $8.1 million, respectively, of stock-based compensation expense related to stock options (excluding the SARs) that was recorded in accordance with the provisions of SFAS 123(R) (in thousands):

	Three-month Period Ended September 30, 2006	Nine-month Period Ended September 30, 2006

Sales and marketing	$966	$2,872
General and administrative	1,236	3,784
Technology	466	1,426
Stock-based compensation expense related to stock options	2,668	8,082
Related income tax benefits	(990)	(2,326)
Stock-based compensation expense related to stock options, net of tax benefits	$1,678	$5,756

The Company has not capitalized as an asset any stock-based compensation costs.

Prior to adopting SFAS 123(R), the Company classified all tax benefits resulting from the exercise of stock options as an operating activity in the consolidated statements of cash flows. SFAS 123(R) requires cash flows resulting from such excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation expense for such stock options. Pursuant to the requirements of SFAS 123(R), $10.1 million of excess tax benefits for the nine-month period ended September 30, 2006 has been classified as a financing activity in the consolidated statement of cash flows.

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2006	2005	2006	2005
Risk-free interest rates	4.9%	4.2%	4.7%	4.0%
Expected lives (in years)	3.6	3.7	3.6	3.5
Dividend yield	0%	0%	0%	0%
Expected volatility	46%	57%	49%	58%

The Company’s computation of expected volatility for the three- and nine-month periods ended September 30, 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. The Company estimated the expected life of each stock option granted in the nine-month period ended September 30, 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.

Pro-forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on stock-based compensation expense, net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans during the three- and nine-month periods ended September 30, 2005 (in thousands, except per share data):

	Three-month Period Ended September 30, 2005	Nine-month Period Ended September 30, 2005

Net income, as reported	$11,002	$26,452
Add:
Stock-based compensation expense included in reported net income	70	169
Deduct:
Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,417)	(2,992)
Pro-forma net income	$9,655	$23,629

Net income per common share:
Basic—as reported	$0.13	$0.32
Diluted—as reported	$0.13	$0.31
Basic—pro-forma	$0.11	$0.28
Diluted—pro-forma	$0.11	$0.28

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

Pro-forma Results of Operations. The historical operating results of Fastclick, Webclients and E-Babylon have not been included in the Company’s historical consolidated operating results prior to their respective acquisition dates. Pro-forma results of operations for the three- and nine-month periods ended September 30, 2005, as if these acquisitions had been effective as of January 1, 2005, are as follows (in thousands, except per share data):

	Three-month Period Ended September 30, 2006	Three-month Period Ended September 30, 2005
	(actual)	(pro-forma)
Revenue	$137,865	$100,788
Net income	$16,791	$11,034
Basic net income per common share	$0.17	$0.11
Diluted net income per common share	$0.17	$0.11

	Nine-month Period Ended September 30, 2006	Nine-month Period Ended September 30, 2005
	(actual)	(pro-forma)
Revenue	$385,180	$290,757
Net income	$41,024	$29,092
Basic net income per common share	$0.41	$0.29
Diluted net income per common share	$0.40	$0.28

These pro-forma results of operations are not necessarily indicative of future operating results.

5.             GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the nine-month period ended September 30, 2006 were as follows (in thousands):

	Balance at December 31, 2005	Goodwill Adjustments	Balance at September 30, 2006
Reporting Units
Affiliate Marketing	$23,969	$(301)	$23,668
Technology	—	—
Media:
U.S. Media	212,648	(2,207)	210,441
Europe Media	14,625	626	15,251
HiSpeed Media	21,973	(151)	21,822
Total	$273,215	$(2,033)	$271,182

For the nine-month period ended September 30, 2006, the reduction in goodwill for Affiliate Marketing was related to tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Commission Junction. The decrease in goodwill for U.S. Media was due to adjustments identified upon completion of the pre-acquisition tax returns for Fastclick, which was acquired by the Company in September 2005, and Webclients, which was acquired by the Company in June 2005, as well as tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Webclients and Fastclick. The increase in goodwill for Europe Media is due to the impact of exchange rate fluctuations. The decrease in goodwill for HiSpeed Media was due to adjustments identified upon completion of the pre-acquisition tax return for E-Babylon, which was acquired by the Company in June 2005.

The gross carrying amounts and accumulated amortization of the Company’s acquisition-related intangible assets as of September 30, 2006 and December 31, 2005 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
September 30, 2006:
Customer, affiliate and advertiser relationships	$84,758	$(21,825)	$62,933
Trademark, trade name and domain name	18,402	(3,203)	15,199
Developed technology	8,037	(5,455)	2,582
Covenants not to compete	10,502	(5,359)	5,143
Total intangible assets	$121,699	$(35,842)	$85,857

December 31, 2005:
Customer, affiliate and advertiser relationships	$84,421	$(11,218)	$73,203
Trademark, trade name and domain name	18,184	(1,592)	16,592
Developed technology	8,015	(4,061)	3,954
Covenants not to compete	10,494	(1,998)	8,496
Total intangible assets	$121,114	$(18,869)	$102,245

The Company recognized amortization expense on acquisition-related intangible assets of $5.5 million and $3.1 million for the three-month periods ended September 30, 2006 and 2005, respectively. Acquisition-related amortization expense was $16.6 million and $5.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Estimated acquisition-related intangible asset amortization expense for the three months ending December 31, 2006, the succeeding five years and thereafter is as follows (in thousands):

Three months ending December 31, 2006	$5,065
2007	$18,231
2008	$15,411
2009	$12,549
2010	$12,221
2011	$10,606
Thereafter	$11,774

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $4.3 million and $4.7 million at September 30, 2006 and December 31, 2005, respectively.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	37,259	31,734
Furniture and equipment	4,329	3,936
Leasehold improvements	2,881	2,440
Vehicles	74	74
	47,343	40,984
Less: accumulated depreciation and amortization	(29,271)	(23,475)
Total property and equipment, net	$18,072	$17,509

8.             MARKETABLE SECURITIES

Marketable securities as of September 30, 2006 consisted of municipal, U.S. government agencies and corporate obligations. All of the Company’s investments in marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income (loss) balance.

Marketable securities at September 30, 2006 had an aggregate cost of $175.6 million and an estimated fair value of $175.1 million. Marketable securities at December 31, 2005 had an aggregate cost and estimated fair value of $195.1 million and $193.9 million, respectively.

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

During the nine-month period ended September 30, 2006, the board of directors authorized two increases to the Program, totaling an additional $150 million, and the Company repurchased an additional 6.9 million shares of the Company’s common stock for $103.4 million, including broker commissions. In accordance with Accounting Principles Board Opinion No. 6, “Status of Research Bulletins”, the Company allocated the total cost of the repurchased shares in the nine-month period ended September 30, 2006 between additional paid-in capital ($41.9 million) and retained earnings/(accumulated deficit) ($61.5 million). As of September 30, 2006, up to an additional $65.9 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the board of directors determines additional repurchases are not warranted.

11.          NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2006	2005	2006	2005

Net income	$16,791	$11,002	$41,024	$26,452

Weighted-average common shares outstanding - basic	96,612	84,596	99,948	83,182
Dilutive effect of stock options	1,934	3,070	2,294	2,772
Number of shares used to compute net income per common share - diluted	98,546	87,666	102,242	85,954

Net income per common share:
Basic	$0.17	$0.13	$0.41	$0.32
Diluted	$0.17	$0.13	$0.40	$0.31

Stock options to purchase 3,553,000 and 215,000 shares of common stock during the three-month periods ended September 30, 2006 and 2005, respectively, were outstanding but excluded from the computation of diluted net income per common share as they are antidilutive because the exercise price for these stock options was greater than the average market price of the Company’s shares of common stock during the respective periods. For the nine-month periods ended September 30, 2006 and 2005, the number of these antidilutive common stock options excluded from the diluted net income per common share computations was 3,207,000 and 1,367,000, respectively.

12.          RELATED PARTY TRANSACTIONS

In connection with the acquisition of Webclients in June 2005, the Company assumed a lease obligation with a property management partnership owned in part by management of Webclients who remain employees of the Company. For the three- and nine-month periods ended September 30, 2006, the Company recorded $113,000 and $340,000, respectively, in facilities expenses associated with this operating lease agreement. As of September 30, 2006, the Company has a prepaid balance with this unaffiliated entity of $3,000, which is reflected in the prepaid expenses and other current assets line item of the condensed consolidated balance sheet.

13.          SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from three business segments based on the types of products and services provided. These business segments are Media, Affiliate Marketing and Technology.

In periods prior to September 30, 2005, management utilized gross profit as the operating measure for assessing the performance of each business segment. As a result of the acquisitions of Fastclick, Webclients and E-Babylon in the period from June 2005 through September 2005 as described in note 4, beginning in the third quarter of 2005 management now utilizes an internal management reporting process that places more emphasis on income from operations before stock-based compensation, amortization of intangible assets, restructuring expense, net, and corporate expenses for making business and financial decisions and allocating resources. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers, including audit and legal; insurance; depreciation and amortization; and other corporate expenses. Income from operations, by segment, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets, restructuring expense, net, and corporate expenses. All prior periods have been adjusted for the new presentation.

Revenue and income from operations, by segment, are as follows (in thousands):

	Revenue		Segment Income from Operations
	Three-month Period Ended September 30,
	2006	2005	2006	2005

Media	$113,240	$58,648	$25,858	$12,878
Affiliate Marketing	21,241	18,951	12,313	9,777
Technology	5,993	5,850	1,822	2,088
Inter-segment revenue	(2,609)	(2,035)	—	—
Total	$137,865	$81,414	$39,993	$24,743

	Revenue		Segment Income from Operations
	Nine-month Period Ended September 30,
	2006	2005	2006	2005

Media	$312,852	$119,806	$69,746	$22,897
Affiliate Marketing	63,590	55,453	36,946	28,715
Technology	16,618	18,311	4,322	6,094
Inter-segment revenue	(7,880)	(6,170)	—	—
Total	$385,180	$187,400	$111,014	$57,706

A reconciliation of segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2006	2005	2006	2005

Segment income from operations	$39,993	$24,743	$111,014	$57,706
Corporate expenses	(6,742)	(3,770)	(18,831)	(10,487)
Stock-based compensation	(2,992)	(70)	(9,508)	(169)
Amortization of intangible assets	(5,462)	(3,107)	(16,567)	(5,792)
Restructuring expense, net	—	—	—	(4)
Consolidated income from operations	$24,797	$17,796	$66,108	$41,254

Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, totaling $894,000 and $4.5 million, respectively, for the three-month period ended September 30, 2006 and $690,000 and $3.4 million, respectively, for the three-month period ended September 30, 2005. Sales of technology and affiliate marketing products made by Media operations outside of the United States were $2.3 million and $13.7 million, respectively, for the nine-month period ended September 30, 2006 and $3.7 million and $9.2 million, respectively, for the nine-month period ended September 30, 2005.

Depreciation and property and equipment-related amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing and Technology segments was $1.2 million, $548,000 and $460,000, respectively, for the three-month period ended September 30, 2006; and $683,000, $444,000 and $432,000, respectively, for the three-month period ended September 30, 2005. Depreciation and property and equipment-related amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing and Technology segments was $3.4 million, $1.6 million and $1.4 million, respectively, for the nine-month period ended September 30, 2006; and $1.3 million, $1.7 million and $1.2 million, respectively, for the nine-month period ended September 30, 2005.

The Company’s operations are domiciled in the United States with operations in Europe through its wholly-owned subsidiaries, ValueClick Europe, ValueClick France, ValueClick Germany, and Pricerunner AB. Revenue is attributed to individual countries based upon the country in which the customer is located.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended		Nine-month Period Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$122,350	$72,587	$342,553	$160,280
Europe	18,124	10,862	50,507	33,290
Inter-segment revenue	(2,609)	(2,035)	(7,880)	(6,170)
Total	$137,865	$81,414	$385,180	$187,400

	Income from Operations
	Three-month Period Ended		Nine-month Period Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$22,876	$17,129	$61,452	$38,926
Europe	1,921	667	4,656	2,328
Total	$24,797	$17,796	$66,108	$41,254

For the three- and nine-month periods ended September 30, 2006 and 2005, no customer comprised more than 10% of total revenue. At September 30, 2006 and December 31, 2005, no customer comprised more than 10% of accounts receivable.

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

Overview

ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or “the Company” or, in the first person, “we”, “us” and “our”) is one of the world’s largest and most comprehensive online marketing services companies. We sell targeted and measurable online advertising campaigns and programs to advertisers and advertising agency clients, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

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

MEDIA

Our Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as Search123.com, completed in May 2003,

HiSpeed Media, completed in December 2003, Pricerunner, completed in August 2004, Webclients and E-Babylon, both completed in June 2005, and Fastclick, completed in September 2005. Our strategic expansion and subsequent integration within the Media segment has increased our presence in interactive marketing with powerful offerings that are provided to advertiser and advertising agency clients in the following product categories: display advertising, lead generation marketing, email marketing, search marketing, and comparison shopping. Our Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”). We also sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites.

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

Media segment revenue includes sales of technology and affiliate marketing products and services made by Media operations outside of the United States, totaling $894,000 and $4.5 million, respectively, for the three-month period ended September 30, 2006 and $690,000 and $3.4 million, respectively, for the three-month period ended September 30, 2005. Sales of technology and affiliate marketing products made by Media operations outside of the United States were $2.3 million and $13.7 million, respectively, for the nine-month period ended September 30, 2006 and $3.7 million and $9.2 million, respectively, for the nine-month period ended September 30, 2005.

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Media
Revenue	$113,240	$58,648	$312,852	$119,806
Cost of revenue	37,230	21,074	116,226	45,200
Gross profit	76,010	37,574	196,626	74,606
Operating expenses	50,152	24,696	126,880	51,709
Segment income from operations	$25,858	$12,878	$69,746	$22,897

Affiliate Marketing
Revenue	$21,241	$18,951	$63,590	$55,453
Cost of revenue	2,703	2,175	7,671	7,075
Gross profit	18,538	16,776	55,919	48,378
Operating expenses	6,225	6,999	18,973	19,663
Segment income from operations	$12,313	$9,777	$36,946	$28,715

Technology
Revenue	$5,993	$5,850	$16,618	$18,311
Cost of revenue	1,374	1,269	4,024	3,914
Gross profit	4,619	4,581	12,594	14,397
Operating expenses	2,797	2,493	8,272	8,303
Segment income from operations	$1,822	$2,088	$4,322	$6,094

Total segment income from operations	$39,993	$24,743	$111,014	$57,706

Corporate expenses	(6,742)	(3,770)	(18,831)	(10,487)
Stock-based compensation	(2,992)	(70)	(9,508)	(169)
Amortization of intangible assets	(5,462)	(3,107)	(16,567)	(5,792)
Restructuring expense, net	—	—	—	(4)
Consolidated income from operations	$24,797	$17,796	$66,108	$41,254

Reconciliation of segment revenue:
Media	$113,240	$58,648	$312,852	$119,806
Affiliate Marketing	21,241	18,951	63,590	55,453
Technology	5,993	5,850	16,618	18,311
Intercompany eliminations	(2,609)	(2,035)	(7,880)	(6,170)
Consolidated revenue	$137,865	$81,414	$385,180	$187,400

RESULTS OF OPERATIONS — THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

Revenue. Consolidated revenue for the three-month period ended September 30, 2006 was $137.9 million, representing a 69.3% increase over total revenue in the same period of 2005 of $81.4 million.

Media segment revenue increased to $113.2 million for the three-month period ended September 30, 2006 compared to $58.6 million for the same period in 2005. The increase of $54.6 million, or 93.1%, in Media segment revenue was attributable to the organic growth in our U.S. and European media operations, primarily from our lead generation business, and the acquisition of Fastclick in September 2005. The operating results of Fastclick, acquired at the end of September 2005, have not been included in the results of operations for the three-month period ended September 30, 2005.  As a result of the integration activities that have occurred subsequent to the acquisition date, we are unable to quantify the revenue directly attributable to Fastclick for the three-month period ended September 30, 2006.  Please refer to note 4 “Recent Business Combinations” to the condensed consolidated financial statements for consolidated pro-forma revenue and net income information.

Affiliate Marketing segment revenue increased to $21.2 million for the three-month period ended September 30, 2006 compared to $19.0 million in the same period in 2005. The net increase of $2.3 million, or 12.1%, was due to a continued increase in the number of customers and an increase in transaction volumes associated with both new and existing customers, partially offset by a reduction in revenue from a large customer in this segment.

Technology segment revenue was $6.0 million for the three-month period ended September 30, 2006 compared to $5.9 million for the same period in 2005, an increase of $143,000, or 2.4%. The increase in revenue was primarily related to new customer wins. Technology segment revenue is highly concentrated with a few significant customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our Media and Affiliate Marketing segment revenue will continue to grow at historical rates, that we will complete additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit. Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers on ValueClick’s online advertising networks. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media segment also includes labor costs, depreciation on revenue-producing technologies, Internet access costs, and e-commerce product and shipping costs. Cost of revenue for the Affiliate Marketing and Technology segments includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Consolidated cost of revenue was $38.7 million for the three-month period ended September 30, 2006 compared to $22.5 million for the same period in 2005, an increase of $16.2 million, or 72.1%. The consolidated gross margin declined to 71.9% for the three-month period ended September 30, 2006 compared to 72.4% for the same period in 2005. The decrease in consolidated gross margin was primarily due to the higher mix of Media segment revenue in the third quarter of 2006 compared to the same period in 2005.

Cost of revenue for the Media segment increased $16.2 million, or 76.7%, to $37.2 million for the three-month period ended September 30, 2006 compared to $21.1 million for the same period in 2005. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin increased to 67.1% for the three-month period ended September 30, 2006 from 64.1% for the same period in 2005 due to a higher mix of lead generation revenue in the third quarter of 2006 compared to the same period in 2005.

Cost of revenue for the Affiliate Marketing segment increased $528,000, or 24.3%, to $2.7 million for the three-month period ended September 30, 2006 from $2.2 million for the three-month period ended September 30, 2005. Our Affiliate Marketing segment gross margin decreased to 87.3% for the third quarter of 2006 from 88.5% for the same period in 2005. This decrease was primarily associated with an increase in salaries and related costs.

Technology segment cost of revenue increased $105,000, or 8.3%, to $1.4 million for the three-month period ended September 30, 2006 from $1.3 million for the three-month period ended September 30, 2005. Our Technology segment gross margin decreased to 77.1% for the three-month period ended September 30, 2006 from 78.3% for the same period in 2005 due to increased internet bandwidth costs and higher depreciation expense as a result of capital equipment additions to our computing infrastructure.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses consist primarily of: compensation of sales and marketing, network development and related support teams; online advertising; offline advertising; sales commissions; travel; trade shows; and marketing materials. Total sales and marketing expenses for the three-month period ended September 30, 2006 were $46.3 million compared to $22.0 million for the same period in 2005, an increase of $24.2 million, or 110.1%. Sales and marketing expenses increased due to the inclusion of sales and marketing expenses of Fastclick, acquired in September 2005. In addition to the sales and marketing expenses of Fastclick, an increase in online advertising costs of $18.5 million related to our lead generation activities, an increase in stock-based compensation of $1.1 million, and increases in our worldwide sales staff contributed to the increase in sales and marketing expenses. Our sales and marketing expenses as a percentage of revenue increased to 33.6% for the three-month period ended September 30, 2006 compared to 27.0% for the same period in 2005, primarily driven by the higher online advertising costs and stock-based compensation described above.

General and Administrative. General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, professional services fees, and insurance costs. Total general and administrative expenses were $14.3 million, or 10.4% of revenue, for the three-month period ended September 30, 2006 compared to $10.3 million, or 12.7% of revenue, for the same period in 2005, an increase of $4.0 million, or 38.9%. General and administrative expenses increased due to the inclusion of general and administrative expenses of Fastclick, acquired in September 2005, an increase of $1.2 million in stock-based compensation, higher professional services fees, and increased salaries and related costs to support the growth in our business.

Technology. Technology costs include expenses associated with the maintenance of our technology platforms, including the salaries and related expenses for our software engineering department, as well as costs for contracted services and supplies. Technology costs for the three-month period ended September 30, 2006 were $8.3 million, or 6.0% of revenue, compared to $5.7 million, or 7.0% of revenue, for the same period in 2005, an increase of $2.6 million, or 46.1%. The increase in technology expenses was due primarily to the acquisition Fastclick, an increase in stock-based compensation of $568,000, and the overall growth in our business.

Segment Income from Operations. Media segment income from operations for the three-month period ended September 30, 2006 increased 100.8% to $25.9 million, from $12.9 million in the same period of the prior year, and represented 22.8% and 22.0% of Media segment revenue in these respective periods. The increase of $13.0 million in Media segment income from operations was attributable to the higher revenue as described above.

Affiliate Marketing segment income from operations for the three-month period ended September 30, 2006 increased 25.9% to $12.3 million, from $9.8 million in the same period of the prior year, and represented 58.0% and 51.6% of Affiliate Marketing segment revenue in these respective periods. The increase of $2.5 million in Affiliate Marketing segment income from operations was primarily attributable to the higher revenue as described above.

Technology segment income from operations for the three-month period ended September 30, 2006 decreased 12.7% to $1.8 million, from $2.1 million in the same period of the prior year, and represented 30.4% and 35.7% of Technology segment revenue in these respective periods. The decrease in Technology segment income from operations was attributable to the lower gross margin as described above and higher segment operating expenses.

Stock-Based Compensation. The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,”
(“SFAS 123(R)”) as of January 1, 2006. SFAS 123(R) requires the Company to recognize stock-based compensation expense equal to the grant date fair value of stock options issued to employees and directors. Prior to January 1, 2006, the Company did not record any stock-based compensation expense for stock options granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for the three-month period ended September 30, 2006 amounted to $3.0 million compared to $70,000 for the three-month period ended September 30, 2005. The increase was due to $2.7 million of expense recognized under SFAS 123(R) and $323,000 associated with 0.3 million share-equivalent Stock Appreciation Rights (“SARs”) issued to certain former employees of Fastclick in October 2005. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The SARs are settled in cash upon vesting.

The Company currently anticipates total stock-based compensation expense, including the impact of SFAS 123(R) and the SARs, in the range of $12.0 million to $12.5 million for the year-ending December 31, 2006. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our stock option programs, or other factors.

Amortization of Intangible Assets. Amortization of intangible assets for the three-month period ended September 30, 2006 was $5.5 million compared to $3.1 million in the third quarter of 2005. The increase compared to the third quarter of 2005 was due to the intangible assets purchased in the Fastclick acquisition. We currently anticipate amortization expense of approximately $21.5 million for the year-ending December 31, 2006.

Interest Income, net. Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on our capital lease obligations and short-term debt (as more fully described in the Liquidity and Capital Resources section below under Short-Term Debt). Interest income, net, was $1.6 million for the three-month period ended September 30, 2006 compared to $687,000 for the same period in 2005. The increase was primarily attributable to the interest expense recorded in the three-month period ended September 30, 2005 related to short-term debt that was fully repaid in September 2005 (as more fully described in the Liquidity and Capital Resources section below under Short-Term Debt) and the effects of increasing average investment yields as a result of interest rate increases throughout 2005 and 2006.

Income Tax Expense. For the three-month period ended September 30, 2006, we recorded income tax expense of $9.6 million compared to $7.5 million for the same period in 2005. The decrease in the effective tax rate for the three-month period ended September 30, 2006 to 36.5% from 40.5% in the same period of the prior year was primarily due to tax benefits recorded in the three-month period ended September 30, 2006 as the result of: the completion of a research and experimentation tax credit project, certain provision-to-return adjustments identified upon the completion of income tax returns for the year ended December 31, 2005, and tax benefits from the exercise and disqualifying disposition of Incentive Stock Options (“ISOs”) in the period. Under SFAS No. 123(R), the Company is only able to recognize the tax benefit from ISOs in the period in which disqualifying dispositions occur. Due to this treatment of ISOs, the Company may continue to experience fluctuations in its effective tax rate during any given accounting period, depending upon the exercise patterns of our employees and directors related to ISOs.  We currently anticipate an effective tax rate for the year-ending December 31, 2006 of 43.3%.

RESULTS OF OPERATIONS — NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

Revenue. Consolidated revenue for the nine-month period ended September 30, 2006 was $385.2 million, representing a 105.5% increase over total revenue in the same period of 2005 of $187.4 million.

Media segment revenue increased to $312.9 million for the nine-month period ended September 30, 2006 compared to $119.8 million for the same period in 2005. The increase of $193.0 million, or 161.1%, in Media segment revenue was primarily attributable to the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005, and growth in our other U.S. and European media operations, primarily from our lead generation business. As a result of the integration activities related to these acquisitions during the nine-month period ended September 30, 2006, we are unable to quantify the revenue directly attributable to these acquired businesses for the nine-month period ended September 30, 2006. Please refer to note 4 “Recent Business Combinations” to the condensed consolidated financial statements for consolidated pro-forma revenue and net income information.

Affiliate Marketing segment revenue increased to $63.6 million for the nine-month period ended September 30, 2006 compared to $55.5 million in the same period in 2005. This net increase of $8.1 million, or 14.7%, was due to a continued increase in the number of customers and an increase in transaction volumes associated with both new and existing customers, partially offset by a reduction in revenue from a large customer in this segment.

Technology segment revenue was $16.6 million for the nine-month period ended September 30, 2006 compared to $18.3 million for the same period in 2005, a decrease of $1.7 million, or 9.2%. The decrease in revenue was primarily related to lower volumes of ad serving for existing clients during the nine-months ended September 30, 2006 compared to the same period in the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our Media and Affiliate Marketing segment revenue will continue to grow at historical rates, that we will complete additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit. Consolidated cost of revenue was $120.1 million for the nine-month period ended September 30, 2006 compared to $49.6 million for the same period in 2005, an increase of $70.5 million, or 142.2%. The consolidated gross margin decreased to 68.8% for the nine-month period ended September 30, 2006 compared to 73.5% for the same period in 2005. The decrease in consolidated gross margin was primarily due to the higher mix of Media segment revenue in the first three quarters of 2006 compared to the same period in 2005, primarily as a result of the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005, all of which are included in the Media segment.

Cost of revenue for the Media segment increased $71.0 million, or 157.1%, to $116.2 million for the nine-month period ended September 30, 2006 compared to $45.2 million for the same period in 2005. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin increased to 62.8% for the nine-month period ended September 30, 2006 compared to 62.3% for the same period in 2005 due to a higher mix of lead generation revenue in the nine-month period ended September 30, 2006 compared to the same period in 2005 as a result of the acquisition of Webclients in June 2005.

Cost of revenue for the Affiliate Marketing segment was $7.7 million for the nine-month period ended September 30, 2006 compared to $7.1 million for the same period in 2005. Our Affiliate Marketing gross margin increased to 87.9% for the nine-month period ended September 30, 2006 from 87.2% for the same period in 2005. This increase was primarily associated with the operating leverage of our affiliate marketing infrastructure, supporting higher revenue levels, and lower depreciation expense.

Technology segment cost of revenue remained flat at $4.0 million for the nine-month periods ended September 30, 2006 and 2005. Our Technology segment gross margin decreased to 75.8% for the nine-month period ended September 30, 2006 from 78.6% for the same period in 2005 due to the lower revenue described above and the relatively fixed nature of the components of cost of revenue for this segment.

Operating Expenses:

Sales and Marketing. Total sales and marketing expenses for the nine-month period ended September 30, 2006 were $115.3 million compared to $48.4 million for the same period in 2005, an increase of $66.9 million, or 138.0%. Sales and marketing expenses increased due to the inclusion of sales and marketing expenses for E-Babylon, Webclients and Fastclick for the entire nine-month period ended September 30, 2006 as compared to four, three and zero months, respectively, for the same period in 2005.  In addition to the incremental months of sales and marketing expenses of these acquired entities included in the 2006 results, an increase in online advertising costs of $26.9 million primarily related to our historic lead generation activities, an increase in stock-based compensation of $3.5 million, offline advertising campaigns totaling $1.0 million, and increases in our worldwide sales staff contributed to the increase in sales and marketing expenses. Our sales and marketing expenses as a percentage of revenue increased to 29.9% for the nine-month period ended September 30, 2006 compared to 25.8% for the same period in 2005, primarily driven by the higher online advertising costs, stock-based compensation, and offline advertising expenses described above.

General and Administrative. Total general and administrative expenses were $42.5 million, or 11.0% of revenue, for the nine-month period ended September 30, 2006 compared to $27.6 million, or 14.7% of revenue, for the same period in 2005, an increase of $15.0 million, or 54.3%. General and administrative expenses increased primarily due to the inclusion of incremental months of general and administrative expenses of E-Babylon, Webclients and Fastclick, an increase of $5.2 million in professional services fees, an increase of $4.0 million in stock-based compensation, and increased salaries and related costs to support the growth in our business.

Technology. Technology costs for the nine-month period ended September 30, 2006 were $24.6 million, or 6.4% of revenue, compared to $14.8 million, or 7.9% of revenue, for the same period in 2005, an increase of $9.8 million, or 66.5%. The increase in technology expenses was due primarily to the inclusion of incremental months of technology expenses of E-Babylon, Webclients and Fastclick, increased stock-based compensation of $1.9 million, and the overall growth in our business.

Segment Income from Operations. Media segment income from operations for the nine-month period ended September 30, 2006 increased 204.6% to $69.7 million, from $22.9 million in the same period of the prior year, and represented 22.3% and 19.1% of Media segment revenue in these respective periods. The increase of $46.8 million in Media segment income from operations was attributable to the acquisitions of E-Babylon and Webclients in June 2005 and Fastclick in September 2005, and the operating leverage associated with the growth in our historic businesses.

Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2006 increased 28.7% to $36.9 million, from $28.7 million in the same period of the prior year, and represented 58.1% and 51.8% of Affiliate Marketing segment revenue in these respective periods. The increase of $8.2 million in Affiliate Marketing segment income from operations was attributable to the higher revenue and gross margin as described above, as well as lower operating expenses.

Technology segment income from operations for the nine-month period ended September 30, 2006 decreased 29.1% to $4.3 million, from $6.1 million in the same period of the prior year, and represented 26.0% and 33.3% of Technology segment revenue in these respective periods. The decrease in Technology segment income from operations was attributable to the lower revenue and gross margin as described above.

Stock-Based Compensation. Stock-based compensation expense for the nine-month period ended September 30, 2006 amounted to $9.5 million compared to $169,000 for the nine-month period ended September 30, 2005. The increase of $9.3 million was due to $8.1 million of expense recognized under SFAS 123(R) and $1.4 million associated with 0.3 million share-equivalent Stock Appreciation Rights (“SARs”) issued to certain former employees of Fastclick in October 2005. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The SARs are settled in cash upon vesting.

The Company currently anticipates total stock-based compensation expense, including the impact of SFAS 123(R) and the SARs, in the range of $12.0 million to $12.5 million for the year-ending December 31, 2006. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our stock option programs, or other factors.

Amortization of Intangible Assets. Amortization of intangible assets for the nine-month period ended September 30, 2006 was $16.6 million compared to $5.8 million in the same period of 2005. The increase compared to the nine-month period ended September 30, 2005 was due to the intangible assets purchased in the E-Babylon, Webclients and Fastclick acquisitions. We currently anticipate amortization expense of approximately $21.5 million for the year-ending December 31, 2006.

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

Interest Income, net. Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on our capital lease obligations and short-term debt (as more fully described in the Liquidity and Capital Resources section below under Short-Term Debt). Interest income, net, was $5.6 million for the nine-month period ended September 30, 2006 compared to $3.5 million for the same period in 2005. The increase was primarily attributable to the interest expense recorded in the nine-month period ended September 30, 2005 related to short-term debt that was fully repaid in September 2005 (as more fully described in the Liquidity and Capital Resources section below under Short-Term Debt) and the effects of increasing average investment yields as a result of interest rate increases throughout 2005 and 2006.

Income Tax Expense. For the nine-month period ended September 30, 2006, we recorded income tax expense of $30.6 million compared to $18.3 million for the same period in 2005. The increase in the effective tax rate for the nine-month period ended September 30, 2006 to 42.8% from 40.9% in the same period of the prior year was primarily due to the higher profit contribution from our domestic operations that are generally subject to higher tax rates than our international operations and the impact of SFAS 123(R). SFAS No. 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. We do not recognize a tax benefit for stock-based compensation expense related to ISOs unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective tax rate during any given accounting period, depending upon the exercise patterns of our employees and directors related to ISOs.  We currently anticipate an effective tax rate for the year-ending December 31, 2006 of 43.3%.

Liquidity and Capital Resources

Since our inception and through the third quarter of 2006, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At September 30, 2006, our combined cash and cash equivalents and marketable securities balances totaled $230.1 million.

Net cash provided by operating activities totaled $71.3 million for the nine months ended September 30, 2006 compared to $47.0 million in the same period of 2005. The increase from 2005 was due primarily to increases in: net income of $14.6 million; depreciation and amortization expense of $12.9 million; and non-cash stock-based compensation expense of $7.9 million.  These increases were offset by a net increase in the benefit from deferred income taxes of $2.2 million, a decrease of $5.1 million in the net change in working capital as compared to the prior year, and a decrease of $4.7 million in tax benefits from stock option exercises due to the change in the classification of excess tax benefits from stock option exercises from the operating activities section of the consolidated statement of cash flows to the financing activities section as required by SFAS 123(R), which we adopted on January 1, 2006.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock-based compensation expense for such stock options.

Net cash provided by investing activities for the nine months ended September 30, 2006 of $11.0 million was the result of net sales and maturities of marketable securities of $19.6 million offset by $7.5 million of equipment purchases and $1.0 million of additional consideration paid related to our acquisition of HiSpeed Media in December 2003. The net cash used in investing activities for the nine months ended September 30, 2005 of $14.5 million was due to acquisitions, which resulted in total cash payments of $56.7 million, net of cash acquired, and purchases of property and equipment totaling $5.9 million, partially offset by net sales and maturities of marketable securities of $48.2 million.

Net cash used in financing activities of $76.3 million for the nine months ended September 30, 2006 was primarily attributable to $103.4 million used to repurchase our common stock under our stock repurchase program as described below under Stock Repurchase Program, offset by proceeds of $17.2 million received from the exercises of stock options and $10.1 million of excess tax benefits from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2005 of $559,000 was primarily attributable to proceeds of $6.4 million received from the exercises of stock options. These proceeds were offset by $5.7 million used to repurchase our common stock under our stock repurchase program as described below under Stock Repurchase Program.

Short-Term Debt

In June 2005, in connection with the closing of the acquisition of Webclients as discussed in note 4 to the condensed consolidated financial statements, we entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a major financial institution under which we borrowed $91.7 million and pledged marketable securities with a fair value of $94.2 million as collateral. Under the terms of the Repurchase Agreement, the Company was required to pay interest at the Federal Funds rate plus 30 basis points. For the three- and nine- month periods ended September 30, 2005, the Company incurred interest expense related to the Repurchase Agreement of $735,000 at an average annualized rate of 3.74% and $794,000 at an average annualized rate of 3.73%, respectively. During the three months ended September 30, 2005, the Company repaid all outstanding principal and interest due under the Repurchase Agreement, using a combination of cash generated from operations, maturities of previously pledged marketable securities and cash acquired in the Fastclick acquisition.  While we may elect to borrow additional funds in the future under the Repurchase Agreement, the amount of such borrowing and the related terms will be subject to approval by the financial institution and there can be no guarantee that we will be able to borrow upon terms that are favorable to us.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2005, our board of directors had authorized a total of $95 million for repurchases under the Program and we had repurchased a total of 25.7 million shares of our common stock for $75.9 million. As of December 31, 2005, we had $19.1 million available under the Program. The amounts authorized by our board of directors exclude broker commissions.

During the nine-month period ended September 30, 2006, our board of directors authorized two increases to the Program, totaling an additional $150 million, and we repurchased an additional 6.9 million shares of our common stock for $103.4 million, including broker commissions.  As of September 30, 2006, up to an additional $65.9 million of our capital may be used to repurchase shares of our outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue repurchases at any time that management or the board of directors determines additional repurchases are not warranted.

Commitments and Contingencies

As of September 30, 2006, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2012. There have been no significant changes to our commitments during the nine-month period ended September 30, 2006.

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

During the nine months ended September 30, 2006 and 2005, we recorded a provision for sales returns of $5.4 million and $4.0 million, respectively, as a reduction to our revenue. The increase in the provision for sales returns is a result of higher affiliate marketing revenue and e-commerce revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the September 30, 2006 allowance for sales returns of $184,000 and a corresponding reduction in revenue for the nine-month period then ended.

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

As of September 30, 2006 and December 31, 2005, we recorded an allowance for doubtful accounts receivable of $4.3 million and $4.7 million, respectively. The September 30, 2006 allowance for doubtful accounts receivable represents an allowance percentage of 5% of our gross accounts receivable balance. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the September 30, 2006 allowance for doubtful accounts receivable of $900,000 and a corresponding decrease in our operating income for the nine-month period then ended.

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

As of September 30, 2006, we have net unrealized losses of $489,000 on a marketable securities portfolio with a total fair value of $175.1 million. Our marketable securities portfolio consists of municipal, U.S. government agencies and corporate obligations. Management has determined that the unrealized losses as of September 30, 2006 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of September 30, 2006, if the determination was made that the current decline in market value of certain investments was other than temporary, the related impairment charge could be as much as $489,000. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of bond issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater that this amount.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Our condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the three- and nine-month periods ended September 30, 2006 was $3.0 million and $9.5 million, respectively, which consisted of stock-based compensation expense related to employee and director stock options of $2.7 million and $8.1 million, respectively, and stock-based compensation expense related to SARs of $323,000 and $1.4 million, respectively. For the three- and nine-month periods ended September 30, 2005, we recorded stock-based compensation expense of $70,000 and $169,000, respectively, related to stock options assumed in business combinations.

SFAS 123(R) requires us to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We calculated the estimated fair value of our stock options on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September30,
	2006	2005	2006	2005
Risk-free interest rates	4.9%	4.2%	4.7%	4.0%
Expected lives (in years)	3.6	3.7	3.6	3.5
Dividend yield	0%	0%	0%	0%
Expected volatility	46%	57%	49%	58%

Our computation of expected volatility for the three- and nine-month periods ended September 30, 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. We believe that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. We estimated the expected life of each stock option grant in 2006 as the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Based upon the assumptions listed in the above table, the weighted-average grant date fair value of stock options issued during the three- and nine-month periods ended September 30, 2006 was $5.53 and $6.91, respectively. The value of the portion of stock options that are ultimately expected to vest is recognized as an expense over the requisite service periods. If our expectations regarding the number of stock options that ultimately vest are incorrect, we may experience unexpected volatility in the stock-based compensation expense ultimately recorded in any given period.

The fair value of stock options, as determined by the Black-Scholes option-pricing model, can vary significantly depending on the assumptions used. For example, a significant increase to either the weighted-average expected lives or expected volatility assumptions will result in a higher stock option fair value. Holding all other assumptions steady, if our estimate of the weighted-average expected lives were to increase by a factor of 10% from 3.6 years to 4.0 years, the weighted-average fair value of stock options issued during the nine-month period ended September 30, 2006 would have increased to $7.32, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options, of $541,000. Further, holding all other assumptions steady, if our estimate of weighted-average expected volatility were to increase by a factor of 10% from 49% to 54%, the weighted-average fair value of stock options issued during the nine-month period ended September 30, 2006 would have increased to $7.44, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options, of $698,000.

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

•      Impairment of Goodwill and Other Intangible Assets.  Our long-lived assets include goodwill and other intangible assets with net balances of $271.2 million and $85.9 million, respectively, as of September 30, 2006. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31st and between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of September 30, 2006 and December 31, 2005, our reporting units consisted of the Affiliate Marketing and Technology operating segments, in addition to three components of the Media operating segment: U.S. Media (excluding HiSpeed Media); Europe Media; and HiSpeed Media. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach. Significant judgments required to estimate the fair value of reporting units include, but are not limited to, estimating future revenue growth rates, estimating future operating margins and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could result in goodwill impairment. Based on our goodwill impairment testing for the year ended December 31, 2005, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of and during the quarter ended September 30, 2006 that would have required us to perform an interim test for impairment of our goodwill.

We amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment. There was no impairment of our other intangible assets noted as of September 30, 2006.

•      Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three- and nine-month periods ended September 30, 2006 and 2005, respectively.

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

Marketable securities as of September 30, 2006 consisted of municipal, U.S. government agencies and corporate obligations with maturities of less than two years. Management’s internal investment policy requires a weighted-average time to maturity of the overall marketable securities portfolio to be no greater than 365 days and allows for auction-rate securities to be weighted based on the auction reset date. As of September 30, 2006, our investments in marketable securities had a weighted-average time to maturity of 240 days. We classify all of our investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of September, 2006, unrealized losses in our investments in marketable securities aggregated $489,000.

During the quarter ended September 30 2006, our investments in marketable securities yielded an effective annualized interest rate of 3.59% and a taxable equivalent annualized yield of 4.77%. If interest rates were to decrease 100 basis points on a sustained, parallel basis, the result would be an annual decrease in our interest income related to our marketable securities of $1.8 million. However, due to the uncertainty of the actions that would be taken by us in such a scenario and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is related to revenue and operating expenses for our European subsidiaries, which denominate their transactions primarily in British Pounds, Euros and Swedish Krona. The effect of foreign currency exchange rate fluctuations for the three- and nine-month periods ended September 30, 2006 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result would be a reduction in revenue of $6.8 million, a reduction in income before income taxes of less than $0.7 million and a reduction of net assets, excluding intercompany balances, of $7.3 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on our earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge foreign currency exchange rate exposures on an ongoing basis. As of September 30, 2006, we had $37.8 million in cash and cash equivalents denominated in foreign currencies, including the British Pound, Euro and Swedish Krona.

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

(b)          Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of our ongoing integration activities related to our acquisitions of Webclients and Fastclick, both wholly-owned subsidiaries acquired during 2005, we continued the process of incorporating our internal control over financial reporting into these acquired businesses during the three-month period ended September 30, 2006.

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

WE MIGHT NOT REMAIN PROFITABLE.

Although we achieved profitability in 2003 and have been profitable ever since, events could arise that prevents us from achieving net income in future periods.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL TO DIRECT MARKETING COMPANIES, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 82.1% of our revenue for the three-month period ended September 30, 2006 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertisers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Internet users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; direct marketing companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; direct marketing companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; advertisers may become adverse to certain forms of online promotions that may conflict with their brand objectives; and some advertisers have experienced issues with “click-fraud”, particularly with search engine placements, and perceived lead quality. If the number of direct marketing companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Historically, a significant portion of our revenue has been derived from our Media segment. Although we intend to continue to grow our Affiliate Marketing and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. Our Media segment includes products and services that are based on a cost-per-action (“CPA”), cost-per-lead (“CPL”), cost-per-thousand-impressions (“CPM”) or cost-per-click (“CPC”) pricing model. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our various pricing models to advertisers and to Web publishers; and, on our ability to attract and retain advertisers and Web publishers by differentiating our technologies and services from those of our competitors. One component of our strategy is to enhance advertisers’ ability to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all advertisers have taken advantage of the most sophisticated tools we offer for tracking Internet users’ activities after they have reached advertisers’ websites. We will not be able to assure you that our strategy will succeed.

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

 Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers (“ISPs”), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. Google has made available offline public-domain works through its search engine, which creates additional competition for advertisers. In addition, as we continue to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-

traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of September 30, 2006, we have total intangible assets, including goodwill, of $357.0 million. We are required under accounting principles generally accepted in the United States to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly-qualified personnel. A portion of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, beginning January 1, 2006 the Company is required to record stock-based compensation expense related to stock options. This requirement has negatively impacted net income for the nine-month period ended September 30, 2006 and will also negatively impact net income for future periods. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities – The table below summarizes the Company’s repurchases of common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2006 through July 31, 2006	879,429	$14.24	879,429	$68.4 million

August 1, 2006 through August 31, 2006	174,025	$14.40	174,025	$65.9 million

September 1, 2006 through September 30, 2006	—	—	—	$65.9 million

Total	1,053,454	$14.27	1,053,454	$65.9 million

(1)           In September 2001, the Company’s board of directors authorized a Stock Repurchase Program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2005, the board of directors had authorized a total of $95 million for repurchases under the Program and the Company had repurchased a total of 25.7 million shares of its common stock for $75.9 million. During the three-month period ended June 30, 2006, the Company’s board of directors authorized two increases to the Program, totaling an additional $150 million, and the Company repurchased 5.9 million shares of the Company’s common stock for $88.4 million, including broker commissions. As of June 30, 2006, the Company had $80.9 available under the Program. The amounts authorized by the Company’s board of directors exclude broker commissions.

During the three-month period ended September 30, 2006 the Company repurchased an additional 1.1 million shares of the Company’s common stock for $15.0 million, including broker commissions. As of September 30, 2006, up to an additional $65.9 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the board of directors determines additional repurchases are not warranted.

(2)           Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)          Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2006

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2006

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ SCOTT H. RAY
Scott H. Ray
Chief Financial Officer
(Principal Financial and
Dated: November 9, 2006		Accounting Officer)