Form 10-K
period 2006-12-31
VALUECLICK INC/CA
filed 2007-03-01
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-30135

VALUECLICK, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0495335
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

30699 RUSSELL RANCH ROAD, SUITE 250
WESTLAKE VILLAGE, CALIFORNIA 91362

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (818) 575-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
Series A Junior Participating Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $1,467,000,728 (based upon the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market as of that date). As of February 23, 2007, there were 99,526,827 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of the Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2006, are incorporated by reference in Part III hereof.

VALUECLICK, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

This annual report on Form 10-K (“Report”), including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 11 of this Report and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to ValueClick, Inc. are expressly qualified in their entirety by such language. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.

ITEM 1.                BUSINESS

OVERVIEW

ValueClick is one of the world’s largest and most comprehensive online marketing services companies. We sell targeted and measurable online advertising campaigns and programs for advertisers and advertising agency customers, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

Our customers are primarily direct marketers, brand advertisers and the advertising agencies that service these groups. The proposition we offer our customers includes: one of the industry’s broadest online marketing services portfolios—including performance-based campaigns and programs where marketers only pay for advertising when it generates a customer lead or product sale; our ability to target campaigns to reach the online consumers our customers are most interested in; and, the scale at which we can deliver results for online advertising campaigns. Additionally, our networks of online publishers provide advertisers with a cost-effective and complementary source of online consumers relative to online portals and other large website publishers. Through this approach we have become an industry leader in generating qualified customer leads and online sales for advertisers.

We generate the audiences for our advertisers’ campaigns primarily through networks of third-party websites and other online publisher partners. We aggregate our publisher partners’ online advertising inventory into networks, optimize these networks for specific marketing goals, and deliver the campaigns across the appropriate networks’ advertising inventory. We are one of the industry’s largest online network providers, with: industry expertise and proprietary technology platforms for online advertising inventory aggregation; campaign targeting and optimization, delivery, measurement, and reporting; and, payment settlement and delivery services.

Our publisher partners enjoy efficient and effective monetization of their online advertising inventory through representation by our direct sales teams in major U.S. and European media markets, participation in large-scale advertiser and advertising agency campaigns they may not have access to on their own, enhanced monetization through our proprietary campaign optimization technology, and settlement services to facilitate payments to publishers for the online inventory utilized by the advertisers. As we do not primarily own and operate websites that compete directly with our publisher partners for online consumers, we act as a trusted partner in helping online publishers monetize their online audience and advertising inventory.

We believe that the effectiveness of our online marketing services is dependent on the quality of our networks and our publisher partner relationships. As such, we have established stringent quality standards that include publisher rejection from our networks due to inappropriate content, illegal activity and fraudulent clicking activity, among other criteria. We enforce these quality standards using a combination of manual and automated auditing processes that continually monitor and review both website content and adherence to advertiser campaign specifications.

We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include Media, Affiliate Marketing, Comparison Shopping, and Technology, which are described in more detail below. For information regarding the operating performance and total assets of these segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 16 “Segments and Geographic Information” to the December 31, 2006 consolidated financial statements included herein.

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as HiSpeed Media, completed in December 2003, Webclients and E-Babylon, both completed in June 2005, and Fastclick, completed in September 2005. Our strategic expansion and subsequent integration within the Media segment has increased our presence in interactive marketing with powerful offerings to advertiser and advertising agency customers in the following product categories:

Display Advertising

We provide advertisers and advertising agencies with access to one of the largest and most reputable online advertising networks in the industry. With a single buy, these marketers can reach targeted online users on a large scale, using a variety of online display ad units across our entire network of publishers, any of 18 standard channels of online content within the network, customized content channels, or a select number of websites where we are authorized to sell inventory on a single-site basis. Through our acquisition of Fastclick in September 2005, we are now one of the largest online display advertising network operators in the industry, where we partner with third-party website publishers and apply our proprietary technology platform and industry expertise to deliver our advertiser customers’ display ad campaigns to the appropriate pages of our publisher partners’ websites.

With 14,000 active online publisher relationships in the U.S. and 16,000 worldwide, our display advertising network reached 132 million unique Internet users in the U.S. in December 2006 according to published industry data.

We deliver a variety of display ad units to the Web pages of our online display advertising network publisher partners and track them to evaluate success against the goals of the advertising programs. With traditional banner ads, interstitials, text links, and other online ad units, we attempt to maximize the impact of marketing campaigns by using the most effective placement for each type of campaign. We also execute a wide variety of rich media applications, including video ads, providing even greater visual and auditory impact for a marketer’s online display advertising campaigns.

We began as a performance-based marketing network and we continue to offer multiple pricing models designed around maximizing our customers’ return on investment. Our display advertising placements are offered on cost-per-thousand-impression (“CPM”) pricing, whereby our customers pay based on the number of times the target audience is exposed to the advertisement, cost-per-click (“CPC”) pricing, whereby payment is triggered only when an interested individual clicks on our customer’s advertisement, and cost-per-action (“CPA”) pricing, whereby payment is triggered only when a specific, pre-defined action is performed by an online consumer. As discussed in “Lead Generation Marketing” below, we also sell display ads on a cost-per-lead (“CPL”) basis.

The benefits that our advertiser and advertising agency customers enjoy in display and other Web advertising include, but are not limited to: flexible pricing models; the ability to target and reach significant numbers of online consumers in a way that complements media buys on portals and other large websites; the ability to have a single source for negotiation of other online media buys; and the ability to improve online advertising campaigns in a variety of ways while the campaigns are still running, by optimizing at site, placement and creative levels, based on both response and conversion experience.

Publishers in our display advertising network enjoy efficient and effective monetization of their online advertising inventory, including: representation by our direct sales teams in major U.S. and European media markets; participation in large-scale advertiser and advertising agency campaigns they may not be able to access on their own; enhanced monetization through our campaign optimization technology; and, settlement services to facilitate payments to publishers for the inventory utilized by the advertisers. Through our proprietary publisher interface, publishers can control their participation in campaigns as well as their minimum acceptable level of revenue on an effective cost-per-impression basis.

Lead Generation Marketing

Our lead generation capabilities have been developed organically and through acquisitions, including the acquisitions of HiSpeed Media in December 2003 and Webclients in June 2005. We believe we are one of the largest providers of lead generation marketing services.

In our lead generation marketing services, through our proprietary technology platforms, we manage online campaigns that generate qualified customer inquiries for an advertiser’s product or service. An online consumer generates a qualified customer inquiry when he or she responds to the advertiser’s offer by providing some personal information (such as their email address, phone number and/or mailing address) and requesting to be contacted by the advertiser. Lead generation advertiser customers only pay us when an online consumer opts in to being contacted by the advertiser.

We utilize a number of methods to distribute advertiser lead generation offers, including:

•       Opt-in email lists—where online visitors have agreed to receive advertiser offers through email messages;

•       Co-registration—where online parties visiting or registering to use a publisher’s website are also invited to register for advertisers’ offers;

•       Display ads—where publisher partners agree to display online ads focused on generating customer leads for specific offers; and

•       ValueClick owned and operated websites—where we manage websites that host advertiser offers from which visitors can choose. ValueClick lead generation websites include survey websites, gift card and prize-related websites, and vertical industry category websites such as online continuing education and financial services.

Email Marketing

Our email marketing services allow advertisers to target qualified prospective customers on a large scale with opt-in email lists from our proprietary database of names and from a select group of email list partners who meet our stringent criteria for data integrity, as well as those who comply with all aspects of U.S. federal email legislation. Through our relationships with quality business and consumer opt-in email list owners and managers, email marketing customers can target audiences within specific selection criteria.

Through our acquisitions of HiSpeed Media and Webclients, we now possess a database of 97 million opt-in email profiles that comply with U.S. federal email legislation. Through this business, we provide advertisers with the ability to market their products and services to the target audiences of our email database within specific selection criteria.

E-commerce

We sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites. We entered this business through the acquisition of HiSpeed Media in 2003, and added to our e-commerce capabilities with the acquisition of E-Babylon in June 2005.

AFFILIATE MARKETING

Through the combination of: a large-scale pay-for-performance model built on our proprietary technology platforms; marketing expertise; and a large, quality advertising network, our Affiliate Marketing business enables an advertiser to develop its own fully-commissioned online sales force comprised of third-party affiliate publishers. We believe we are the largest provider of affiliate marketing services.

In affiliate marketing, a publisher joins an advertiser’s affiliate marketing program and agrees to distribute the advertiser’s offers in exchange for commissions on leads or sales generated. The publisher places the advertiser’s display ads or text links on their website, in email campaigns, or in search listings, and receives a commission from the advertiser only when a visitor takes an agreed-upon action, such as filling out a form or making a purchase on the advertiser’s website.

Our Affiliate Marketing segment services, outlined below, are offered through our wholly-owned subsidiaries Be Free, acquired in May 2002, Search123.com, acquired in May 2003, and Commission Junction, acquired in December 2003. In 2004, we integrated Be Free and Commission Junction and began marketing our affiliate marketing offerings under the Commission Junction brand name. Our Affiliate Marketing search services, including search engine marketing (“SEM”) and search syndication, are offered under the Commission Junction and Search123 brand names, respectively.

Our Affiliate Marketing services are offered on a hosted basis to enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.

CJ Marketplace

To facilitate our advertiser customers’ recruitment of affiliate publishers, we manage CJ Marketplace, an advertising network dedicated to our affiliate marketing business. Advertisers upload their offers onto CJ Marketplace, making them available for placement by affiliates. Affiliates apply to join the advertiser’s program, and upon acceptance, select and place the advertiser’s offers on their websites, in email campaigns, or in search listings. These links are served and tracked by Commission Junction. When a visitor clicks on one of the affiliate’s links and then makes an online purchase or completes an agreed-upon action on the advertiser’s website, that transaction is tracked and recorded by Commission Junction.

CJ Marketplace provides an open environment whereby affiliates can quickly view payment and conversion statistics to assess the effectiveness of every advertiser relationship and advertisement, and advertisers can quickly gauge the quality and potential of every affiliate relationship in the marketplace, allowing them to maximize the performance and scale of their online advertising campaigns.

Affiliate Marketing revenues are principally driven by a combination of fixed fees and variable compensation that is based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

In addition to the transaction-related revenue streams, we also receive monthly service fees from our advertiser customers who elect to utilize our Program Management service offerings. With these services, we assume full responsibility for all aspects of managing the advertiser’s program including planning, affiliate recruitment, program review and management, and program administration.

Search Marketing

Search marketing allows advertisers to find prospective customers who are actively engaged in researching and buying products and services online. Our CJ Search product provides a fully-managed, comprehensive SEM solution by combining proprietary technology and expert services to optimize keyword campaigns across major search and shopping engines, and is specifically designed to complement our advertisers’ affiliate marketing efforts. We use our technology and processes to create, manage and optimize pay-per-click, paid inclusion and organic search campaigns for our advertiser customers. SEM revenues are driven primarily by a percentage of the revenue we generate for our advertiser customers.

In addition to our CJ Search product, Search123 is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites. Search syndication revenues are driven primarily on a CPC basis.

COMPARISON SHOPPING

Our online comparison shopping service, consisting primarily of our Pricerunner destination websites, enables consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technology. We gather product and merchant data and organize it into a comprehensive catalog on our destination websites, along with relevant consumer and professional reviews. Our service is free for consumers and merchants primarily pay us on a CPC basis when consumers click through to merchant websites from listings on our websites.

We acquired Pricerunner in August 2004 and we currently have Pricerunner destination websites operating in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. In December 2006, we acquired Shopping.net, based in the United Kingdom, which provides the Company with additional opportunities to monetize online traffic and expand our overall comparison shopping presence in Europe.

TECHNOLOGY

Our Technology segment provides advertisers, advertising agencies, website publishers, and other companies with the tools they need to effectively manage both their business operations and marketing programs. Our technology products and services are offered through our wholly-owned subsidiaries Mediaplex, Inc. and Mediaplex Systems, Inc., both acquired in October 2001.

Mediaplex:

Our Mediaplex subsidiary is an application services provider (“ASP”) offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser’s enterprise data system and to provide ongoing campaign optimization. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

Mediaplex Systems:

Our Mediaplex Systems subsidiary is an ASP that uses proprietary technology to deliver Web-based enterprise management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span two primary categories—agency management and media management. The benefits offered by our enterprise management systems solutions include increased customer productivity, improved tracking, monitoring and work-flow of business processes, and significant scalability. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contractual service periods.

INTERNATIONAL OPERATIONS

We currently conduct international operations through wholly-owned subsidiaries in the United Kingdom, Germany, France, and Sweden. Prior to March 26, 2004, we operated in Japan through our majority owned subsidiary, ValueClick Japan. We completed the sale of our 59% equity interest in ValueClick Japan to livedoor Co., Ltd., a Japanese Internet and technology product and services company, on March 26, 2004.

In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick, Inc., based in the United Kingdom. In 2000, we expanded in Europe by opening wholly-owned subsidiaries in Paris, France and Munich, Germany. In August 2004, we acquired Pricerunner AB, a leading provider of online comparison shopping services in Europe, based in Sweden. Employees in our international subsidiaries totaled 219 as of December 31, 2006. For additional information regarding our international operations, see note 16 “Segments and Geographic Information” to our consolidated financial statements contained in this annual report on Form 10-K.

TECHNOLOGY PLATFORMS

Our proprietary applications are constructed from established, readily available technologies. These technologies are crafted into applications whose main objective is to outperform offerings of our competitors. Some of the basic components our products are built on come from leading software and hardware providers such as Oracle, Sun, Dell, EMC, NetApp, and Cisco while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Perl, and Linux. By striking the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

We build in high-performance, availability and reliability into our product offerings, and we believe each offering outperforms industry-wide acceptable performance measurements. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components. ValueClick delivers its hosted solutions from co-location facilities located in nine cities, geographically disbursed throughout the United States and in Europe. ValueClick applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

SALES, MARKETING AND CUSTOMER SERVICE

We market our products and services primarily through direct marketing, print advertising and online advertising throughout the year. We also market them through the ValueClick properties’ websites, trade show participation and other media events. In addition, we actively pursue public relations programs to promote our brands, products and services to potential network publishers and advertiser customers, as well as to industry analysts.

Customers

We sell our products and services to a variety of advertisers and advertising agencies primarily through our internal sales teams as well as through the use of telemarketing and online and offline advertising strategies.

Competition

We face intense competition in the Internet advertising market. We expect that this competition will continue to intensify in the future as a result of industry consolidation, the continuing maturation of the industry and low barriers to entry. We compete with a diverse and large pool of advertising, media and Internet companies.

Our ability to compete depends upon several factors, including the following:

•       our ability to aggregate large networks of quality publishers efficiently;

•       the timing and market acceptance of new solutions and enhancements to existing solutions developed by us;

•       our customer service and support efforts;

•       our sales and marketing efforts;

•       the ease of use, performance, price, and reliability of solutions provided by us; and

•       our ability to remain price competitive while maintaining our operating margins.

Additional competitive factors include, but are not limited to, our: reputation, knowledge of the advertising market, financial controls, geographical coverage, relationships with customers, technological capability, and quality and breadth of products and services.

Seasonality and Cyclicality

We believe that our business is subject to seasonal fluctuations with the calendar fourth quarter generally being our strongest. Expenditures by advertisers and advertising agencies vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months which results in fewer advertisements to sell and deliver.

INTELLECTUAL PROPERTY RIGHTS

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have registered the trademark “ValueClick” in the United States and the European Union. We currently have thirteen pending U.S. patent applications. In addition, we have been granted eight U.S. patents. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may have or may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

CORPORATE HISTORY AND RECENT ACQUISITIONS

We commenced operations as ValueClick, LLC, a California limited liability company, on May 1, 1998. Prior to the formation of ValueClick, LLC, the ValueClick Internet advertising business began in July 1997 as a line of business within Web-Ignite Corporation, a company wholly owned by the founding member of ValueClick, LLC. The reorganization and formation of ValueClick, LLC was effected by the transfer of the Internet advertising business of Web-Ignite to ValueClick, LLC. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation. On March 30, 2000, we completed our initial public offering of common stock. Our common stock is publicly traded and is reported on the NASDAQ Global Select Market under the symbol “VCLK.”

Shopping.net.   On December 1, 2006, we completed the acquisition of all of the outstanding capital stock of Shopping.net for an aggregate purchase price of $13.9 million, consisting of cash consideration of $13.6 million and transaction costs of the acquisition of $253,000. Of the total cash consideration, $10.9 million was paid on the closing date and the remaining $2.7 million was accrued and will be paid within 24 months of the closing date of the acquisition, subject to any working capital adjustments identified by us subsequent to the closing date. Shopping.net, located in the United Kingdom, provides the Company with additional opportunities to monetize online traffic and expand our overall comparison shopping presence in Europe. The results of Shopping.net’s operations are included in our consolidated financial statements beginning on December 1, 2006.

Fastclick, Inc.   On September 27, 2005, we acquired 97% of the outstanding shares of Fastclick, Inc. (“Fastclick”) common stock upon the closing of our tender offer for all shares of Fastclick common stock. On September 29, 2005, we acquired the remaining 3% of outstanding shares of Fastclick common stock, at which time Fastclick became a wholly-owned subsidiary of ValueClick. Fastclick provides online advertising services and technologies, and had developed an advertising network of more than 9,000 third-party publisher websites. Combined with ValueClick’s then-existing market position in online marketing services, the addition of Fastclick to our suite of products and services positioned ValueClick as one of the largest online advertising network providers.

The results of Fastclick’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, October 1, 2005. The results of operations of Fastclick for the period from the closing of the tender offer at midnight on September 27, 2005 through September 30, 2005 are not significant. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Fastclick for an aggregate purchase price of $215.7 million, consisting of 15.6 million shares of ValueClick common stock valued at $202.5 million, stock options assumed valued at $12.6 million, and transaction costs of the acquisition of $600,000.

Web Marketing Holdings, Inc.   On June 24, 2005, we completed the acquisition of Web Marketing Holdings, Inc. (“Webclients”), a leading provider of online lead generation marketing services. Webclients’ business activities complement our other media businesses as well as our affiliate marketing businesses, and have been leveraged across our advertiser customer base.

The results of Webclients’ operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, July 1, 2005. The results of operations of Webclients for the period from June 24, 2005 through June 30, 2005 are not significant. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Webclients for an aggregate purchase price of $142.5 million, consisting of cash of $122.2 million, 1.8 million shares of ValueClick common stock valued at $18.4 million, stock options assumed valued at $1.5 million, and transaction costs of the acquisition of $420,000.

E-Babylon, Inc.   On June 13, 2005, we completed the acquisition of E-Babylon, Inc. (“E-Babylon”), a leading online marketer of ink jet cartridges and toner. E-Babylon expanded our e-commerce channel and provided an infrastructure with the capability to support all of our e-commerce initiatives.

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

Pricerunner AB.   On August 6, 2004, we completed the acquisition of Pricerunner AB (“Pricerunner”), a leading provider of online comparison shopping services in Europe. With the addition of Pricerunner, we expanded our suite of performance-based online marketing solutions into the area of comparison shopping. Together with our other services, Pricerunner increased our competitive position in Europe. In the second quarter of 2005, we launched Pricerunner in the United States, offering consumers a broad range of products from offline and online retailers throughout the country.

The results of Pricerunner’s operations are included in our consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, August 1, 2004. The results of operations of Pricerunner for the period from August 1, 2004 through August 5, 2004 are not significant. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of $30.1 million, including cash of $26.9 million, 263,000 shares of ValueClick common stock valued at $2.0 million, and transaction costs of the acquisition of $1.2 million.

PRIVACY

We may collect personally identifiable information on a permitted basis. We store this data securely and do not use the data without the explicit, knowing permission of the Web user when we collect the data on behalf of our customers. We rely on our customers to treat such data with the appropriate precaution and responsibility as stated in their privacy policies. In addition, we use non-personally identifiable information provided by websites, pursuant to their consumer privacy policies, about their visitors’ general demographics and interests in order to target appropriate advertising to the websites.

Moreover, if our customers have databases of their clients, we can use this data on behalf of those customers, again pursuant to their consumer privacy policies. The premise is that both the website providing the ad space and the advertiser (1) have a relationship with the customer, or opt-in, (2) have an opportunity to share their consumer privacy policies with their customers, and (3) provide an opportunity to opt-out.

Our customers retain the right to use data which they have obtained through explicit permission from a Web user; for example, if a client of our customer provides an email address to receive information and updates. We rely on our customers’ consumer privacy policies and practices, as well as the consumer privacy policies and practices of the publisher websites included in each campaign.

We collect certain technical data (such as type of browser, operating system, domain type, date and time of viewer’s response) when serving online advertisements. This type of information is defined by the Network Advertising Initiative as non-personally identifiable information (“Ad Delivery and Reporting Data”). We may retain this Ad Delivery and Reporting Data indefinitely.

We use “cookies,” among other techniques, to measure and report non-personally identifiable information to advertisers, such as the number of people who see their advertisements or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a Web user’s hard drive. Cookies cannot read information from the Web user’s hard drive; rather they allow websites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same advertisements repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used, however, to allow personalization features such as stock portfolio tracking and targeted news stories.

We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard effort in the industry, providing simple and automated privacy controls for Web users. Please refer to the section entitled “Government Enforcement Actions, Changes in Government Regulation and Industry Standards, Including, But Not Limited To, Spyware and Privacy & Email Matters, Could Decrease Demand For Our Products and Services and Increase Our Costs of Doing Business” in Item 1A “Risk Factors” of this annual report on Form 10-K for further details about our compliance with privacy regulations.

EMPLOYEES

As of December 31, 2006, we had 853 employees in the U.S. and 219 employees in our international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

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

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our Company that we file electronically with the SEC.

CODE OF ETHICS AND BUSINESS CONDUCT

We have adopted a Code of Ethics and Business Conduct (the “Code”) for our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.valueclick.com under “About Us.” Among other things, the Code addresses such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior.

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

This annual report on Form 10-K contains forward-looking statements based on the current expectations, assumptions, estimates, and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this annual report on Form 10-K. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS AND HARM OUR BUSINESS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business. We consummated the acquisitions of Search123.com, Commission Junction, HiSpeed Media, Pricerunner, E-Babylon, Webclients, Fastclick, and Shopping.net on May 30, 2003, December 7, 2003, December 17, 2003, August 6, 2004, June 13, 2005, June 24, 2005, September 29, 2005, and December 1, 2006, respectively. Because of the number of acquisitions we have completed in the past several years, the differences in the customer bases and functionality of acquired products, service offerings and technologies, and other matters, these acquisitions may present materially higher product, sales and marketing, customer support, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of these acquired businesses.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT’S TIME AND ATTENTION COULD BE DIVERTED.

As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving Internet advertising market. Our business, results of operations and financial condition could be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand our sales and marketing, customer support, technology, and administrative organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We will likely need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work-force effectively. Our failure to manage our growth and its related implications effectively could increase our expenses and divert management’s time and attention.

WE MIGHT NOT REMAIN PROFITABLE.

Although we achieved profitability in 2003 and have been profitable ever since, we face risks that could prevent us from achieving net income in future periods. These risks include, but are not limited to, our ability to:

•       maintain and increase our inventory of advertising space on publisher websites and with email list owners and newsletter publishers;

•       maintain and increase the number of advertisers that use our products and services;

•       continue to expand the number of products and services we offer and the capacity of our systems;

•       adapt to changes in Web advertisers’ promotional needs and policies, and the technologies used to generate Web advertisements;

•       respond to challenges presented by the large and increasing number of competitors in the industry;

•       adapt to changes in legislation or regulation regarding Internet: usage, advertising and commerce;

•       adapt to changes in technology related to online advertising filtering software; and

•       adapt to changes in the competitive landscape.

If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 70.2% of our revenue for the year ended December 31, 2006 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Historically, a significant portion of our revenue has been derived from our Media segment. Although we intend to grow our Affiliate Marketing, Comparison Shopping and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. Our Media segment includes products and services that are based on a cost-per-action (“CPA”), cost-per-lead (“CPL”), cost-per-thousand-impressions (“CPM”) or cost-per-click (“CPC”) pricing model. Our ability to continue to generate significant revenue from advertisers will depend, in part, on our ability to continue to demonstrate the effectiveness of our various pricing models to advertisers and to Web publishers; and, on our ability to attract and retain advertisers and Web publishers by differentiating our technologies, products and services from those of our competitors. One component of our strategy is to enhance our advertiser customers’ abilities to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all of our advertiser customers have taken advantage of the most sophisticated tools we offer for tracking Internet users’ activities after they have reached the advertisers’ websites. We will not be able to assure you that our strategy will succeed.

Intense competition among websites, Internet search services and Internet advertising services has led to the proliferation of a number of alternative pricing models for Internet advertising. These alternatives, and the likelihood that additional pricing alternatives will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. Moreover, an increase in the amount of advertising on the Web may result in a decline in click and/or conversion rates. Since we rely heavily on performance-based pricing models to generate revenue, any decline in click and/or conversion rates may make our pricing models less viable or less attractive solutions for Web publishers and advertisers, and our revenue could decline.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING SPACE AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE NEW ADVERTISING SPACE.

Our success depends in part on our ability to effectively manage our existing advertising space. The Web publishers and email list owners that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, Web publishers or email list owners can change the amount of inventory they make available to us at any time. If a Web publisher or email list owner decides not to make advertising space from its websites, newsletters or email lists available to us, we may not be able to replace this advertising space with advertising space from other Web publishers or email list owners that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue.

We expect that our advertiser customers’ requirements will become more sophisticated as the Web continues to mature as an advertising medium. If we fail to manage our existing advertising space effectively to meet our advertiser customers’ changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our networks new Web publishers and email list owners that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers and email list owners to our networks and to retain Web publishers and email list owners currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to: our ability to introduce new and innovative products and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and email list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and email list owners continues to increase. We will not be able to assure you that the size of our advertising inventory will increase or even remain constant in the future.

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. One of the primary competitors of our Search123.com subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as MIVA and Google. MIVA and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement. BTG International, Inc. (“BTG”) purports to own two patents related to affiliate marketing. The patents allegedly cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860). BTG has brought suit to enforce its patent rights against, among others, Barnesandnoble.com and Amazon.com. Any litigation alleging intellectual property infringement by us could be costly, could require us to change our business practices, could potentially hinder or prevent our ability to deliver our products and services, and could divert management’s attention.

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE ADVERTISEMENTS AND TO PREVENT FRAUD ON OUR NETWORKS IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Websites typically place small files of non-personalized (or “anonymous”) information, commonly known as cookies, on an Internet user’s browser. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user’s browser software. We currently use cookies to track an Internet user’s movement through our advertiser customer’s websites and to monitor and prevent potentially fraudulent activity on our networks. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to prevent fraud on our networks. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time consuming, could require us to change our business practices and could divert management’s attention.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

We earn revenue from advertisers and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our networks of websites and email lists. Advertisers’ and Web publishers’ willingness to use our products and services and join our networks will depend on the extent to which they perceive our measurements of impressions, clicks and actions to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting impressions, clicks and actions, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of user responses to advertisements could cause us to lose customers or advertising inventory.

IF WE FAIL TO COMPETE EFFECTIVELY AGAINST OTHER INTERNET ADVERTISING COMPANIES, WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY AND OUR REVENUE AND RESULTS OF OPERATIONS COULD DECLINE.

The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products and services obsolete and unmarketable or require unanticipated technology or other investments. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Advertising.com, Performics, acquired by DoubleClick, Direct Response, acquired by Digital River, and Linkshare, acquired by Rakuten, and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com, acquired by AOL. Further, both Google and Yahoo have announced plans to pursue the creation of display advertising networks, and Yahoo and eBay have signed a joint marketing arrangement. We also compete with pay-per-click search companies such as Overture, acquired by Yahoo, Google and MIVA. In addition, we compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com, acquired by eBay, Kelkoo, acquired by Yahoo, NexTag, Shopzilla, acquired by EW Scripps, and Pricegrabber, acquired by Experian, and with search engines and portals such as Yahoo, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary online advertising inventory that provide significant competitive advantages compared to our networks and have a significant impact on pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers (“ISPs”), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. Google has made available offline public-domain works through its search engine, which creates additional competition for advertisers. In addition, as we continue our efforts to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

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

OUR REVENUE AND RESULTS OF OPERATIONS MAY BE MATERIALLY, ADVERSELY AFFECTED IF THE MARKET FOR E-COMMERCE DOES NOT CONTINUE TO GROW OR GROWS SLOWER THAN EXPECTED.

Because many of our customers’ advertisements encourage online purchasing, our long-term success may depend in part on the continued growth and market acceptance of e-commerce. Our business may be adversely affected if the market for e-commerce does not continue to grow or grows slower than expected. A number of factors outside of our control could hinder the future growth of e-commerce, including, but not limited to, the following:

•       the network infrastructure necessary for substantial growth in Internet usage may not develop adequately and our performance and reliability may decline;

•       insufficient availability of telecommunication services or changes in telecommunication services could result in inconsistent quality of service or slower response times on the Internet;

•       negative publicity and consumer concern surrounding the security of e-commerce; and

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

The successful integration of the companies we have acquired will depend in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability.

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

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company, without our board of directors’ consent, for at least three years from the date they first hold 15% or more of the voting stock. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. We lease data center space in El Segundo, San Jose and Sunnyvale, California; Mechanicsburg, Pennsylvania; Ashburn, Virginia; Stockholm, Sweden; and several small-scale data centers or office locations throughout the United States and Europe. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

•       fluctuations in the cost of online advertising;

•       seasonal patterns in Internet advertisers’ spending;

•       fluctuations in our stock price which may impact the amount of stock-based compensation expense we are required to record;

•       changes in our pricing and publisher compensation policies, the pricing and publisher compensation policies of our competitors, the pricing and publisher compensation policies of our advertiser customers, or the pricing policies for advertising on the Internet generally;

•       timing differences at the end of each quarter between our payments to Web publishers for advertising space and our collection of advertising revenue for that space;

•       possible impairments of the recorded amounts of goodwill, intangible assets, or other long-lived assets;

•       the timing and amount of expenses associated with future litigation or restructuring activities;

•       new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures;

•       deterioration in the credit quality of our accounts receivable and an increase in the related provision;

•       changes in our effective income tax rate; and

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

IF WE DO NOT SUCCESSFULLY EXECUTE OUR INTERNATIONAL STRATEGY, OUR REVENUE, RESULTS OF OPERATIONS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000 and Sweden in 2004. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.

Our international expansion will subject us to additional foreign currency exchange risks and will require management’s attention and resources. We cannot assure you that we will be successful in our efforts overseas. Our international operations and expansion are subject to other inherent risks, including, but not limited to:

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

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations and financial condition.

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

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR BUSINESS AND MARKETING ALLIANCES, OUR ABILITY TO GROW COULD BE LIMITED, AND OUR REVENUE AND RESULTS OF OPERATIONS COULD BE HARMED.

In order to grow our business, we must generate, retain and strengthen successful business and marketing alliances. We depend, and expect to continue to depend, on our business and marketing alliances, which are companies with which we have written or oral agreements to work together to provide services to our customers and to refer business from their clients to us. If companies with which we have business and marketing alliances do not refer their customers to us to perform their online campaign management, our revenue and results of operations could be harmed.

IF OUR TECHNOLOGIES SUFFER FROM DESIGN OR PERFORMANCE DEFECTS, WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO ADDRESS RESULTING PRODUCT LIABILITY CLAIMS.

Our business will be harmed if our technologies suffer from design or performance defects and, as a result, we could become subject to significant product liability claims. Technologies as complex as our technologies may contain design and/or performance defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our customers currently do not contain provisions to completely limit our exposure to liabilities resulting from product liability claims. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future. A product liability claim brought against us, which is not adequately covered by our insurance, could materially harm our business.

TECHNOLOGY AND AFFILIATE MARKETING SALES AND IMPLEMENTATION CYCLES MAY BE LENGTHY, WHICH COULD DIVERT OUR FINANCIAL AND OTHER RESOURCES, AND ARE SUBJECT TO DELAYS, WHICH COULD RESULT IN DELAYED REVENUE.

If the sales and implementation cycles of our technology or affiliate marketing products and services are delayed, our revenue will likewise be delayed. Our technology and affiliate marketing sales and implementation cycles are often lengthy, causing us to recognize revenue long after our initial contact with a prospective customer. During our sales effort, we spend significant time educating prospective customers on the use and benefits of our products and services. As a result, the sales cycle for these products and services may range from a few weeks to several months to over one year for our larger customers. The sales cycle is likely to be longer because we believe that prospective customers may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for technology customers or larger affiliate marketing customers to implement our services, they must commit a significant amount of resources over an extended period of time, and affiliate marketing customers must convert existing publishers and recruit and implement new publishers on our technology platform. Furthermore, even after a customer purchases our products and services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as customers’ budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer personnel to implement our applications, and the complexity of customers’ advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay in revenue recognition or cancellation of a customer agreement.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM UNAUTHORIZED USE, WHICH COULD DIMINISH THE VALUE OF OUR PRODUCTS AND SERVICES, WEAKEN OUR COMPETITIVE POSITION AND REDUCE OUR REVENUE.

Our success depends in large part on our proprietary technologies, including tracking management software, our affiliate marketing technologies, our display advertising technologies, our lead generation technologies, our comparison shopping technologies, our MOJO platform, and our Mediaplex Systems technologies. In addition, we believe that our trademarks are key to identifying and differentiating our products and services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

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

We generally enter into confidentiality or license agreements with our employees, consultants, vendors, customers, and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our products and services or technologies. Our precautions may not prevent misappropriation of our products, services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, OUR EXPENSES COULD INCREASE, AND WE COULD LOSE CUSTOMERS AND ADVERTISING INVENTORY.

The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated technology investments. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers’ and Web publisher partners’ changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our systems do not support some types of advertising formats and some of the website publishers in our networks do not accept all types of advertising formats we support. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose customers or advertising inventory. We purchase most of the software used in our business. We intend to continue to acquire technologies from third-parties necessary for us to conduct our business from third-parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers and advertising inventory.

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS, INCLUDING, BUT NOT LIMITED TO, SPYWARE AND PRIVACY & EMAIL MATTERS, COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding spyware (e.g., H.R. 964, the “the Spy Act of 2007”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to Spyware. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Kentucky, Pennsylvania, Virginia, England, and Sweden, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of industry standards, laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

WE COULD BE SUBJECT TO LEGAL CLAIMS, GOVERNMENT ENFORCEMENT ACTIONS AND DAMAGE TO OUR REPUTATION AND HELD LIABLE FOR OUR OR OUR CUSTOMERS’ FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS, REGULATIONS OR POLICIES GOVERNING CONSUMER PRIVACY WHICH COULD MATERIALLY HARM OUR BUSINESS.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress currently has pending legislation regarding privacy and data security measures (e.g., S. 495, the “Personal Data Privacy and Security Act of 2007”). Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union’s directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

In addition to government activity, privacy advocacy groups and the high-technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us adversely. Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our customers and us. Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these proposed laws or regulations may have on our business. However, if the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

Third-parties may bring class action lawsuits against us relating to online privacy and data collection. We disclose our information collection and dissemination policies, and we may be subject to claims if we act or are perceived to act inconsistently with these published policies. Any claims or inquiries could be costly and divert management’s attention, and the outcome of such claims could harm our reputation and our business.

Our customers are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of December 31, 2006, we have total intangible assets, including goodwill, of $369.5 million. We are required under accounting principles generally accepted in the United States to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

WE MAY INCUR LIABILITIES TO TAX AUTHORITIES IN EXCESS OF AMOUNTS THAT HAVE BEEN ACCRUED WHICH MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities which may have an adverse impact on our results of operations and financial condition.

NEW ACCOUNTING STANDARDS COULD IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND OTHER FINANCIAL MEASURES.

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (GAAP). The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes to GAAP could impact our results of operations, financial condition and other financial measures.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND OUR BUSINESS MAY BE HARMED AND OUR STOCK PRICE MAY BE ADVERSELY IMPACTED.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. As a result of our assessment of our internal control over financial reporting as of December 31, 2004, we determined that we had a material weakness in our internal control over financial reporting related to the operation of our controls for evaluating and documenting the assessment of valuation allowances recorded against our deferred tax assets. We remediated this material weakness during 2005 and determined that our internal control over financial reporting was effective as of December 31, 2005 and 2006. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS, AND RECENTLY ADOPTED CHANGES IN ACCOUNTING FOR EQUITY COMPENSATION WILL ADVERSELY AFFECT EARNINGS.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options may have exercise prices in excess of our then-current stock price. To the extent these circumstances occur, our ability to retain employees may be adversely affected. In addition, beginning January 1, 2006 the Company was required to record stock-based compensation expense related to stock options. This requirement has negatively impacted net income for the year ended December 31, 2006 and will also negatively impact net income for future periods. Moreover, applicable NASDAQ Global Select Market listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of December 31, 2006, the Company leased facilities at the following locations:

•       Westlake Village, California (one location totaling 40,300 square-feet)

•       Santa Barbara, California (three locations totaling 50,900 square-feet)

•       Harrisburg, Pennsylvania (two locations totaling 34,000 square-feet)

•       London, England (two locations totaling 29,000 square-feet)

•       Louisville, Kentucky (one location totaling 20,800 square-feet)

•       Marlborough, Massachusetts (one location totaling 12,500 square-feet)

•       Los Angeles, California (two locations totaling 11,000 square-feet)

•       New York, New York (two locations totaling 10,900 square-feet)

•       San Francisco, California (one location totaling 10,600 square-feet)

We own land and a building, approximating 61,900 square-feet and 23,800 square-feet, respectively, in Simi Valley, California. We also lease small office space and facilities in: Agoura Hills, California; Chicago, Illinois; Paris, France; Munich, Germany; and, Stockholm, Sweden. In addition, we use third-party co-location facilities that house our Web servers in: Sunnyvale, California; San Jose, California; Agoura Hills, California; Los Angeles, California; El Segundo, California; Mechanicsburg, Pennsylvania; Ashburn, Virginia; London, England; and, Stockholm, Sweden. We are currently pursuing additional office space in response to our historical and projected growth. For additional information regarding our obligations under leases, see note 14 “Commitments and Contingencies” to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 3.                LEGAL PROCEEDINGS

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II.

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NASDAQ Global Select Market (including its predecessor markets) under the symbol “VCLK” since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. On February 23, 2007, the last sale price of our common stock reported by the NASDAQ Global Select Market was $28.48 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2006
Fourth Quarter	$25.47	$17.30
Third Quarter	$18.86	$13.15
Second Quarter	$18.65	$13.22
First Quarter	$20.98	$15.46

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2005
Fourth Quarter	$20.26	$15.26
Third Quarter	$17.64	$12.03
Second Quarter	$12.49	$9.01
First Quarter	$14.65	$10.42

Stockholders

As of December 31, 2006, there were 692 stockholders of record who held shares of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return of $100 invested in our common stock on December 31, 2001 through December 31, 2006 relative to the cumulative total return of $100 invested in the Nasdaq Composite Index and the RDG Internet Composite Index calculated similarly for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ValueClick, Inc., The NASDAQ Composite Index
And The RDG Internet Composite Index

*                    $100 invested on 12/31/01 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.                SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 and with respect to our consolidated balance sheets as of December 31, 2006 and 2005 have been derived from the audited consolidated financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with both, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K and the consolidated financial statements and the notes to those consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data(3):
Revenue	$545,616	$304,007	$169,178	$92,516	$62,554
Cost of revenue	167,861	88,839	50,762	32,024	21,733
Gross profit	377,755	215,168	118,416	60,492	40,821
Operating expenses:
Sales and marketing(1)	162,905	75,640	36,369	21,275	17,489
General and administrative(1)	58,128	40,908	27,413	19,880	18,563
Technology(1)	32,797	22,137	16,016	10,562	10,719
Amortization of intangible assets	21,801	12,179	4,111	1,570	533
Merger-related costs	—	—	—	—	17
Restructuring (benefit) expense, net	—	(73)	(1,003)	—	2,320
Total operating expenses	275,631	150,791	82,906	53,287	49,641
Income (loss) from operations	102,124	64,377	35,510	7,205	(8,820)
Interest income, net	8,005	5,077	3,665	3,364	5,909
Gain on sale of marketable securities	—	—	—	—	134
Gain on sale of equity interest in Japan subsidiary	—	—	8,007	—	—
Other income	—	—	63	—	32
Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	110,129	69,454	47,245	10,569	(2,745)
Income tax expense	47,555	28,810	16,153	830	163
Income (loss) before minority interest and cumulative effect of a change in accounting principle	62,574	40,644	31,092	9,739	(2,908)
Minority share of loss (income) in consolidated subsidiary	—	—	130	84	(15)
Income (loss) before cumulative effect of a change in accounting principle	62,574	40,644	31,222	9,823	(2,923)
Cumulative effect of a change in accounting principle(2)	—	—	—	—	(7,649)
Net income (loss)	$62,574	$40,644	$31,222	$9,823	$(10,572)
Basic net income (loss) per common share	$0.63	$0.46	$0.39	$0.13	$(0.14)
Weighted-average shares used to calculate basic net income (loss) per common share	99,600	87,722	80,063	74,300	73,744
Diluted net income (loss) per common share	$0.62	$0.45	$0.37	$0.13	$(0.14)
Weighted-average shares used to calculate diluted net income (loss) per common share	101,721	90,857	84,038	78,436	73,744

(1)          Includes stock-based compensation expense for the following periods (in thousands):

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Sales and marketing	$4,429	$817	$369	$113	$488
General and administrative	5,258	382	245	181	779
Technology	2,253	823	125	58	260
	$11,940	$2,022	$739	$352	$1,527

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

(3)          The amounts included in the Consolidated Statement of Operations Data for the years presented reflect acquisitions and a disposition as follows:

Acquisitions	Date
Shopping.net .	December 2006
Fastclick, Inc.	September 2005
Web Marketing Holdings, Inc. (“Webclients”)	June 2005
E-Babylon, Inc.	June 2005
Pricerunner AB	August 2004
Commission Junction, Inc.	December 2003
HiSpeed Media, Inc.	December 2003
Search123.com, Inc.	May 2003
Be Free, Inc.	May 2002
Mediaplex, Inc.	October 2001

Disposition	Date
ValueClick Japan	March 2004

Consolidated Balance Sheet Data:

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Cash, cash equivalents and marketable securities	$281,594	$240,783	$242,583	$220,120	$232,978
Working capital	$315,576	$259,797	$241,424	$213,809	$234,229
Total assets	$793,266	$720,861	$384,714	$323,099	$263,850
Total non-current liabilities	$62,143	$35,372	$14,964	$5,676	$4,626
Total stockholders’ equity	$643,709	$618,543	$328,761	$274,207	$231,981

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

	For the Three-Month Period Ended
	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
	(unaudited) (in thousands, except per share data)
Revenue	$160,436	$137,865	$130,028	$117,287	$116,607	$81,414	$54,572	$51,414
Cost of revenue	47,789	38,709	42,126	39,237	39,270	22,496	13,768	13,305
Gross profit	112,647	99,156	87,902	78,050	77,337	58,918	40,804	38,109
Operating expenses:
Sales and marketing(1)	47,620	46,270	37,641	31,374	27,207	22,021	15,064	11,348
General and administrative(1)	15,594	14,326	11,377	16,831	13,341	10,314	8,700	8,553
Technology(1)	8,183	8,301	8,267	8,046	7,356	5,680	4,686	4,415
Amortization of intangible assets	5,234	5,462	5,450	5,655	6,387	3,107	1,448	1,237
Restructuring (benefit) expense, net	—	—	—	—	(77)	—	206	(202)
Total operating expenses	76,631	74,359	62,735	61,906	54,214	41,122	30,104	25,351
Income from operations	36,016	24,797	25,167	16,144	23,123	17,796	10,700	12,758
Interest income, net	2,440	1,642	2,005	1,918	1,610	687	1,420	1,360
Income before income taxes	38,456	26,439	27,172	18,062	24,733	18,483	12,120	14,118
Income tax expense	16,906	9,648	12,728	8,273	10,541	7,481	5,353	5,435
Net income	$21,550	$16,791	$14,444	$9,789	$14,192	$11,002	$6,767	$8,683
Basic net income per common share	$0.22	$0.17	$0.14	$0.10	$0.14	$0.13	$0.08	$0.11
Diluted net income per common share	$0.22	$0.17	$0.14	$0.09	$0.14	$0.13	$0.08	$0.10

(1)          Includes stock-based compensation expense for the following periods (in thousands):

	For the Three-Month Period Ended
	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
Sales and marketing	$835	$1,145	$1,173	$1,276	$744	$28	$20	$25
General and administrative	1,231	1,264	1,397	1,366	321	27	17	17
Technology	366	583	626	678	788	15	8	12
	$2,432	$2,992	$3,196	$3,320	$1,853	$70	$45	$54

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K beginning on page F-1.

The following discussion contains forward-looking statements based on the current expectations, assumptions, estimates, and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in Item 1A “Risk Factors” and elsewhere in this annual report on Form 10-K. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. We also offer technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Additionally, we provide software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that we provide enables our advertiser customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining our media, affiliate marketing, comparison shopping, and technology offerings with our experience in both online and offline marketing, we help our advertiser customers around the world optimize their marketing campaigns both on the Internet and through offline media.

On December 1, 2006, we completed the acquisition of Shopping.net and included the results of operations of Shopping.net in our consolidated results of operations beginning as of that date. In 2005, we acquired Fastclick, Inc. (“Fastclick”), completed on September 29, 2005, Web Marketing Holdings, Inc. (“Webclients”), completed on June 24, 2005, and E-Babylon, Inc. (“E-Babylon”), completed on June 13, 2005. The results of operations of Fastclick, Webclients and E-Babylon have been included in our consolidated results of operations beginning October 1, 2005, July 1, 2005 and June 1, 2005, respectively. On August 6, 2004, we completed the acquisition of Pricerunner AB (“Pricerunner”) and included the results of operations of Pricerunner in our consolidated results of operations beginning August 1, 2004. On March 26, 2004, we sold our 59% equity interest in ValueClick Japan and recorded a one-time gain from the sale of $8.0 million. The results of operations for ValueClick Japan, including this one-time gain, are included in our consolidated results of operations through March 31, 2004. Note 3 “Recent Business Combinations and Investments” to our consolidated financial statements included in this annual report on Form 10-K provides unaudited pro-forma revenue, net income and basic and diluted net income per common share for the years ended December 31, 2006 and 2005 as if these transactions occurred as of January 1, 2005.

We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and Technology. Each of these four business segments is described in Item 1 “Business” of this annual report on Form 10-K. In the fourth quarter of 2006, we changed our internal reporting structure which resulted in changes in our reportable segments to: a) present segment information on a worldwide product view (whereas prior to the fourth quarter of 2006 all of our operations in Europe, including Affiliate Marketing, Comparison Shopping and Technology, were recorded in the Media segment); b) present separately the operating results of our Comparison Shopping segment; and c) include our Search123 product (which was previously included in the Media segment) with the Affiliate Marketing segment in order to consolidate our search engine marketing and search syndication product offerings in one segment. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related

Information”, all prior period segment information has been updated to conform to the new segment presentation.

The following table provides revenue, gross profit, operating expenses, and income from operations information for each of our four business segments. Segment income from operations, as shown below, excludes the effects of: stock-based compensation expense; amortization of intangible assets; restructuring benefit, net; and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Media Segment
Revenue	$382,973	$164,835	$64,143
Cost of revenue	141,457	66,966	31,291
Gross profit	241,516	97,869	32,852
Operating expenses	147,323	59,559	23,249
Segment income from operations	$94,193	$38,310	$9,603
Affiliate Marketing Segment
Revenue	$112,150	$95,791	$73,945
Cost of revenue	19,770	17,116	14,699
Gross profit	92,380	78,675	59,246
Operating expenses	34,474	33,714	29,853
Segment income from operations	$57,906	$44,961	$29,393
Comparison Shopping Segment
Revenue	$26,217	$17,295	$5,695
Cost of revenue	2,165	664	149
Gross profit	24,052	16,631	5,546
Operating expenses	20,976	14,597	3,903
Segment income from operations	$3,076	$2,034	$1,643
Technology Segment
Revenue	$25,714	$27,015	$25,462
Cost of revenue	5,396	5,275	5,105
Gross profit	20,318	21,740	20,357
Operating expenses	12,696	12,437	12,815
Segment income from operations	$7,622	$9,303	$7,542
Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$162,797	$94,608	$48,181
Corporate expenses	(26,932)	(16,103)	(8,824)
Stock-based compensation	(11,940)	(2,022)	(739)
Amortization of intangible assets	(21,801)	(12,179)	(4,111)
Restructuring benefit, net	—	73	1,003
Consolidated income from operations	$102,124	$64,377	$35,510
Reconciliation of segment revenue to consolidated revenue:
Media	$382,973	$164,835	$64,143
Affiliate Marketing	112,150	95,791	73,945
Comparison Shopping	26,217	17,295	5,695
Technology	25,714	27,015	25,462
Inter-segment eliminations	(1,438)	(929)	(67)
Consolidated revenue	$545,616	$304,007	$169,178

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2006 and 2005

Revenue.   Consolidated revenue for the year ended December 31, 2006 was $545.6 million, representing a 79.5% increase over the prior year total of $304.0 million.

Media segment revenue increased to $383.0 million for the year ended December 31, 2006 compared to $164.8 million for 2005. The increase of $218.1 million, or 132.3%, in Media segment revenue was primarily attributable to the acquisitions of E-Babylon in June 2005, Webclients in June 2005, and Fastclick in September 2005, and growth in our other U.S. and European media operations. As a result of the integration activities related to these acquisitions, we are unable to quantify the revenue directly attributable to these acquired businesses for the year ended December 31, 2006. Please refer to note 3 “Recent Business Combinations and Investments” to the consolidated financial statements for further details regarding these acquisitions and unaudited pro-forma revenue, net income and net income per common share information.

Affiliate Marketing segment revenue increased to $112.2 million for the year ended December 31, 2006 compared to $95.8 million in 2005. This increase of $16.4 million, or 17.1%, was due to a continued increase in the number of customers and an increase in transaction volumes associated with both our new and existing customers, partially offset by a reduction in revenue from a large customer in this segment.

Comparison Shopping segment revenue increased to $26.2 million for the year ended December 31, 2006 compared to $17.3 million in 2005. The increase of $8.9 million, or 51.6%, was due to growth in our European comparison shopping operations and the launch of Pricerunner in the United States in the second quarter of 2005.

Technology segment revenue was $25.7 million for the year ended December 31, 2006 compared to $27.0 million in 2005, a decrease of $1.3 million, or 4.8%. The decrease in revenue was primarily related to lower volumes of ad serving for our existing customers during the year ended December 31, 2006 compared to the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that revenue will continue to grow at historical rates, that we will close additional acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historical acquisitions.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers that are directly related to a revenue-generating event. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Consolidated cost of revenue was $167.9 million for the year ended December 31, 2006 compared to $88.8 million in 2005, an increase of $79.0 million, or 88.9%. The consolidated gross margin decreased from 70.8% for the year ended December 31, 2005 to 69.2% for the year ended December 31, 2006. This decrease in consolidated gross margin is a result of the higher revenue growth experienced by our Media segment compared to our other segments. As described more fully below, our Media segment gross margin is lower than the gross margin generated by our other segments.

Cost of revenue for the Media segment increased $74.5 million, or 111.2%, to $141.5 million for the year ended December 31, 2006 compared to $67.0 million in 2005. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin of 63.1% for the year ended December 31, 2006 compared to 59.4% in 2005 reflects: a greater mix of lead generation revenue in 2006, which generates a higher gross margin than other components of

Media segment revenue; and an improved gross margin generated by our display advertising network business operations in 2006 compared to 2005. Lead generation revenue generates a higher gross margin than other components of the Media segment as certain online advertising costs associated with our lead generation activities are classified as sales and marketing expense and not as cost of revenue.

Cost of revenue for the Affiliate Marketing segment was $19.8 million for the year ended December 31, 2006 compared to $17.1 million in 2005. Our Affiliate Marketing segment gross margin remained relatively flat at 82.4% in 2006 and 82.1% in 2005. The slight improvement in Affiliate Marketing segment gross margin was due to operating leverage associated with the higher revenue as discussed above.

Cost of revenue for the Comparison Shopping segment was $2.2 million for the year ended December 31, 2006 compared to $664,000 in 2005. Our Comparison Shopping segment gross margin decreased to 91.7% for 2006 from 96.2% in 2005 due to: an increase in revenue generated from revenue-share arrangements associated with traffic from publisher partners; the launch of Pricerunner in the United States in mid-2005; and, due to higher depreciation expense.

Technology segment cost of revenue was $5.4 million for the year ended December 31, 2006 compared to $5.3 million in 2005. Our Technology segment gross margin decreased to 79.0% in 2006 from 80.5% in 2005 due to the lower revenue described above and the relatively fixed nature of the components of cost of revenue for this segment. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers that are not directly associated with a revenue-generating event. Sales and marketing expenses for the year ended December 31, 2006 were $162.9 million compared to $75.6 million in 2005, an increase of $87.3 million, or 115.4%. Sales and marketing expenses increased primarily due to the inclusion of sales and marketing expenses, including online advertising costs, for E-Babylon, acquired in June 2005, Webclients, acquired in June 2005, and Fastclick, acquired in September 2005, all of which are included in the Media segment. Additionally, increases in online advertising costs related to our lead generation and e-commerce activities from our historical businesses, an increase in stock-based compensation expense of $3.6 million, and increases in our worldwide sales and marketing staff contributed to the increase in sales and marketing expenses. Our sales and marketing expenses as a percentage of revenue increased to 29.9% for the year ended December 31, 2006 compared to 24.9% in 2005, primarily driven by higher online advertising costs as described above.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses increased to $58.1 million for the year ended December 31, 2006 compared to $40.9 million in 2005, an increase of $17.2 million, or 42.1%. General and administrative expenses increased primarily due to the inclusion of incremental months of general and administrative expenses of E-Babylon, Webclients and Fastclick, an increase of $7.0 million in professional services fees including audit, legal, Sarbanes-Oxley compliance, and tax, an increase of $4.9 million in stock-based compensation expense, and increased compensation and related employee benefit costs to support the growth in our business. Our general and administrative expenses as a percentage of revenue decreased to 10.7% for the year ended December 31, 2006 compared to 13.5% in 2005, primarily as a result of the operating leverage associated with higher revenue.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the year ended December 31, 2006 were $32.8 million compared to $22.1 million in 2005, an increase of $10.7 million, or 48.2%. The increase in technology expenses was due primarily to the inclusion of incremental months of technology expenses of E-Babylon, Webclients and Fastclick, increased stock-based compensation expense of $1.4 million, and the overall growth in our business. Our technology expenses as a percentage of revenue decreased to 6.0% for the year ended December 31, 2006 compared to 7.3% in 2005, primarily as a result of the operating leverage associated with higher revenue.

Segment Income from Operations.   Media segment income from operations for the year ended December 31, 2006 increased 145.9%, or $55.9 million, to $94.2 million, from $38.3 million in the prior year, and represented 24.6% and 23.2% of Media segment revenue in these respective periods. The improved operating margin in our Media segment was primarily attributable to the acquisitions of E-Babylon, Webclients, and Fastclick, and the operating leverage associated with the higher revenue generated by our historical businesses as described above.

Affiliate Marketing segment income from operations for the year ended December 31, 2006 increased 28.8%, or $12.9 million, to $57.9 million, from $45.0 million in the prior year, and represented 51.6% and 46.9% of Affiliate Marketing segment revenue in these respective periods. The improved operating margin in our Affiliate Marketing segment was primarily attributable to the operating leverage associated with the higher revenue as described above.

Comparison Shopping segment income from operations for the year ended December 31, 2006 increased to $3.1 million, from $2.0 million in the prior year, and represented 11.7% and 11.8% of Comparison Shopping segment revenue in these respective periods. The $1.0 million increase in Comparison Shopping segment income from operations was due to the higher revenue as described above.

Technology segment income from operations for the year ended December 31, 2006 decreased to $7.6 million, from $9.3 million in the prior year, and represented 29.6% and 34.4% of Technology segment revenue in these respective periods. The decrease in Technology segment income from operations and the decline in the operating margin were attributable to the lower revenue as described above and the related operating leverage impact.

Stock-Based Compensation.   We adopted SFAS No. 123 (revised 2004), “Share-Based Payment,”
(“SFAS 123(R)”) as of January 1, 2006. SFAS 123(R) requires us to recognize stock-based compensation expense equal to the grant date fair value of stock options issued to employees and directors. Prior to January 1, 2006, we did not record any stock-based compensation expense for stock options granted with an exercise price equal to the fair market value of our common stock on the date of grant. Stock-based compensation expense for the year ended December 31, 2006 amounted to $11.9 million compared to $2.0 million in 2005. The increase of $9.9 million was due to stock-based compensation expense recognized under SFAS 123(R).

We currently anticipate total stock-based compensation expense of approximately $18 million for the year ending December 31, 2007. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets for the year ended December 31, 2006 was $21.8 million compared to $12.2 million in 2005. This expense represents the amortization of intangible assets acquired through business combinations. The increase compared to the prior year was due to the intangible assets purchased in the E-Babylon, Webclients, Fastclick, and Shopping.net acquisitions. We currently anticipate total amortization of intangible assets of approximately $21 million for the year ending December 31, 2007.

Interest Income, net.   Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and is net of interest paid on our capital lease obligations and short-term debt. Interest income, net, was $8.0 million for the year ended December 31, 2006 compared to $5.1 million for the year ended December 31, 2005. The increase was primarily attributable to the interest expense recorded in 2005 related to short-term debt that was fully repaid in September 2005 (as more fully described in the Liquidity and Capital Resources section below under Short-Term Debt) and the effects of increasing average investment yields as a result of interest rate increases in 2005 and 2006.

Income Tax Expense.   For the year ended December 31, 2006, we recorded an income tax expense of $47.6 million compared to $28.8 million in 2005. The increase in the effective income tax rate for the year ended December 31, 2006 to 43.2% from 41.5% for the year ended December 31, 2005 was primarily due to the higher profit contribution from our domestic operations, which are generally subject to higher tax rates than our international operations, and the impact of SFAS 123(R). SFAS No. 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. We do not recognize a tax benefit for stock-based compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, stock-based compensation expense related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective income tax rate during any given accounting period, depending upon the option exercise patterns of our employees and directors.

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2005 and 2004

Revenue.   Consolidated revenue for the year ended December 31, 2005 was $304.0 million, representing a 79.7% increase over the prior year total of $169.2 million.

Media segment revenue increased to $164.8 million for the year ended December 31, 2005 compared to $64.1 million for 2004. The increase of $100.7 million, or 157.0%, in Media segment revenue was primarily attributable to the acquisitions of E-Babylon in June 2005, Webclients in June 2005, and Fastclick in September 2005, accounting for $75.8 million of the increase. The remaining increase of $24.9 million was due to growth in our other U.S. and European media operations, offset by $1.8 million of revenue recorded by ValueClick Japan prior to its sale in March 2004. Please refer to note 3 “Recent Business Combinations and Investments” to the consolidated financial statements for further details regarding these acquisitions and unaudited pro-forma revenue, net income and net income per common share information.

Affiliate Marketing segment revenue increased to $95.8 million for the year ended December 31, 2005 compared to $73.9 million in 2004. This increase of $21.8 million, or 29.5%, was due to a continued increase in the number of customers and an increase in transaction volumes associated with both our new and existing customers.

Comparison Shopping segment revenue increased to $17.3 million for the year ended December 31, 2005 compared to $5.7 million in 2004. The increase of $11.6 million, or 203.7%, in Comparison Shopping segment revenue was due to: a) a full year of operations of Pricerunner in 2005 compared to a partial year in 2004 due to the acquisition of Pricerunner in August 2004; and b) growth in our European comparison shopping operations.

Technology segment revenue was $27.0 million for the year ended December 31, 2005 compared to $25.5 million in 2004, an increase of $1.6 million, or 6.1%. The increase in revenue was primarily due to the addition of new customers and increased volumes of ad serving for our existing customers during 2005.

Cost of Revenue and Gross Profit.   Consolidated cost of revenue was $88.8 million for the year ended December 31, 2005 compared to $50.8 million in 2004, an increase of $38.0 million, or 75.0%. The consolidated gross margin remained consistent at 70.8% and 70.0% respectively, for the years ended December 31, 2005 and 2004, respectively.

Cost of revenue for the Media segment increased $35.7 million, or 114.0%, to $67.0 million for the year ended December 31, 2005 compared to $31.3 million in 2004. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin of 59.4% for the year ended December 31, 2005 compared to 51.2% in 2004 reflects a greater mix of higher-margin lead generation revenue and e-commerce revenue in 2005.

Cost of revenue for the Affiliate Marketing segment increased $2.4 million, or 16.4%, to $17.1 million for the year ended December 31, 2005 compared to $14.7 million in 2004. Our Affiliate Marketing segment gross margin increased to 82.1% for 2005 from 80.1% in 2004. This increase was primarily due to: the operating leverage of our Affiliate Marketing segment infrastructure associated with higher revenue levels; and, lower depreciation expense.

Cost of revenue for the Comparison Shopping segment was $664,000 for the year ended December 31, 2005 compared to $149,000 in 2004. Our Comparison Shopping segment gross margin decreased to 96.2% for 2005 from 97.4% in 2004 primarily due to the launch of Pricerunner in the United States in the second quarter of 2005 and higher depreciation expense as a result of capital equipment additions to our computing infrastructure.

Technology segment cost of revenue was $5.3 million for the year ended December 31, 2005 compared to $5.1 million in 2004 due to higher depreciation expense as a result of capital equipment additions to our computing infrastructure. Our Technology segment gross margin remained relatively flat at 80.5% for 2005 and 80.0% for 2004.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses for the year ended December 31, 2005 were $75.6 million compared to $36.4 million in 2004, an increase of $39.3 million, or 108.0%. Sales and marketing expenses increased primarily due to the inclusion of sales and marketing expenses aggregating $16.8 million for E-Babylon, acquired in June 2005, Webclients, acquired in June 2005, and Fastclick, acquired in September 2005, all of which are included in the Media segment, and $4.8 million for Pricerunner, acquired in August 2004, which is included in the Comparison Shopping segment. Additionally, increases in online advertising costs related to our lead generation and e-commerce activities from our historical businesses, and increases in our worldwide sales staff contributed to the remaining increase in sales and marketing expenses. Our sales and marketing expenses as a percentage of revenue increased to 24.9% for the year ended December 31, 2005 compared to 21.5% in 2004, primarily driven by the higher online advertising costs described above.

General and Administrative.   General and administrative expenses increased to $40.9 million for the year ended December 31, 2005 compared to $27.4 million in 2004, an increase of $13.5 million, or 49.2%. General and administrative expenses increased primarily due to the inclusion of general and administrative expenses totaling $6.9 million for Pricerunner, E-Babylon, Webclients, and Fastclick and increased personnel costs and professional services fees to support both the growth in our business and compliance with Sarbanes-Oxley. Our general and administrative expenses as a percentage of revenue decreased to 13.5% for the year ended December 31, 2005 compared to 16.2% in 2004, primarily as a result of the operating leverage associated with higher revenue.

Technology.   Technology expenses for the year ended December 31, 2005 were $22.1 million compared to $16.0 million in 2004, an increase of $6.1 million, or 38.2%. The increase in technology expenses was due primarily to the acquisitions of Pricerunner, E-Babylon, Webclients, and Fastclick and the overall growth in our business. Our technology expenses as a percentage of revenue decreased to 7.3% for the year ended December 31, 2005 compared to 9.5% in 2004, primarily as a result of the operating leverage associated with higher revenue.

Segment Income from Operations.   Media segment income from operations for the year ended December 31, 2005 increased 298.9% to $38.3 million, from $9.6 million in the prior year, and represented 23.2% and 15.0% of Media segment revenue in these respective periods. The increase of $28.7 million in Media segment income from operations was attributable to: the acquisitions of E-Babylon, Webclients, and Fastclick; and, the operating leverage associated with the higher revenue generated by our historical businesses as described above.

Affiliate Marketing segment income from operations for the year ended December 31, 2005 increased 53.0% to $45.0 million, from $29.4 million in the prior year, and represented 46.9% and 39.7% of Affiliate Marketing segment revenue in these respective periods. The improved operating margin in our Affiliate Marketing segment was primarily attributable to the operating leverage associated with the higher revenue as described above and lower depreciation expense.

Comparison Shopping segment income from operations for the year ended December 31, 2005 increased 23.8% to $2.0 million, from $1.6 million in the prior year, and represented 11.8% and 28.8% of Comparison Shopping segment revenue in these respective periods. The decrease in the Comparison Shopping segment operating margin in 2005 was due to the launch of Pricerunner in the United States in the second quarter of 2005 and higher depreciation expense as a result of capital equipment additions to our computing infrastructure.

Technology segment income from operations for the year ended December 31, 2005 increased 23.3% to $9.3 million, from $7.5 million in the prior year, and represented 34.4% and 29.6% of Technology segment revenue in these respective periods. The improved operating margin in our Technology segment was primarily attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation expense for the year ended December 31, 2005 was $2.0 million compared to $739,000 in 2004. The increase was due to $1.7 million of stock-based compensation associated with 0.3 million share-equivalent Stock Appreciation Rights (“SARs”) issued to certain former employees of Fastclick in October 2005. Stock-based compensation expense for the year ended December 31, 2005 also includes $270,000 of amortization related to the intrinsic value of unvested common stock options assumed in business combinations, compared to $739,000 in 2004. The decrease is due to certain options assumed in business combinations from prior years becoming fully vested during 2005.

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

Interest Income, net.   Interest income, net, was $5.1 million for the year ended December 31, 2005 compared to $3.7 million for the year ended December 31, 2004. The increase was primarily attributable to the effects of increasing average investment yields from 2004 as a result of interest rate increases from mid-2004 through the end of 2005, offset by interest paid on our short-term debt of $794,000 outstanding during 2005 (as more fully described in the Liquidity and Capital Resources section below under Short-Term Debt).

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

Liquidity and Capital Resources

Since our inception, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At December 31, 2006, our combined cash and cash equivalents and marketable securities balances totaled $281.6 million.

Net cash provided by operating activities totaled $114.2 million for the year ended December 31, 2006 compared to $60.7 million in 2005 and $46.6 million in 2004. The increase in net cash provided by operating activities of $53.6 million from 2005 to 2006 was largely due to an increase of $21.9 million in our net income adjusted for the impact of non-cash items including depreciation and amortization expense resulting from our 2005 and 2006 acquisitions and non-cash, stock-based compensation expense as a result of the adoption of SFAS 123(R) in 2006, offset by a change in the classification of excess tax benefits from stock option exercises from the operating activities section of the consolidated statement of cash flows to the financing activities section as required by SFAS 123(R). Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to stock-based compensation expense for such stock options. In addition, we experienced a net positive working capital change in 2006, largely as a result of a higher income taxes payable balance, compared to a net negative working capital change in 2005 which was largely the result of higher accounts receivable balances. The increase in net cash provided by operating activities from 2004 to 2005 of $14.1 million was primarily attributable to increased net income adjusted for the impact of non-cash items including increased depreciation and amortization expense of $8.9 million, and a lower tax benefit from deferred income taxes of $4.6 million.

Net cash used in investing activities for the year ended December 31, 2006 of $32.5 million was the result of net cash used of $11.1 million for the acquisition of Shopping.net, $10.2 million for property and equipment purchases, $10.2 million of net purchases of marketable securities, and $1.0 million of additional consideration paid related to our acquisition of HiSpeed Media in December 2003. For the year ended December 31, 2005, net cash used in investing activities of $48.2 million primarily resulted from the use of $59.6 million for the acquisitions of E-Babylon, Webclients and Fastclick, and $9.0 million of property and equipment purchases, offset by net sales of marketable securities of $20.4 million. For the year ended December 31, 2004, net cash used in investing activities totaled $66.1 million and resulted primarily from the use of $26.7 million for the acquisition of Pricerunner, net purchases of marketable securities of $35.7 million, and $6.0 million of property and equipment purchases, offset by net proceeds from the sale of our equity interest in our Japan subsidiary of $2.4 million.

Net cash used in financing activities for the year ended December 31, 2006 of $54.6 million was primarily attributable to $103.4 million used to repurchase our common stock under our stock repurchase program as described below under Stock Repurchase Program, offset by proceeds of $30.4 million received from the exercises of stock options and $18.6 million of excess tax benefits from stock option exercises. Net cash provided by financing activities for the year ended December 31, 2005 of $8.5 million was primarily attributable to proceeds received from the exercises of stock options of $14.4 million, partially offset by the repurchase of $5.7 million of the Company’s common stock under our Stock Repurchase Program. For the year ended December 31, 2004, net cash used in financing activities of $8.7 million was primarily attributable to proceeds received from the exercises of stock options of $11.0 million, partially offset by the repurchase of $2.2 million of the Company’s common stock under our Stock Repurchase Program.

Short-Term Debt

In June 2005, in connection with the closing of the acquisition of Webclients as discussed in note 3 to the consolidated financial statements, we entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a major financial institution under which we borrowed $91.7 million and pledged marketable securities with a fair value of $94.2 million as collateral. Under the terms of the Repurchase Agreement, the Company was required to pay interest at the Federal Funds rate plus 30 basis points. For the year ended December 31, 2005, the Company incurred interest expense related to the Repurchase Agreement of $794,000 at an average annualized rate of 3.73%. The Company repaid all outstanding principal and interest due under the Repurchase Agreement as of September 30, 2005 using a combination of cash generated from operations, maturities of previously pledged marketable securities and cash acquired in the Fastclick acquisition. While we may elect to borrow additional funds in the future under a similar agreement, the amount of such borrowing and the related terms will be subject to approval by the financial counter-party and there can be no guarantee that we will be able to borrow upon terms that are favorable to us.

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

During the year ended December 31, 2006, our board of directors authorized two increases to the Program, totaling an additional $150 million, and we repurchased an additional 6.9 million shares of our common stock for $103.4 million, including broker commissions. As of December 31, 2006, up to an additional $65.9 million of our capital may be used to repurchase shares of our outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue repurchases at any time that management or the board of directors determines additional repurchases are not warranted.

Commitments and Contingencies

Contractual obligations at December 31, 2006 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Lease obligations:
Operating leases (1)	$17,316	$5,712	$8,906	$2,586	$112
Purchase obligations (2)	1,416	1,165	251	—	—
Total contractual obligations	$18,732	$6,877	$9,157	$2,586	$112

(1)          The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.8 million. The Company remains secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(2)          Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

Other commercial commitments as of December 31, 2006 are as follows (in thousands):

	Other Commercial Commitments
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$585	—	—	$585	—

The standby letters of credit are maintained pursuant to certain of the Company’s lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Certificates of deposit of $500,000 maintained by the Company at financial institutions that issued the standby letters of credit are included in cash and cash equivalents as of December 31, 2006.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers, employees and former officers, directors and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

We believe that our existing cash and cash equivalents and our marketable securities are sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders may be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

•       our business, product, capital expenditures and technology plans, and product and technology roadmaps;

•       capital improvements to new and existing facilities;

•       technological advances;

•       our competitors’ responses to our products and services;

•       our pursuit of strategic transactions, including mergers and acquisitions;

•       our stock repurchase program; and

•       our relationships with our advertiser customers and publisher partners.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales credits, investments, income taxes, goodwill and other intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•       Revenue Recognition.   We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force

(“EITF’’) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.’’ Accordingly, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. To date, our agreements have not required a guaranteed minimum number of click-throughs or actions.

Our Media and Comparison Shopping segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for our e-commerce business, when consumer products are shipped, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. We act as a principal in Media and Comparison Shopping segment transactions in that we are the primary obligor to the advertiser customer. In accordance with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”), revenue is recognized in our Media and Comparison Shopping segments on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

Revenue for our Affiliate Marketing segment is generated primarily from: commission fees earned from transactions, including product sales made by our advertiser customers, occurring on our affiliate marketing networks; fixed monthly fees from program management services; fees earned, primarily on a CPC basis, from search syndication services; commission fees earned for our search engine marketing (“SEM”) services; and, to a lesser extent, implementation fees. Commission fee revenue from transactions on our affiliate marketing networks and from our SEM services are recognized on a net basis in accordance with the provisions of EITF 99-19 as we act as an agent in these transactions and the payments to publishers are the contractual obligation of the advertiser customers. Commission fee revenue is recognized in the period that our advertiser customer generates a sale or other agreed-upon action on the Company’s affiliate marketing networks or as a result of our SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Program management services fees revenue is recognized over the contractual service period, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Search syndication services revenue is recognized on a gross basis in accordance with the provisions of EITF 99-19, due to the fact that we are the primary obligor to our customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue. Search syndication services revenue is recognized in the period that a visitor to a website in our search syndication network completes a qualified search transaction, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Implementation fee revenue is recognized over the estimated customer lives, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

Revenue for our Technology segment is generated primarily from fixed monthly fees or monthly transaction volume-based fees earned by us for making our technologies available to our customers on an application services provider (“ASP”) basis. Such revenue is recognized monthly provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. We also generate a nominal amount of other services fee revenue in our Technology segment. Such other services fee revenue is recognized when the services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

Our customers do not have the right to take possession of our software at any time during or after the term of the relevant customer agreement. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” our revenue recognition is outside the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.”

Deferred revenue consists primarily of the unrecognized portion of implementation fee revenue for our Affiliate Marketing segment. Prepayments and amounts on deposit from customers are classified as an advertiser deposit liability.

We estimate a provision for sales returns which is recorded as a reduction to revenue. The provision for sales returns reflects an estimate of product returns from consumers of our Affiliate Marketing customers and product returns from our e-commerce customers. In determining the estimate for sales returns, we rely upon historical data, contract information and other factors. The estimated provision for sales returns can vary from actual results. More or less product may be returned from consumers of our Affiliate Marketing customers and from our e-commerce customers as compared to what was estimated. These factors and unanticipated changes in the economic and industry environment could make the provision for sales returns estimates differ from actual returns.

We recorded a provision for sales returns of $7.3 million and $5.7 million as a reduction to our revenue during the years ended December 31, 2006 and 2005, respectively. The increase in the provision for sales returns is a result of higher affiliate marketing revenue and e-commerce revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the December 31, 2006 allowance for sales returns of $371,000 and a corresponding decrease to revenue for the year then ended.

•       Allowance for Doubtful Accounts and Sales Credits.   We estimate our allowance for doubtful accounts using two methods. First, we evaluate specific accounts where information indicates our customers may have an inability to meet financial obligations, such as due to bankruptcy, and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. Second, an allowance is established for all customers based on a range of loss percentages applied to receivables aging categories based upon our historical collections and write-off experience. The amounts calculated from each of these methods are analyzed to determine the total amount of the allowance for doubtful accounts. We also estimate an allowance for sales credits based upon our historical sales credits experience. Historically, actual bad debt write-offs and sales credits have not significantly differed from our estimates. However, factors including higher than expected default rates or sales credits may result in future write-offs greater than our estimates.

As of December 31, 2006, we recorded an allowance for doubtful accounts and sales credits of $4.1 million, which represents an allowance percentage of 3.7% of our gross accounts receivable balance of $111.9 million. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances and/or our sales credits changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the December 31, 2006 allowance for doubtful accounts and sales credits of approximately $1.1 million and a corresponding decrease in our operating income for the year then ended.

•       Investments.   We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to market value at the end of the period in which it is determined that an other-than-temporary decline has occurred.

As of December 31, 2006, we have net unrealized losses of $443,000 on a marketable securities portfolio with a total fair value of $204.8 million. Our marketable securities portfolio consists of high-grade municipal, corporate and U.S. government agencies obligations. Management has determined that the unrealized losses as of December 31, 2006 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions noted affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of December 31, 2006, if the determination was made that the current decline in market value of certain of our investments was other than temporary, the related impairment charge could be as much as $446,000. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of debt issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater than this amount.

•       Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards issued to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning January l, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the year ended December 31, 2006 was $11.9 million, which consisted of stock-based compensation expense related to employee and director stock options of $10.4 million and stock-based compensation expense related to SARs of $1.5 million.

SFAS 123(R) requires us to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We calculated the estimated fair value of our stock options granted during 2006 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

Risk-free interest rates	4.7%
Expected lives (in years)	3.6
Dividend yield	0%
Expected volatility	49%

Our computation of expected volatility for the year ended December 31, 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. We believe that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. We estimated the expected life of each stock option granted in 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Based upon the assumptions listed in the above table, the weighted-average grant date fair value of stock options issued for the year ended December 31, 2006 was $6.93. The value of the portion of stock options that are ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. If our expectations regarding the number of stock options that ultimately vest are incorrect, we may experience unexpected volatility in the stock-based compensation expense ultimately recorded in any given period.

The fair value of stock options, as determined by the Black-Scholes option-pricing model, can vary significantly depending on the assumptions used. For example, an increase to either the weighted-average expected lives or expected volatility assumptions will result in a higher stock option fair value. Holding all other assumptions steady, if our estimate of the weighted-average expected lives were to increase by a factor of 10% from 3.6 years to 4.0 years, the weighted-average fair value of stock options issued during the year ended December 31, 2006 would have increased to $7.35, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options, of $571,000. Further, holding all other assumptions steady, if our estimate of weighted-average expected volatility were to increase by a factor of 10% from 49% to 54%, the weighted-average fair value of stock options issued during the year ended December 31, 2006 would have increased to $7.46, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options, of $718,000.

•  Income Taxes.   We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payable.

Management must make judgments, assumptions and estimates to determine our provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the provision for income taxes and related balance sheet accounts take into account enacted tax laws and regulations, our interpretation of tax laws and regulations and possible outcomes of audits if and when conducted by tax authorities. Changes in tax laws and regulations, or our interpretation of tax laws and regulations and the resolution of tax audits, if and when conducted by tax authorities, could significantly impact the amounts recorded related to income taxes in our consolidated financial statements.

As of December 31, 2006, we have gross deferred tax assets of $30.5 million, relating to net operating loss carryforwards and certain other temporary differences. As of December 31, 2006, based upon both positive and negative evidence available, we have determined it is more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in foreign jurisdictions may not be realizable. Accordingly, we have recorded a valuation allowance of $1.2 million against these deferred tax assets as of December 31, 2006. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all of part of our remaining net deferred tax assets recorded as of December 31, 2006, an adjustment to the net deferred tax assets would impact net income in the period such determination was made.

We may also have available up to an additional $127.8 million and $85.8 million of net operating loss carryforwards for federal and state purposes, respectively, the benefit of which has not been reflected in our consolidated financial statements. We believe that we may be able to establish with tax authorities that we are entitled, under the applicable statutes and interpretations thereof, to some or all of the benefit of these net operating losses in future periods. However, this tax position is subject to certain assumptions and interpretations of the relevant legislative and judicial history that may or may not be accepted by the tax authorities. We have determined that the future tax benefits associated with these net operating loss carryforwards are contingent upon the ultimate outcome of an uncertain tax position and we have not recorded a benefit related to these net operating loss carryforwards. If our income tax position with regard to these net operating loss carryforwards were to be upheld under examination, we would record an income tax benefit in the period that such determination was made. As more fully explained below under “Recently Issued Accounting Standards", we are currently evaluating the impact of an interpretation of SFAS 109 relating to uncertain tax positions, which will be effective for us on January 1, 2007.

•       Goodwill and Other Intangible Assets.   As of December 31, 2006, we had goodwill and other intangible assets with net balances of $278.1 million and $91.4 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31 or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2006, our reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping, and Technology operating segments. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. Significant judgments required to estimate the fair value of each reporting unit include, but are not limited to, estimating future revenue growth rates, estimating future operating margins and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could result in goodwill impairment. We completed our annual goodwill impairment test as of December 31, 2006 and determined that no adjustment to the carrying value of goodwill for any of our reporting units was required. Based on our 2006 impairment test, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist.

We amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the intangible assets exceeds the fair market value of the intangible assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment. There was no impairment of our other intangible assets as of December 31, 2006.

•       Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for the Company on January 1, 2008. We are in the process of evaluating the impact of SFAS 157 on our consolidated financial position and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying the Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year financial statement misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify financial statement misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements of SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3”, for the correction of an error in financial statements. Further, SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality”, with regard to evaluating the materiality of financial statement misstatements. We adopted SAB 108 for the fiscal year ended December 31, 2006 and such adoption had no impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the recognition, measurement, derecognition, classification, and disclosures related to uncertain tax positions and interest and penalties related to uncertain tax positions. Specifically, FIN 48 establishes a “more-likely-than-not” criteria for evaluating uncertain tax position recognition for financial statement purposes, based upon the technical merits of the position. FIN 48 is effective for the Company as of January 1, 2007. As more fully described above under “Critical Accounting Policies and Estimates”, as of December 31, 2006 we have not recorded a benefit related to certain net operating loss carryforwards. The amount that we ultimately realize from these net operating loss carryforwards is subject to an uncertain tax position that depends on the outcome of examination by tax authorities. Considering all information currently available to us related to factors relevant to the measurement of this uncertain tax position, we currently expect to recognize a benefit related to these net operating loss carryforwards upon adoption of FIN 48. The impact of such benefit will be recorded as a change in accounting principle, primarily through an adjustment to retained earnings, as of January 1, 2007. However, our assessment of the impact of adopting FIN 48 is not yet complete. Accordingly, the ultimate amount of the expected benefit, and the classification of such benefit within the Company’s consolidated balance sheet at January 1, 2007, has not yet been determined.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended December 31, 2006, 2005 and 2004.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments in marketable securities. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our exposure to market rate risk for changes in interest rates relates primarily to our marketable securities portfolio. We have not used derivative financial instruments in our marketable securities portfolio. We invest a portion of our excess cash in debt instruments of high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Marketable securities as of December 31, 2006 consist of high-grade municipal, corporate and U.S. government agencies securities with maturities of less than two years. Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for auction-rate securities to be weighted based on the auction reset date. As of December 31, 2006, our investments in marketable securities had a weighted-average time to maturity of 205 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of December 31, 2006, net unrealized losses in our investments in marketable securities aggregated $443,000.

During the year ended December 31, 2006, our investments in marketable securities yielded an annual effective interest rate of 3.59% and an annual taxable equivalent yield of 4.58%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $2.8 million.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros and Swedish Krona. The effect of foreign currency exchange rate fluctuations for the year ended December 31, 2006 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $7.1 million, a reduction of income before income taxes of approximately $0.6 million and a reduction of net assets, excluding intercompany balances, of approximately $7.7 million. Historically, we have not hedged our exposure to currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exchange rate exposures on an ongoing basis. As of December 31, 2006, we had $28.3 million in cash and cash equivalents and $14.5 million in total current liabilities denominated in foreign currencies, including the British Pound, Euro and Swedish Krona.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

In connection with the preparation of this annual report on Form 10-K as of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2006 to ensure that the information required to be disclosed by it in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Company management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended December 31, 2006 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held June 1, 2007.

We have adopted a Code of Ethics and Business Conduct (the “Code”) within the meaning of Item 406(b) of Regulation S-K. The Code applies to our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.valueclick.com under “About Us.” If we make substantive amendments to the Code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting, or other officers, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K in accordance with applicable rules and regulations.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held June 1, 2007.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	5,022,856	$12.64	3,901,711
Equity compensation plans not approved by security holders(2)	441,432	$25.37	—
Total	5,464,288	$13.67	3,901,711

(1)          For additional information with respect to the outstanding option pricing categories as of December 31, 2006, refer to note 10 “Stock Options” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data.”

(2)          The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations. Such plans for Fastclick, Commission Junction, Mediaplex, and Be Free were indirectly approved in the related stockholder approvals of the respective mergers. The material features of these assumed stock option plans are described in note 10 “Stock Options” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data.”

(3)          The 2002 Stock Incentive Plan provides for an automatic increase on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. An additional 994,133 shares were made available under the 2002 Stock Incentive Plan effective January 1, 2007, which are not included in the 3,901,711 shares shown herein.

The remaining information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held June 1, 2007.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held June 1, 2007.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held June 1, 2007.

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

Schedule II—Valuation and Qualifying Accounts	F-40

3.                Exhibits.   The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated as of June 13, 2005, by and among ValueClick and E-Babylon, Inc.
2.2(7)	Agreement and Plan of Merger, dated as of June 10, 2005, by and among ValueClick, Spider Acquisition Corporation and Web Marketing Holdings, Inc.
2.3(8)	Agreement and Plan of Merger and Reorganization, dated as of August 10, 2005, among ValueClick, Fastclick, Inc. and FC Acquisition Sub, Inc.
2.4(9)	Agreement and Plan of Merger, dated as of August 6, 2004, by and among ValueClick and Pricerunner AB
2.5(10)	Stock Purchase Agreement, dated January 29, 2004, by and among ValueClick and livedoor Co., Ltd (formerly Edge Co., Ltd), a Japanese Corporation
2.6(2)	Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, HS Acquisition Corporation and HiSpeed Media, Inc.
2.7(11)	Agreement and Plan of Merger, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corporation and Commission Junction, Inc.
2.8(12)	Agreement and Plan of Merger, dated as of May 30, 2003, by and among ValueClick, Search123.com Acquisition Corporation and Search123
2.9(13)	Agreement and Plan of Merger, dated as of March 20, 2002, by and among ValueClick, Bravo Acquisition I Corporation and Be Free, Inc.
3.1(3)	Second Amended and Restated Certificate of Incorporation of ValueClick
3.2(4)	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(14)	Specimen stock certificate for the ValueClick common stock
4.3(15)

Rights Agreement, dated as of June 4, 2002, between ValueClick, Inc. and Mellon Investor Services LLC, a New Jersey limited liability company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C

10.1(5)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(14)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(14)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(14)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(14)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(14)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999
10.7(14)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley

10.8(14)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.9(16)†	1999 Stock Option Plan, as amended, and form of option agreement
10.10(17)†	2002 Stock Incentive Plan and form of option agreement
10.11(18)†	Key Employee Agreement between ValueClick and James R. Zarley dated January 1, 2002
10.12(19)†	Key Employee Agreement between ValueClick and Samuel J. Paisley dated January 1, 2002
10.13(6)†	Key Employee Agreement between ValueClick and Scott H. Ray dated October 8, 2002
10.14(20)†	Key Employee Agreement between ValueClick and Peter Wolfert dated January 1, 2002
10.15(14)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
10.16†	Amendment to Key Employee Agreement between ValueClick and Scott P. Barlow dated February 16, 2007
16.1(21)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated July 2, 2004
16.2(22)	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated July 20, 2005
21.1	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                 Indicates a management contract or compensatory arrangement.

(1)       Incorporated by reference to Exhibit 2.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(2)       Incorporated by reference to Exhibit 2.6 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(3)       Incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(4)       Incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(5)       Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(6)       Incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(7)       Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on June 29, 2005.

(8)       Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on August 12, 2005.

(9)       Incorporated by reference to Exhibit 2.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2005.

(10) Incorporated by reference to Exhibit 2.2 to the annual report on Form 10-K filed by ValueClick on March 31, 2005.

(11) Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K/A filed by ValueClick on February 23, 2004.

(12) Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on June 11, 2003.

(13) Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on March 11, 2002.

(14) Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999.

(15) Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed by ValueClick on June 14, 2002.

(16) Incorporated by reference from Registration Statement on Form S-8 (File No. 333-61278) originally filed with the Securities and Exchange Commission on April 19, 2001.

(17) Incorporated by reference from Registration Statement on Form S-8 (File No. 333-89396) originally filed with the Securities and Exchange Commission on May 30, 2002.

(18) Incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K filed by ValueClick on March 28, 2003.

(19) Incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K filed by ValueClick on March 28, 2003.

(20) Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K filed by ValueClick on March 28, 2003.

(21) Incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed by ValueClick on July 2, 2004.

(22) Incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed by ValueClick on July 15, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ValueClick, Inc.

We have completed integrated audits of ValueClick, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below. The Company’s 2004 consolidated financial statements were audited by other auditors.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years ended December 31, 2006 and 2005 present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2006 and 2005 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ValueClick, Inc.
Westlake Village, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of ValueClick, Inc. and its consolidated subsidiaries (the “Company”) for the year ended December 31, 2004. Our audit also included the accompanying financial statement schedule II for the year ended December 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of ValueClick, Inc. and its consolidated subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2005

VALUECLICK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$76,769	$46,875
Marketable securities, at fair value	204,825	193,908
Accounts receivable, net of allowances of $4,124 and $4,692 as of December 31, 2006 and 2005, respectively	107,785	74,636
Inventories	2,626	1,349
Prepaid expenses and other current assets	4,315	2,914
Income taxes receivable	56	442
Deferred tax assets	6,614	6,619
Total current assets	402,990	326,743
Property and equipment, net	18,995	18,256
Goodwill	278,070	273,215
Intangible assets, net	91,383	101,498
Deferred tax assets, less current portion	457	—
Other assets	1,371	1,149
Total assets	$793,266	$720,861
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$83,766	$64,299
Income taxes payable	2,532	880
Deferred revenue	1,116	1,598
Capital lease obligations	—	169
Total current liabilities	87,414	66,946
Income taxes payable, less current portion	44,503	17,745
Deferred tax liabilities	14,368	16,771
Other non-current liabilities	3,272	856
Total liabilities	149,557	102,318
Commitments and contingencies (note 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 99,413,324 and 101,897,934 shares issued and outstanding at December 31, 2006 and 2005, respectively	99	102
Additional paid-in capital	632,884	617,612
Deferred stock-based compensation	—	(638)
Accumulated other comprehensive income (loss)	5,232	(2,958)
Retained earnings	5,494	4,425
Total stockholders’ equity	643,709	618,543
Total liabilities and stockholders’ equity	$793,266	$720,861

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Revenue	$545,616	$304,007	$169,178
Cost of revenue	167,861	88,839	50,762
Gross profit	377,755	215,168	118,416
Operating expenses:
Sales and marketing (includes stock-based compensation of $4,429, $817 and $369 for 2006, 2005 and 2004, respectively)	162,905	75,640	36,369
General and administrative (includes stock-based compensation of $5,258, $382 and $245 for 2006, 2005 and 2004, respectively)	58,128	40,908	27,413
Technology (includes stock-based compensation of $2,253, $823 and $125 for 2006, 2005 and 2004, respectively)	32,797	22,137	16,016
Amortization of intangible assets	21,801	12,179	4,111
Restructuring benefit, net	—	(73)	(1,003)
Total operating expenses	275,631	150,791	82,906
Income from operations	102,124	64,377	35,510
Gain on sale of equity interest in ValueClick Japan	—	—	8,007
Interest income, net	8,005	5,077	3,665
Other income	—	—	63
Income before income taxes and minority interest	110,129	69,454	47,245
Income tax expense	47,555	28,810	16,153
Income before minority interest	62,574	40,644	31,092
Minority share of loss in consolidated subsidiary	—	—	130
Net income	$62,574	$40,644	$31,222
Basic net income per common share	$0.63	$0.46	$0.39
Diluted net income per common share	$0.62	$0.45	$0.37
Weighted-average shares used to calculate net income per common share:
Basic	99,600	87,722	80,063
Diluted	101,721	90,857	84,038

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity
	(in thousands, except share data)
Balance at December 31, 2003	—	$—	77,953,774	$78	$339,597	$(1,163)	$78	$(64,383)	$274,207
Amortization of deferred stock-based compensation	—	—	—	—	—	739	—	—	739
Deferred stock-based compensation adjustment for forfeited stock options	—	—	—	—	(203)	203	—	—	—
Exercises of stock options	—	—	4,119,089	4	10,963	—	—	—	10,967
Issuance of shares in business combination—Pricerunner	—	—	263,467	—	1,967	—	—	—	1,967
Repurchase and retirement of common stock	—	—	(303,808)	—	(2,206)	—	—	—	(2,206)
Tax benefit from stock option exercises	—	—	—	—	11,544	—	—	—	11,544
Comprehensive income:
Net income	—	—	—	—	—	—	—	31,222	31,222
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	(1,260)	—	(1,260)
Add: Reclassification adjustments for marketable securities	—	—	—	—	—	—	143	—	143
Foreign currency translation	—	—	—	—	—	—	1,995	—	1,995
Less: Reclassification adjustments for accumulated translation adjustment of Japan subsidiary included in net income	—	—	—	—	—	—	(557)	—	(557)
Total comprehensive income									31,543
Balance at December 31, 2004			82,032,522	82	361,662	(221)	399	(33,161)	328,761
Amortization of deferred stock-based compensation	—	—	—	—	—	270	—	—	270
Deferred stock-based compensation adjustment for forfeited stock options	—	—	—	—	(18)	18	—	—	—
Exercises of stock options	—	—	3,015,936	3	14,440	—	—	—	14,443
Issuance of shares in business combinations—Webclients and Fastclick	—	—	17,436,864	17	220,832	—	—	—	220,849
Assumed options in the Webclients and Fastclick business combinations	—	—	—	—	14,122	—	—	—	14,122
Deferred stock-based compensation	—	—	—	—	705	(705)	—	—	—
Repurchase and retirement of common stock	—	—	(587,388)	—	(2,599)	—	—	(3,058)	(5,657)
Tax benefit from stock option exercises	—	—	—	—	8,468	—	—	—	8,468
Comprehensive income:
Net income	—	—	—	—	—	—	—	40,644	40,644
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	(17)	—	(17)
Foreign currency translation	—	—	—	—	—	—	(3,340)	—	(3,340)
Total comprehensive income									37,287
Balance at December 31, 2005	—	—	101,897,934	102	617,612	(638)	(2,958)	4,425	618,543
Reclassification of deferred stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—		(638)	638	—	—	—
Non-cash, stock-based compensation expense	—	—	—		10,410	—	—	—	10,410
Exercises of stock options	—	—	4,419,809	4	30,377	—	—	—	30,381
Repurchase and retirement of common stock	—	—	(6,904,419)	(7)	(41,914)	—	—	(61,505)	(103,426)
Tax benefit from stock option exercises	—	—	—		17,037	—	—	—	17,037
Comprehensive income:
Net income	—	—	—		—	—	—	62,574	62,574
Change in market value of marketable securities, net of tax	—	—	—		—	—	753	—	753
Foreign currency translation	—	—	—		—	—	7,437	—	7,437
Total comprehensive income									70,764
Balance at December 31, 2006	—	$—	99,413,324	$99	$632,884	$—	$5,232	$5,494	$643,709

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$62,574	$40,644	$31,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,065	19,246	10,299
Restructuring benefit, net	—	(73)	(1,003)
Provision for doubtful accounts and sales credits	4,818	3,283	1,308
Inventories write-down	—	—	199
Non-cash, stock-based compensation expense	10,410	270	739
Benefit from deferred income taxes	(5,686)	(2,021)	(6,614)
Tax benefit from stock option exercises	18,480	12,833	11,544
Excess tax benefit from stock option exercises	(18,569)	—	—
Minority interest in ValueClick Japan	—	—	(130)
Gain on sale of equity interest in ValueClick Japan	—	—	(8,007)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(34,694)	(26,963)	(9,510)
Prepaid expenses, inventories and other assets	(2,851)	1,279	(866)
Accounts payable and accrued expenses	19,727	7,561	6,783
Income taxes receivable/payable	29,870	5,332	10,921
Deferred revenue	(525)	(218)	235
Other non-current liabilities	(383)	(496)	(561)
Net cash provided by operating activities	114,236	60,677	46,559
Cash flows from investing activities:
Proceeds from the maturities and sales of marketable securities	228,776	199,785	131,730
Purchases of marketable securities	(238,940)	(179,422)	(167,464)
Acquisition of businesses, net of cash acquired	(12,077)	(59,562)	(26,707)
Purchases of property and equipment	(10,244)	(9,036)	(6,009)
Proceeds from sale of equity interest in ValueClick Japan, net	—	—	2,351
Net cash used in investing activities	(32,485)	(48,235)	(66,099)
Cash flows from financing activities:
Repurchases and retirement of common stock	(103,426)	(5,657)	(2,206)
Proceeds from exercises of stock options	30,381	14,443	10,967
Proceeds from short-term debt	—	91,684	—
Repayment of short-term debt and capital lease obligations	(169)	(91,924)	(44)
Excess tax benefit from stock option exercises	18,569	—	—
Net cash (used in) provided by financing activities	(54,645)	8,546	8,717
Effect of foreign currency translations	2,788	(2,408)	2,476
Net increase (decrease) in cash and cash equivalents	29,894	18,580	(8,347)
Cash and cash equivalents, beginning of period	46,875	28,295	36,642
Cash and cash equivalents, end of period	$76,769	$46,875	$28,295
Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$807	$26
Cash paid for income taxes, net	$5,447	$12,730	$634
Non-cash investing and financing activities:
Issuance of common stock in business combinations	$—	$220,849	$1,967
Stock options assumed in business combinations	$—	$14,122	$—

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

ValueClick, Inc., and its subsidiaries (“ValueClick” or “the Company”) offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Additionally, the Company provides software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that the Company provides enables its advertiser customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining the Company’s media, affiliate marketing, comparison shopping, and technology offerings with its experience in both online and offline marketing, the Company helps its advertiser customers around the world optimize their marketing campaigns both on the Internet and through offline media.

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and Technology.

MEDIA—ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. The Company’s Media segment has grown both organically and through the acquisition of complementary businesses such as HiSpeed Media, completed in December 2003, Webclients and E-Babylon, both completed in June 2005, and Fastclick, completed in September 2005.

The Company’s Media segment offers advertisers and advertising agencies a range of online media solutions in the categories of display advertising, lead generation marketing and email marketing. The Company has aggregated thousands of online publishers to provide advertisers and advertising agencies with access to one of the largest display advertising networks. The Company also sells a limited number of consumer products directly to end-user customers through Company-owned e-commerce websites.

The Company’s Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

AFFILIATE MARKETING—ValueClick’s Affiliate Marketing segment, through the combination of: a large-scale pay-for-performance model built on the Company’s proprietary technology platforms; marketing expertise; and a large, quality advertising network, enables the Company’s advertiser customers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. Affiliate Marketing segment revenues are driven primarily by a combination of fixed fees and variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with the Company’s affiliate marketing platforms.

COMPARISON SHOPPING—ValueClick’s online comparison shopping service, consisting primarily of the Company’s Pricerunner destination websites, enables consumers to research and compare products from among thousands of online and/or offline merchants using the Company’s proprietary technology. The Company gathers product and merchant data and organizes it into a comprehensive catalog on its destination websites, along with relevant consumer and professional reviews. This Company service is free for consumers and merchants primarily pay the Company on a CPC basis when consumers click through to merchant websites from listings on the Company’s websites. The Company acquired Pricerunner in August 2004 and currently has Pricerunner websites operating in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. In December 2006, the Company acquired Shopping.net, based in the United Kingdom, which provides the Company with additional opportunities to monetize online traffic and expand the Company’s overall comparison shopping presence in Europe.

TECHNOLOGY—ValueClick’s Technology segment operates through its wholly-owned subsidiaries Mediaplex and Mediaplex Systems, which were acquired in October 2001.

Mediaplex is an application services provider (“ASP”) offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser’s enterprise data system and to provide ongoing campaign optimization. Revenues are primarily derived from software access and use charges. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

Mediaplex Systems is an ASP that uses proprietary technology to deliver Web-based enterprise management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span two primary categories—agency management and media management. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contractual service periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiary and its wholly-owned subsidiaries. The Company’s majority-owned subsidiary, ValueClick Japan, Inc. (ValueClick Japan”), was sold on March 26, 2004 to livedoor Co., Ltd., as described in note 4. The operating results of ValueClick Japan are included in the Company’s operating results through March 31, 2004. The results of ValueClick Japan for the period from March 26, 2004 to March 31, 2004 were not significant. All material intercompany transactions and balances have been eliminated in consolidation.

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

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company’s revenue recognition, allowance for doubtful accounts and sales credits, investments, stock-based compensation, income taxes, goodwill and other intangible assets, and contingencies and litigation. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2006 and 2005, cash equivalents consisted primarily of money market accounts.

Marketable Securities

Marketable securities are classified as available-for-sale and accordingly are recorded at fair value, based on quoted market rates, with unrealized gains and losses reflected as a separate component of stockholders’ equity titled accumulated other comprehensive income (loss), net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts and Sales Credits

Trade receivables are stated at gross invoice amount less an allowance for doubtful accounts and sales credits.

The Company estimates its allowance for doubtful accounts using two methods. First, the Company evaluates specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as due to bankruptcy, and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. Second, an allowance is established for all customers based on a range of loss percentages applied to receivables aging categories based upon the Company’s historical collection and write-off experience. The amounts calculated from each of these methods are analyzed to determine the total amount of the allowance for doubtful accounts. The Company also estimates an allowance for sales credits based upon its historical sales credits experience.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market value determined using the First-In-First-Out (“FIFO”) method. The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value of the inventory based upon assumptions about future demand and market conditions.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of five years or the term of the lease for leasehold improvements, three years for vehicles, and 30 years for buildings.

Business Combinations

The Company accounts for its acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates; determination of appropriate discount rates; estimates of advertiser and publisher turnover rates; and estimates of terminal values. These assumptions are generally made based on available historical information. Definite-lived identifiable intangible assets are amortized on a straight-line basis, as this basis approximates the expected cash flows from the Company’s existing definite-lived identifiable intangible assets.

Goodwill

The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (see note 5). Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force (“EITF”) Issue D-101, “Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.” As of December 31, 2006, the Company’s reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping, and Technology operating segments. The Company has elected to test for goodwill impairment annually as of December 31. The Company determined that there was no impairment of goodwill as of December 31, 2006, 2005 and 2004.

Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. The Company determined that there was no impairment of long-lived assets as of December 31, 2006, 2005 and 2004.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.

The Company’s Media and Comparison Shopping segments revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for the Company’s e-commerce business, when consumer products are shipped, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in Media and Comparison Shopping segment transactions in that the Company is the primary obligor to the advertiser customers. In accordance with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”), revenue is recognized in the Company’s Media and Comparison Shopping segments on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

Revenue for the Company’s Affiliate Marketing segment is generated primarily from: commission fees earned from transactions, including product sales made by the Company’s advertiser customers, occurring on the Company’s affiliate marketing networks; fixed monthly fees from program management services; fees earned, primarily on a CPC basis, from search syndication services; commission fees earned for the Company’s search engine marketing (“SEM”) services; and, to a lesser extent, implementation fees. Commission fee revenue from transactions on the Company’s affiliate marketing networks and from the Company’s SEM services are recognized on a net basis in accordance with the provisions of EITF 99-19 as the Company acts as an agent in these transactions and the payments to publishers are the contractual obligation of the advertiser customers. Commission fee revenue is recognized in the period that the Company’s advertiser customer generates a sale or other agreed-upon action on the Company’s affiliate marketing networks or as a result of the Company’s SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Program management services fees revenue is recognized over the contractual service period, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Search syndication services revenue is recognized on a gross basis in accordance with the provisions of EITF 99-19, due to the fact that the Company is the primary obligor to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue. Search syndication services revenue is recognized in the period that a visitor to a website in the Company’s search syndication network completes a qualified search transaction, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Implementation fee revenue is recognized over the estimated customer lives, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

Revenue for the Company’s Technology segment is generated primarily from fixed monthly fees or monthly transaction volume-based fees earned by the Company for making its technologies available to the Company’s customers on an ASP basis. Such revenue is recognized monthly, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. The Company also generates a nominal amount of other services fee revenue in its Technology segment. Such other services fee revenue is recognized when the services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

The Company’s customers do not have the right to take possession of the Company’s software at any time during or after the term of the relevant customer agreement. Accordingly, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” the Company’s revenue recognition is outside the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.”

Deferred revenue consists primarily of the unrecognized portion of implementation fee revenue for the Company’s Affiliate Marketing segment. Prepayments and amounts on deposit from customers are classified as an advertiser deposit liability.

The Company estimates a provision for sales returns which is recorded as a reduction to revenue. The provision for sales returns reflects an estimate of product returns from consumers of the Company’s Affiliate Marketing customers and product returns from the Company’s e-commerce customers. In determining the estimate for sales returns, the Company relies upon historical data, contract information and other factors. The estimated provision for sales returns can vary from actual results. More or less product may be returned from consumers of the Company’s Affiliate Marketing customers and from the Company’s e-commerce customers as compared to what was estimated. These factors and unanticipated changes in the economic and industry environment could make the provision for sales returns estimates differ from actual returns.

Cost of Revenue

Cost of revenue consists of: payments related to website publishers that are directly related to a revenue-generating event; labor costs; telecommunication costs; and, depreciation of equipment related to the Company’s revenue-generating technology infrastructure. The Company becomes obligated to make payments related to website publishers, online newsletters and email lists in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statement of operations. Additionally, cost of revenue of the Company’s Media segment e-commerce business includes product costs and shipping and handling costs.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that the Company pays to website publishers that are not directly associated with a revenue-generating event.

Advertising costs are expensed as incurred and totaled $99.2 million, $34.5 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

General and Administrative

General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs.

Technology

Technology expenses include costs associated with the maintenance of the Company’s technology platforms, including compensation and employee benefits associated with the Company’s engineering and network operations departments, as well as costs for contracted services and supplies. With the exception of certain internal use software qualifying for capitalization, all technology costs have been expensed as incurred. The Company follows the guidance of SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” No software development costs were capitalized in the years ended December 31, 2006, 2005 and 2004 and all previously capitalized software development costs were fully amortized as of December 31, 2005. Capitalized software development costs were amortized for periods up to 18 months.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards issued by the Company to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning January l, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the year ended December 31, 2006 was $11.9 million, which consisted of stock-based compensation expense related to employee and director stock options of $10.4 million, and stock-based compensation expense related to Stock Appreciation Rights (“SARs”) of $1.5 million. For the years ended December 31, 2005 and 2004, the Company recorded stock-based compensation expense of $2.0 million and $739,000, respectively. Stock-based compensation expense for the year ended December 31, 2005 includes $1.7 million related to SARs and $270,000 of amortization related to stock options assumed in business combinations. Stock-based compensation expense of $739,000 for the year ended December 31, 2004 was related to stock options assumed in business combinations. If not for the adoption of SFAS 123(R), stock-based compensation expense under APB 25 would have been $1.9 million, including the impact of the SARs as described above, for the year ended December 31, 2006. The adoption of SFAS 123(R) in 2006 resulted in a reduction in net income of $6.8 million (net of tax benefits of $3.2 million) and a reduction in basic and diluted net income per common share of $0.07. In addition, under SFAS 123( R), the excess income tax benefit relating to the exercise of stock options ($18.6 million in 2006) is now shown as a financing activity in the statement of cash flows. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation expense for such stock options. Such amounts had previously been reported as an operating activity.

SFAS 123(R) requires companies to estimate the fair value of stock-based awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations, other than as related to stock options assumed in business combinations and SARs, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying common stock at the date of grant.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS 123(R).

SFAS 123(R) prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized. The Company will recognize a benefit from stock-based compensation expense in stockholders’ equity if an incremental tax benefit is realized by following the ordering provisions of the U.S. tax law. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of operations.

Foreign Currency Translation

The Company’s foreign subsidiaries record their assets, liabilities and results of operations in their respective functional currencies. The Company translates its subsidiaries’ financial statements into U.S. dollars each reporting period for purposes of consolidation.

Assets and liabilities of the Company’s foreign subsidiaries are translated at the period-end currency exchange rates while revenue, expenses, gains, and losses are translated at the average currency exchange rates in effect for the period. Except for certain intercompany balances that have been designated as short-term in nature, the effects of these translation adjustments are reported in a separate component of stockholders’ equity titled accumulated other comprehensive income. The effects of the translation adjustments for those intercompany balances that have been designated as short-term in nature are included in general and administrative expenses and were not significant for the years ended December 31, 2006 and 2005. Prior to 2005, all intercompany balances were considered long-term in nature.

Transaction gains and losses related to transactions with third-parties denominated in other than the functional currency were not significant for the years ended December 31, 2006, 2005 and 2004.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited in the local currency with a limited number of financial institutions in the United States and Europe. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits and certain balances in Europe may not be insured. Marketable securities are held in local currency with two major financial institutions and, with the exception of the Company’s investments in certain municipal obligations, are generally not insured.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits. At December 31, 2006 and 2005, no customer comprised more than 10% of accounts receivable. For the years ended December 31, 2006, 2005 and 2004, no customer comprised more than 10% of total revenue.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable, and accrued expenses, are carried at historical cost basis. At December 31, 2006 and 2005, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company’s marketable securities are carried at fair market value as discussed in note 2.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Applicable interest is included as a component of income tax expense and income taxes payable.

Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per common share is computed using the weighted-average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, determined using the treasury stock method. The Company determines potential windfall tax benefits and shortfalls on stock options on an “as if” basis for purposes of calculating assumed stock option proceeds under the treasury stock method when determining the denominator for diluted net income per common share.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income, relate to foreign currency translation adjustments and unrealized gains/losses on marketable securities for the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, the accumulated balance of the foreign currency translation adjustment and net unrealized losses on marketable securities were $5.7 million and $443,000, respectively. The Company has recorded a full valuation allowance against the related deferred tax asset associated with the unrealized losses on marketable securities due to the uncertainty as to whether such losses and related deferred tax asset will be realized.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation.

Business Segments

The Company uses the “management approach” defined in SFAS No. 131 “Disclosures About Segments at an Enterprise and Related Information” (“SFAS 131”) to identify its operating segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. As discussed in note 16, the Company revised the presentation of its segment reporting in 2006. All segment information presented for prior periods has been updated to conform to the current presentation.

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

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying the Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year financial statement misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify financial statement misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements of SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3”, for the correction of an error in financial statements. Further, SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality”, with regard to evaluating the materiality of financial statement misstatements. The Company adopted SAB 108 for the fiscal year ended December 31, 2006 and such adoption had no impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the recognition, measurement, derecognition, classification, and disclosures related to uncertain tax positions and interest and penalties related to uncertain tax positions. Specifically, FIN 48 establishes a “more-likely-than-not” criteria for evaluating uncertain tax position recognition for financial statement purposes, based upon the technical merits of the position. FIN 48 is effective for the Company as of January 1, 2007. As more fully described in note 8, as of December 31, 2006 we have not recorded a benefit related to certain net operating loss carryforwards. The amount that we ultimately realize from these net operating loss carryforwards is subject to an uncertain tax position that depends on the outcome of examination by tax authorities. Considering all information currently available to the Company related to factors relevant to the measurement of this uncertain tax position, the Company currently expects to recognize a benefit related to these net operating loss carryforwards upon adoption of FIN 48. The impact of such benefit will be recorded as a change in accounting principle, primarily through an adjustment to retained earnings, as of January 1, 2007. However, the Company’s assessment of the impact of adopting FIN 48 is not yet complete. Accordingly, the ultimate amount of the expected benefit, and the classification of such benefit within the Company’s consolidated balance sheet at January 1, 2007, has not yet been determined.

2. Marketable Securities

Marketable securities consisted of the following as of December 31, 2006 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$120,991	$—	$(107)	$120,884
U.S. agencies obligations	68,597	—	(319)	68,278
Corporate obligations	15,680	3	(20)	15,663
Total marketable securities	$205,268	$3	$(446)	$204,825

Marketable securities consisted of the following as of December 31, 2005 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$29,473	$—	$(20)	$29,453
U.S. agencies obligations	100,432	—	(751)	99,681
Corporate obligations	65,199	—	(425)	64,774
Total marketable securities	$195,104	$—	$(1,196)	$193,908

Auction rate securities (included in municipal obligations and totaling $55.1 million as of December 31, 2006 and $24.2 million as of December 31, 2005) are securities that are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par value. These securities are classified in the table below based on their legal stated maturity date.

The following table summarizes the amortized cost and estimated fair value of marketable securities classified by the remaining maturity of the security as of December 31, 2006 (in thousands):

	Cost	Estimated Fair Value
Due within one year	$102,159	$101,889
Due after one year through two years	47,970	47,797
Due after two years	55,139	55,139
Total	$205,268	$204,825

Realized gains and losses from sales of marketable securities are included in interest income, net, in the consolidated statements of operations and were not significant for the years ended December 31, 2006, 2005 and 2004. The Company recognizes realized gains and losses upon sale of marketable securities using the specific identification method.

Market values were determined for each individual security in the investment portfolio. The unrealized losses related to these investments are attributed to changes in interest rates and are considered to be temporary in nature. The following table summarizes, for all investments in an unrealized loss position, the fair value and gross unrealized losses of investments aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal obligations	$115,722	$(99)	$5,162	$(8)	$120,884	$(107)
U.S. agencies obligations	27,796	(139)	40,482	(180)	68,278	(319)
Corporate obligations	—	—	13,648	(20)	13,648	(20)
Total	$143,518	$(238)	$59,292	$(208)	$202,810	$(446)

The following table summarizes, for all investments in an unrealized loss position, the fair value and gross unrealized losses of investments aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal obligations	$29,453	$(20)	$—	$—	$29,453	$(20)
U.S. agencies obligations	57,034	(422)	42,647	(329)	99,681	(751)
Corporate obligations	28,904	(241)	35,870	(184)	64,774	(425)
Total	$115,391	$(683)	$78,517	$(513)	$193,908	$(1,196)

3. Recent Business Combinations and Investments

Purchases

Shopping.net.   On December 1, 2006, the Company completed the acquisition of all of the outstanding capital stock of Shopping.net for an aggregate purchase price of $13.9 million, consisting of cash consideration of $13.6 million and transaction costs of the acquisition of $253,000. Of the total cash consideration, $10.9 million was paid on the closing date and the remaining $2.7 million was accrued and will be paid within 24 months of the closing date of the acquisition, subject to any working capital adjustments identified by the Company subsequent to the closing date. Shopping.net, located in the United Kingdom, provides the Company with additional opportunities to monetize online traffic and expand its overall comparison shopping presence in Europe. This factor contributed to a purchase price in excess of the fair value of Shopping.net’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of Shopping.net’s operations are included in the Company’s consolidated financial statements beginning on December 1, 2006.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets is considered final and was as follows (in thousands):

Cash acquired		$117
Other tangible assets acquired		822
	Useful life
Amortizable intangible assets:
Advertiser relationships	0.5 - 1	700
Domain names	4	9,071
Developed websites	4	680
Covenants not to compete	3	30
Goodwill		6,200
Total assets acquired		17,620
Liabilities assumed		(3,689)
Total		$13,931

Fastclick.   On September 27, 2005, the Company acquired 97% of the outstanding shares of Fastclick common stock upon the closing of its tender offer for all shares of Fastclick common stock. On September 29, 2005, the Company acquired the remaining 3% of outstanding shares of Fastclick common stock, at which time Fastclick became a wholly-owned subsidiary of the Company. Fastclick provides online advertising services and technologies, and had developed an advertising network of more than 9,000 third-party publisher websites. Combined with ValueClick’s then-existing market position in online marketing services, the addition of Fastclick to the Company’s suite of products and services positions ValueClick as one of the largest online advertising network providers. This factor contributed to a purchase price in excess of the fair value of Fastclick’s net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets is considered final and was as follows (in thousands):

Cash acquired		$80,577
Other tangible assets acquired		14,862
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	7	28,800
Trademark, trade name and domain name	0.5	400
Developed technology	3	1,300
Covenants not to compete	1-3	4,600
Goodwill		112,892
Total assets acquired		243,431
Liabilities assumed		(27,763)
Total		$215,668

Webclients.   On June 24, 2005, the Company completed the acquisition of Webclients, a leading provider of online lead generation marketing services. Webclients’ business activities complement the Company’s other media businesses as well as its affiliate marketing businesses, and can be leveraged across the Company’s advertiser customer base. These factors contributed to a purchase price in excess of the fair value of Webclients’ net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets is considered final and was as follows (in thousands):

Cash acquired		$953
Other tangible assets acquired		19,425
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	7	30,800
Trademark, trade name and domain name	10	10,500
Developed technology	3	1,500
Covenants not to compete	3	5,200
Goodwill		100,728
Total assets acquired		169,106
Liabilities assumed		(26,558)
Total		$142,548

E-Babylon.   On June 13, 2005, the Company completed the acquisition of E-Babylon, a leading online marketer of ink jet cartridges and toner. E-Babylon expanded the Company’s e-commerce channel and provided an infrastructure with the capability to support all of the Company’s e-commerce initiatives. These factors contributed to a purchase price in excess of the fair value of E-Babylon’s net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets is considered final and was as follows (in thousands):

Cash acquired		$631
Other tangible assets acquired		4,575
	Useful life
Amortizable intangible assets:
Customer relationships	2	3,800
Trademark, trade name and domain name	5	1,600
Developed technology	3	130
Covenants not to compete	5	240
Goodwill		8,111
Total assets acquired		19,087
Liabilities assumed		(4,299)
Total		$14,788

Pricerunner.   On August 6, 2004, the Company completed the acquisition of Pricerunner, a leading provider of online comparison shopping services in Europe. With the addition of Pricerunner, the Company was able to expand its suite of performance-based online marketing solutions into the area of comparison shopping. Together with the Company’s other services, the acquisition increased the Company’s competitive position in Europe. These factors contributed to a purchase price in excess of the fair value of Pricerunner’s net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction. In the second quarter of 2005, the Company launched Pricerunner in the United States, offering consumers a broad range of products from offline and online retailers throughout the country.

The results of Pricerunner’s operations are included in the Company’s consolidated financial statements from the beginning of the accounting period nearest to the date of acquisition, August 1, 2004. The results of operations of Pricerunner for the period from August 1, 2004 through August 5, 2004 are not significant. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of $30.1 million, consisting of cash of $26.9 million, 263,000 shares of ValueClick common stock valued at $2.0 million (based on the average ValueClick common stock price at the public announcement date and several trading days before and after that date), and transaction costs of the acquisition of $1.2 million. Identifiable intangible assets and goodwill of $13.7 million and $14.7 million, respectively, were recorded related to this acquisition.

The historical operating results of acquired entities prior to the respective acquisition dates have not been included in the Company’s historical operating results. Pro-forma data (unaudited) for the years ended December 31, 2006 and 2005 as if the acquisitions of Shopping.net, Fastclick, Webclients, and E-Babylon had been effective as of the beginning of 2005 is as follows (in thousands, except per share data):

	2006	2005
	(pro-forma)	(pro-forma)
Revenue	$549,330	$409,776
Net income	$61,932	$38,239
Basic net income per common share	$0.62	$0.38
Diluted net income per common share	$0.61	$0.37

These pro-forma results of operations are not necessarily indicative of future operating results.

4. Sale of ValueClick Japan

On March 26, 2004, the Company completed the sale of its approximate 59% equity interest in ValueClick Japan, Inc. to livedoor Co., Ltd., a Japanese Internet and technology product and services company. The Company received net cash proceeds of $2.4 million. In addition, the Company has continued to provide services to this entity, including licensing of technology and technical support under a cancelable support agreement, for specified fees. This transaction resulted in a gain on sale of $8.0 million. The sale did not qualify as a discontinued operation given the significance of the Company’s technology support agreement on this entity’s continuing operations. The operating results of ValueClick Japan are included in the Company’s operating results through March 31, 2004. The results of operations of ValueClick Japan for the period from March 26, 2004 through March 31, 2004 were not significant.

5. Goodwill and Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill, but rather tests goodwill for impairment annually as of December 31 at the reporting unit level using a fair value approach. No goodwill impairment was recorded as a result of the Company’s annual impairment test for the years ended December 31, 2006, 2005 and 2004. The Company determined its reporting units based on the guidance in SFAS No. 142 and EITF Issue D-101. As of December 31, 2006, the Company’s reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping, and Technology operating segments. As required by SFAS No. 142, the Company assigned goodwill to its reporting units. Below is assigned goodwill by reporting unit (in thousands):

	As of December 31,
	2006	2005
Reporting Units
Media	$231,925	$234,425
Affiliate Marketing	30,408	30,247
Comparison Shopping	15,737	8,543
Technology	—	—
Total goodwill	$278,070	$273,215

For the year ended December 31, 2006, the decrease in goodwill for Media of $2.5 million was due to adjustments identified upon completion of the pre-acquisition tax returns for acquired entities, as well as tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Webclients and Fastclick. The increase in goodwill for Affiliate Marketing of $161,000 was due to the impact of currency exchange rate fluctuations offset by tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Commission Junction. The increase in goodwill for Comparison Shopping of $7.2 million was due to the acquisition of Shopping.net and the impact of currency exchange rate fluctuations. As of December 31, 2006 and 2005, $51.2 million and $55.3 million, respectively, of goodwill is tax deductible.

The Company’s acquired intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted- Average Useful Life
Customer, affiliate and advertiser relationships	7
Trademarks, trade names and domain names	9
Developed technologies and websites	3
Covenants not to compete	3
Total	6

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets were as follows at December 31, 2006 and 2005 (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
December 31, 2006:
Customer, affiliate and advertiser relationships	$86,027	$(25,553)	$60,474
Trademarks, trade names and domain names	27,862	(3,896)	23,966
Developed technologies and websites	6,890	(4,432)	2,458
Covenants not to compete	10,547	(6,062)	4,485
Total intangible assets	$131,326	$(39,943)	$91,383
December 31, 2005:
Customer, affiliate and advertiser relationships	$84,421	$(11,218)	$73,203
Trademarks, trade names and domain names	18,184	(1,592)	16,592
Developed technologies and websites	6,150	(2,943)	3,207
Covenants not to compete	10,494	(1,998)	8,496
Total intangible assets	$119,249	$(17,751)	$101,498

In 2006, $10.5 million was added to the intangible asset balances related to the acquisition of Shopping.net. In 2005, $35.1 million, $48.0 million and $5.8 million were added to the intangible asset balances, respectively, related to the purchases of Fastclick, Webclients and E-Babylon. Amortization expense related to intangible assets was $21.8 million, $12.2 million and $4.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated intangible asset amortization expense for the next five years ending December 31 and thereafter is as follows (in thousands):

2007	$21,087
2008	$17,976
2009	$15,109
2010	$14,566
2011	$10,677
Thereafter	$11,968

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2006	2005
Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	41,274	33,599
Furniture and equipment	4,485	3,936
Vehicles	74	74
Leasehold improvements	2,766	2,440
	51,399	42,849
Less: accumulated depreciation and amortization	(32,404)	(24,593)
	$18,995	$18,256

Total depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2006, 2005 and 2004 was $9.3 million, $7.1 million and $6.2 million, respectively.

7. Accounts Payable, Accrued Expenses and Short-Term Debt

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2006	2005
Accounts payable, including amounts due to publishers	$50,955	$33,457
Advertiser deposits	9,924	5,823
Accrued salaries and benefits	7,237	7,001
Other accrued expenses	15,650	18,018
	$83,766	$64,299

In June 2005, in connection with the closing of the acquisition of Webclients as discussed in note 3, the Company entered into a Master Repurchase Agreement (“Repurchase Agreement”) with a financial institution under which the Company borrowed $91.7 million and pledged securities with an estimated fair value of $94.2 million as collateral. Under the terms of the Repurchase Agreement, the Company was required to pay interest at the Federal Funds rate plus 30 basis points. For the year ended December 31, 2005, the Company incurred interest expense of $794,000 (at an average annual rate of 3.73%) which is included in interest income, net on the consolidated statements of operations. The Company repaid all outstanding principal and interest due under the Repurchase Agreement as of September 30, 2005.

8. Income Taxes

The components of income before income taxes and minority interest are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$104,332	$63,909	$43,968
Foreign	5,797	5,545	3,277
Income before income taxes and minority interest	$110,129	$69,454	$47,245

Income tax expense is comprised of the following provision (benefit) components (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$38,442	$22,805	$17,954
State	12,526	6,207	4,886
Foreign	2,273	1,819	(73)
	53,241	30,831	22,767
Deferred:
Federal	(4,474)	(1,182)	(5,815)
State	(473)	(293)	(1,289)
Foreign	(739)	(546)	490
	(5,686)	(2,021)	(6,614)
Income tax expense	$47,555	$28,810	$16,153

The income tax benefit of employee stock options exercised during 2006, 2005 and 2004 in the amount of $17.0 million, $8.5 million and $11.5 million, respectively, was recorded in additional paid-in capital and did not, therefore, result in a benefit in the consolidated statements of operations. During 2004, $13.3 million of a valuation allowance previously recorded against deferred tax assets relating to net operating loss carryforwards of certain acquired entities was reversed and recorded as a decrease to goodwill based upon management’s conclusion that it was more likely than not that these net operating loss carryforwards would be realized before their expiration. The Company recorded a decrease to goodwill of $2.7 million related to tax benefits from exercises in 2006 of nonqualified employee stock options that were assumed and fully vested at the time of acquisition.

The components of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$13,193	$15,035
Depreciation and amortization	10,825	11,112
Other	6,466	5,683
Gross deferred tax assets	30,484	31,830
Valuation allowance	(1,173)	(1,308)
Net deferred tax assets	29,311	30,522
Deferred tax liabilities:
Acquired intangible assets	36,404	40,103
Other	204	571
Total deferred tax liabilities	36,608	40,674
Net deferred tax assets (liabilities)	$(7,297)	$(10,152)
Current portion of net deferred tax assets (liabilities)	$6,614	$6,619
Long-term portion of net deferred tax assets (liabilities)	(13,911)	(16,771)
Net deferred tax assets (liabilities)	$(7,297)	$(10,152)

In evaluating the need for a valuation allowance at December 31, 2006 and 2005, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2006, based upon both positive and negative evidence, the Company determined it is more likely than not that certain deferred tax assets may not be realizable. As of December 31, 2006 and 2005, the valuation allowance attributable to deferred tax assets was $1.2 million and $1.3 million, respectively, representing an overall decrease of $0.1 million. The decrease in the valuation allowance relates primarily to realization of tax benefits associated with state net operating loss carryforwards.

At December 31, 2006, the Company had net operating loss carryforwards for federal and state purposes of $29.1 million and $16.5 million, respectively. The federal and state net operating loss carryforwards begin/began to expire in 2012 and 2004, respectively. As of December 31, 2006, the Company may have available an additional $127.8 million and $85.8 million of net operating loss carryforwards for federal and state purposes, respectively, the benefit of which has not been reflected in the Company’s consolidated financial statements. The Company believes that it may be able to establish with the tax authorities that it is entitled, under applicable statutes and interpretations thereof, to some or all of the benefit of these net operating losses in future periods. However, this tax position is subject to certain assumptions and interpretations of the relevant legislative and judicial history that may or may not be accepted by the tax authorities. The Company has determined that the future income tax benefits associated with these net operating loss carryforwards are contingent upon the ultimate outcome of an uncertain tax position and has not recorded a benefit related to these net operating loss carryforwards. Under SFAS 109, if the Company’s income tax position with regard to these net operating loss carryforwards were to be upheld under tax examination, the Company would record an income tax benefit in the period that such determination was made. As more fully explained in note 1 under “Recently Issued Accounting Standards”, the Company is currently evaluating a recently-issued interpretation of SFAS 109 relating to uncertain tax positions, which will be effective for the Company on January 1, 2007.

The overall effective income tax rate differs from the statutory federal tax rate as follows:

	Year Ended December 31,
	2006	2005	2004
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	7.1	5.9	4.5
Stock-based compensation	0.7	0.1	0.4
Research and experimentation credit	(0.6)	(0.4)	(1.1)
Effects of foreign income	(0.4)	(0.4)	(0.5)
Adjustment to valuation allowance, net of purchase accounting adjustments	0.1	(0.6)	(1.7)
Other, net	1.3	1.9	(2.4)
	43.2%	41.5%	34.2%

The Company files a consolidated federal income tax return as well as state and foreign tax returns.

As of December 31, 2006, withholding and U.S. income taxes have not been provided on $11.4 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings will be permanently reinvested in foreign operations. The determination of taxes associated with the $11.4 million of unremitted earnings is not practicable.

9. Capitalization

Treasury Stock

In September 2001, the Company’s board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2005, the Company’s board of directors had authorized a total of $95 million for repurchases under the Program and the Company had repurchased a total of 25.7 million shares of its common stock for $75.9 million. As of December 31, 2005, the Company had $19.1 million available under the Program. The amounts authorized by the Company’s board of directors exclude broker commissions.

During the year ended December 31, 2006, the Company’s board of directors authorized two increases to the Program, totaling an additional $150 million, and the Company repurchased an additional 6.9 million shares of its common stock for $103.4 million, including broker commissions. In accordance with APB Opinion No. 6, “Status of Research Bulletins”, the Company allocated the total cost of the repurchased shares for the year ended December 31, 2006 between additional paid-in capital ($41.9 million) and retained earnings ($61.5 million). As of December 31, 2006, up to an additional $65.9 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted.

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

Until the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the Company’s outstanding common stock or (ii) ten business days (or such later date as may be determined by action of the Company’s board of directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the bidder’s beneficial ownership of 15% or more of the Company’s outstanding common stock (the earlier of such dates being called the distribution date), the rights will be evidenced by the Company’s common stock certificates.

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

On May 23, 2002, the Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively the “2002 Stock Plan”). The total number of common shares reserved for issuance under the 2002 Stock Plan is 15,000,000, of which 3,901,711 shares were available for future grant at December 31, 2006.

The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options to, among other parties, employees, officers and directors of the Company. Stock options granted to new employees or officers generally begin vesting on the new employee’s or officer’s first date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro-rata monthly over the remaining three years, and expire five to ten years from the date of grant. Stock options granted to existing employees or officers typically vest on a monthly pro-rata basis over a four-year period and expire five to ten years from the date of grant. Stock options granted to directors generally vest over a two-year period and expire ten years from the date of grant.

Assumed Stock Plans

Pursuant to the Company’s business combinations with Fastclick, Webclients, HiSpeed Media, Commission Junction, Be Free, Mediaplex, Z Media, and ClickAgents, the Company assumed the stock options and related plans as detailed below. No stock options are available for future grants under these plans.

Name of Plan	Number of Options	Exercise Prices Per Share	Maximum Exercise Term	Vesting Periods
Fastclick—2004 Stock Plan and 2000 Stock Plan	1,293,145	$0.26 to $15.14	10 years	Up to 4 years
Webclients—2004 Stock Incentive Plan	349,044	$10.39	10 years	Up to 4 years
HiSpeed Media—2001 Stock Incentive Plan	80,710	$1.99	10 years	Up to 4 years
Commission Junction—2001 Stock Incentive Plan and 1999 Stock Option Plan	1,217,693	$3.45 to $8.62	10 years	Up to 4 years
Be Free—1998 Stock Incentive Plan	4,164,875	$0.23 to $68.59	10 years	Up to 4 years
Mediaplex—1997 Stock Option Plan	2,762,912	$1.22 to $247.99	10 years	Up to 4 years
Z Media—Stock Option Plan	419,366	$0.26 to $7.91	10 years	Up to 4 years
ClickAgents—Stock Option Plan	427,269	$0.07 to $3.95	10 years	Up to 4 years

Plan Activity

The following table summarizes activity under all of the Company’s stock plans for the years ended December 31, 2006, 2005 and 2004:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2003	11,047,426	$6.15
Granted	1,507,689	$9.28
Exercised	(4,119,089)	$2.67
Forfeited/expired	(1,060,289)	$14.07
Options outstanding at December 31, 2004	7,375,737	$7.59
Granted	4,144,436	$13.42
Assumed from Webclients and Fastclick	1,642,189	$4.93
Exercised	(3,015,936)	$4.79
Forfeited/expired	(608,469)	$14.47
Options outstanding at December 31, 2005	9,537,957	$10.11
Granted	1,342,625	$16.99
Exercised	(4,419,809)	$6.87
Forfeited/expired	(996,485)	$14.27
Options outstanding at December 31, 2006	5,464,288	$13.66	6.31	$60,970
Options vested at December 31, 2006 and expected to vest after December 31, 2006	4,989,859	$13.65	6.30	$56,311
Options exercisable at December 31, 2006	1,737,234	$14.01	6.27	$23,221

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $54.5 million, $34.7 million and $29.9 million, respectively. The weighted-average estimated grant date fair value of stock options granted for the years ended December 31, 2006, 2005 and 2004 was $6.93, $7.97 and $3.30, respectively. The weighted-average estimated grant date fair value of $7.97 for the year ended December 31, 2005 includes the weighted-average fair value of stock options assumed in business combinations of $12.42. Excluding stock options assumed in business combinations, the weighted-average estimated grant date fair value of stock options granted for the year ended December 31, 2005 was $6.28.

As of December 31, 2006, there was $25.9 million of total unrecognized stock-based compensation expense related to unvested stock options. The remaining vesting period for such unvested stock options ranges up to 4 years, with a weighted-average remaining vesting period of 2.4 years.

Stock Appreciation Rights Plan

In October 2005, the Company issued 311,000 share-equivalent Stock Appreciation Rights (“SARs”) to certain former employees of Fastclick. The purpose of the SARs was to provide certain individuals with an inducement to remain with the combined organization subsequent to the acquisition date. The SARs vest over either a four- or eight-quarter period beginning October 1, 2005. The intrinsic value of the SARs that vest each quarter will be settled in cash the following quarter. The SARs are classified as liability awards in accordance with SFAS 123(R). As of December 31, 2006, 36,000 SARs remain unvested, with a weighted-average exercise price of $4.12, a remaining contractual term of 0.75 years, and an aggregate intrinsic value of $707,000. No SARs have been issued subsequent to October 2005.

Valuation and Expense Information under SFAS 123(R)

For the year ended December 31, 2006, the Company recognized stock-based compensation expense of $11.9 million, which includes $10.4 million related to stock options and $1.5 million related to SARs. The following table summarizes, by consolidated statement of operations line item for the year ended December 31, 2006, the $10.4 million of stock-based compensation expense related to stock options (excluding the SARs) that was recorded in accordance with the provisions of SFAS 123(R) (in thousands):

Year Ended December 31, 2006
Sales and marketing	$3,689
General and administrative	4,958
Technology	1,763
Stock-based compensation expense related to stock options	10,410
Related income tax benefits	(3,354)
Stock-based compensation expense related to stock options, net of tax benefits	$7,056

The Company has not capitalized as an asset any stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004.

Prior to adopting SFAS 123(R), the Company classified all tax benefits resulting from the exercise of stock options as an operating activity in the consolidated statements of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to instead be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation expense for such stock options. Pursuant to the requirements of SFAS 123(R), $18.6 million of excess tax benefits for the year ended December 31, 2006 has been classified as a financing activity in the consolidated statements of cash flows.

The Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rates	4.7%	4.0%	1.8%
Expected lives (in years)	3.6	3.6	2.2
Dividend yield	0%	0%	0%
Expected volatility	49%	57%	60%

The Company’s computation of expected volatility for the year ended December 31, 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. The Company estimated the expected life of each stock option granted in 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.

Pro-forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees, officers and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on stock-based compensation expense, net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income, as reported	$40,644	$31,222
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	1,271	671
Deduct:
Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,808)	(1,566)
Pro-forma net income	$36,107	$30,327
Net income per common share:
Basic—as reported	$0.46	$0.39
Diluted—as reported	$0.45	$0.37
Basic—pro-forma	$0.41	$0.38
Diluted—pro-forma	$0.40	$0.36

11. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income	$62,574	$40,644	$31,222
Denominator:
Denominator for basic calculation—weighted-average common shares	99,600	87,722	80,063
Weighted-average effect of dilutive securities—stock options	2,121	3,135	3,975
Denominator for diluted calculation	101,721	90,857	84,038
Net income per common share:
Basic	$0.63	$0.46	$0.39
Diluted	$0.62	$0.45	$0.37

The diluted net income per common share computations exclude common stock options which were anti-dilutive as a result of their exercise price being greater than the average market price of the Company’s common stock for the respective years. The number of shares excluded from the diluted net income per common share computation was 2.8 million, 416,000 and 2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12. Defined Contribution Plans

Prior to 2006, the Company had various savings plans (the “Savings Plans”) that qualified as defined contribution plans under Section 401(k) of the Internal Revenue Code. In 2006, the Savings Plans were consolidated into one savings plan (the “Master Savings Plan”), which also qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Master Savings Plan, participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees of the Company are eligible to participate in the Master Savings Plan. The Master Savings Plan does not permit investment of participant contributions in the Company’s common stock. Company matching contributions to the Master Savings Plan is discretionary. Company contributions to the Master Savings Plan amounted to $445,000, $395,000 and $376,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

13. Related Party Transactions

In connection with the Webclients acquisition completed in June 2005, the Company assumed certain lease obligations with a property management partnership owned in part by management of Webclients who remain employees of the Company. For the years ended December 31, 2006 and 2005, the Company recorded $455,000 and $222,000, respectively, in facilities expense associated with this operating lease agreement. As of December 31, 2006 and 2005, the Company had an outstanding amount due to this unaffiliated entity of $1,000 and $8,000, respectively, which is reflected in accounts payable and accrued expenses.

14. Commitments and Contingencies

Leases

Future minimum lease payments as of December 31, 2006 under noncancellable operating leases, and related sublease income, with initial lease terms in excess of one year, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31:	Operating Lease Commitments	Operating Sublease Income
2007	$5,712	$(702)
2008	5,090	(576)
2009	3,816	(283)
2010	2,074	(267)
2011	512	—
Thereafter	112	—
Total minimum lease payments	$17,316	$(1,828)

Operating leases consist primarily of facility leases. Certain of the Company’s operating leases include escalation clauses that periodically adjust rental expense to reflect changes in price indices. The Company records rent expense on a straight-line basis over the lease term.

Total rent expense under operating leases, net of sublease income, was $5.0 million, $3.8 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had the following purchase obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Purchase obligations	$1,416	$1,165	$251	$—	$—

Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

Standby letters of credit are maintained pursuant to certain of the Company’s lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Certificates of deposit of $500,000 and $605,000 maintained by the Company in connection with certain of these standby letters of credit are included in cash and cash equivalents as of December 31, 2006 and 2005, respectively. Commitments under standby letters of credit as of December 31, 2006 are scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$585	—	—	$585	—

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

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

15. Restructuring and Lease Exit Charges

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

During 2005, the Company relocated to new principal corporate facilities and vacated several premises that the Company had been occupying under operating leases with varying remaining lease terms. The Company recorded a lease exit charge of $515,000 equal to the future lease payments it would continue to incur for the remaining lease terms of the vacated premises, less estimated sublease income. The total lease exit charge associated with vacating these leased premises was recorded in restructuring benefit, net in the consolidated statement of operations for the year ended December 31, 2005. The following table reflects activity in the lease exit charge accrual during the years ended December 31, 2006, 2005 and 2004 (in thousands):

Lease Exit Costs
Accrual at December 31, 2003	$1,914
Cash payments	(323)
Restructuring reserve reversal	(1,003)
Accrual at December 31, 2004	588
Costs incurred	515
Restructuring allowance reversals	(588)
Cash payments, net	(483)
Accrual at December 31, 2005	32
Cash payments, net	(32)
Accrual at December 31, 2006	$—

16. Segments and Geographic Information

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and Technology. In the fourth quarter of 2006, the Company changed its internal reporting structure which resulted in changes in the Company’s reportable segments to: a) present segment information on a worldwide product view (whereas prior to the fourth quarter of 2006 all of the Company’s operations in Europe, including Affiliate Marketing, Comparison Shopping and Technology, were recorded in the Media segment); b) present separately the operating results of the Company’s Comparison Shopping segment; and c) include the Company’s Search123 product (which was previously included in the Media segment) with the Affiliate Marketing segment in order to consolidate the Company’s SEM and search syndication product offerings in one segment. In accordance with SFAS 131, all prior period segment information has been revised to conform to the new segment presentation. The following table provides revenue, segment income from operations and total assets for each of the Company’s four business segments. Segment income from operations, as shown below, excludes the effects of: stock-based compensation expense; amortization of intangible assets; restructuring benefit, net; and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses.

	Revenue			Segment Income from Operations			Total Assets
	2006	2005	2004	2006	2005	2004	2006	2005
	(in thousands)
Media	$382,973	$164,835	$64,143	$94,193	$38,310	$9,603	$504,051	$509,694
Affiliate Marketing	112,150	95,791	73,945	57,906	44,961	29,393	217,676	156,189
Comparison Shopping	26,217	17,295	5,695	3,076	2,034	1,643	42,163	34,713
Technology	25,714	27,015	25,462	7,622	9,303	7,542	29,376	20,265
Inter-segment revenue	(1,438)	(929)	(67)	—	—	—	—	—
Total	$545,616	$304,007	$169,178	$162,797	$94,608	$48,181	$793,266	$720,861

A reconciliation of segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Segment Income from Operations
	2006	2005	2004
Segment income from operations	$162,797	$94,608	$48,181
Corporate expenses	(26,932)	(16,103)	(8,824)
Stock-based compensation expense	(11,940)	(2,022)	(739)
Amortization of intangible assets	(21,801)	(12,179)	(4,111)
Restructuring benefit, net	—	73	1,003
Consolidated income from operations	$102,124	$64,377	$35,510

Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments was $3.2 million, $2.8 million, $756,000, and $1.9 million, respectively, for the year ended December 31, 2006; $1.6 million, $2.8 million, $286,000, and $1.8 million, respectively, for the year ended December 31, 2005; and, $660,000, $3.6 million, $58,000, and $1.2 million, respectively, for the year ended December 31, 2004. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $622,000, $640,000 and $675,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s operations are domiciled in the United States with operations in Europe through wholly-owned subsidiaries. Prior to March 26, 2004, the Company had operations in Japan through its majority-owned subsidiary, ValueClick Japan. The Company sold its equity interest of 59% in ValueClick Japan on March 26, 2004 and the operating results of ValueClick Japan are included in the Company’s operating results through March 31, 2004. The results of operations of ValueClick Japan for the period from March 26, 2004 through March 31, 2004 were not significant. Revenue is attributed to individual countries based upon the country in which the Company’s customer is located. Geographic long-lived assets exclude deferred tax assets and other assets as referred to in the Company’s consolidated balance sheets.

The Company’s geographic information was as follows (in thousands):

	Year Ended December 31, 2006
	Revenue	Income from Operations	Long-lived Assets at December 31, 2006
United States	$486,773	$95,980	$342,313
Europe	69,740	6,144	46,135
Inter-regional eliminations	(10,897)	—	—
Total	$545,616	$102,124	$388,448

	Year Ended December 31, 2005
	Revenue	Income from Operations	Long-lived Assets at December 31, 2005
United States	$263,385	$59,463	$365,761
Europe	48,673	4,914	27,208
Inter-regional eliminations	(8,051)	—	—
Total	$304,007	$64,377	$392,969

	Year Ended December 31, 2004
	Revenue	Income (Loss) from Operations	Long-lived Assets at December 31, 2004
United States	$142,370	$32,131	$57,888
Japan	1,806	(525)	—
Europe	31,369	3,904	28,555
Inter-regional eliminations	(6,367)	—	—
Total	$169,178	$35,510	$86,443

SCHEDULE II

VALUECLICK, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Other Adjustments(2)	Deductions	Balance at End of Period
Allowance for doubtful accounts and sales credits (1):
Year ended December 31, 2006	$4,692	$4,818	$—	$(5,386)	$4,124
Year ended December 31, 2005	$2,973	$3,283	$1,031	$(2,595)	$4,692
Year ended December 31, 2004	$2,060	$1,308	$183	$(578)	$2,973

(1)          Items relating to the allowance for doubtful accounts are charged to expense. Items relating to sales credits are charged against revenue.

(2)          Other adjustments represent increases in the allowance for doubtful accounts and sales credits from acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 1st day of March, 2007.

VALUECLICK, INC.
By:	/s/ JAMES R. ZARLEY
James R. Zarley
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES R. ZARLEY	Chairman of the Board of Directors and	March 1, 2007
James R. Zarley	Chief Executive Officer (Principal Executive Officer)
/s/ SCOTT H. RAY	Chief Financial Officer	March 1, 2007
Scott H. Ray	(Principal Financial and Accounting Officer)
/s/ DAVID S. BUZBY	Director	March 1, 2007
David S. Buzby
/s/ MARTIN T. HART	Director	March 1, 2007
Martin T. Hart
/s/ JEFFREY F. RAYPORT	Director	March 1, 2007
Jeffrey F. Rayport
/s/ TOM A. VADNAIS	Director	March 1, 2007
Tom A. Vadnais