Form 10-Q
period 2007-03-31
VALUECLICK INC/CA
filed 2007-05-08
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 3, 2007 was 99,824,883.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,040	$76,769
Marketable securities, at fair value	256,304	204,825
Accounts receivable, net	100,593	107,785
Inventories	4,097	2,626
Prepaid expenses and other current assets	4,722	4,315
Income taxes receivable	154	56
Deferred tax assets	7,777	6,614
Total current assets	451,687	402,990
Property and equipment, net	18,309	18,995
Goodwill	277,674	278,070
Intangible assets, net	85,384	91,383
Deferred tax assets, less current portion	625	457
Other assets	1,611	1,371
TOTAL ASSETS	$835,290	$793,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$87,131	$83,766
Income taxes payable	6,232	2,532
Deferred revenue	1,380	1,116
Total current liabilities	94,743	87,414
Income taxes payable, less current portion	53,720	44,503
Deferred tax liabilities	12,302	14,368
Other non-current liabilities	3,397	3,272
TOTAL LIABILITIES	164,162	149,557

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 99,779,776 and 99,413,324 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	100	99
Additional paid-in capital	642,010	632,884
Accumulated other comprehensive income	4,890	5,232
Retained earnings	24,128	5,494
Total stockholders’ equity	671,128	643,709
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$835,290	$793,266

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three-month Period Ended March 31,
	2007	2006
	(Unaudited)

Revenue	$156,924	$117,287
Cost of revenue	47,047	39,237
Gross profit	109,877	78,050
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,028 and $1,276 for 2007 and 2006, respectively)	48,452	31,374
General and administrative (includes stock-based compensation of $2,084 and $1,366 for 2007 and 2006, respectively)	17,541	16,831
Technology (includes stock-based compensation of $526 and $678 for 2007 and 2006, respectively)	8,927	8,046
Amortization of intangible assets	5,771	5,655
Total operating expenses	80,691	61,906

Income from operations	29,186	16,144
Interest income, net	2,939	1,918
Income before income taxes	32,125	18,062
Income tax expense	13,491	8,273
Net income	$18,634	$9,789

Other comprehensive income:
Foreign currency translation	(495)	465
Change in market value of marketable securities, net of tax	153	33
Comprehensive income	$18,292	$10,287

Basic net income per common share	$0.19	$0.10
Diluted net income per common share	$0.18	$0.09

Weighted-average shares used to calculate net income per common share:
Basic	99,562	102,026
Diluted	101,036	104,788

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2006	—	$—	99,413,324	$99	$632,884	$5,232	$5,494	$643,709

Non-cash, stock-based compensation	—	—	—	—	3,486	—	—	3,486

Exercises of stock options	—	—	366,452	1	3,913	—	—	3,914

Tax benefit from stock option exercises	—	—	—	—	1,727	—	—	1,727

Comprehensive income:

Net income	—	—	—	—	—	—	18,634	18,634

Change in market value of marketable securities, net of tax	—	—	—	—	—	153	—	153

Foreign currency translation	—	—	—	—	—	(495)	—	(495)

Total comprehensive income								18,292

Balance at March 31, 2007	—	$—	99,779,776	$100	$642,010	$4,890	$24,128	$671,128

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three-month Period Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$18,634	$9,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,205	7,904
Provision for doubtful accounts and sales credits	367	748
Non-cash, stock-based compensation	3,486	2,595
Benefit from deferred income taxes	(3,330)	(1,512)
Tax benefit from stock option exercises	1,777	2,937
Excess tax benefit from stock option exercises	(1,728)	(2,937)
Changes in operating assets and liabilities	21,225	(2,058)
Net cash provided by operating activities	48,636	17,466

Cash flows from investing activities:
Purchases of marketable securities	(84,915)	(52,295)
Proceeds from the maturity and sale of marketable securities	33,589	46,864
Purchases of property and equipment	(1,771)	(2,201)
Acquisition of businesses, net of cash acquired	—	(1,000)
Net cash used in investing activities	(53,097)	(8,632)

Cash flows from financing activities:
Proceeds from exercises of stock options	3,914	1,651
Excess tax benefit from stock option exercises	1,728	2,937
Repayment of capital lease obligations	—	(62)
Net cash provided by financing activities	5,642	4,526
Effect of foreign currency translations	90	318
Net increase in cash and cash equivalents	1,271	13,678

Cash and cash equivalents, beginning of period	76,769	46,875
Cash and cash equivalents, end of period	$78,040	$60,553

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

AFFILIATE MARKETING—ValueClick’s Affiliate Marketing segment, through the combination of: a large-scale pay-for-performance model built on the Company’s proprietary technology platforms; marketing expertise; and a large, quality advertising network, enables the Company’s advertiser customers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. Affiliate Marketing segment revenues are driven primarily by a combination of fixed fees and variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with the Company’s affiliate marketing platforms. In addition to the transaction-related revenue streams, the Company also receives monthly service fees from its advertiser customers who elect to utilize the Company’s Program Management service offerings. Search Engine Marketing (“SEM”) revenues are driven primarily by a percentage of the revenue the Company generates for its advertiser customers and the Company’s search syndication revenues are driven primarily on a CPC basis.

COMPARISON SHOPPING—ValueClick’s online comparison shopping service, consisting primarily of the Company’s Pricerunner destination websites, enables consumers to research and compare products from among thousands of online and/or offline merchants using the Company’s proprietary technology. The Company gathers product and merchant data and organizes it into a comprehensive catalog on its destination websites, along with relevant consumer and professional reviews. This Company’s service is free for consumers, and merchants primarily pay the Company on a CPC basis when consumers click through to merchant websites from listings on the Company’s websites. The Company acquired Pricerunner in August 2004 and currently has Pricerunner websites operating in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. In December 2006, the Company acquired Shopping.net, based in the United Kingdom, which provides the Company with additional opportunities to monetize online traffic and expand the Company’s overall comparison shopping presence in Europe.

TECHNOLOGY—ValueClick’s Technology segment operates through its wholly-owned subsidiaries Mediaplex and Mediaplex Systems, which were acquired in October 2001.

Mediaplex is an application services provider (“ASP”) offering technology infrastructure tools and services which enable advertisers and advertising agencies to implement and manage their own online display advertising and email marketing campaigns, and assist online publishers with management of their website inventory. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser’s enterprise data system and to provide ongoing campaign optimization. Revenues are primarily derived from software access and use charges. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

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

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As required by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick, Inc.’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to: i) sales returns reserves; ii) the allowance for doubtful accounts and sales credits; iii) the assessment of other-than-temporary impairments related to the Company’s marketable securities; iv) the valuation of stock options granted by the Company; v) the value assigned to and estimated useful lives of goodwill and intangible assets acquired in business combinations; vi) the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets; and vii) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions.

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. SFAS 159 is effective for the Company on January 1, 2008. The Company is in the process of evaluating the impact of SFAS 159 on its consolidated financial position and results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the recognition, measurement, derecognition, classification, and disclosures related to uncertain tax positions and interest and penalties related to uncertain tax positions. Specifically, FIN 48 establishes a “more-likely-than-not” criterion for evaluating uncertain tax positions for financial statement purposes, based upon the technical merits of the position. The Company adopted FIN 48 as of January 1, 2007. Other than certain immaterial reclassifications within the Company’s consolidated balance sheet, the adoption of

FIN 48 did not impact the Company’s consolidated financial position or results of operations. Refer to note 10 for further information regarding the Company’s uncertain tax positions.

3.             STOCK-BASED COMPENSATION

In the three-month periods ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense of $3.6 million and $3.3 million, respectively, which includes $3.5 million and $2.6 million, respectively, related to stock options, and $152,000 and $725,000, respectively, related to Stock Appreciation Rights (“SARs”). The following table summarizes, by statement of operations line item, the $3.6 million and $3.3 million, respectively, of stock-based compensation expense and the related income tax benefits recognized in the three-month periods ended March 31, 2007 and 2006 (in thousands):

	Three-month Period Ended March 31, 2007	Three-month Period Ended March 31, 2006

Sales and marketing	$1,028	$1,276
General and administrative	2,084	1,366
Technology	526	678
Stock-based compensation expense	3,638	3,320
Related income tax benefits	(1,416)	(893)
Stock-based compensation expense, net of tax benefits	$2,222	$2,427

For stock options granted during the three-month periods ended March 31, 2007 and 2006, the Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-month Period Ended March 31,
	2007	2006

Risk-free interest rates	4.7%	4.6%
Expected lives (in years)	3.6	3.6
Dividend yield	0%	0%
Expected volatility	45%	50%

The following table summarizes activity under all of the Company’s stock plans for the three-month period ended March 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding at December 31, 2006	5,464,288	$13.66
Granted	4,447,500	$27.46
Exercised	(366,452)	$10.68
Forfeited/expired	(527,584)	$13.17
Options outstanding at March 31, 2007	9,017,752	$20.62	5.76	$61,720
Options vested at March 31, 2007 and expected to vest after March 31, 2007	8,709,790	$20.58	5.76	$60,156
Options exercisable at March 31, 2007	1,864,054	$15.05	6.19	$26,941

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2007 and 2006 was $6.0 million and $7.9 million, respectively. The weighted-average grant date fair value of stock options granted in the three-month periods ended March 31, 2007 and 2006 was $10.48 and $7.09, respectively. As of March 31, 2007, there was $61.3 million of total unrecognized compensation expense related to unvested stock options. The remaining vesting period for such unvested stock options ranges up to 4 years, with a weighted-average remaining vesting period of 3.2 years.

4.             RECENT BUSINESS COMBINATIONS

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

Pro-forma Results of Operations. The historical operating results of Shopping.net have not been included in the Company’s historical consolidated operating results prior to its acquisition date. Pro-forma results of operations data for the three-month period ended March 31, 2006, as if this acquisition had been effective as of January 1, 2006, are as follows (in thousands, except per share data):

	Three-month Period Ended March 31, 2007	Three-month Period Ended March 31, 2006
	(actual as reported)	(pro-forma)
Revenue	$156,924	$118,007
Net income	$18,634	$9,521
Basic net income per common share	$0.19	$0.09
Diluted net income per common share	$0.18	$0.09

These pro-forma results of operations are not necessarily indicative of future operating results.

5.             GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the three-month period ended March 31, 2007 were as follows (in thousands):

	Balance at December 31, 2006	Adjustments	Balance at March 31, 2007
Reporting Units
Media	$231,925	$(90)	$231,835
Affiliate Marketing	30,408	(108)	30,300
Comparison Shopping	15,737	(198)	15,539
Technology	—	—	—
Total	$278,070	$(396)	$277,674

For the three-month period ended March 31, 2007, the decrease in goodwill of $90,000 for Media and $108,000 for Affiliate Marketing was due to the impact of currency exchange rate fluctuations and tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Fastclick and Commission Junction, respectively. The decrease in goodwill for Comparison Shopping was due to the impact of currency exchange rate fluctuations.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Carrying Amount
March 31, 2007:
Customer, affiliate and advertiser relationships	$85,836	$(29,216)	$56,620
Trademarks, trade names and domain names	27,753	(4,917)	22,836
Developed technologies and websites	6,877	(4,745)	2,132
Covenants not to compete	10,542	(6,746)	3,796
Total intangible assets	$131,008	$(45,624)	$85,384

December 31, 2006:
Customer, affiliate and advertiser relationships	$86,027	$(25,553)	$60,474
Trademarks, trade names and domain names	27,862	(3,896)	23,966
Developed technologies and websites	6,890	(4,432)	2,458
Covenants not to compete	10,547	(6,062)	4,485
Total intangible assets	$131,326	$(39,943)	$91,383

The Company recognized amortization expense on intangible assets of $5.8 million and $5.7 million for the three-month periods ended March 31, 2007 and 2006, respectively. Estimated intangible asset amortization expense for the remainder of 2007, the succeeding five years and thereafter is as follows (in thousands):

Nine months ending December 31, 2007	$15,277
2008	$17,942
2009	$15,076
2010	$14,534
2011	$10,653
2012	$6,724
Thereafter	$5,178

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.0 million and $4.1 million at March 31, 2007 and December 31, 2006, respectively.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	42,745	41,274
Furniture and equipment	4,672	4,485
Leasehold improvements	2,821	2,766
Vehicles	74	74
	53,112	51,399
Less: accumulated depreciation and amortization	(34,803)	(32,404)
Total property and equipment, net	$18,309	$18,995

8.             MARKETABLE SECURITIES

Marketable securities as of March 31, 2007 consisted of municipal, U.S. government agencies and corporate obligations. All of the Company’s investments in marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at March 31, 2007 had an aggregate cost of $256.6 million and an estimated fair value of
$256.3 million. Marketable securities at December 31, 2006 had an aggregate cost of $205.3 million and an estimated fair value of $204.8 million.

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

10.         INCOME TAXES

As described in note 2, the Company adopted FIN 48 as of January 1, 2007. As of that date, the Company had recorded a liability of $48.5 million for unrecognized tax benefits. During the quarter ended March 31, 2007, the Company’s liability for unrecognized tax benefits increased by $5.2 million as a result of income tax positions taken during this period and interest associated with prior years’ positions, as discussed further below, resulting in a total liability for unrecognized tax benefits at March 31, 2007 of $53.7 million. If recognized in future periods, $53.2 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense and $0.5 million would be recorded as a reduction to goodwill. The largest component of the Company’s liability for unrecognized tax benefits is described below.

As of March 31, 2007, the Company had utilized tax benefits for income tax return purposes related to certain net operating loss carryforwards (“NOLs”) that are $47.0 million greater than the tax benefits from these NOLs recognized for financial statement purposes. While the Company believes that the technical merits of its income tax position with respect to these NOLs are supportable, when assessing the possible outcomes of this tax position and individual probabilities of achieving such outcomes, the Company determined that the lower tax benefits from these NOLs recognized for financial statement purposes is appropriate under the measurement guidance provided by FIN 48, and that a liability for unrecognized tax benefits is required for the difference between the Company’s income tax return position and financial statement position. The Company expects that the liability for unrecognized tax benefits related to these NOLs will increase within the twelve-month period following March 31, 2007 as the Company continues to utilize greater amounts of tax benefits from these NOLs for income tax return purposes than it will recognize for financial statement purposes. However, facts and circumstances could arise in the twelve-month period following March 31, 2007 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of the income tax position with the relevant tax authorities. Because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in this liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. During the three-month periods ended March 31, 2007 and 2006, the Company recognized $0.6 million and $0.3 million, respectively, in interest expense related to unrecognized tax benefits. The Company had an interest expense accrual of $2.0 million and $1.4 million at March 31, 2007 and January 1, 2007, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable. The Company does not believe its income tax positions subject the Company to penalties.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2003 through 2006 tax years for federal purposes, the 2002 through 2006 tax years for various state jurisdictions, and the 2000 through 2006 tax years for various international jurisdictions.

11.         STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through March 31, 2007, the Company’s board of directors had authorized a total of $245 million for repurchases under the Program and the Company had repurchased a total of 32.6 million shares of its common stock for approximately $179 million. There were no repurchases under the Program during the three-month period ended March 31, 2007. As of March 31, 2007, up to an additional $65.9 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

12.         NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2007	2006

Net income	$18,634	$9,789

Weighted-average common shares outstanding—basic	99,562	102,026
Dilutive effect of stock options	1,474	2,762
Number of shares used to compute net income per common share—diluted	101,036	104,788

Net income per common share:
Basic	$0.19	$0.10
Diluted	$0.18	$0.09

Stock options to purchase 2,303,000 and 2,039,000 shares of common stock during the three-month periods ended March 31, 2007 and 2006, respectively, were outstanding but excluded from the computation of diluted net income per common share because the exercise price for these stock options was greater than the average market price of the Company’s shares of common stock during the respective periods.

13.         RELATED PARTY TRANSACTIONS

In connection with the Webclients acquisition completed in June 2005, the Company assumed certain lease obligations with a property management partnership owned in part by management of Webclients who remain employees of the Company. For the three-month periods ended March 31, 2007 and 2006, the Company recorded $121,000 and $118,000, respectively, in facilities expense associated with this operating lease agreement. As of March 31, 2007 and December 31, 2006, the Company had an outstanding amount due to this unaffiliated entity of $8,000 and $1,000, respectively, which is reflected in accounts payable and accrued expenses.

14.         SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and Technology. In the fourth quarter of 2006, the Company changed its internal reporting structure which resulted in changes in the Company’s reportable segments to: a) present segment information on a worldwide product view (whereas prior to the fourth quarter of 2006 all of the Company’s operations in Europe, including Affiliate Marketing, Comparison Shopping and Technology, were recorded in the Media segment); b) present separately the operating results of the Company’s Comparison Shopping segment; and c) include the Company’s Search123 product (which was previously included in the Media segment) with the Affiliate Marketing segment in order to consolidate the Company’s SEM and search syndication product offerings in one segment. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been revised to conform to the new segment presentation. The following table provides revenue and segment income (loss) from operations for each of the Company’s four business segments. Segment income (loss) from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation expense, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses.

	Revenue		Segment Income (Loss) from Operations
	Three-month Period Ended March 31,
(in thousands)	2007	2006	2007	2006

Media	$108,422	$79,385	$25,794	$18,595
Affiliate Marketing	32,798	26,862	16,951	13,888
Comparison Shopping	8,617	5,546	543	(120)
Technology	7,470	5,775	2,579	1,368
Inter-segment revenue	(383)	(281)	—	—
Total	$156,924	$117,287	$45,867	$33,731

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended March 31,
	2007	2006

Segment income from operations	$45,867	$33,731
Corporate expenses	(7,272)	(8,612)
Stock-based compensation	(3,638)	(3,320)
Amortization of intangible assets	(5,771)	(5,655)
Consolidated income from operations	$29,186	$16,144

Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments was $853,000, $645,000, $280,000, and $463,000, respectively, for the three-month period ended March 31, 2007; and $801,000, $703,000, $115,000, and $504,000, respectively, for the three-month period ended March 31, 2006. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $193,000 and $126,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

The Company’s operations are domiciled in the United States with operations in Europe through wholly-owned subsidiaries. Revenue is attributed to individual countries based upon the country in which the Company’s customer is located.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended March 31,
	2007	2006

United States	$138,580	$105,306
Europe	22,127	14,733
Inter-regional eliminations	(3,783)	(2,752)
Total	$156,924	$117,287

	Income from Operations
	Three-month Period Ended March 31,
	2007	2006

United States	$28,686	$15,902
Europe	500	242
Total	$29,186	$16,144

For the three-month periods ended March 31, 2007 and 2006, no customer comprised more than 10% of total revenue. At March 31, 2007 and December 31, 2006, no customer comprised more than 10% of accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or “the Company” or in the first person, “we”, “us” and “our”) is one of the world’s largest and most comprehensive online marketing services companies. We sell targeted and measurable online advertising campaigns and programs for advertisers and advertising agency customers, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

Our customers are primarily direct marketers, brand advertisers and the advertising agencies that service these groups. The proposition we offer our customers includes: one of the industry’s broadest online marketing services portfolios, including performance-based campaigns and programs where marketers only pay for advertising when it generates a customer lead or product sale; our ability to target campaigns to reach the online consumers our customers are most interested in; and, the scale at which we can deliver results for online advertising campaigns. Additionally, our networks of online publishers provide advertisers with a cost-effective and complementary source of online consumers relative to online portals and other large website publishers. Through this approach we have become an industry leader in generating qualified customer leads and online sales for advertisers.

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

Our publisher partners enjoy efficient and effective monetization of their online advertising inventory through representation by our direct sales teams in major U.S. and European media markets, participation in large-scale advertiser and advertising agency campaigns they may not have access to on their own, enhanced monetization through our proprietary campaign optimization technology, and settlement services to facilitate payments to publishers for the online inventory utilized by the advertisers. As we do not primarily own and operate websites that compete directly with our publisher partners for online consumers, we act as a trusted partner in helping publishers monetize their online audience and advertising inventory.

We believe that the effectiveness of our online marketing services is dependent upon the quality of our networks and our publisher partner relationships. As such, we have established stringent quality standards that include publisher rejection from our networks due to inappropriate content, illegal activity and fraudulent clicking activity, among other criteria. We enforce these quality standards using a combination of manual and automated auditing processes that continually monitor and review both website content and adherence to advertiser campaign specifications.

We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include Media, Affiliate Marketing, Comparison Shopping, and Technology, which are described in more detail below.

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as HiSpeed Media, completed in December 2003, Webclients and E-Babylon, both completed in June 2005, and Fastclick, completed in September 2005. Our strategic expansion and subsequent integration within the Media segment has increased our presence in online marketing with powerful offerings to advertiser and advertising agency customers in the following product categories: display advertising, lead generation marketing, and email marketing. Our Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”). We also sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites.

AFFILIATE MARKETING

Through the combination of: a large-scale pay-for-performance model built on our proprietary technology platforms; marketing expertise; and a large, quality advertising network, our Affiliate Marketing business enables an advertiser to develop its own fully-commissioned online sales force comprised of third-party affiliate publishers. We believe we are the largest provider of affiliate marketing services. Our Affiliate Marketing services, including search engine marketing (“SEM”) and search syndication services, are offered under the Commission Junction and Search123 brand names, respectively.

Affiliate Marketing services revenues are principally driven by a combination of fixed fees and variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms. In addition to the transaction-related revenue streams, we also receive monthly service fees from our advertiser customers who elect to utilize our Program Management service offerings. SEM revenues are driven primarily by a percentage of the revenue we generate for our advertiser customers and our search syndication revenues are driven primarily on a CPC basis.

COMPARISON SHOPPING

Our online comparison shopping service, consisting primarily of our Pricerunner destination websites, enables consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technology. We gather product and merchant data and organize it into a comprehensive catalog on our destination websites, along with relevant consumer and professional reviews. Our service is free for consumers, and merchants primarily pay us on a CPC basis when consumers click through to merchant websites from listings on our websites.

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

Our Mediaplex subsidiary is an application services provider (“ASP”) offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email marketing campaigns, and assist online publishers with management of their website inventory. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser’s enterprise data system and to provide ongoing campaign optimization. Revenues are primarily derived from software access and use charges. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

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

SEGMENT OPERATING RESULTS

In the fourth quarter of 2006, we changed our internal reporting structure which resulted in changes in our reportable segments to: a) present segment information on a worldwide product view (whereas prior to the fourth quarter of 2006 all of our operations in Europe, including Affiliate Marketing, Comparison Shopping and Technology, were recorded in the Media segment); b) present separately the operating results of our Comparison Shopping segment; and c) include our Search123 product (which was previously included in the Media segment) with the Affiliate Marketing segment in order to consolidate our SEM and search syndication product offerings in one segment. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), all prior period segment information has been revised to conform to the new segment presentation.

The following table provides revenue, cost of revenue, gross profit, operating expenses, and income from operations information for each of our four business segments. Segment income (loss) from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation expense, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses. A reconciliation of total segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	Three-month Period Ended March 31,
	2007	2006
	(in thousands)
Media
Revenue	$108,422	$79,385
Cost of revenue	38,532	33,736
Gross profit	69,890	45,649
Operating expenses	44,096	27,054
Segment income from operations	$25,794	$18,595

Affiliate Marketing
Revenue	$32,798	$26,862
Cost of revenue	5,958	4,111
Gross profit	26,840	22,751
Operating expenses	9,889	8,863
Segment income from operations	$16,951	$13,888

Comparison Shopping
Revenue	$8,617	$5,546
Cost of revenue	1,349	293
Gross profit	7,268	5,253
Operating expenses	6,725	5,373
Segment income (loss) from operations	$543	$(120)

Technology
Revenue	$7,470	$5,775
Cost of revenue	1,452	1,325
Gross profit	6,018	4,450
Operating expenses	3,439	3,082
Segment income from operations	$2,579	$1,368

Total segment income from operations	$45,867	$33,731
Corporate expenses	(7,272)	(8,612)
Stock-based compensation	(3,638)	(3,320)
Amortization of intangible assets	(5,771)	(5,655)
Consolidated income from operations	$29,186	$16,144

Reconciliation of segment revenue:
Media	$108,422	$79,385
Affiliate Marketing	32,798	26,862
Comparison Shopping	8,617	5,546
Technology	7,470	5,775
Inter-segment revenue	(383)	(281)
Consolidated revenue	$156,924	$117,287

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006

Revenue.   Consolidated revenue for the three-month period ended March 31, 2007 was $156.9 million, representing a 33.8% increase over the same period of 2006 of $117.3 million.

Media segment revenue increased to $108.4 million for the three-month period ended March 31, 2007 compared to $79.4 million for the same period in 2006. The increase of $29.0 million, or 36.6%, in Media segment revenue was attributable to growth in our U.S. and European media operations, resulting from synergies experienced throughout 2006 due to integration of our 2005 acquisitions of Webclients and Fastclick, and continued growth in the overall online advertising industry.

Affiliate Marketing segment revenue increased to $32.8 million for the three-month period ended March 31, 2007 compared to $26.9 million in the same period in 2006. This increase of $5.9 million, or 22.1%, was primarily due to an increase in our number of customers and an increase in transaction volumes associated with both new and existing customers.

Comparison Shopping segment revenue increased to $8.6 million for the three-month period ended March 31, 2007 compared to $5.5 million in the same period in 2006. The increase of $3.1 million, or 55.4%, was primarily attributable to growth in our European comparison shopping operations and the acquisition of Shopping.net in December 2006. Excluding Shopping.net, the organic revenue growth in our Comparison Shopping segment was 38% for the three-month period ended March 31, 2007 compared to the same period in 2006.

Technology segment revenue was $7.5 million for the three-month period ended March 31, 2007 compared to $5.8 million for the same period in 2006, an increase of $1.7 million, or 29.4%. The increase in revenue was primarily related to higher volumes of ad serving, both domestically and in Europe, during the quarter ended March 31, 2007 as compared to the same period of the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our revenue will continue to grow at historical rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers that are directly related to a revenue-generating event. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Our consolidated cost of revenue was $47.0 million for the three-month period ended March 31, 2007 compared to $39.2 million for the same period in 2006, an increase of $7.8 million, or 19.9%. Our consolidated gross margin increased to 70.0% for the three-month period ended March 31, 2007 compared to 66.5% for the same period in 2006. The increase in consolidated gross margin was primarily a result of the higher gross margin experienced by our Media segment in the three-month period ended March 31, 2007 as compared to the same period in the prior year.

Cost of revenue for the Media segment increased $4.8 million, or 14.2%, to $38.5 million for the three-month period ended March 31, 2007 compared to $33.7 million for the same period in 2006. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin increased to 64.5% for the three-month period ended March 31, 2007 compared to 57.5% for the same period in 2006. The increase in Media segment gross margin resulted from a greater mix of lead generation revenue, which generates a higher gross margin than other components of Media segment revenue. The higher gross margin associated with our lead generation activities is due to certain online advertising costs having been classified as sales and marketing expense and not as cost of revenue.

Cost of revenue for the Affiliate Marketing segment increased $1.8 million, or 44.9%, to $6.0 million for the three-month period ended March 31, 2007 compared to $4.1 million for the three-month period ended March 31, 2006. The increase in cost of revenue was primarily due to the corresponding increase in Affiliate Marketing segment revenue. Our Affiliate Marketing gross margin decreased to 81.8% for the first quarter of 2007 from 84.7% for the same period in 2006. This decrease was primarily associated with an increase in search syndication revenue, which generates a lower gross margin than other revenue components in the Affiliate Marketing segment.

Cost of revenue for the Comparison Shopping segment increased $1.1 million, or 360.4%, to $1.3 million for the three-month period ended March 31, 2007 compared to $293,000 for the three-month period ended March 31, 2007. The increase in cost of revenue was primarily due to the corresponding increase in Comparison Shopping segment revenue. Our Comparison Shopping segment gross margin decreased to 84.3% for the first quarter of 2007 from 94.7% for the same period in 2006 due primarily to the acquisition of Shopping.net and an increase in revenue generated from revenue-share arrangements associated with traffic from publisher partners.

 Technology segment cost of revenue was $1.5 million for the three-month period ended March 31, 2007 compared to $1.3 million for the same period in 2006. Our Technology segment gross margin increased to 80.6% for the three-month period ended March 31, 2007 from 77.1% for the same period in 2006 due to the operating leverage associated with the higher revenue. As the gross margin for our Technology segment is highly dependent upon revenue due to the existing operating leverage, any increase or decrease in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers that are not directly associated with a revenue-generating event. Total sales and marketing expenses for the three-month period ended March 31, 2007 were $48.5 million compared to $31.4 million for the same period in 2006, an increase of $17.1 million, or 54.4%. Sales and marketing expenses increased primarily due to an increase in online advertising costs related to our lead generation activities, the inclusion of sales and marketing expenses of Shopping.net, acquired in December 2006, and an increase in our worldwide sales staff. Our sales and marketing expenses as a percentage of revenue increased to 30.9% for the three-month period ended March 31, 2007 compared to 26.7% for the same period in 2006, primarily driven by the higher online advertising costs as described above.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses increased to $17.5 million, or 11.2% of revenue, for the three-month period ended March 31, 2007 compared to $16.8 million, or 14.4% of revenue, for the same period in 2006, an increase of $710,000, or 4.2%. General and administrative expenses increased primarily due to an increase of $718,000 in stock-based compensation expense.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies.  Technology expenses for the three-month period ended March 31, 2007 were $8.9 million, or 5.7% of revenue, compared to $8.0 million, or 6.9% of revenue, for the same period in 2006, an increase of $881,000, or 10.9%. The increase in technology expenses was due primarily to an increase in our worldwide technology staff and the overall growth in our business.

Segment Income from Operations.   Media segment income from operations for the three-month period ended March 31, 2007 increased 38.7% to $25.8 million, from $18.6 million in the same period of the prior year, and represented 23.8% and 23.4% of Media segment revenue in these respective periods. The increase of $7.2 million in Media segment income from operations was attributable to the higher revenue as described above.

Affiliate Marketing segment income from operations for the three-month period ended March 31, 2007 increased 22.1% to $17.0 million, from $13.9 million in the same period of the prior year, and represented 51.7% of Affiliate Marketing segment revenue in both periods. The increase of $3.1 million in Affiliate Marketing segment income from operations was attributable to the higher revenue as described above.

Comparison Shopping segment income from operations for the three-month period ended March 31, 2007 was $543,000, compared to a segment loss from operations of $120,000 in the same period of the prior year. The improvement of $663,000 in Comparison Shopping segment income from operations was attributable to the higher revenue as described above.

Technology segment income from operations for the three-month period ended March 31, 2007 increased 88.5% to $2.6 million, from $1.4 million in the same period of the prior year, and represented 34.5% and 23.7% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations was attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation expense for the three-month period ended March 31, 2007 was $3.6 million compared to $3.3 million for the three-month period ended March 31, 2006. The increase of $318,000 was due to the impact of stock options granted in the first quarter of 2007, offset by lower expense associated with Stock Appreciation Rights granted in 2005. We currently anticipate stock-based compensation expense of approximately $19 million for the year ending December 31, 2007. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets for the three-month period ended March 31, 2007 was $5.8 million compared to $5.7 million in the first quarter of 2006. The increase was due to the intangible assets purchased in the Shopping.net acquisition. We currently anticipate amortization expense of approximately $21 million for the year ending December 31, 2007.

Interest Income, net.   Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities of $2.9 million for the three-month period ended March 31, 2007 compared to $1.9 million for the same period in 2006. The increase was primarily attributable to the effects of higher average cash and cash equivalents and marketable securities balances in the current year period.

Income Tax Expense.   For the three-month period ended March 31, 2007, we recorded an income tax expense of $13.5 million compared to $8.3 million for the same period in 2006. The decrease in the effective income tax rate for the three-month period ended March 31, 2007 to 42.0% from 45.8% in the same period of the prior year was primarily due to: (a) the favorable impact of higher amounts of tax-free interest income generated in the current year period; and (b) the impact of SFAS 123(R), which negatively impacted the effective income tax rate in the three-month period ended March 31, 2006 but did not have a significant impact on the effective income tax rate for the three-month period ended March 31, 2007 due to the benefit associated with disqualifying dispositions of Incentive Stock Options (“ISOs”) that occurred  in this period. SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. We do not recognize a tax benefit for stock-based compensation expense related to ISOs unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, stock-based compensation expense related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective income tax rate during any given accounting period, depending upon the option exercise patterns of our employees and directors.  We currently anticipate an effective income tax rate for the year ending December 31, 2007 of approximately 42.5%.

Liquidity and Capital Resources

Since our inception and through the first quarter of 2007, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At March 31, 2007, our combined cash, cash equivalents and marketable securities balances totaled $334.3 million.

Net cash provided by operating activities totaled $48.6 million for the three months ended March 31, 2007 compared to $17.5 million in 2006. The increase from 2006 was due primarily to an increase in income from operations of $13.0 million and favorable working capital changes of $23.3 million.

Net cash used in investing activities for the three months ended March 31, 2007 of $53.1 million was the result of net purchases of marketable securities of $51.3 million and $1.8 million of equipment purchases. The net cash used in investing activities for the three months ended March 31, 2006 of $8.6 million was the result of net purchases of marketable securities of $5.4 million, $2.2 million of equipment purchases, and $1.0 million of additional consideration related to our 2003 acquisition of HiSpeed Media.

Net cash provided by financing activities of $5.6 million for the three months ended March 31, 2007 was  attributable to proceeds of $3.9 million received from the exercises of stock options and $1.7 million of excess tax benefits from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2006 of $4.5 million was primarily attributable to proceeds received from the exercises of stock options of $1.7 million and $2.9 million of excess tax benefits from stock option exercises.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of ValueClick common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through March 31, 2007, our board of directors had authorized a total of $245 million for repurchases under the Program and we have repurchased a total of 32.6 million shares of our common stock for approximately $179 million. There were no repurchases under the Program during the three-month period ended March 31, 2007. As of March 31, 2007, up to an additional $65.9 million of our capital may be used to repurchase shares of ValueClick’s outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue repurchases at any time that our management or board of directors determines additional repurchases are not warranted. The amounts authorized by our board of directors exclude broker commissions.

Commitments and Contingencies

As of March 31, 2007, we had no material commitments other than obligations under operating leases for office space, of which some commitments extend through 2012. There were no significant changes to our commitments in the three-month period ended March 31, 2007.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to those related to revenue recognition, allowance for doubtful accounts and sales credits, investments, stock-based compensation, income taxes, goodwill and other intangible assets, and contingencies and litigation. We base our estimates and assumptions on historical experience and on various other estimates and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•      Revenue Recognition Policy. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Accordingly, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. To date, our agreements have not required a guaranteed minimum number of click-throughs or actions.

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

Revenue for our Affiliate Marketing segment is generated primarily from: commission fees earned from transactions, including product sales made by our advertiser customers, occurring on our affiliate marketing networks; fixed monthly fees from program management services; fees earned, primarily on a CPC basis, from search syndication services; commission fees earned for our search engine marketing (“SEM”) services; and, to a lesser extent, implementation fees. Commission fee revenue from transactions on our affiliate marketing networks and from our SEM services are recognized on a net basis in accordance with the provisions of EITF 99-19 as we act as an agent in these transactions and the payments to publishers are the contractual obligation of our advertiser customers. Commission fee revenue is recognized in the period that our advertiser customer generates a sale or other agreed-upon action on the Company’s affiliate marketing networks or as a result of our SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Program management services fees revenue is recognized over the contractual service period, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Search syndication services revenue is recognized on a gross basis in accordance with the provisions of EITF 99-19, due to the fact that we are the primary obligor to our customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue. Search syndication services revenue is recognized in the period that a visitor to a website in our search syndication network completes a qualified search transaction, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Implementation fee revenue is recognized over the estimated customer lives, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

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

During the three-month periods ended March 31, 2007 and 2006, we recorded a provision for sales returns of $2.2 million and $1.9 million, respectively, as a reduction to our revenue. The increase in the provision for sales returns is a result of higher affiliate marketing revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the March 31, 2007 allowance for sales returns of $438,000 and a corresponding reduction in revenue for the three-month period then ended.

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

As of March 31, 2007 and December 31, 2006, we recorded an allowance for doubtful accounts and sales credits of $4.0 million and $4.1 million, respectively. The March 31, 2007 allowance for doubtful accounts and sales credits represents an allowance percentage of 3.8% of our gross accounts receivable balance. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances and/or our sales credits changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the March 31, 2007 allowance for doubtful accounts and sales credits of approximately $1.0 million and a corresponding decrease in our operating income for the three-month period then ended.

•      Investments. We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and, whether the Company has the ability to hold the investment. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to market value at the end of the period in which it is determined that an other-than-temporary decline has occurred.

As of March 31, 2007, we have net unrealized losses of $290,000 on a marketable securities portfolio with a total fair value of $256.3 million. Our marketable securities portfolio consists of municipal, U.S. government agencies and corporate obligations. Management has determined that the unrealized losses as of March 31, 2007 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities. As of March 31, 2007, if the determination was made that the current decline in market value of our marketable securities was other than temporary, the related impairment charge could be as much as $290,000. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of bond issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater that this amount.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Our condensed consolidated financial statements as of and for the three-month periods ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R). Stock-based compensation expense for the three-month periods ended March 31, 2007 and 2006 was $3.6 million and $3.3 million, respectively, which consisted of stock-based compensation expense related to employee and director stock options of $3.5 million and $2.6 million, and stock-based compensation expense related to Stock Appreciation Rights (“SARs”) of $152,000 and $725,000, respectively.

SFAS 123(R) requires us to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We calculated the estimated fair value of our stock options on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-month Period Ended March 31,
	2007	2006

Risk-free interest rates	4.7%	4.6%
Expected lives (in years)	3.6	3.6
Dividend yield	0%	0%
Expected volatility	45%	50%

The Company’s computation of expected volatility for the three-month periods ended March 31, 2007 and 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. The Company estimated the expected life of each stock option grant in 2007 and 2006 as the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Based upon the assumptions listed in the above table, the weighted-average grant date fair value of stock options issued during the three-month periods ended March 31, 2007 and 2006 was $10.48 and $7.09, respectively. The value of the portion of stock options that are ultimately expected to vest is recognized as an expense over the requisite service periods. If our expectations regarding the number of stock options that ultimately vest are incorrect, we may experience unexpected volatility in the stock-based compensation expense ultimately recorded in any given period.

The fair value of stock options, as determined by the Black-Scholes option-pricing model, can vary significantly depending on the assumptions used. For example, a significant increase to either the weighted-average expected lives or expected volatility assumptions will result in a higher stock option fair value. Holding all other assumptions steady, if our estimate of the weighted-average expected lives were to increase by a factor of 10% from 3.6 years to 4.0 years, the weighted-average fair value of stock options issued during the three-month period ended March 31, 2007 would have increased to $11.14, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options of $2.9 million. Further, holding all other assumptions steady, if our estimate of weighted-average expected volatility were to increase by a factor of 10% from 45% to 49%, the weighted-average fair value of stock options issued during the three-month period ended March 31, 2007 would have increased to $11.24, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation expense recorded over the vesting period of the stock options of $3.4 million.

•      Income Taxes. We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. In addition, effective January 1, 2007, we use the recognition and measurement framework for uncertain tax positions provided by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”).  Under SFAS 109 and FIN 48, management must make judgments, assumptions and estimates to determine our provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the provision for income taxes take into account enacted tax laws, our interpretation of tax laws and possible outcomes of audits if and when conducted by tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of tax audits, if and when conducted by tax authorities, could significantly impact the amounts provided for income taxes in our consolidated financial statements.  Refer to the Recently Issued Accounting Standards section below for further information regarding the impact of the adoption of FIN 48 and further details of our unrecognized tax benefits as of March 31, 2007.

•      Goodwill and Other Intangible Assets. As of March 31, 2007, we had goodwill and other intangible assets with net balances of $277.7 million and $85.4 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31 or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of March 31, 2007, our reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping, and Technology operating segments. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. Significant judgments required to estimate the fair value of each reporting unit include, but are not limited to, estimating future revenue growth rates, estimating future operating margins and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could result in goodwill impairment. We completed our annual goodwill impairment test as of December 31, 2006 and determined that no adjustment to the carrying value of goodwill for any of our reporting units was required. Based on our goodwill impairment testing for the year ended December 31, 2006, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of and during the quarter ended March 31, 2007 that would have required us to perform an interim test for impairment of our goodwill.

We amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the intangible assets exceeds the fair market value of the intangible assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment. There was no impairment of our other intangible assets as of March 31, 2007.

•      Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Recently Issued Accounting Standards

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and expands disclosures related to the use of fair value measures in financial statements. SFAS 159 is effective for us on January 1, 2008. We are in the process of evaluating the impact of SFAS 159 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for us on January 1, 2008. We are in the process of evaluating the impact of SFAS 157 on our consolidated financial position and results of operations.

In June 2006, the FASB issued FIN 48. FIN 48 provides guidance on the recognition, measurement, derecognition, classification, and disclosures related to uncertain tax positions and interest and penalties related to uncertain tax positions. Specifically, FIN 48 establishes a “more-likely-than-not” criterion for evaluating uncertain tax positions for financial statement purposes, based upon the technical merits of the position. We adopted FIN 48 as of January 1, 2007. Other than certain immaterial reclassifications within our consolidated balance sheet, the adoption of FIN 48 did not impact our consolidated financial position or results of operations.

As of January 1, 2007, we had recorded a liability of $48.5 million for unrecognized tax benefits. During the quarter ended March 31, 2007, our liability for unrecognized tax benefits increased by $5.2 million as a result of income tax positions taken during this period and interest associated with prior years’ positions, as discussed further below, resulting in a total liability for unrecognized tax benefits at March 31, 2007 of $53.7 million. If recognized in future periods, $53.2 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense and $0.5 million would be recorded as a reduction to goodwill. The largest component of our liability for unrecognized tax benefits is described below.

As of March 31, 2007, we had utilized tax benefits for income tax return purposes related to certain net operating loss carryforwards (“NOLs”) that are $47.0 million greater than the tax benefits from these NOLs recognized for financial statement purposes. While we believe that the technical merits of our income tax position with respect to these NOLs are supportable, when assessing the possible outcomes of this tax position and individual probabilities of achieving such outcomes, we determined that the lower tax benefits from these NOLs recognized for financial statement purposes is appropriate under the measurement guidance provided by FIN 48, and that a liability for unrecognized tax benefits is required for the difference between our income tax return position and our financial statement position. We expect that the liability for unrecognized tax benefit related to these NOLs will increase within the twelve-month period following March 31, 2007 as we continue to utilize greater amounts of tax benefits from these NOLs for income tax return purposes than we will recognize for financial statement purposes. However, facts and circumstances could arise in the twelve-month period following March 31, 2007 that could cause us to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of the income tax position with the relevant tax authorities. Because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, we are not able to estimate the range of potential changes in this liability for unrecognized tax benefits or the timing of such changes.

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. During the three-month periods ended March 31, 2007 and 2006, we recognized $0.6 million and $0.3 million, respectively, in interest expense related to unrecognized tax benefits. We had an interest expense accrual of $2.0 million and $1.4 million at March 31, 2007 and January 1, 2007, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable. We do not believe our income tax positions subject us to penalties.

Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2003 through 2006 tax years for federal purposes, the 2002 through 2006 tax years for various state jurisdictions, and the 2000 through 2006 tax years for various international jurisdictions.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three-month periods ended March 31, 2007 and 2006, respectively.

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

Marketable securities as of March 31, 2007 consisted of high-grade municipal, U.S. government agencies and corporate securities with maturities of less than two years. Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for auction-rate securities to be weighted based on the auction reset date. As of March 31, 2007, our investments in marketable securities had a weighted-average time to maturity of 227 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of March 31, 2007, net unrealized losses in our investments in marketable securities aggregated $290,000.

During the quarter ended March 31 2007, our investments in marketable securities yielded an effective annualized interest rate of 3.99% and an annual taxable equivalent yield of 5.43%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $3.3 million.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros and Swedish Krona. The effect of foreign currency exchange rate fluctuations for the three-month period ended March 31, 2007 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $10.1 million, a reduction of income before income taxes of approximately $1.1 million and a reduction of net assets, excluding intercompany balances, of approximately $7.7 million. Historically, we have not hedged our exposure to currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of March 31, 2007, we had $32.6 million in cash and cash equivalents and $14.7 million in total current liabilities denominated in foreign currencies, including the British Pound, Euro and Swedish Krona.

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

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 69.1% of our revenue for the three-month period ended March 31, 2007 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. One of the primary competitors of our Search123.com subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as MIVA and Google. MIVA and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement. BTG International, Inc. (“BTG”) purports to own two patents related to affiliate marketing. The patents allegedly cover methods and apparatuses for “Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page” (U.S. Patent No. 5,712,979) and for “Tracking the Navigational Path of a User on the World Wide Web” (U.S. Patent No. 5,717,860). BTG has brought suit to enforce its patent rights against, among others, Barnesandnoble.com and Amazon.com. While the Company is currently not subject to any material intellectual property litigation, any future litigation alleging intellectual property infringement by us could be costly, could require us to change our business practices, could potentially hinder or prevent our ability to deliver our products and services, and could divert management’s attention.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies such as Advertising.com, (owned by AOL), Performics (owned by DoubleClick), Direct Response (owned by Digital River), and Linkshare, (owned by Rakuten), and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. Further, both Google and Yahoo have announced plans to pursue the creation of display advertising networks, and Yahoo and eBay have signed a joint marketing arrangement. We also compete with pay-per-click search companies such as Yahoo, Google and MIVA. In addition, we compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com (owned by eBay), Kelkoo (owned by Yahoo), NexTag, Shopzilla (owned by EW Scripps), and Pricegrabber (owned by Experian), and with search engines and portals such as Yahoo, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo, AOL and MSN, have direct sales personnel and substantial proprietary online advertising inventory that provide significant competitive advantages compared to our networks and have a significant impact on pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have.

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

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS, INCLUDING, BUT NOT LIMITED TO, SPYWARE, PRIVACY AND EMAIL MATTERS, COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding spyware (e.g., H.R. 964, the “the Spy Act of 2007”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. In addition, recent articles have discussed an apparent investigation by the Federal Trade Commission into companies engaging in aggressive lead generation practices.  To date, the Company has not been contacted by the FTC with respect to its lead generation business.  Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business.  Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

Our customers are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of March 31, 2007, we have total intangible assets, including goodwill, of $363.1 million. We are required under accounting principles generally accepted in the United States of America to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

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

NEW ACCOUNTING STANDARDS COULD IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND OTHER FINANCIAL MEASURES.

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States of America (GAAP). The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes to GAAP could impact our results of operations, financial condition and other financial measures.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options, or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options may have exercise prices in excess of our then-current stock price. To the extent these circumstances occur, our ability to retain employees may be adversely affected. In addition, beginning January 1, 2006 the Company is required to record stock-based compensation expense related to stock options. This requirement has negatively impacted net income for the three-month periods ended March 31, 2007 and 2006, and will also negatively impact net income for future periods. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

10.17(1)	2007 Executive Incentive Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2007

(1)   Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by ValueClick on February 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ SCOTT H. RAY
Scott H. Ray
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Dated: May 8, 2007