Form 10-Q
period 2007-06-30
VALUECLICK INC/CA
filed 2007-08-08
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 2, 2007 was 100,334,854.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,736	$76,769
Marketable securities, at fair value	283,109	204,825
Accounts receivable, net	95,821	107,785
Inventories	4,236	2,626
Prepaid expenses and other current assets	4,766	4,315
Income taxes receivable	—	56
Deferred tax assets	6,119	6,614
Total current assets	483,787	402,990
Property and equipment, net	17,692	18,995
Goodwill	278,170	278,070
Intangible assets, net	80,331	91,383
Other assets	1,878	1,828
TOTAL ASSETS	$861,858	$793,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$78,605	$83,766
Income taxes payable	9,290	2,532
Deferred tax liabilities	155	—
Deferred revenue	1,358	1,116
Total current liabilities	89,408	87,414
Income taxes payable, less current portion	58,296	44,503
Deferred tax liabilities, less current portion	7,423	14,368
Other non-current liabilities	3,312	3,272
TOTAL LIABILITIES	158,439	149,557

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,280,904 and 99,413,324 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	100	99
Additional paid-in capital	655,294	632,884
Accumulated other comprehensive income	6,269	5,232
Retained earnings	41,756	5,494
Total stockholders’ equity	703,419	643,709
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$861,858	$793,266

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three-month Period Ended June 30,
	2007	2006
	(Unaudited)

Revenue	$148,676	$130,028
Cost of revenue	49,057	42,126
Gross profit	99,619	87,902
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,296 and $1,173 for 2007 and 2006, respectively)	42,194	37,641
General and administrative (includes stock-based compensation of $2,981 and $1,397 for 2007 and 2006, respectively)	17,200	11,377
Technology (includes stock-based compensation of $643 and $626 for 2007 and 2006, respectively)	8,735	8,267
Amortization of intangible assets	5,470	5,450
Total operating expenses	73,599	62,735

Income from operations	26,020	25,167
Interest income, net	3,375	2,005
Income before income taxes	29,395	27,172
Income tax expense	11,767	12,728
Net income	$17,628	$14,444

Other comprehensive income (loss):
Foreign currency translations	1,539	2,381
Change in market value of marketable securities, net of tax	(160)	(48)
Comprehensive income	$19,007	$16,777

Basic net income per common share	$0.18	$0.14
Diluted net income per common share	$0.17	$0.14

Weighted-average shares used to calculate net income per common share:
Basic	100,038	101,265
Diluted	101,623	103,459

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Six-month Period Ended June 30,
	2007	2006
	(Unaudited)

Revenue	$305,600	$247,315
Cost of revenue	96,104	81,363
Gross profit	209,496	165,952
Operating expenses:
Sales and marketing (includes stock-based compensation of $2,324 and $2,449 for 2007 and 2006, respectively)	90,646	69,015
General and administrative (includes stock-based compensation of $5,065 and $2,763 for 2007 and 2006, respectively)	34,741	28,208
Technology (includes stock-based compensation of $1,169 and $1,304 for 2007 and 2006, respectively)	17,662	16,313
Amortization of intangible assets	11,241	11,105
Total operating expenses	154,290	124,641

Income from operations	55,206	41,311
Interest income, net	6,314	3,923
Income before income taxes	61,520	45,234
Income tax expense	25,258	21,001
Net income	$36,262	$24,233

Other comprehensive income (loss):
Foreign currency translations	1,044	2,846
Change in market value of marketable securities, net of tax	(7)	(15)
Comprehensive income	$37,299	$27,064

Basic net income per common share	$0.36	$0.24
Diluted net income per common share	$0.36	$0.23

Weighted-average shares used to calculate net income per common share:
Basic	99,801	101,643
Diluted	101,331	104,120

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2006	—	$—	99,413,324	$99	$632,884	$5,232	$5,494	$643,709

Non-cash, stock-based compensation	—	—	—	—	8,308	—	—	8,308

Exercises of stock options	—	—	867,580	1	10,443	—	—	10,444

Tax benefit from stock option exercises	—	—	—	—	3,659	—	—	3,659

Comprehensive income:

Net income	—	—	—	—	—	—	36,262	36,262

Change in market value of marketable securities, net of tax	—	—	—	—	—	(7)	—	(7)

Foreign currency translations	—	—	—	—	—	1,044	—	1,044

Total comprehensive income								37,299

Balance at June 30, 2007	—	$—	100,280,904	$100	$655,294	$6,269	$41,756	$703,419

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six-month Period Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$36,262	$24,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,018	15,574
Provision for doubtful accounts and sales credits	701	1,401
Non-cash, stock-based compensation	8,308	5,414
Benefit from deferred income taxes	(5,886)	(3,827)
Tax benefit from stock option exercises	3,724	3,326
Excess tax benefit from stock option exercises	(3,887)	(3,296)
Changes in operating assets and liabilities	24,485	(9,294)
Net cash provided by operating activities	79,725	33,531

Cash flows from investing activities:
Purchases of marketable securities	(192,779)	(115,725)
Proceeds from the maturities and sales of marketable securities	114,488	170,449
Purchases of property and equipment	(3,443)	(4,754)
Acquisition of businesses	—	(1,000)
Net cash (used in) provided by investing activities	(81,734)	48,970

Cash flows from financing activities:
Repurchases and retirement of common stock	—	(88,394)
Proceeds from exercises of stock options	10,444	2,809
Excess tax benefit from stock option exercises	3,887	3,296
Repayment of capital lease obligations	—	(117)
Net cash provided by (used in) financing activities	14,331	(82,406)
Effect of foreign currency translations	645	1,428
Net increase in cash and cash equivalents	12,967	1,523

Cash and cash equivalents, beginning of period	76,769	46,875
Cash and cash equivalents, end of period	$89,736	$48,398

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

COMPARISON SHOPPING—ValueClick’s online comparison shopping service, consisting primarily of the Company’s Pricerunner destination websites, enables consumers to research and compare products from among thousands of online and/or offline merchants using the Company’s proprietary technology. The Company gathers product and merchant data and organizes it into a comprehensive catalog on its destination websites, along with relevant consumer and professional reviews. This Company’s service is free for consumers, and merchants primarily pay the Company on a CPC basis when consumers click through to merchant websites from listings on the Company’s websites. The Company acquired Pricerunner in August 2004 and currently has Pricerunner websites operating in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. In December 2006, the Company acquired Shopping.net, based in the United Kingdom, which provides the Company with additional opportunities to monetize online traffic and expand the Company’s overall comparison shopping presence in Europe. As discussed in note 15, the Company completed the acquisition of

MeziMedia, a leading operator of U.S. comparison shopping websites, on July 30, 2007. MeziMedia’s results of operations will be included in the Company’s Comparison Shopping segment beginning on the date of acquisition.

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

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to: i) sales returns reserves; ii) the allowance for doubtful accounts and sales credits; iii) the assessment of other-than-temporary impairments related to the Company’s marketable securities; iv) the valuation of stock options granted by the Company; v) the value assigned to, recoverability and estimated useful lives of, goodwill and intangible assets acquired in business combinations; vi) the Company’s income tax expense, its deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets; and vii) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

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

3.             STOCK-BASED COMPENSATION

In the three-month periods ended June 30, 2007 and 2006, the Company recognized stock-based compensation of $4.9 million and $3.2 million, respectively, which includes $4.8 million and $2.8 million, respectively, related to stock options, and $98,000 and $377,000, respectively, related to Stock Appreciation Rights (“SARs”). In the six-month periods ended June 30, 2007 and 2006, the Company recognized stock-based compensation of $8.6 million and $6.5 million, respectively, which includes $8.3 million and $5.4 million, respectively, related to stock options and $250,000 and $1.1 million, respectively, related to SARs. The following table summarizes, by statement of operations line item for the three- and six-month periods ended June 30, 2007 and 2006, the $4.9 million and $3.2 million, respectively, and $8.6 million and $6.5 million, respectively, of stock-based compensation and the related income tax benefits recognized in the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006

Sales and marketing	$1,296	$1,173	$2,324	$2,449
General and administrative	2,981	1,397	5,065	2,763
Technology	643	626	1,169	1,304
Stock-based compensation	4,920	3,196	8,558	6,516
Related income tax benefits	(2,025)	(895)	(3,441)	(1,788)
Stock-based compensation, net of tax benefits	$2,895	$2,301	$5,117	$4,728

For stock options granted during the three- and six-month periods ended June 30, 2007 and 2006, the Company calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006

Risk-free interest rates	4.6%	4.9%	4.7%	4.7%
Expected lives (in years)	3.6	3.6	3.6	3.6
Dividend yield	0%	0%	0%	0%
Expected volatility	45%	47%	45%	49%

The following table summarizes activity under all of the Company’s stock plans for the six-month period ended June 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding at December 31, 2006	5,464,288	$13.66
Granted	4,477,500	$27.48
Exercised	(867,580)	$12.04
Forfeited/expired	(635,410)	$13.86
Options outstanding at June 30, 2007	8,438,798	$21.14	5.49	$75,967
Options vested at June 30, 2007 and expected to vest after June 30, 2007	8,146,406	$21.11	5.49	$73,827
Options exercisable at June 30, 2007	1,978,234	$16.95	5.84	$30,535

The total intrinsic value of stock options exercised during the three-month periods ended June 30, 2007 and 2006 was $8.4 million and $2.2 million, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2007 and 2006 was $14.4 million and $10.1 million, respectively. The weighted-average estimated grant date fair value of stock options granted in the three-month periods ended June 30, 2007 and 2006 was $11.39 and $6.68, respectively. The weighted-average estimated grant date fair value of stock options granted in the six-month periods ended June 30, 2007 and 2006 was $10.49 and $6.97, respectively. As of June 30, 2007, there was $56.1 million of total unrecognized stock-based compensation related to unvested stock options. The remaining vesting period for such unvested stock options ranges up to 4 years, with a weighted-average remaining vesting period of 3.0 years.

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

Pro-forma Results of Operations. The historical operating results of Shopping.net have not been included in the Company’s historical consolidated operating results prior to its acquisition date. Actual, as reported, results of operations data (unaudited) for the three- and six-month periods ended June 30, 2007, and pro-forma results of operations data (unaudited) for the three- and six-month periods ended June 30, 2006, as if the Shopping.net acquisition had been effective as of January 1, 2006, are as follows (in thousands, except per share data):

	Three-month Period Ended June 30, 2007	Three-month Period Ended June 30, 2006
	(actual as reported)	(pro-forma)
Revenue	$148,676	$131,190
Net income	$17,628	$14,438
Basic net income per common share	$0.18	$0.14
Diluted net income per common share	$0.17	$0.14

	Six-month Period Ended June 30, 2007	Six-month Period Ended June 30, 2006
	(actual as reported)	(pro-forma)
Revenue	$305,600	$249,198
Net income	$36,262	$23,959
Basic net income per common share	$0.36	$0.24
Diluted net income per common share	$0.36	$0.23

These pro-forma results of operations are not necessarily indicative of future operating results.

5.             GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the six-month period ended June 30, 2007 were as follows (in thousands):

	Balance at December 31, 2006	Adjustments	Balance at June 30, 2007
Reporting Units
Media	$231,925	$(56)	$231,869
Affiliate Marketing	30,408	1	30,409
Comparison Shopping	15,737	155	15,892
Technology	—	—	—
Total goodwill	$278,070	$100	$278,170

For the six-month period ended June 30, 2007, the decrease in goodwill of $56,000 for Media and increase of $1,000 for Affiliate Marketing were due to the impact of currency exchange rate fluctuations and tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Fastclick and Commission Junction, respectively. The increase in goodwill for Comparison Shopping was due to the impact of currency exchange rate fluctuations.

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
June 30, 2007:
Customer, affiliate and advertiser relationships	$85,309	$(31,988)	$53,321
Trademarks, trade names and domain names	27,387	(5,311)	22,076
Developed technologies and websites	5,768	(3,940)	1,828
Covenants not to compete	10,294	(7,188)	3,106
Total intangible assets	$128,758	$(48,427)	$80,331

December 31, 2006:
Customer, affiliate and advertiser relationships	$86,027	$(25,553)	$60,474
Trademarks, trade names and domain names	27,862	(3,896)	23,966
Developed technologies and websites	6,890	(4,432)	2,458
Covenants not to compete	10,547	(6,062)	4,485
Total intangible assets	$131,326	$(39,943)	$91,383

The Company recognized amortization expense on intangible assets of $5.5 million for the three-month periods ended June 30, 2007 and 2006. Amortization expense was $11.2 million and $11.1 million for the six-month periods ended June 30, 2007 and 2006, respectively. Estimated intangible asset amortization expense for the remainder of 2007, the succeeding five years and thereafter is as follows (in thousands):

Six months ending December 31, 2007	$9,872
2008	$18,031
2009	$15,163
2010	$14,616
2011	$10,677
2012	$6,733
Thereafter	$5,239

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $3.8 million and $4.1 million at June 30, 2007 and December 31, 2006, respectively.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	42,402	41,274
Furniture and equipment	4,843	4,485
Leasehold improvements	2,888	2,766
Vehicles	74	74
	53,007	51,399
Less: accumulated depreciation and amortization	(35,315)	(32,404)
Total property and equipment, net	$17,692	$18,995

8.             MARKETABLE SECURITIES

Marketable securities as of June 30, 2007 consisted of municipal, U.S. government agencies and corporate obligations. All of the Company’s investments in marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at June 30, 2007 had an aggregate cost of $283.6 million and an estimated fair value of $283.1 million. Marketable securities at December 31, 2006 had an aggregate cost of $205.3 million and an estimated fair value of $204.8 million.

9.             COMMITMENTS AND CONTINGENCIES

On May 16, 2007, the Company received a letter from the Federal Trade Commission (“FTC”) stating that the FTC is conducting an inquiry to determine whether the Company’s lead generation activities violate either the Federal Trade Commission Act or the CAN-SPAM Act. Specifically, the FTC is investigating certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. The Company believes that it is compliant with all current state and federal regulations pertaining to its lead generation activities. As this matter is not a formal lawsuit, the Company is cooperating with the FTC’s requests on a voluntary basis. The Company believes that a loss in this matter is reasonably possible. However, due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company’s consolidated financial statements as of June 30, 2007 related to this matter.

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

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not aware of any pending or threatened litigation that it believes would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

10.          INCOME TAXES

As described in note 2, the Company adopted FIN 48 as of January 1, 2007. As of that date, the Company had recorded a liability of $48.5 million for unrecognized tax benefits. For the three- and six-month periods ended June 30, 2007, the Company’s liability for unrecognized tax benefits increased by $4.6 million and $9.8 million, respectively, as a result of income tax positions taken and interest associated with prior years’ positions, as discussed further below, resulting in a total liability for unrecognized tax benefits at June 30, 2007 of $58.3 million. If recognized in future periods, $57.8 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense and $0.5 million would be recorded as a reduction to goodwill. The largest component of the Company’s liability for unrecognized tax benefits is described below.

As of June 30, 2007, the Company had utilized tax benefits for federal and state income tax return purposes related to certain net operating loss carryforwards (“NOLs”) that are $50.6 million greater than the tax benefits from these NOLs recognized for financial statement purposes. While the Company believes that the technical merits of its income tax position with respect to these NOLs are supportable, when assessing the possible outcomes of this tax position and individual probabilities of achieving such outcomes, the Company determined that the lower tax benefits from these NOLs recognized for financial statement purposes is appropriate under the measurement guidance provided by FIN 48, and that a liability related to the unrecognized tax benefits is required for the difference between the Company’s income tax return position and financial statement position. The Company expects that the liability for unrecognized tax benefits related to these NOLs will increase within the twelve-month period following June 30, 2007 as the Company continues to utilize greater amounts of tax benefits from these NOLs for income tax return purposes than it will recognize for financial statement purposes. However, facts and circumstances could arise in the twelve-month period following June 30, 2007 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of the income tax position with the relevant tax authorities. Because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in this liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.5 million in interest expense related to unrecognized tax benefits in each of the three month periods ended June 30, 2007 and 2006. During the six month periods ended June 30, 2007 and 2006, the Company recognized $1.1 million and $0.8 million, respectively, in interest expense related to unrecognized tax benefits. The Company had an interest expense accrual of $2.5 million and $1.4 million at June 30, 2007 and January 1, 2007, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable. The Company does not believe its income tax positions subject the Company to penalties.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2003 through 2006 tax years for federal purposes, the 2002 through 2006 tax years for various state jurisdictions, and the 2000 through 2006 tax years for various international jurisdictions.

11.          STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through June 30, 2007, the Company’s board of directors had authorized a total of $245 million for repurchases under the Program and the Company had repurchased a total of 32.6 million shares of its common stock for approximately $179 million, leaving $65.9 million available under the Program as of June 30, 2007. There were no repurchases under the Program during the six-month period ended June 30, 2007. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

On July 27, 2007, the Company’s board of directors increased the authorization of the Program from the remaining $65.9 million then currently available to $100 million.

12.          NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006

Net income	$17,628	$14,444	$36,262	$24,233

Weighted-average common shares outstanding - basic	100,038	101,265	99,801	101,643
Dilutive effect of stock options	1,585	2,194	1,530	2,477
Number of shares used to compute net income per common share - diluted	101,623	103,459	101,331	104,120

Net income per common share:
Basic	$0.18	$0.14	$0.36	$0.24
Diluted	$0.17	$0.14	$0.36	$0.23

Stock options to purchase 4,502,000 and 4,012,000 shares of common stock during the three-month periods ended June 30, 2007 and 2006, respectively, were outstanding but excluded from the computation of diluted net income per common share because the exercise price for these stock options was greater than the average market price of the Company’s shares of common stock during the respective periods. For the six-month periods ended June 30, 2007 and 2006, the number of these antidilutive common stock options excluded from the diluted net income per common share computation was 3,409,000 and 3,031,000, respectively.

13.          RELATED PARTY TRANSACTIONS

In connection with the Webclients acquisition completed in June 2005, the Company assumed certain lease obligations with a property management partnership owned in part by certain management personnel of Webclients who remain employees of the Company. For the three-month periods ended June 30, 2007 and 2006, the Company recorded $116,000 and $109,000, respectively, in facilities expense associated with this operating lease agreement. For the six-month periods ended June 30, 2007 and 2006, the Company recorded $237,000 and $227,000, respectively, in facilities expense associated with this operating lease agreement. As of June 30, 2007 and December 31, 2006, the Company had an outstanding amount due to this unaffiliated entity of $5,000 and $1,000, respectively, which is reflected in accounts payable and accrued expenses.

14.          SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and Technology. In the fourth quarter of 2006, the Company changed its internal reporting structure which resulted in changes in the Company’s reportable segments to: a) present segment information on a worldwide product view (whereas prior to the fourth quarter of 2006 all of the Company’s operations in Europe, including Affiliate Marketing, Comparison Shopping and Technology, were recorded in the Media segment); b) present separately the operating results of the Company’s Comparison Shopping segment; and c) include the Company’s Search123 product (which was previously included in the Media segment) with the Affiliate Marketing segment in order to consolidate the Company’s SEM and search syndication product offerings in one segment. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been revised to conform to the new segment presentation. The following table provides revenue and segment income from operations for each of the Company’s four business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses.

	Revenue		Segment Income from Operations
	Three-month Period Ended June 30,
(in thousands)	2007	2006	2007	2006

Media	$100,937	$93,542	$23,980	$22,886
Affiliate Marketing	32,252	25,160	15,364	12,614
Comparison Shopping	8,174	5,948	579	516
Technology	7,768	5,728	2,924	1,273
Inter-segment revenue	(455)	(350)	—	—
Total	$148,676	$130,028	$42,847	$37,289

	Revenue		Segment Income from Operations
	Six-month Period Ended June 30,
(in thousands)	2007	2006	2007	2006

Media	$209,359	$172,927	$49,774	$41,481
Affiliate Marketing	65,050	52,022	32,315	26,502
Comparison Shopping	16,791	11,494	1,122	396
Technology	15,238	11,503	5,503	2,641
Inter-segment revenue	(838)	(631)	—	—
Total	$305,600	$247,315	$88,714	$71,020

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006

Segment income from operations	$42,847	$37,289	$88,714	$71,020
Corporate expenses	(6,437)	(3,476)	(13,709)	(12,088)
Stock-based compensation	(4,920)	(3,196)	(8,558)	(6,516)
Amortization of intangible assets	(5,470)	(5,450)	(11,241)	(11,105)
Consolidated income from operations	$26,020	$25,167	$55,206	$41,311

Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments was $818,000, $593,000, $290,000, and $436,000, respectively, for the three-month period ended June 30, 2007; and $775,000, $670,000, $159,000, and $470,000, respectively, for the three-month period ended June 30, 2006. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $206,000 and $146,000 for the three-month periods ended June 30, 2007 and 2006, respectively. Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments was $1.7 million, $1.2 million, $570,000, and $890,000, respectively, for the six-month period ended June 30, 2007; and $1.6 million, $1.4 million, $274,000, and $974,000, respectively, for the six-month period ended June 30, 2006. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $399,000 and $272,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

The Company’s operations are domiciled in the United States with operations in Europe through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006
United States	$129,215	$116,026	$267,795	$221,328
Europe	22,825	16,539	44,952	31,273
Inter-regional eliminations	(3,364)	(2,537)	(7,147)	(5,286)
Total	$148,676	$130,028	$305,600	$247,315

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006
United States	$25,739	$23,443	$54,425	$39,348
Europe	281	1,724	781	1,963
Total	$26,020	$25,167	$55,206	$41,311

For the three- and six-month periods ended June 30, 2007 and 2006, no customer comprised more than 10% of total revenue. At June 30, 2007 and December 31, 2006, no customer comprised more than 10% of accounts receivable.

15.          SUBSEQUENT EVENTS

On July 30, 2007, the Company completed the acquisition of MeziMedia, a leading operator of U.S. comparison shopping websites.  Under the terms of the agreement, the Company has acquired all outstanding equity interests in MeziMedia for approximately $95.5 million in cash, net of cash acquired, at the time of closing. In addition to the cash consideration paid at closing, the shareholders of MeziMedia may be entitled to additional cash consideration based on the achievement by MeziMedia of certain revenue and earnings performance targets from the closing date through December 31, 2009. Total cash consideration, which includes the approximately $95.5 million net cash payment at time of closing, will range between approximately $95.5 million and $347.4 million, depending on whether such performance targets are met.

As described in note 11, on July 27, 2007, the Company’s board of directors authorized an increase in the amount available under the Company’s stock repurchase program from the remaining $65.9 million to $100 million.

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

AFFILIATE MARKETING

Through the combination of: a large-scale pay-for-performance model built on our proprietary technology platforms; marketing expertise; and a large, quality advertising network, our Affiliate Marketing business enables advertisers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. We believe we are the largest provider of affiliate marketing services. Our Affiliate Marketing services, including search engine marketing (“SEM”) and search syndication services, are offered through Commission Junction and Search123.

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

COMPARISON SHOPPING

Our online Comparison Shopping service, consisting primarily of our Pricerunner, and as of July 30, 2007, MeziMedia, destination websites, enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews and other relevant information. Our services are free for consumers, and merchants primarily pay us on a CPC basis when consumers click through to merchant websites from listings on our websites.

We acquired Pricerunner in August 2004 and we currently have Pricerunner destination websites operating in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. In December 2006, we acquired Shopping.net, based in the United Kingdom, which provides the Company with additional opportunities to monetize online traffic and expand our overall comparison shopping presence in Europe. On July 30, 2007, as more fully described in note 15 to our condensed consolidated financial statements, we completed the acquisition of MeziMedia, a leading operator of U.S. comparison shopping websites. MeziMedia’s results of operations will be included in the Company’s Comparison Shopping segment beginning on the date of acquisition.

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

SEGMENT OPERATING RESULTS

In the fourth quarter of 2006, we changed our internal reporting structure which resulted in changes in our reportable segments to: a) present segment information on a worldwide product basis (whereas prior to the fourth quarter of 2006 all of our operations in Europe, including Affiliate Marketing, Comparison Shopping and Technology, were recorded in the Media segment); b) present separately the operating results of our Comparison Shopping segment; and c) include our Search123 product (which was previously included in the Media segment) with the Affiliate Marketing segment in order to consolidate our SEM and search syndication product offerings in one segment. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), all prior period segment information has been revised to conform to the new segment presentation.

The following table provides revenue, cost of revenue, gross profit, operating expenses, and income from operations information for each of our four business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Media
Revenue	$100,937	$93,542	$209,359	$172,927
Cost of revenue	39,885	36,240	78,417	69,976
Gross profit	61,052	57,302	130,942	102,951
Operating expenses	37,072	34,416	81,168	61,470
Segment income from operations	$23,980	$22,886	$49,774	$41,481

Affiliate Marketing
Revenue	$32,252	$25,160	$65,050	$52,022
Cost of revenue	6,705	4,328	12,663	8,439
Gross profit	25,547	20,832	52,387	43,583
Operating expenses	10,183	8,218	20,072	17,081
Segment income from operations	$15,364	$12,614	$32,315	$26,502

Comparison Shopping
Revenue	$8,174	$5,948	$16,791	$11,494
Cost of revenue	1,815	460	3,164	753
Gross profit	6,359	5,488	13,627	10,741
Operating expenses	5,780	4,972	12,505	10,345
Segment income from operations	$579	$516	$1,122	$396

Technology
Revenue	$7,768	$5,728	$15,238	$11,503
Cost of revenue	1,434	1,325	2,886	2,650
Gross profit	6,334	4,403	12,352	8,853
Operating expenses	3,410	3,130	6,849	6,212
Segment income from operations	$2,924	$1,273	$5,503	$2,641

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$42,847	$37,289	$88,714	$71,020
Corporate expenses	(6,437)	(3,476)	(13,709)	(12,088)
Stock-based compensation	(4,920)	(3,196)	(8,558)	(6,516)
Amortization of intangible assets	(5,470)	(5,450)	(11,241)	(11,105)
Consolidated income from operations	$26,020	$25,167	$55,206	$41,311

Reconciliation of segment revenue to consolidated revenue:
Media	$100,937	$93,542	$209,359	$172,927
Affiliate Marketing	32,252	25,160	65,050	52,022
Comparison Shopping	8,174	5,948	16,791	11,494
Technology	7,768	5,728	15,238	11,503
Inter-segment revenue	(455)	(350)	(838)	(631)
Consolidated revenue	$148,676	$130,028	$305,600	$247,315

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006

Revenue.   Consolidated revenue for the three-month period ended June 30, 2007 was $148.7 million, representing a 14.3% increase over the same period of 2006 of $130.0 million.

Media segment revenue increased to $100.9 million for the three-month period ended June 30, 2007 compared to $93.5 million for the same period in 2006. The increase of $7.4 million, or 7.9%, in Media segment revenue was primarily attributable to growth in our U.S. and European display advertising businesses.

Affiliate Marketing segment revenue increased to $32.3 million for the three-month period ended June 30, 2007 compared to $25.2 million in the same period in 2006. This increase of $7.1 million, or 28.2%, was primarily due to an increase in our number of customers and an increase in transaction volumes associated with both new and existing customers.

Comparison Shopping segment revenue increased to $8.2 million for the three-month period ended June 30, 2007 compared to $5.9 million in the same period in 2006. The increase of $2.2 million, or 37.4%, was primarily attributable to growth in our European comparison shopping operations and the acquisition of Shopping.net in December 2006. Excluding Shopping.net, the organic revenue growth in our Comparison Shopping segment was 24.4% for the three-month period ended June 30, 2007 compared to the same period in 2006.

Technology segment revenue was $7.8 million for the three-month period ended June 30, 2007 compared to $5.7 million for the same period in 2006, an increase of $2.0 million, or 35.6%. The increase in revenue was primarily related to higher volumes of ad serving, both domestically and in Europe, during the quarter ended June 30, 2007 as compared to the same period of the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our revenue will continue to grow at historical rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers that are directly related to a revenue-generating event. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Our consolidated cost of revenue was $49.1 million for the three-month period ended June 30, 2007 compared to $42.1 million for the same period in 2006, an increase of $6.9 million, or 16.5%. Our consolidated gross margin was 67.0% and 67.6% for the three-month periods ended June 30, 2007 and 2006, respectively.

Cost of revenue for the Media segment increased $3.6 million, or 10.1%, to $39.9 million for the three-month period ended June 30, 2007 compared to $36.2 million for the same period in 2006. Our Media segment gross margin decreased to 60.5% for the three-month period ended June 30, 2007 compared to 61.3% for the same period in 2006. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than a number of other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment increased $2.4 million, or 54.9%, to $6.7 million for the three-month period ended June 30, 2007 compared to $4.3 million for the three-month period ended June 30, 2006. Our Affiliate Marketing gross margin decreased to 79.2% for the second quarter of 2007 from 82.8% for the same period in 2006. This decrease was primarily associated with an increase in search syndication revenue, which generates lower gross margins than other revenue components in the Affiliate Marketing segment.

Cost of revenue for the Comparison Shopping segment increased $1.4 million, or 294.6%, to $1.8 million for the three-month period ended June 30, 2007 compared to $460,000 for the three-month period ended June 30, 2007. Our Comparison Shopping segment gross margin decreased to 77.8% for the second quarter of 2007 from 92.3% for the same period in 2006 due primarily to increased publisher costs related to the acquisition of certain online traffic via third-party revenue-share arrangements.

Technology segment cost of revenue was $1.4 million for the three-month period ended June 30, 2007 compared to $1.3 million for the same period in 2006. Our Technology segment gross margin increased to 81.5% for the three-month period ended June 30, 2007 from 76.9% for the same period in 2006 due to the operating leverage associated with the higher revenue. As the gross margin for our Technology segment is highly dependent upon revenue due to the existing operating leverage, any increase or decrease in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers that are not directly associated with a revenue-generating event. Total sales and marketing expenses for the three-month period ended June 30, 2007 were $42.2 million compared to $37.6 million for the same period in 2006, an increase of $4.6 million, or 12.1%. Sales and marketing expenses increased primarily due to an increase in online advertising costs related to our lead generation activities, an increase in our worldwide sales staff and, to a lesser extent, the inclusion of sales and marketing expenses of Shopping.net, acquired in December 2006. Our sales and marketing expenses as a percentage of revenue remained relatively consistent at 28.4% for the three-month period ended June 30, 2007 compared to 28.9% for the same period in 2006.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses increased to $17.2 million, or 11.6% of revenue, for the three-month period ended June 30, 2007 compared to $11.4 million, or 8.7% of revenue, for the same period in 2006, an increase of $5.8 million, or 51.2%. General and administrative expenses increased primarily due to an increase of $1.2 million in professional services fees including legal, accounting and tax fees, an increase of $1.6 million in stock-based compensation and increased compensation and related employee benefit costs to support the growth in our business. In addition, during the three-month period ended June 30, 2006, we recorded a favorable legal settlement of $1.9 million (net of legal costs incurred in the three-month period ended June 30, 2006), which reduced general and administrative expenses for that period.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended June 30, 2007 were $8.7 million, or 5.9% of revenue, compared to $8.3 million, or 6.4% of revenue, for the same period in 2006, an increase of $468,000, or 5.7%. The increase in technology expenses was due primarily to an increase in our worldwide technology staff and the overall growth in our business.

Segment Income from Operations.   Media segment income from operations for the three-month period ended June 30, 2007 increased 4.8% to $24.0 million, from $22.9 million in the same period of the prior year, and represented 23.8% and 24.5% of Media segment revenue in these respective periods. The increase of $1.1 million in Media segment income from operations was attributable to the aforementioned higher revenue. The decrease in operating margin was due principally to lower operating margins from our promotion-based lead generation business and e-commerce activities.

Affiliate Marketing segment income from operations for the three-month period ended June 30, 2007 increased 21.8% to $15.4 million, from $12.6 million in the same period of the prior year, and represented 47.6% and 50.1% of Affiliate Marketing segment revenue in these respective periods. The increase of $2.8 million in Affiliate Marketing segment income from operations was attributable to the higher revenue as described above and the lower operating margin was primarily due to an increase in search syndication revenue, which generates lower gross and operating margins than other revenue components in the Affiliate Marketing segment.

Comparison Shopping segment income from operations for the three-month period ended June 30, 2007 increased 12.2% to $579,000, from $516,000 in the same period of the prior year, and represented 7.1% and 8.7% of Comparison Shopping segment revenue in these respective periods. The increase in income from operations was due to the increase in revenue described above. The decrease in operating margin was due to increased publisher costs related to the acquisition of certain online traffic via third-party revenue-share arrangements.

Technology segment income from operations for the three-month period ended June 30, 2007 increased 129.7% to $2.9 million, from $1.3 million in the same period of the prior year, and represented 37.6% and 22.2% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin was attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended June 30, 2007 was $4.9 million compared to $3.2 million for the three-month period ended June 30, 2006. The increase of $1.7 million was due to the impact of stock options granted in the first quarter of 2007, offset by lower expense associated with Stock Appreciation Rights granted in 2005. Including the impact of our new Employee Stock Purchase Plan approved by shareholders in the three-month period ended June 30, 2007, which is scheduled to be effective in the three-month period ended September 30, 2007, we currently anticipate stock-based compensation in the range of $18 million to $19 million for the year ending December 31, 2007. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets remained consistent at $5.5 million for the three-month periods ended June 30, 2007 and 2006. Including the impact of the acquisition of MeziMedia on July 30, 2007, and excluding the impact of acquisitions that may be completed after July 30, 2007, we currently anticipate amortization expense in the range of approximately $25 million to $26 million for the year ending December 31, 2007. Such estimate is preliminary and subject to change based upon the completion of the purchase price allocation for MeziMedia.

Interest Income, net.   Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities of $3.4 million for the three-month period ended June 30, 2007 compared to $2.0 million for the same period in 2006. The increase was primarily attributable to the effects of higher average cash and cash equivalents and marketable securities balances in the current year period, as well as the achievement of higher investment yields as compared to the prior year.

Income Tax Expense.   For the three-month period ended June 30, 2007, we recorded an income tax expense of $11.8 million compared to $12.7 million for the same period in 2006. The decrease in the effective income tax rate for the three-month period ended June 30, 2007 to 40.0% from 46.8% in the same period of the prior year was primarily due to: (a) the favorable impact of higher amounts of tax-free interest income generated in the current year period; (b) the favorable impact of research and development credits throughout the 2007 tax year; and (c) the impact of SFAS 123(R), which negatively impacted the effective income tax rate in the three-month period ended June 30, 2006 but did not impact the effective income tax rate for the three-month period ended June 30, 2007 due to the benefit associated with disqualifying dispositions of Incentive Stock Options (“ISOs”) that occurred in this period. SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. We do not recognize a tax benefit for stock-based compensation related to ISOs unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, stock-based compensation related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective income tax rate during any given accounting period, depending upon the option exercise patterns of our employees and directors. We currently anticipate an effective income tax rate for the year ending December 31, 2007 of approximately 41.0%.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006

Revenue.   Consolidated revenue for the six-month period ended June 30, 2007 was $305.6 million, representing a 23.6% increase over the same period of 2006 of $247.3 million.

Media segment revenue increased to $209.4 million for the six-month period ended June 30, 2007 compared to $172.9 million for the same period in 2006. The increase of $36.4 million, or 21.1%, in Media segment revenue was attributable to growth in both our U.S. and European media operations.

Affiliate Marketing segment revenue increased to $65.1 million for the six-month period ended June 30, 2007 compared to $52.0 million in the same period in 2006. This increase of $13.0 million, or 25.0%, was primarily due to an increase in our number of customers and an increase in transaction volumes associated with both new and existing customers.

Comparison Shopping segment revenue increased to $16.8 million for the six-month period ended June 30, 2007 compared to $11.5 million in the same period in 2006. The increase of $5.3 million, or 46.1%, was primarily attributable to growth in our European comparison shopping operations and the acquisition of Shopping.net in December 2006. Excluding Shopping.net, the organic revenue growth in our Comparison Shopping segment was 31.0% for the six-month period ended June 30, 2007 compared to the same period in 2006.

Technology segment revenue was $15.2 million for the six-month period ended June 30, 2007 compared to $11.5 million for the same period in 2006, an increase of $3.7 million, or 32.5%. The increase in revenue was primarily related to higher volumes of ad serving, both domestically and in Europe, during the six-month period ended June 30, 2007 as compared to the same period of the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our revenue will continue to grow at historic rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as past acquisitions.

Cost of Revenue and Gross Profit.   Our consolidated cost of revenue was $96.1 million for the six-month period ended June 30, 2007 compared to $81.4 million for the same period in 2006, an increase of $14.7 million, or 18.1%. Our consolidated gross margin increased to 68.6% for the six-month period ended June 30, 2007 compared to 67.1% for the same period in 2006.

Cost of revenue for the Media segment increased $8.4 million, or 12.1%, to $78.4 million for the six-month period ended June 30, 2007 compared to $70.0 million for the same period in 2006. Our Media segment gross margin increased to 62.5% for the six-month period ended June 30, 2007 compared to 59.5% for the same period in 2006. The increase in Media segment gross margin resulted primarily from a greater mix of lead generation revenue, which generates a higher gross margin than other components of Media segment revenue. The higher gross margin associated with our lead generation activities is due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment increased $4.2 million, or 50.1%, to $12.7 million for the six-month period ended June 30, 2007 compared to $8.4 million for the six-month period ended June 30, 2006. Our Affiliate Marketing gross margin decreased to 80.5% for the second quarter of 2007 from 83.8% for the same period in 2006. This decrease was primarily associated with an increase in search syndication revenue, which generates lower gross margins than other revenue components in the Affiliate Marketing segment.

Cost of revenue for the Comparison Shopping segment increased $2.4 million, or 320.2%, to $3.2 million for the six-month period ended June 30, 2007 compared to $753,000 for the six-month period ended June 30, 2006. Our Comparison Shopping segment gross margin decreased to 81.2% for the second quarter of 2007 from 93.4% for the same period in 2006 due primarily to increased publisher costs related to the acquisition of certain online traffic via third-party revenue-share arrangements .

 Technology segment cost of revenue was $2.9 million for the six-month period ended June 30, 2007 compared to $2.7 million for the same period in 2006. Our Technology segment gross margin increased to 81.1% for the six-month period ended June 30, 2007 from 77.0% for the same period in 2006 due to the operating leverage associated with the higher revenue. As the gross margin for our Technology segment is highly dependent upon revenue due to the existing operating leverage, any increase or decrease in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Total sales and marketing expenses for the six-month period ended June 30, 2007 were $90.6 million compared to $69.0 million for the same period in 2006, an increase of $21.6 million, or 31.3%. Sales and marketing expenses increased primarily due to an increase in online advertising costs related to our lead generation activities, an increase in our worldwide sales staff and, to a lesser extent, the inclusion of sales and marketing expenses of Shopping.net, acquired in December 2006. Our sales and marketing expenses as a percentage of revenue increased to 29.7% for the three-month period ended June 30, 2007 compared to 27.9% for the same period in 2006, primarily driven by the higher online advertising costs as described above.

 General and Administrative.   General and administrative expenses increased to $34.7 million, or 11.4% of revenue, for the six-month period ended June 30, 2007 compared to $28.2 million, or 11.4% of revenue, for the same period in 2006, an increase of $6.5 million, or 23.2%. General and administrative expenses increased primarily due to an increase of $2.3 million in stock-based compensation and increased compensation and related employee benefit costs to support the growth in our business. In addition, during the six-month period ended June 30, 2006, we recorded a favorable legal settlement of $1.3 million (net of legal costs incurred in the six-month period ended June 30, 2006), which reduced general and administrative expenses for that period.

Technology.   Technology expenses for the six-month period ended June 30, 2007 were $17.7 million, or 5.8% of revenue, compared to $16.3 million, or 6.6% of revenue, for the same period in 2006, an increase of $1.3 million, or 8.3%. The increase in technology expenses was due primarily to an increase in our worldwide technology staff and the overall growth in our business.

Segment Income from Operations.   Media segment income from operations for the six-month period ended June 30, 2007 increased 20.0% to $49.8 million, from $41.5 million in the same period of the prior year, and represented 23.8% and 24.0% of Media segment revenue in these respective periods. The increase of $8.3 million in Media segment income from operations was largely attributable to the higher revenue as described above.

Affiliate Marketing segment income from operations for the six-month period ended June 30, 2007 increased 21.9% to $32.3 million, from $26.5 million in the same period of the prior year, and represented 49.7% and 50.9% of Affiliate Marketing segment revenue in these respective periods. The increase of $5.8 million in Affiliate Marketing segment income from operations was largely attributable to the higher revenue as described above. The lower operating margin was due primarily to an increase in search syndication revenue, which generates lower gross and operating margins than other revenue components in the Affiliate Marketing segment.

Comparison Shopping segment income from operations for the six-month period ended June 30, 2007 increased 183.3% to $1.1 million, from $396,000 in the same period of the prior year, and represented 6.7% and 3.4% of Comparison

Shopping segment revenue in these respective periods. The increase of $726,000 in Comparison Shopping segment income from operations was largely attributable to the higher revenue as described above.

Technology segment income from operations for the six-month period ended June 30, 2007 increased 108.4% to $5.5 million, from $2.6 million in the same period of the prior year, and represented 36.1% and 23.0% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin was attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the six-month period ended June 30, 2007 was $8.6 million compared to $6.5 million for the six-month period ended June 30, 2006. The increase of $2.0 million was due to the impact of stock options granted in the first quarter of 2007, offset by lower expense associated with Stock Appreciation Rights granted in 2005.

Amortization of Intangible Assets.   Amortization of intangible assets for the six-month period ended June 30, 2007 was $11.2 million compared to $11.1 million in the same period of 2006. The increase was due to the intangible assets purchased in the Shopping.net acquisition.

Interest Income, net.   Interest income, net, was $6.3 million for the six-month period ended June 30, 2007 compared to $3.9 million for the same period in 2006. The increase was primarily attributable to the effects of higher average cash and cash equivalents and marketable securities balances in the current year period, as well as the achievement of higher investment yields as compared to prior year.

Income Tax Expense.   For the six-month period ended June 30, 2007, we recorded an income tax expense of $25.3 million compared to $21.0 million for the same period in 2006. The decrease in the effective income tax rate for the six-month period ended June 30, 2007 to 41.1% from 46.4% in the same period of the prior year was primarily due to: (a) the favorable impact of higher amounts of tax-free interest income generated in the current year period; (b) the favorable impact of research and development credits throughout the 2007 tax year; and (c) the impact of SFAS 123(R), which negatively impacted the effective income tax rate in the six-month period ended June 30, 2006 but did not impact the effective income tax rate for the six-month period ended June 30, 2007 due to the benefit associated with disqualifying dispositions of Incentive Stock Options (“ISOs”) that occurred in this period. SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. We do not recognize a tax benefit for stock-based compensation related to ISOs unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, stock-based compensation related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective income tax rate during any given accounting period, depending upon the option exercise patterns of our employees and directors.

Liquidity and Capital Resources

Since our inception and through the second quarter of 2007, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At June 30, 2007, our combined cash, cash equivalents and marketable securities balances totaled $372.8 million. On July 30, 2007, we completed the acquisition of MeziMedia, which resulted in a net decrease to our combined cash, cash equivalents and marketable securities of $95.5 million.

Net cash provided by operating activities totaled $79.7 million for the six months ended June 30, 2007 compared to $33.5 million in 2006. The increase from 2006 was due primarily to an increase in income from operations before non-cash depreciation, amortization and stock-based compensation of $17.2 million and favorable working capital changes of $33.8 million.

Net cash used in investing activities for the six months ended June 30, 2007 of $81.7 million was the result of net purchases of marketable securities of $78.3 million and $3.4 million of equipment purchases. The net cash provided by investing activities for the six months ended June 30, 2006 of $49.0 million was primarily the result of net sales and maturities of marketable securities of $54.7 million offset by $4.8 million of equipment purchases and $1.0 million of additional consideration paid related to our 2003 acquisition of HiSpeed Media.

Net cash provided by financing activities of $14.3 million for the six months ended June 30, 2007 was attributable to proceeds of $10.4 million received from the exercises of stock options and $3.9 million of excess tax benefits from stock option exercises. Net cash used in financing activities for the six months ended June 30, 2006 of $82.4 million was primarily attributable to $88.4 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $2.8 million received from the exercises of stock options and $3.3 million of excess tax benefits from stock option exercises.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of ValueClick common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through June 30, 2007, our board of directors had authorized a total of $245 million for repurchases under the Program and we have repurchased a total of 32.6 million shares of our common stock for approximately $179 million, leaving $65.9 million available under the Program as of June 30, 2007. There were no repurchases under the Program during the six-month period ended June 30, 2007. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue repurchases at any time that our management or board of directors determines additional repurchases are not warranted. The amounts authorized by our board of directors exclude broker commissions.

On July 27, 2007, our board of directors increased the authorization of the Program from the $65.9 million then currently available to $100 million.

Commitments and Contingencies

Contractual obligations at June 30, 2007 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years	Other

Operating leases (1)	$16,467	$5,860	$8,277	$2,184	$146	$—
Purchase obligations (2)	2,246	2,231	15	—	—	—
Liability for unrecognized tax benefits (3)	58,296	—	—	—	—	58,296
Total contractual obligations	$77,009	$8,091	$8,292	$2,184	$146	$58,296

(1)    The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.5 million. The Company remains secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. The Company does not currently believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(2)    Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

(3)    Please refer to note 10 to the condensed consolidated financial statements for a description of the liability for unrecognized tax benefits.  As more fully described in note 10, because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, the Company is not able to estimate the timing of any payments that may result from this liability.

As of June 30, 2007, we had no material commitments other than obligations under operating leases for office space, of which some commitments extend through 2012. There were no significant changes to our contractual commitments in the six-month period ended June 30, 2007. As described in note 15 to the condensed consolidated financial statements, we completed the acquisition of MeziMedia as of July 30, 2007. The shareholders of MeziMedia may be entitled to additional cash consideration from us of up to $252 million based on the achievement by MeziMedia of certain revenue and earnings performance targets from the closing date through December 31, 2009.

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

We believe that our existing cash and cash equivalents and our marketable securities are sufficient to meet our anticipated cash needs for working capital, capital expenditures and contractual obligations, including earn-out payments related to acquisitions, for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or enter into credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders may be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

•  technological advances;

•  our competitors’ responses to our products, services and business plans;

•  our pursuit of strategic transactions, including mergers and acquisitions;

•  our stock repurchase program; and

•  our relationships with our advertiser customers and publisher partners.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales credits, investments, stock-based compensation, income taxes, goodwill and other intangible assets, and contingencies and litigation. We base our estimates and assumptions on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

Revenue for our Affiliate Marketing segment is generated primarily from: commission fees earned from transactions, including product sales made by our advertiser customers, occurring on our affiliate marketing networks; fixed monthly fees from program management services; fees earned, primarily on a CPC basis, from search syndication services; commission fees earned for our search engine marketing (“SEM”) services; and, to a lesser extent, implementation fees. Commission fee revenue from transactions on our affiliate marketing networks and from our SEM services are recognized on a net basis in accordance with the provisions of EITF 99-19 as we act as an agent in these transactions and the payments to publishers are the contractual obligation of our advertiser customers. Commission fee revenue is recognized in the period that our advertiser customer generates a sale or other agreed-upon action on the Company’s affiliate marketing networks or as a result of our SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Program management services fee revenue is recognized over the contractual service period, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Search syndication services revenue is recognized on a gross basis in accordance with the provisions of EITF 99-19, due to the fact that we are the primary obligor to our customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue. Search syndication services revenue is recognized in the period that a visitor to a website in our search syndication network completes a qualified search transaction, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Implementation fee revenue is recognized over the estimated customer life, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

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

During the six-month periods ended June 30, 2007 and 2006, we recorded a provision for sales returns of $4.2 million and $3.7 million, respectively, as a reduction to our revenue. The increase in the provision for sales returns is a result of higher affiliate marketing revenue. If our assumptions with regard to the historical returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the June 30, 2007 allowance for sales returns of $417,000 and a corresponding reduction in revenue for the six-month period then ended.

•  Allowance for Doubtful Accounts and Sales Credits. We estimate our allowance for doubtful accounts using two methods. First, we evaluate specific accounts where information indicates our customers may have an inability to meet financial obligations, such as due to bankruptcy, and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. Second, an allowance is established for all customers based on a range of loss percentages applied to receivables aging categories based upon our historical collections and write-off experience. The amounts calculated from each of these methods are analyzed to determine the total amount of the allowance for doubtful accounts. We also estimate an allowance for sales credits based upon our historical sales credits experience. Historically, actual bad debt write-offs and sales credits have not significantly differed from our estimates. However, factors including higher than expected receivable default rates or sales credits may result in future write-offs greater than our estimates.

As of June 30, 2007 and December 31, 2006, we recorded an allowance for doubtful accounts and sales credits of $3.8 million and $4.1 million, respectively. The June 30, 2007 allowance for doubtful accounts and sales credits represents an allowance percentage of 3.8% of our gross accounts receivable balance. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances and/or our sales credits changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the June 30, 2007 allowance for doubtful accounts and sales credits of approximately $1.0 million and a corresponding decrease in our operating income for the six-month period then ended.

•  Investments. We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and, whether the Company has the ability to hold the investment. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to fair market value at the end of the period in which it is determined that an other-than-temporary decline has occurred.

As of June 30, 2007, we have gross unrealized losses of $450,000 on a marketable securities portfolio with a total fair value of $283.1 million. Our marketable securities portfolio consists of municipal, U.S. government agencies and corporate obligations. Management has determined that the unrealized losses as of June 30, 2007 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investments or the related investees’ credit ratings or ability to satisfy their obligations in full, and our ability to hold any individual investment through a downturn in market value which may be caused by short-term interest rate movements or any other factors. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair market value of the securities and the amortized cost of the securities. As of June 30, 2007, if the determination was made that the current decline in the fair market value of our marketable securities was other than temporary, the related impairment charge could be as much as $450,000. Further, future adverse conditions impacting our marketable securities portfolio, such as adverse changes in the financial condition or credit ratings of bond issuers, or adverse changes in the overall economic environment, may result in future impairment charges greater that this amount.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Our condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R). Stock-based compensation for the three-month periods ended June 30, 2007 and 2006 was $4.9 million and $3.2 million, respectively, which consisted of stock-based compensation related to employee and director stock options of $4.8 million and $2.8 million, and stock-based compensation related to Stock Appreciation Rights (“SARs”) of $98,000 and $377,000, respectively. Stock-based compensation for the six-month periods ended June 30, 2007 and 2006 was $8.6 million and $6.5 million, respectively, which consisted of stock-based compensation related to employee and director stock options of $8.3 million and $5.4 million, and stock-based compensation related to SARs of $250,000 and $1.1 million, respectively.

SFAS 123(R) requires us to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We calculated the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006

Risk-free interest rates	4.6%	4.9%	4.7%	4.7%
Expected lives (in years)	3.6	3.6	3.6	3.6
Dividend yield	0%	0%	0%	0%
Expected volatility	45%	47%	45%	49%

The Company’s computation of expected volatility for the three- and six- month periods ended June 30, 2007 and 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. The Company estimated the expected life of each stock option grant in 2007 and 2006 as the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Based upon the assumptions listed in the above table, the weighted-average grant date fair value of stock options issued during the three-month periods ended June 30, 2007 and 2006 was $11.39 and $6.68, respectively. Based upon the assumptions listed in the above table, the weighted-average grant date fair value of stock options issued during the six-month periods ended June 30, 2007 and 2006 was $10.49 and $6.97, respectively. The value of the portion of stock options that are ultimately expected to vest is recognized as an expense over the requisite service periods. If our expectations regarding the number of stock options that ultimately vest are incorrect, we may experience unexpected volatility in the stock-based compensation ultimately recorded in any given period.

The estimated fair value of stock options, as determined by the Black-Scholes option-pricing model, can vary significantly depending on the assumptions used. For example, a significant increase to either the weighted-average expected lives or expected volatility assumptions will result in a higher stock option fair value. Holding all other assumptions steady, if our estimate of the weighted-average expected lives were to increase by a factor of 10% from 3.6 years to 4.0 years, the weighted-average fair value of stock options issued during the six-month period ended June 30, 2007 would increase to $11.07, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation recorded over the vesting period of the stock options of $2.6 million. Further, holding all other assumptions steady, if our estimate of weighted-average expected volatility were to increase by a factor of 10% from 45% to 49%, the weighted-average fair value of stock options issued during the six-month period ended June 30, 2007 would increase to $11.16, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation recorded over the vesting period of the stock options of $3.0 million.

•  Income Taxes. We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, income tax expense or benefit is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. In addition, effective January 1, 2007, we use the recognition and measurement framework for uncertain tax positions provided by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Under SFAS 109 and FIN 48, management must make judgments, assumptions and estimates to determine our income tax expense and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the income tax expense take into account enacted tax laws, our interpretation of tax laws and possible outcomes of audits if and when conducted by tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of tax audits, if and when conducted by tax authorities, could significantly impact the amount of income tax expense in our consolidated financial statements. Refer to the Recently Issued Accounting Standards section below for further information regarding the impact of the adoption of FIN 48 and further details of our unrecognized tax benefits as of June 30, 2007.

•  Goodwill and Other Intangible Assets. As of June 30, 2007, we had goodwill and other intangible assets with net carrying balances of $278.2 million and $80.3 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31 or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of June 30, 2007, our reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping, and Technology operating segments. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. Significant judgments required to estimate the fair value of each reporting unit include, but are not limited to, estimating future revenue growth rates, estimating future operating margins and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could result in goodwill impairment. We completed our annual goodwill impairment test as of December 31, 2006 and determined that no adjustment to the carrying value of goodwill for any of our reporting units was required. Based on our goodwill impairment testing for the year ended December 31, 2006, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist. No indicators of impairment were noted as of and during the quarter ended June 30, 2007 that would have required us to perform an interim test for impairment of our goodwill.

We amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the intangible assets exceeds the fair market value of the intangible assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions, among other factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment. There was no deemed impairment of our other intangible assets as of June 30, 2007.

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

As of January 1, 2007, we had recorded a liability of $48.5 million for unrecognized tax benefits. For the three- and six-month periods ended June 30, 2007, our liability for unrecognized tax benefits increased by $4.6 million and $9.8 million, respectively, as a result of income tax positions taken during these periods and interest associated with prior years’ positions, as discussed further below, resulting in a total liability for unrecognized tax benefits at June 30, 2007 of $58.3 million. If recognized in future periods, $57.8 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense and $0.5 million would be recorded as a reduction to goodwill. The largest component of our liability for unrecognized tax benefits is described below.

As of June 30, 2007, we had utilized tax benefits for federal and state income tax return purposes related to certain net operating loss carryforwards (“NOLs”) that are $50.6 million greater than the tax benefits from these NOLs recognized for financial statement purposes. While we believe that the technical merits of our income tax position with respect to these NOLs are supportable, when assessing the possible outcomes of this tax position and individual probabilities of achieving such outcomes, we determined that the lower tax benefits from these NOLs recognized for financial statement purposes is appropriate under the measurement guidance provided by FIN 48, and that a liability for unrecognized tax benefits is required for the difference between our income tax return position and our financial statement position. We expect that the liability for the unrecognized tax benefit related to these NOLs will increase within the twelve-month period following June 30, 2007 as we continue to utilize greater amounts of tax benefits from these NOLs for income tax return purposes than we will recognize for financial statement purposes. However, facts and circumstances could arise in the twelve-month period following June 30, 2007 that could cause us to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of the income tax position with the relevant tax authorities. Because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, we are not able to estimate the range of potential changes in this liability for unrecognized tax benefits or the timing of such changes.

Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. During the three-month periods ended June 30, 2007 and 2006, we recognized $0.5 million and $1.0 million, respectively, in interest expense related to unrecognized tax benefits. During the six-month periods ended June 30, 2007 and 2006, we recognized $1.1 million and $1.3 million, respectively, in interest expense related to unrecognized tax benefits. We had an interest expense accrual of $2.5 million and $1.4 million at June 30, 2007 and January 1, 2007, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable. We do not believe our income tax positions subject us to penalties.

Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2003 through 2006 tax years for federal purposes, the 2002 through 2006 tax years for various state jurisdictions, and the 2000 through 2006 tax years for various international jurisdictions.

Inflation

Inflation was not a material factor affecting either revenue or operating expenses during the three- and six-month periods ended June 30, 2007 and 2006, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our exposure to market rate risk for changes in interest rates relates primarily to our marketable securities portfolio. We have not used derivative financial instruments in our marketable securities portfolio. We invest a portion of our excess cash in debt instruments of high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate, interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors.

Marketable securities as of June 30, 2007 consisted of high-grade municipal, U.S. government agencies and corporate securities with maturities of less than two years. Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for auction-rate securities to be weighted based on the auction reset date. As of June 30, 2007, our investments in marketable securities had a weighted-average time to maturity of 182 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of June 30, 2007, net unrealized losses in our investments in marketable securities aggregated $450,000.

During the quarter ended June 30, 2007, our investments in marketable securities yielded an effective annualized interest rate of 3.78% and an annual taxable equivalent yield of 5.32%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $3.7 million.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros and Swedish Kronor. The effect of foreign currency exchange rate fluctuations for the three- and six-month periods ended June 30, 2007 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $10.3 million, an estimated reduction of income before income taxes of approximately $1.1 million and an estimated reduction of net assets, excluding intercompany balances, of approximately $7.9 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of June 30, 2007, we had $34.9 million in cash and cash equivalents and $16.4 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros and Swedish Kronor.

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

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

FTC Inquiry into Compliance with Section 5 of the Federal Trade Commission Act:

On May 16, 2007, the Company received a letter from the Federal Trade Commission (“FTC”) stating that the FTC is conducting an inquiry to determine whether the Company’s lead generation activities violate either the Federal Trade Commission Act or the CAN-SPAM Act.  Specifically, the FTC is investigating certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. The Company believes that it is compliant with all current state and federal regulations pertaining to its lead generation activities.  As this matter is not a formal lawsuit, the Company is cooperating with the FTC’s requests on a voluntary basis.  The Company believes that a loss in this matter is reasonably possible. However, due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company’s consolidated financial statements as of June 30, 2007 related to this matter.

On July 9, 2007, the Company received a letter from the FTC stating that the FTC is conducting an inquiry regarding advertising claims made by the Company’s customers who offer anti-spyware programs and the dissemination of such advertising. Specifically, the FTC is investigating whether the Company or others engaged in unfair or deceptive acts or practices in violation of the FTC Act.  The Company is not aware of any violations of the FTC Act relating to its dissemination of advertising relating to anti-spyware programs. As this matter is not a formal lawsuit, the Company is cooperating with the FTC’s request on a voluntary basis. The Company believes that a loss in this matter is remote.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT’S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS AND HARM OUR BUSINESS.

We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business. We consummated the acquisitions of Search123.com, Commission Junction, HiSpeed Media, Pricerunner, E-Babylon, Webclients, Fastclick, Shopping.net, and MeziMedia on May 30, 2003, December 7, 2003, December 17, 2003, August 6, 2004, June 13, 2005, June 24, 2005, September 29, 2005, December 1, 2006, and July 30, 2007, respectively. Because of the number of acquisitions we have completed in the past several years, the differences in the customer bases and functionality of acquired products, service offerings and technologies, and other matters, these acquisitions may present materially higher product, sales and marketing, customer support, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of these acquired businesses.

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

•  respond to challenges presented by the continuing consolidation within our industry;

•  adapt to changes in legislation or regulation regarding Internet usage, advertising and commerce;

•  adapt to changes in technology related to online advertising filtering software; and

•  adapt to changes in the competitive landscape.

If we are unsuccessful in addressing these or other risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 67.9% of our revenue for the three-month period ended June 30, 2007 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

Historically, a significant portion of our revenue has been derived from our Media segment. Although we intend to continue to grow our Affiliate Marketing, Comparison Shopping and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. Our Media segment includes products and services that are based on a cost-per-action (“CPA”), cost-per-lead (“CPL”), cost-per-thousand-impressions (“CPM”) or cost-per-click (“CPC”) pricing model. Our ability to continue to generate significant revenue from advertisers will depend, in part, on our ability to continue to demonstrate the effectiveness of our various pricing models to advertisers and to Web publishers; and, on our ability to attract and retain advertisers and Web publishers by differentiating our technologies, products and services from those of our competitors. One component of our strategy is to enhance our advertiser customers’ abilities to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all of our advertiser customers have taken advantage of the most sophisticated tools we offer for tracking Internet users’ activities after they have reached the advertisers’ websites. We cannot assure you that our strategy will succeed.

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

Websites typically place small files of non-personalized (or “anonymous”) information, commonly known as cookies, on an Internet user’s hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user’s browser software. We currently use cookies to track an Internet user’s movement through our advertiser customer’s websites and to monitor and prevent fraudulent activity on our networks. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to monitor and prevent fraudulent activity on our networks. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time consuming, could require us to change our business practices and could divert management’s attention.

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

OUR REVENUE AND RESULTS OF OPERATIONS MAY BE MATERIALLY, ADVERSELY AFFECTED IF THE MARKET FOR E-COMMERCE DOES NOT CONTINUE TO GROW, GROWS SLOWER THAN EXPECTED OR DECLINES.

Because many of our customers’ advertisements encourage online purchasing, our long-term success may depend in part on the continued growth and market acceptance of e-commerce. Our business may be adversely affected if the market for e-commerce does not continue to grow, grows slower than expected or declines. A number of factors outside of our control could hinder the future growth of e-commerce, including, but not limited to, the following:

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

•  financial instability of e-commerce customers and vendors.

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

The success of the Company will depend in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills, management expertise or key business relationships. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the Company, resulting in disruption of operations, loss of key business relationships, information, expertise or know-how, unanticipated additional recruitment and training costs, and diminished anticipated benefits of acquisitions, including loss of revenue and profitability.

Our future success is substantially dependent on the continued service of our key senior management. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our senior management team, or of any other key employees, could divert management’s time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We may be unable to retain our key employees or attract, retain and motivate other highly qualified employees in the future. We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

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

WE MAY EXPERIENCE CAPACITY CONSTRAINTS THAT COULD REDUCE OUR REVENUE.

Our future success depends in part on the efficient performance of our technologies, as well as the efficient performance of the systems of third-parties. As the number of Web pages and Internet users increase, our services and infrastructure may not be able to grow to meet the demand. A sudden and unexpected increase in the volume of advertising delivered through our servers or in click rates could strain the capacity of the software or hardware that we have deployed. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views delivered and the level of user responses received, which would harm our revenue. To the extent that we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition could be harmed substantially. We also depend on ISPs that provide consumers with access to the websites on which our customers’ advertisements appear. Internet users have occasionally experienced difficulties connecting to the Web due to failures of their ISPs’ systems. Any disruption in Internet access provided by ISPs or failures by ISPs to handle the higher volumes of traffic expected in the future could materially and adversely affect our revenue.

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

•  fluctuations in our stock price which may impact the amount of stock-based compensation we are required to record;

•  changes in our pricing and publisher compensation policies, the pricing and publisher compensation policies of our competitors, the pricing and publisher compensation policies of our advertiser customers, or the pricing policies for advertising on the Internet generally;

•  changes in the regulatory environment that may negatively impact our marketing practices;

•  timing differences at the end of each quarter between our payments to Web publishers for advertising space and our collection of advertising revenue for that space;

•  possible impairments of the recorded amounts of goodwill, intangible assets, or other long-lived assets;

•  the timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•  the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures;

•  the loss of, or a significant reduction in business from, large customers resulting from, among other factors, the exercise of a cancellation clause within a contract, the non-renewal of a contract or an advertising insertion order, or shifting business to a competitor when the lack of an exclusivity clause exits;

•  fluctuations in levels of professional services fees or the incurrence of non-recurring costs;

•  deterioration in the credit quality of our accounts receivable and an increase in the related provision;

•  changes in tax laws or our interpretation of tax laws, changes in our effective income tax rate or the settlement of certain tax positions with tax authorities as a result of a tax audit; and

•  costs related to acquisitions of technologies or businesses.

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

IF WE DO NOT SUCCESSFULLY EXECUTE OUR INTERNATIONAL STRATEGY, OUR REVENUE, RESULTS OF OPERATIONS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000 and Sweden in 2004. Our foreign operations subject us to foreign currency exchange rate risks. We currently do not utilize hedging instruments to mitigate foreign currency exchange rate risks.

Our international expansion will subject us to additional foreign currency exchange rate risks and will require management’s attention and resources. We cannot assure you that we will be successful in our international efforts. Our international operations and expansion are subject to other inherent risks, including, but not limited to:

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

WE MAY BE LIABLE FOR CONTENT DISPLAYED ON OUR NETWORKS OF PUBLISHERS WHICH COULD INCREASE OUR EXPENSES.

We may be liable to third-parties for content in the advertising we deliver on our networks if the artwork, text or other content involved violates copyright, trademark, or other intellectual property rights of third-parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, could result in costly litigation and could divert management’s attention.

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR BUSINESS AND MARKETING ALLIANCES, OUR ABILITY TO GROW COULD BE LIMITED, AND OUR REVENUE AND RESULTS OF OPERATIONS COULD BE HARMED.

In order to grow our business, we must generate, retain and strengthen successful business and marketing alliances. We depend, and expect to continue to depend, on our business and marketing alliances, which are companies with which we have written or oral agreements to work together to provide services to our customers and to refer business from their customers to us. If companies with which we have business and marketing alliances do not refer their customers to us, our revenue and results of operations could be harmed.

IF OUR TECHNOLOGIES SUFFER FROM DESIGN OR PERFORMANCE DEFECTS, OUR REVENUES AND OPERATIONS MAY BE NEGATIVELY IMPACTED OR WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO ADDRESS RESULTING PRODUCT LIABILITY CLAIMS.

Our business will be harmed if our technologies suffer from design or performance defects and, as a result, we could lose customers and revenue by not being able to service our customers satisfactorily, or we could become subject to significant product liability claims. Technologies as complex as our technologies may contain design and/or performance defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our customers currently do not contain provisions to completely limit our exposure to liabilities resulting from product liability claims. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future. A product liability claim brought against us, which is not adequately covered by our insurance, could materially harm our business.

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

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS, INCLUDING, BUT NOT LIMITED TO, PROMOTION-BASED LEAD GENERATION MARKETING, SPYWARE, PRIVACY AND EMAIL MATTERS, COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding spyware (e.g., H.R. 964, the “the Spy Act of 2007”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. The Federal Trade Commission (“FTC”) has initiated an investigation into certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email.  Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

In addition to government activity, privacy advocacy groups and the technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us adversely. Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our customers and us. Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these proposed laws or regulations may have on our business. However, if the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of June 30, 2007, we have total intangible assets, including goodwill, of $358.5 million. We are required under accounting principles generally accepted in the United States of America to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

WE MAY INCUR LIABILITIES TO TAX AUTHORITIES IN EXCESS OF AMOUNTS THAT HAVE BEEN ACCRUED WHICH MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options, or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options may have exercise prices in excess of our then-current stock price. To the extent these circumstances occur, our ability to retain employees may be adversely affected. In addition, beginning January 1, 2006 the Company is required to record stock-based compensation related to stock options. This requirement has negatively impacted net income for the three- and six-month periods ended June 30, 2007 and 2006, and will also negatively impact net income for future periods. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Annual Meeting of Stockholders was held on June 1, 2007 in Westlake Village, California.

(b)           Proxies for the Annual Meeting of Stockholders were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the director nominees as listed in the proxy statement, and all such nominees were elected. At the Annual Meeting of Stockholders, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified. The vote for each director was as follows:

Name	For	Withheld
James R. Zarley	87,289,809	4,232,764
David S. Buzby	83,294,991	8,227,582
Martin T. Hart	86,453,275	5,069,298
Tom A. Vadnais	83,167,936	8,354,637
Jeffrey F. Rayport	83,312,524	8,210,049

(c)           At the Annual Meeting of Stockholders, our stockholders approved the ValueClick, Inc. 2007 Employee Stock Purchase Plan. The vote on such matter was as follows:

For	Against	Abstain	Broker Non-Vote
75,553,416	5,625,498	114,602	10,229,057

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

By:	/s/ SCOTT H. RAY
Scott H. Ray
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 8, 2007