Form 10-Q
period 2007-09-30
VALUECLICK INC/CA
filed 2007-11-08
CIK 1080034

Use these links to rapidly review the document
VALUECLICK, INC. INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

        The number of shares of the registrant's common stock outstanding as of November 1, 2007 was 98,165,427.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,332	$76,769
Marketable securities, at fair value	184,634	204,825
Accounts receivable, net	111,824	107,785
Prepaid expenses and other current assets	9,197	6,997
Deferred tax assets	4,178	6,614

Total current assets	376,165	402,990
Property and equipment, net	17,437	18,995
Goodwill	337,090	278,070
Intangible assets, net	121,087	91,383
Deferred tax assets, less current portion	1,506	457
Other assets	1,900	1,371

TOTAL ASSETS	$855,185	$793,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,560	$83,766
Income taxes payable	—	2,532
Deferred tax liabilities	63	—
Deferred revenue	1,563	1,116

Total current liabilities	92,186	87,414
Income taxes payable, less current portion	64,987	44,503
Deferred tax liabilities, less current portion	8,107	14,368
Other non-current liabilities	3,336	3,272

TOTAL LIABILITIES	168,616	149,557

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 98,123,251 and 99,413,324 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	98	99
Additional paid-in capital	646,923	632,884
Accumulated other comprehensive income	9,941	5,232
Retained earnings	29,607	5,494

Total stockholders' equity	686,569	643,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$855,185	$793,266

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended September 30,
	2007	2006
Revenue	$156,892	$137,865
Cost of revenue	50,450	38,709

Gross profit	106,442	99,156
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,200 and $1,145 for 2007 and 2006, respectively)	46,390	46,270
General and administrative (includes stock-based compensation of $2,791 and $1,264 for 2007 and 2006, respectively)	18,275	14,326
Technology (includes stock-based compensation of $603 and $583 for 2007 and 2006, respectively)	8,724	8,301
Amortization of intangible assets	6,726	5,462

Total operating expenses	80,115	74,359

Income from operations	26,327	24,797
Interest income, net	2,943	1,642

Income before income taxes	29,270	26,439
Income tax expense	12,439	9,648

Net income	$16,831	$16,791

Other comprehensive income:
Foreign currency translation gains	3,130	1,048
Change in market value of marketable securities, net of tax	542	722

Comprehensive income	$20,503	$18,561

Basic net income per common share	$0.17	$0.17

Diluted net income per common share	$0.17	$0.17

Weighted-average shares used to calculate net income per common share:
Basic	99,138	96,612

Diluted	100,174	98,546

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Nine-month Period Ended September 30,
	2007	2006
Revenue	$462,492	$385,180
Cost of revenue	146,554	120,072

Gross profit	315,938	265,108
Operating expenses:
Sales and marketing (includes stock-based compensation of $3,524 and $3,594 for 2007 and 2006, respectively)	137,036	115,285
General and administrative (includes stock-based compensation of $7,856 and $4,027 for 2007 and 2006, respectively)	53,016	42,534
Technology (includes stock-based compensation of $1,772 and $1,887 for 2007 and 2006, respectively)	26,386	24,614
Amortization of intangible assets	17,967	16,567

Total operating expenses	234,405	199,000

Income from operations	81,533	66,108
Interest income, net	9,257	5,565

Income before income taxes	90,790	71,673
Income tax expense	37,697	30,649

Net income	$53,093	$41,024

Other comprehensive income:
Foreign currency translation gains	4,174	3,894
Change in market value of marketable securities, net of tax	535	707

Comprehensive income	$57,802	$45,625

Basic net income per common share	$0.53	$0.41

Diluted net income per common share	$0.53	$0.40

Weighted-average shares used to calculate net income per common share:
Basic	99,577	99,948

Diluted	100,941	102,242

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
					Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	—	$—	99,413,324	$99	$632,884	$5,232	$5,494	$643,709
Non-cash, stock-based compensation	—	—	—	—	12,998	—	—	12,998
Exercises of stock options	—	—	1,013,486	1	12,038	—	—	12,039
Tax benefit from stock option exercises	—	—	—	—	4,058	—	—	4,058
Repurchase and retirement of common stock	—	—	(2,303,559)	(2)	(15,055)		(28,980)	(44,037)
Net income	—	—	—	—	—	—	53,093	53,093
Change in market value of marketable securities, net of tax	—	—	—	—	—	535	—	535
Foreign currency translation gains	—	—	—	—	—	4,174	—	4,174

Balance at September 30, 2007	—	$—	98,123,251	$98	$646,923	$9,941	$29,607	$686,569

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-month Period Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$53,093	$41,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,169	23,418
Provision for doubtful accounts and sales credits	2,271	1,776
Non-cash, stock-based compensation	12,998	8,082
Deferred income taxes	(5,054)	(4,226)
Tax benefit from stock option exercises	4,123	9,959
Excess tax benefit from stock option exercises	(4,308)	(10,069)
Changes in operating assets and liabilities	9,718	1,351

Net cash provided by operating activities	98,010	71,315

Cash flows from investing activities:
Purchases of marketable securities	(270,255)	(179,046)
Proceeds from the maturities and sales of marketable securities	290,981	198,596
Purchases of property and equipment	(4,872)	(7,501)
Acquisition of businesses, net of cash acquired	(98,110)	(1,000)

Net cash (used in) provided by investing activities	(82,256)	11,049

Cash flows from financing activities:
Repurchases and retirement of common stock	(44,037)	(103,426)
Proceeds from exercises of stock options	12,039	17,248
Excess tax benefit from stock option exercises	4,308	10,069
Repayment of capital lease obligations	—	(169)

Net cash used in financing activities	(27,690)	(76,278)

Effect of exchange rate changes on cash and cash equivalents	1,499	2,058

Net (decrease) increase in cash and cash equivalents	(10,437)	8,144
Cash and cash equivalents, beginning of period	76,769	46,875

Cash and cash equivalents, end of period	$66,332	$55,019

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    THE COMPANY AND BASIS OF PRESENTATION

Company Overview

        ValueClick, Inc. and its subsidiaries ("ValueClick" or "the Company") offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Additionally, the Company provides software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that the Company provides enables its advertiser customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining the Company's media, affiliate marketing, comparison shopping, and technology offerings with its experience in both online and offline marketing, the Company helps its advertiser customers around the world optimize their marketing campaigns both on the Internet and through offline media.

        The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and Technology.

        MEDIA—ValueClick's Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. The Company's Media segment has grown both organically and through the acquisition of complementary businesses such as HiSpeed Media, completed in December 2003, Webclients and E-Babylon, both completed in June 2005, and Fastclick, completed in September 2005.

        The Company's Media segment offers advertisers and advertising agencies a range of online media solutions in the categories of display advertising, lead generation marketing and email marketing. The Company has aggregated thousands of online publishers to provide advertisers and advertising agencies with access to one of the largest display advertising networks. The Company also sells a limited number of consumer products directly to end-user customers through Company-owned e-commerce websites.

        The Company's Media services are sold on a variety of pricing models, including cost-per-lead ("CPL"), cost-per-action ("CPA"), cost-per-thousand-impression ("CPM"), and cost-per-click ("CPC").

        AFFILIATE MARKETING—ValueClick's Affiliate Marketing segment, through the combination of: a large-scale pay-for-performance model built on the Company's proprietary technology platforms; marketing expertise; and a large, quality advertising network, enables the Company's advertiser customers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. Affiliate Marketing segment revenues are driven primarily by a combination of fixed fees and variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with the Company's affiliate marketing platforms. In addition to the transaction-related revenue streams, the Company also receives monthly service fees from its advertiser customers who elect to utilize the Company's Program Management service offerings. Search Engine Marketing ("SEM") revenues are driven primarily by a percentage of the revenue the Company generates for its advertiser customers and the Company's search syndication revenues are driven primarily on a CPC basis.

        COMPARISON SHOPPING—ValueClick's online comparison shopping destination websites enable consumers to research and compare products from among thousands of online and/or offline merchants using the Company's proprietary technologies. The Company gathers product and merchant data and organizes it into a comprehensive catalog on its destination websites, along with relevant consumer and professional reviews. The Company's service is free for consumers, and customers primarily pay the Company on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites. The Company acquired Pricerunner in August 2004 and currently has Pricerunner websites operating in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. In December 2006, the Company acquired Shopping.net, based in the United Kingdom, which provides the Company with additional opportunities to monetize online traffic and expand the Company's overall comparison shopping presence in Europe. As discussed in note 4, the Company completed the acquisition of MeziMedia on July 30, 2007. MeziMedia operates comparison shopping destination websites in the United States, Japan and Europe, primarily under the Smarter.com and Couponmountain.com brand names.

        TECHNOLOGY—ValueClick's Technology segment operates through its wholly-owned subsidiaries Mediaplex and Mediaplex Systems, which were acquired in October 2001.

        Mediaplex is an application services provider ("ASP") offering technology infrastructure tools and services which enable advertisers and advertising agencies to implement and manage their own online display advertising and email marketing campaigns, and assist online publishers with management of their website inventory. Mediaplex's products are based on its proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser's enterprise data system and to provide ongoing campaign optimization. Revenues are primarily derived from software access and use charges. Mediaplex's products are priced primarily on a CPM or email-delivered basis.

        Mediaplex Systems is an ASP that uses proprietary technology to deliver Web-based enterprise management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span two primary categories—agency management and media management. Mediaplex Systems' revenue is generated primarily from monthly service fees paid by customers over the contractual service periods.

Basis of Presentation and Use of Estimates

        The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick's annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to: i) sales returns reserves; ii) the allowance for doubtful accounts and sales credits; iii) the assessment of other-than-temporary impairments related to the Company's marketable securities; iv) the valuation of equity instruments granted by the Company; v) the value assigned to, recoverability and estimated useful lives of, goodwill and intangible assets acquired in business combinations; vi) the Company's income tax expense, its deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets; and vii) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159, but does not believe that the adoption of SFAS 159 will have a material impact on its consolidated financial position, cash flows or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157, but does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial position, cash flows or results of operations.

        In June 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides guidance on the recognition, measurement, derecognition, classification, and disclosures related to uncertain tax positions and interest and penalties related to uncertain tax positions. Specifically, FIN 48 establishes a "more-likely-than-not" criterion for evaluating uncertain tax positions for financial statement purposes, based upon the technical merits of the position. The Company adopted FIN 48 as of January 1, 2007. Other than certain immaterial reclassifications within the Company's consolidated balance sheet, the adoption of FIN 48 did not impact the Company's consolidated financial position, cash flows or results of operations. Refer to note 10 for further information regarding the Company's uncertain tax positions.

3.    STOCK-BASED COMPENSATION

        In the three-month periods ended September 30, 2007 and 2006, the Company recognized stock-based compensation of $4.6 million and $3.0 million, respectively. In the nine-month periods ended September 30, 2007 and 2006, the Company recognized stock-based compensation of $13.2 million and $9.5 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006
Sales and marketing	$1,200	$1,145	$3,524	$3,594
General and administrative	2,791	1,264	7,856	4,027
Technology	603	583	1,772	1,887

Stock-based compensation	4,594	2,992	13,152	9,508
Related income tax benefits	(1,558)	(1,122)	(4,999)	(2,910)

Stock-based compensation, net of tax benefits	$3,036	$1,870	$8,153	$6,598

        The Company calculated the estimated fair value of each stock-based award on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three-month Period Ended September 30,		Three-month Period Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates	*	4.9%	4.5%	—
Expected lives (in years)	*	3.6	0.7	—
Dividend yield	*	0%	0%	—
Expected volatility	*	46%	51%	—
	Stock Options		Employee Stock Purchase Plan
	Nine-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.7%	4.7%	4.5%	—
Expected lives (in years)	3.6	3.6	0.7	—
Dividend yield	0%	0%	0%	—
Expected volatility	45%	49%	51%	—
    *
    For the three-month period ended September 30, 2007, the Company did not award any stock option grants.

Stock Options

        The following table summarizes activity under the Company's stock option plans for the nine-month period ended September 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	5,464,288	$13.66
Granted	4,477,500	$27.48
Exercised	(1,013,486)	$11.89
Forfeited/expired	(1,452,239)	$19.40

Options outstanding at September 30, 2007	7,476,063	$21.06	5.15	$35,418

Options vested at September 30, 2007 and expected to vest after September 30, 2007	7,235,404	$21.01	5.15	$34,675

Options exercisable at September 30, 2007	2,451,480	$17.45	5.36	$20,870

        The total intrinsic value of stock options exercised during the three-month periods ended September 30, 2007 and 2006 was $1.5 million and $19.2 million, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2007 and 2006 was $15.9 million and $29.3 million, respectively. For the three-month period ended September 30, 2007, the Company did not grant any stock option awards. The weighted-average estimated grant date fair value of stock options granted in the three-month period ended September 30, 2006 was $5.53. The weighted-average estimated grant date fair value of stock options granted in the nine-month periods ended September 30, 2007 and 2006 was $10.49 and $6.91, respectively. As of September 30, 2007, there was $44.5 million of total unrecognized stock-based compensation related to unvested stock options. The remaining vesting period for such unvested stock options ranges up to 4 years, with a weighted-average remaining vesting period of 2.9 years.

Employee Stock Purchase Plan

        The Company commenced its Employee Stock Purchase Plan ("the Purchase Plan") in September 2007, which allows employees to purchase shares of the Company's common stock through payroll deductions of up to 10 percent of their annual, eligible compensation subject to certain Internal Revenue Code and Purchase Plan limitations. The Purchase Plan provides for the issuance of a maximum of 1.5 million shares of common stock. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each twelve-month offering period or the specified purchase date. No shares were purchased during the three-month period ended September 30, 2007. For the three-month period ended September 30, 2007, stock-based compensation recognized under the Purchase Plan was $87,000. As of September 30, 2007, there was $1.1 million of unrecognized compensation cost related to the Purchase Plan which is expected to be recognized over a weighted average period of approximately one year.

4.    RECENT BUSINESS COMBINATIONS

        MeziMedia.    On July 30, 2007, the Company completed the acquisition of MeziMedia, a leading operator of U.S. comparison shopping websites. Under the terms of the agreement, the Company acquired all outstanding equity interests in MeziMedia for initial cash consideration of $96.3 million, net of cash acquired of $18.9 million, plus approximately $600,000 in transaction costs, resulting in total initial cash consideration of $96.9 million. In addition to the initial cash consideration, the shareholders of MeziMedia may be entitled to additional cash consideration based on the achievement by MeziMedia of certain revenue and earnings performance targets from the closing date through December 31, 2009. Total cash consideration, which includes the $96.9 million initial cash consideration, will range between $96.9 million and $348.7 million, depending on whether such performance targets are met. Any contingent consideration paid after the closing date will be accounted for as additional purchase price and added to goodwill at the time the Company is able to determine the amount of such consideration.

        MeziMedia provides the Company with additional opportunities to monetize online traffic and expand its overall comparison shopping presence in the United States, China and Japan. This factor contributed to a purchase price in excess of the fair value of MeziMedia's net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of MeziMedia's operations are included in the Company's consolidated financial statements beginning on the date of acquisition.

        The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values, and the preliminary useful lives, in years, assigned to intangible assets were as follows (in thousands):

Cash acquired	$18,944
Other tangible assets acquired	9,540
	Weighted-Average Useful life
Amortizable intangible assets:
Customer relationships	3	2,100
Trademarks, trade names and domain names	5	10,400
Developed technologies	4	26,700
Covenants not to compete	4	7,500

Total identifiable intangible assets		46,700
Goodwill		57,766

Total assets acquired		132, 950
Liabilities assumed		(17,100)

Total		$115,850

        The intangible assets were valued using a combination of valuation methods, including future discounted cash flows expected to be generated from the assets, comparison of market prices for other similar assets, and the cost of replacing the assets. The Company will amortize each intangible asset on a straight-line basis over the asset's useful life as this method approximates the pattern in which the economic benefits of the assets are consumed. The identifiable intangible assets and goodwill resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis. Any such change may result in reclassification between identifiable intangible assets and goodwill. All of the goodwill resulting from this acquisition is tax deductible.

        Shopping.net.    On December 1, 2006, the Company completed the acquisition of all of the outstanding capital stock of Shopping.net for an aggregate purchase price of $13.9 million, consisting of cash consideration of $13.6 million and transaction costs of the acquisition of $253,000. Of the total cash consideration, $10.9 million was paid on the closing date and the remaining $2.7 million was accrued and will be paid by December 1, 2008, subject to any working capital adjustments identified by the Company subsequent to the closing date. Shopping.net, located in the United Kingdom, provides the Company with additional opportunities to monetize online traffic and expand its overall comparison shopping presence in Europe. This factor contributed to a purchase price in excess of the fair value of Shopping.net's net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of Shopping.net's operations are included in the Company's consolidated financial statements beginning on the date of acquisition.

        Pro forma Results of Operations.    The historical operating results of MeziMedia and Shopping.net have not been included in the Company's historical consolidated operating results prior to their acquisition dates. Pro forma results of operations data (unaudited) for the three- and nine-month periods ended September 30, 2007 and September 30, 2006, as if the acquisitions had occurred on January 1, 2006, are as follows (in thousands, except per share data):

	Three-month Period Ended September 30, 2007	Three-month Period Ended September 30, 2006
Revenue	$165,146	$149,272
Net income	$17,702	$16,017
Basic net income per common share	$0.18	$0.17
Diluted net income per common share	$0.18	$0.16
	Nine-month Period Ended September 30, 2007	Nine-month Period Ended September 30, 2006
Revenue	$507,301	$411,206
Net income	$56,536	$36,954
Basic net income per common share	$0.57	$0.37
Diluted net income per common share	$0.56	$0.36

        These pro forma results of operations are not necessarily indicative of future operating results.

5.    GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill, by reporting unit, for the nine-month period ended September 30, 2007 were as follows (in thousands):

	Balance at December 31, 2006	Additions and Adjustments	Balance at September 30, 2007
Reporting Units:
Media	$231,925	$70	$231,995
Affiliate Marketing	30,408	297	30,705
Comparison Shopping	15,737	58,653	74,390
Technology	—	—	—

Total goodwill	$278,070	$59,020	$337,090

        For the nine-month period ended September 30, 2007, the increase in goodwill of $70,000 for Media and increase of $297,000 for Affiliate Marketing were due to the impact of currency exchange rate fluctuations and tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Fastclick and Commission Junction, respectively. The increase in goodwill for Comparison Shopping of $58.7 million was due to the acquisition of MeziMedia and the impact of currency exchange rate fluctuations.

        The gross balance, accumulated amortization and net carrying amount of the Company's intangible assets as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
September 30, 2007:
Customer, affiliate and advertiser relationships	$87,208	$(34,553)	$52,655
Trademarks, trade names and domain names	38,344	(6,785)	31,559
Developed technologies and websites	31,935	(4,683)	27,252
Covenants not to compete	17,809	(8,188)	9,621

Total intangible assets	$175,296	$(54,209)	$121,087

December 31, 2006:
Customer, affiliate and advertiser relationships	$86,027	$(25,553)	$60,474
Trademarks, trade names and domain names	27,862	(3,896)	23,966
Developed technologies and websites	6,890	(4,432)	2,458
Covenants not to compete	10,547	(6,062)	4,485

Total intangible assets	$131,326	$(39,943)	$91,383

        The Company recognized amortization expense of $6.7 million and $5.5 million on intangible assets for the three-month periods ended September 30, 2007 and 2006, respectively. Amortization expense was $18.0 million and $16.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Estimated intangible asset amortization expense for the remainder of 2007, the succeeding five years and thereafter is as follows (in thousands):

Three months ending December 31, 2007	$7,980
2008	$29,525
2009	$26,651
2010	$25,801
2011	$17,768
2012	$7,960
Thereafter	$5,402

6.    ACCOUNTS RECEIVABLE

        Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.6 million and $4.1 million at September 30, 2007 and December 31, 2006, respectively.

7.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	44,004	41,274
Furniture and equipment	4,644	4,485
Leasehold improvements	2,909	2,766
Vehicles	135	74

Property and equipment, gross	54,492	51,399
Less: accumulated depreciation and amortization	(37,055)	(32,404)

Total property and equipment, net	$17,437	$18,995

8.    MARKETABLE SECURITIES

        Marketable securities as of September 30, 2007 consisted of municipal, U.S. government agencies and corporate obligations. All of the Company's investments in marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders' equity within the accumulated other comprehensive income balance.

        Marketable securities at September 30, 2007 had an aggregate cost of $184.5 million and an estimated fair value of $184.6 million. Marketable securities at December 31, 2006 had an aggregate cost of $205.3 million and an estimated fair value of $204.8 million.

9.    COMMITMENTS AND CONTINGENCIES

        On May 16, 2007, the Company received a letter from the Federal Trade Commission ("FTC") stating that the FTC is conducting an inquiry to determine whether the Company's lead generation activities violate either the Federal Trade Commission Act ("FTC Act") or the CAN-SPAM Act.

Specifically, the FTC is investigating certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. Although the FTC staff has indicated that it does not agree, the Company believes that it is compliant with CAN-SPAM and the FTC Act pertaining to its lead generation activities at issue in this inquiry. As this matter is not a formal lawsuit, the Company is cooperating with the FTC's requests on a voluntary basis. The Company is in the early stages of discussions with the FTC staff and believes that the imposition of a fine in this matter is probable. The Company does not believe that a fine, if any, will have a material impact on the Company's overall financial position; however, a fine could have a material impact on the Company's results of operations, earnings per share and cash flows in the particular quarter in which it is imposed. Due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company's consolidated financial statements as of September 30, 2007 related to this matter. It is also probable that there will be a stipulated injunction agreed upon between the Company and the FTC that will set the standards for the Company's lead generation business going forward; however, given that the Company is in the early stages of discussions with the FTC staff, the Company is unable to speculate with respect to what the terms of any stipulated injunction would provide or how such stipulated injunction would impact the Company's lead generation business.

        On August 17, 2007, a purported securities fraud class action lawsuit was filed in the United States District Court for the Central District of California by Carl Waldrep, on behalf of himself and all others similarly situated, presuming to represent all persons who purchased or otherwise acquired the common stock of ValueClick, Inc. ("the Company") between November 1, 2006 and July 27, 2007. The lawsuit alleges violations of certain federal securities laws and is brought against the Company, its Executive Chairman and its Chief Administrative Officer. Since August 17, 2007 and through the date of this filing, other purported plaintiffs have filed similar actions. The Company believes that these lawsuits, and any similar lawsuits which may be filed prospectively, are all related and will ultimately be consolidated into one action. The Company intends to defend itself vigorously. No amounts have been recorded in the Company's consolidated financial statements as of September 30, 2007 related to this matter.

        On August 30, 2007, Plaintiff, David Marashlian, a ValueClick shareholder purportedly suing on behalf of the Company, filed a derivative suit against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, Inc. "the Defendants") in the Los Angeles County Superior Court. The Complaint alleges that Defendants breached their fiduciary duties and asserts other related common law and statutory claims based on, among other things, alleged improper sales of stock and improper financial reporting. The allegations arise from Plaintiff's claim that individual Defendants caused or allowed ValueClick to improperly conceal in its public statements that a material portion of its revenues were generated from practices that violated the CAN-SPAM Act of 2003 among other things. Since August 30, 2007 and through the date of this filing, other purported plaintiffs have or may file similar actions. On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The Company intends to defend itself vigorously against these allegations. No amounts have been recorded in the Company's consolidated financial statements as of September 30, 2007 related to these matters.

        In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains directors and officers liability insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

        From time to time, the Company may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. Other than as described above, the Company is not aware of any pending or threatened litigation that it believes would have a material adverse effect on the Company's business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

10.    INCOME TAXES

        As described in note 2, the Company adopted FIN 48 as of January 1, 2007. As of that date, the Company had recorded a liability of $48.5 million for unrecognized tax benefits. For the three- and nine-month periods ended September 30, 2007, the Company's liability for unrecognized tax benefits increased by $6.7 million and $16.5 million, respectively, as a result of income tax positions taken and interest associated with prior years' positions, as discussed further below, resulting in a total liability for unrecognized tax benefits at September 30, 2007 of $65.0 million. If recognized in future periods, $64.5 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense and $0.5 million would be recorded as a reduction to goodwill. The largest component of the Company's liability for unrecognized tax benefits is described below.

        As of September 30, 2007, the Company had utilized tax benefits for federal and state income tax return purposes related to certain net operating loss carryforwards ("NOLs") that are $56.3 million greater than the tax benefits from these NOLs recognized for financial statement purposes. While the Company believes that the technical merits of its income tax position with respect to these NOLs are supportable, when assessing the possible outcomes of this tax position and individual probabilities of achieving such outcomes, the Company determined that the lower tax benefits from these NOLs recognized for financial statement purposes is appropriate under the measurement guidance provided by FIN 48, and that a liability related to the unrecognized tax benefits is required for the difference between the Company's income tax return position and financial statement position. The Company expects that the liability for unrecognized tax benefits related to these NOLs will increase within the twelve-month period following September 30, 2007 as the Company continues to utilize greater amounts of tax benefits from these NOLs for income tax return purposes than it will recognize for financial statement purposes. However, facts and circumstances could arise in the twelve-month period following September 30, 2007 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of the income tax position with the relevant tax authorities. Because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in this liability for unrecognized tax benefits or the timing of such changes.

        The Company's policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.7 million and $0.3 million in interest expense related to unrecognized tax benefits in each of the three month periods ended September 30, 2007 and 2006, respectively. During the nine month periods ended September 30, 2007 and 2006, the Company recognized $1.8 million and $1.1 million, respectively, in interest expense related to unrecognized tax benefits. The Company had an interest expense accrual of $3.2 million and $1.4 million at September 30, 2007 and January 1, 2007, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable. The Company does not believe its income tax positions subject the Company to penalties.

        The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2004 through 2006 tax years for federal purposes, the 2002 through 2006 tax years for various state jurisdictions, and the 2000 through 2006 tax years for various international jurisdictions.

11.    STOCKHOLDERS' EQUITY

        In September 2001, the Company's board of directors authorized a stock repurchase program ("the Program") to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through June 30, 2007, the Company's board of directors had authorized a total of $245 million for repurchases under the Program and the Company had repurchased a total of 32.6 million shares of its common stock for approximately $179 million, leaving approximately $66 million available under the Program as of June 30, 2007. On July 27, 2007, the Company's board of directors increased the authorization of the Program from the remaining $66 million then currently available to $100 million. In the three-month period ended September 30, 2007, the Company repurchased 2.3 million shares of its common stock for approximately $44 million, leaving approximately $56 million available under the Program as of September 30, 2007. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the Company's board of directors determines additional repurchases are not warranted. The amounts authorized by the Company's board of directors exclude broker commissions.

12.    NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006
Net income	$16,831	$16,791	$53,093	$41,024

Weighted-average common shares outstanding—basic	99,138	96,612	99,577	99,948
Dilutive effect of stock options	1,036	1,934	1,364	2,294

Number of shares used to compute net income per common share—diluted	100,174	98,546	100,941	102,242

Net income per common share:
Basic	$0.17	$0.17	$0.53	$0.41

Diluted	$0.17	$0.17	$0.53	$0.40

        Stock options to purchase 4,484,000 and 3,553,000 shares of common stock during the three-month periods ended September 30, 2007 and 2006, respectively, were outstanding but excluded from the computation of diluted net income per common share because the exercise price for these stock options was greater than the average market price of the Company's common stock during the respective periods. For the nine-month periods ended September 30, 2007 and 2006, the number of these antidilutive common stock options excluded from the diluted net income per common share computation was 3,771,000 and 3,207,000, respectively.

13.    RELATED PARTY TRANSACTIONS

        In connection with the Webclients acquisition completed in June 2005, the Company assumed certain lease obligations with a property management partnership owned in part by certain management personnel of Webclients who remain employees of the Company. For the three-month periods ended September 30, 2007 and 2006, the Company recorded $116,000 and $113,000, respectively, in facilities expense associated with this operating lease agreement. For the nine-month periods ended September 30, 2007 and 2006, the Company recorded $353,000 and $340,000, respectively, in facilities expense associated with this operating lease agreement. As of September 30, 2007 and December 31, 2006, the Company had an outstanding amount due to this unaffiliated entity of $5,000 and $1,000, respectively, which is reflected in accounts payable and accrued expenses.

14.    SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

        The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and Technology. In the fourth quarter of 2006, the Company changed its internal reporting structure which resulted in changes in the Company's reportable segments to: a) present segment information on a worldwide product view (whereas prior to the fourth quarter of 2006 all of the Company's operations in Europe, including Affiliate Marketing, Comparison Shopping and Technology, were recorded in the Media segment); b) present separately the operating results of the Company's Comparison Shopping segment; and c) include the Company's Search123 product (which was previously included in the Media segment) with the Affiliate Marketing segment in order to consolidate the Company's SEM and search syndication product offerings in one segment. In accordance with SFAS No. 131, "Disclosures about

Segments of an Enterprise and Related Information", all prior period segment information has been revised to conform to the new segment presentation. The following table provides revenue and segment income from operations for each of the Company's four business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company's executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses.

	Revenue		Segment Income from Operations		Total Assets
	Three-month Period Ended September 30,
(in thousands)					September 30, 2007	December 31, 2006
	2007	2006	2007	2006
Media	$85,602	$98,399	$17,203	$24,385	$387,956	$504,051
Affiliate Marketing	34,138	27,400	16,162	13,065	257,743	217,676
Comparison Shopping	29,421	5,874	6,562	638	172,740	42,163
Technology	8,215	6,525	3,434	1,906	36,746	29,376
Inter-segment revenue	(484)	(333)	—	—	—	—

Total	$156,892	$137,865	$43,361	$39,994	$855,185	$793,266

	Revenue		Segment Income from Operations
	Nine-month Period Ended September 30,
(in thousands)
	2007	2006	2007	2006
Media	$294,961	$271,326	$66,977	$65,866
Affiliate Marketing	99,188	79,422	48,477	39,567
Comparison Shopping	46,212	17,368	7,684	1,034
Technology	23,453	18,028	8,937	4,547
Inter-segment revenue	(1,322)	(964)	—	—

Total	$462,492	$385,180	$132,075	$111,014

        A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006
Segment income from operations	$43,361	$39,994	$132,075	$111,014
Corporate expenses	(5,714)	(6,743)	(19,423)	(18,831)
Stock-based compensation	(4,594)	(2,992)	(13,152)	(9,508)
Amortization of intangible assets	(6,726)	(5,462)	(17,967)	(16,567)

Consolidated income from operations	$26,327	$24,797	$81,533	$66,108

        Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments was $823,000, $565,000, $361,000, and $438,000, respectively, for the three-month period ended September 30, 2007; and $796,000, $724,000, $221,000, and $473,000, respectively, for the three-month period ended September 30, 2006. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $239,000 and $167,000 for the three-month periods ended September 30, 2007 and 2006, respectively. Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments was $2.5 million, $1.8 million, $931,000, and $1.3 million, respectively, for the nine-month period ended September 30, 2007; and $2.4 million, $2.1 million, $495,000, and $1.4 million, respectively, for the nine-month period ended September 30, 2006. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $638,000 and $439,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

        The Company's operations are domiciled in the United States with operations internationally in Europe, China and Japan through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained. The Company's operations in China primarily support the revenue generated in the United States and, therefore, the costs associated with these operations are attributed to the United States in the determination of geographic income from operations shown below.

        The Company's geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006
United States	$135,061	$123,874	$402,856	$345,202
International	24,953	16,590	69,905	47,863
Inter-regional eliminations	(3,122)	(2,599)	(10,269)	(7,885)

Total	$156,892	$137,865	$462,492	$385,180

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006
United States	$24,420	$24,086	$78,845	$63,436
International	1,907	711	2,688	2,672

Total	$26,327	$24,797	$81,533	$66,108

        For the three- and nine-month periods ended September 30, 2007 and 2006, no customer comprised more than 10% of total revenue. At September 30, 2007 and December 31, 2006, no customer comprised more than 10% of accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

        This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

        ValueClick, Inc. and its subsidiaries (collectively "ValueClick" or "the Company" or in the first person, "we", "us" and "our") is one of the world's largest and most comprehensive online marketing services companies. We sell targeted and measurable online advertising campaigns and programs for advertisers and advertising agency customers, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

        Our customers are primarily direct marketers, brand advertisers and the advertising agencies that service these groups. The proposition we offer our customers includes: one of the industry's broadest online marketing services portfolios, including performance-based campaigns and programs where marketers only pay for advertising when it generates a customer lead or product sale; our ability to target campaigns to reach the online consumers our customers are most interested in; and, the scale at which we can deliver results for online advertising campaigns. Additionally, our networks of online publishers provide advertisers with a cost-effective and complementary source of online consumers relative to online portals and other large website publishers. Through this approach we have become an industry leader in generating qualified customer leads and online sales for advertisers.

        We generate the audiences for our advertisers' campaigns primarily through networks of third-party websites and other online publisher partners. We aggregate our publisher partners' online advertising inventory into networks, optimize these networks for specific marketing goals, and deliver the campaigns across the appropriate networks' advertising inventory. We are one of the industry's largest online network providers, with: industry expertise and proprietary technology platforms for online advertising inventory aggregation; campaign targeting and optimization, delivery, measurement, and reporting; and, payment settlement and delivery services.

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

MEDIA

        ValueClick's Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. Our Media segment has grown both organically and through the acquisition of complementary businesses such as HiSpeed Media, completed in December 2003, Webclients and E-Babylon, both completed in June 2005, and Fastclick, completed in September 2005. Our strategic expansion and subsequent integration within the Media segment has increased our presence in online marketing with powerful offerings to advertiser and advertising agency customers in the following product categories: display advertising, lead generation marketing, and email marketing. Our Media services are sold on a variety of pricing models, including cost-per-lead ("CPL"), cost-per-action ("CPA"), cost-per-thousand-impression ("CPM"), and cost-per-click ("CPC"). We also sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites.

AFFILIATE MARKETING

        Through the combination of: a large-scale pay-for-performance model built on our proprietary technology platforms; marketing expertise; and a large, quality advertising network, our Affiliate Marketing business enables advertisers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. We believe we are the largest provider of affiliate marketing services. Our Affiliate Marketing services, including search engine marketing ("SEM") and search syndication services, are offered through Commission Junction and Search123.

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

COMPARISON SHOPPING

        Our online Comparison Shopping service, consisting primarily of our Pricerunner and, as of July 30, 2007, MeziMedia, destination websites, enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews and other relevant information. Our services are free for consumers, and customers primarily pay us on a CPC basis for traffic delivered to the customers' websites from listings on our websites.

        We acquired Pricerunner in August 2004 and we currently have Pricerunner destination websites operating in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. In December 2006, we acquired Shopping.net, based in the United Kingdom, which provides the Company with additional opportunities to monetize online traffic and expand our overall comparison shopping presence in Europe. On July 30, 2007 we completed the acquisition of MeziMedia, a leading operator of comparison shopping websites operating primarily under the Smarter.com and Couponmountain.com brand names. MeziMedia's results of operations are included in the Company's Comparison Shopping segment beginning on the date of acquisition.

TECHNOLOGY

        Our Technology segment provides advertisers, advertising agencies, website publishers, and other companies with the tools they need to effectively manage both their business operations and marketing programs. Our Technology products and services are offered through our wholly-owned subsidiaries Mediaplex, Inc. and Mediaplex Systems, Inc., both acquired in October 2001.

        Our Mediaplex subsidiary is an application services provider ("ASP") offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email marketing campaigns, and assist online publishers with management of their website inventory. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser's enterprise data system and to provide ongoing campaign optimization. Revenues are primarily derived from software access and use charges. Mediaplex's products are priced primarily on a CPM or email-delivered basis.

        Our Mediaplex Systems subsidiary is an ASP that uses proprietary technology to deliver Web-based enterprise management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span two primary categories—agency management and media management. Mediaplex Systems' revenue is generated primarily from monthly service fees paid by customers over the contractual service periods.

SEGMENT OPERATING RESULTS

        In the fourth quarter of 2006, we changed our internal reporting structure which resulted in changes in our reportable segments to: a) present segment information on a worldwide product basis (whereas prior to the fourth quarter of 2006 all of our operations in Europe, including Affiliate Marketing, Comparison Shopping and Technology, were recorded in the Media segment); b) present separately the operating results of our Comparison Shopping segment; and c) include our Search123 product (which was previously included in the Media segment) with the Affiliate Marketing segment in order to consolidate our SEM and search syndication product offerings in one segment. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), all prior period segment information has been revised to conform to the new segment presentation.

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

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Media
Revenue	$85,602	$98,399	$294,961	$271,326
Cost of revenue	35,130	31,718	113,547	101,694

Gross profit	50,472	66,681	181,414	169,632
Operating expenses	33,269	42,296	114,437	103,766

Segment income from operations	$17,203	$24,385	$66,977	$65,866

Affiliate Marketing
Revenue	$34,138	$27,400	$99,188	$79,422
Cost of revenue	7,209	5,284	19,872	13,723

Gross profit	26,929	22,116	79,316	65,699
Operating expenses	10,767	9,051	30,839	26,132

Segment income from operations	$16,162	$13,065	$48,477	$39,567

Comparison Shopping
Revenue	$29,421	$5,874	$46,212	$17,368
Cost of revenue	7,289	509	10,453	1,262

Gross profit	22,132	5,365	35,759	16,106
Operating expenses	15,570	4,727	28,075	15,072

Segment income from operations	$6,562	$638	$7,684	$1,034

Technology
Revenue	$8,215	$6,525	$23,453	$18,028
Cost of revenue	1,393	1,374	4,279	4,024

Gross profit	6,822	5,151	19,174	14,004
Operating expenses	3,388	3,245	10,237	9,457

Segment income from operations	$3,434	$1,906	$8,937	$4,547

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$43,361	$39,994	$132,075	$111,014
Corporate expenses	(5,714)	(6,743)	(19,423)	(18,831)
Stock-based compensation	(4,594)	(2,992)	(13,152)	(9,508)
Amortization of intangible assets	(6,726)	(5,462)	(17,967)	(16,567)

Consolidated income from operations	$26,327	$24,797	$81,533	$66,108

Reconciliation of segment revenue to consolidated revenue:
Media	$85,602	$98,399	$294,961	$271,326
Affiliate Marketing	34,138	27,400	99,188	79,422
Comparison Shopping	29,421	5,874	46,212	17,368
Technology	8,215	6,525	23,453	18,028
Inter-segment revenue	(484)	(333)	(1,322)	(964)

Consolidated revenue	$156,892	$137,865	$462,492	$385,180

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006

        Revenue.    Consolidated revenue for the three-month period ended September 30, 2007 was $156.9 million, representing a 13.8% increase over the same period of 2006 of $137.9 million.

        Media segment revenue decreased to $85.6 million for the three-month period ended September 30, 2007 compared to $98.4 million for the same period in 2006. The decrease of $12.8 million, or 13.0%, in Media segment revenue was attributable to a decrease in lead generation revenue, partially offset by an increase in our U.S. and European display advertising businesses. The decrease in lead generation revenue was primarily attributable to lower revenue generated from our "owned and operated" promotional sites which have been negatively impacted by an industry-wide contraction in promotional-based online advertising.

        Affiliate Marketing segment revenue increased to $34.1 million for the three-month period ended September 30, 2007 compared to $27.4 million in the same period in 2006. This increase of $6.7 million, or 24.6%, was primarily due to an increase in our number of customers and an increase in transaction volumes associated with both new and existing customers.

        Comparison Shopping segment revenue increased to $29.4 million for the three-month period ended September 30, 2007 compared to $5.9 million in the same period in 2006. The increase of $23.5 million, or 400.9%, was primarily attributable to the acquisitions of MeziMedia in July 2007 and Shopping.net in December 2006 as well as growth in our historic European comparison shopping operations. With the acquisition of MeziMedia, Comparison Shopping segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

        Technology segment revenue was $8.2 million for the three-month period ended September 30, 2007 compared to $6.5 million for the same period in 2006, an increase of $1.7 million, or 25.9%. The increase in revenue was primarily related to higher volumes of ad serving, both domestically and in Europe, during the quarter ended September 30, 2007 as compared to the same period of the prior year. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

        There is no guarantee that our revenue will continue to grow at historical rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

        Cost of Revenue and Gross Profit.    Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers that are directly related to a revenue-generating event. We pay these publishers on a CPC, CPA, CPL or CPM basis. Cost of revenue for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Our consolidated cost of revenue was $50.5 million for the three-month period ended September 30, 2007 compared to $38.7 million for the same period in 2006, an increase of $11.7 million, or 30.3%. Our consolidated gross margin was 67.8% and 71.9% for the three-month periods ended September 30, 2007 and 2006, respectively.

        Cost of revenue for the Media segment increased $3.4 million, or 10.8%, to $35.1 million for the three-month period ended September 30, 2007 compared to $31.7 million for the same period in 2006. Our Media segment gross margin decreased to 59.0% for the three-month period ended September 30, 2007 compared to 67.8% for the same period in 2006. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than a number of other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

        Cost of revenue for the Affiliate Marketing segment increased $1.9 million, or 36.4%, to $7.2 million for the three-month period ended September 30, 2007 compared to $5.3 million for the same period in 2006. Our Affiliate Marketing gross margin decreased to 78.9% for the third quarter of 2007 from 80.7% for the same period in 2006. This decrease was primarily associated with an increase in search revenue, which generates lower gross margins than other revenue components in the Affiliate Marketing segment.

        Cost of revenue for the Comparison Shopping segment increased $6.8 million to $7.3 million for the three-month period ended September 30, 2007 compared to $509,000 for the same period in 2006 primarily due to the acquisitions of MeziMedia and Shopping.net. Our Comparison Shopping segment gross margin decreased to 75.2% for the third quarter of 2007 from 91.3% for the same period in 2006 due primarily to increased publisher costs associated with third-party revenue-share arrangements and due to the impact of the acquisition of MeziMedia.

        Technology segment cost of revenue remained consistent at $1.4 million for the three-month period ended September 30, 2007 and 2006. Our Technology segment gross margin increased to 83.0% for the three-month period ended September 30, 2007 from 78.9% for the same period in 2006 due to the operating leverage associated with the higher revenue. As the gross margin for our Technology segment is highly dependent upon revenue due to the existing operating leverage, any increase or decrease in segment revenue may have a significant impact on segment gross margin.

  Operating Expenses:

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers that are not directly associated with a revenue-generating event. Total sales and marketing expenses for the three-month period ended September 30, 2007 were $46.4 million compared to $46.3 million for the same period in 2006, an increase of $120,000, or 0.3%. Sales and marketing expenses increased primarily due to the inclusion of online advertising costs of MeziMedia, acquired in July 2007 and Shopping.net, acquired in December 2006, offset by a decrease in online advertising costs of $11.2 million related to our lead generation activities. Our sales and marketing expenses as a percentage of revenue decreased to 29.6% for the three-month period ended September 30, 2007 compared to 33.6% for the same period in 2006, primarily driven by the lower online advertising costs related to our lead generation activities described above.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses increased to $18.3 million, or 11.6% of revenue, for the three-month period ended September 30, 2007 compared to $14.3 million, or 10.4% of revenue, for the same period in 2006, an increase of $4.0 million, or 27.6%. General and administrative expenses increased primarily due to an increase of $1.5 million in stock-based compensation, higher professional services fees, higher bad debt expense, the inclusion of general and administrative expenses of MeziMedia, acquired in July 2007, and increased compensation costs to support the growth in our business.

        Technology.    Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-

month period ended September 30, 2007 were $8.7 million, or 5.6% of revenue, compared to $8.3 million, or 6.0% of revenue, for the same period in 2006, an increase of $423,000, or 5.1%. The increase in technology expenses was due primarily to the inclusion of technology expenses of MeziMedia.

        Segment Income from Operations.    Media segment income from operations for the three-month period ended September 30, 2007 decreased 29.5% to $17.2 million, from $24.4 million in the same period of the prior year, and represented 20.1% and 24.8% of Media segment revenue in these respective periods. The decrease of $7.2 million in Media segment income from operations was attributable to the aforementioned decrease in lead generation revenue. The decrease in operating margin was due principally to lower operating margins from our promotion-based lead generation business.

        Affiliate Marketing segment income from operations for the three-month period ended September 30, 2007 increased 23.7% to $16.2 million, from $13.1 million in the same period of the prior year, and represented 47.3% and 47.7% of Affiliate Marketing segment revenue in these respective periods. The increase of $3.1 million in Affiliate Marketing segment income from operations was attributable to the higher revenue as described above.

        Comparison Shopping segment income from operations for the three-month period ended September 30, 2007 increased to $6.6 million, from $638,000 in the same period of the prior year, and represented 22.3% and 10.9% of Comparison Shopping segment revenue in these respective periods. The increase in income from operations and operating margin was largely attributable to the acquisition of MeziMedia as described above.

        Technology segment income from operations for the three-month period ended September 30, 2007 increased 80.2% to $3.4 million, from $1.9 million in the same period of the prior year, and represented 41.8% and 29.2% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

        Stock-Based Compensation.    Stock-based compensation for the three-month period ended September 30, 2007 was $4.6 million compared to $3.0 million for the same period in 2006. The increase of $1.6 million was primarily due to the impact of stock options granted in the first quarter of 2007. Including the impact of our new Employee Stock Purchase Plan, which commenced in September 2007, we currently anticipate stock-based compensation in the range of $18 million to $19 million for the year ending December 31, 2007. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

        Amortization of Intangible Assets.    Amortization of intangible assets for the three-month period ended September 30, 2007 was $6.7 million compared to $5.5 million for the same period in 2006. The increase was due to the intangible assets purchased in the acquisitions of MeziMedia, acquired in July 2007 and Shopping.net, acquired in December 2006. We currently anticipate amortization expense of approximately $26 million for the year ending December 31, 2007.

        Interest Income, net.    Interest income, net, consisting principally of interest earned on our cash and cash equivalents and marketable securities was $2.9 million for the three-month period ended September 30, 2007 compared to $1.6 million for the same period in 2006. The increase was primarily attributable to the effects of higher average cash and cash equivalents and marketable securities balances in the current year period, as well as the achievement of higher investment yields as compared to the prior year.

        Income Tax Expense.    For the three-month period ended September 30, 2007, we recorded an income tax expense of $12.4 million compared to $9.6 million for the same period in 2006. The increase in the effective income tax rate for the three-month period ended September 30, 2007 to 42.5% from 36.5% in the same period of the prior year was primarily due to tax benefits recorded in the three-month period ended September 30, 2006 resulting from the following: the completion of a research and experimentation tax credit project; certain provision-to-return adjustments identified upon the completion of income tax returns for the year ended December 31, 2005; and significant disqualifying dispositions of incentive stock options ("ISOs") during the three-month period ended September 30, 2006. SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. We do not recognize a tax benefit for stock-based compensation related to ISOs unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, stock-based compensation related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective income tax rate during any given accounting period, depending upon the option exercise patterns of our employees and directors. We currently anticipate an effective income tax rate for the year ending December 31, 2007 of approximately 42%.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006

        Revenue.    Consolidated revenue for the nine-month period ended September 30, 2007 was $462.5 million, representing a 20.1% increase over the same period of 2006 of $385.2 million.

        Media segment revenue increased to $295.0 million for the nine-month period ended September 30, 2007 compared to $271.3 million for the same period in 2006. The increase of $23.6 million, or 8.7%, in Media segment revenue was attributable to growth in both our U.S. and European media operations.

        Affiliate Marketing segment revenue increased to $99.2 million for the nine-month period ended September 30, 2007 compared to $79.4 million in the same period in 2006. This increase of $19.8 million, or 24.9%, was primarily due to an increase in our number of customers and an increase in transaction volumes associated with both new and existing customers.

        Comparison Shopping segment revenue increased to $46.2 million for the nine-month period ended September 30, 2007 compared to $17.4 million in the same period in 2006. The increase of $28.8 million was primarily attributable to the acquisitions of MeziMedia in July 2007 and Shopping.net in December 2006 as well as growth in our historic European comparison shopping operations. With the acquisition of MeziMedia, Comparison Shopping segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

        Technology segment revenue was $23.5 million for the nine-month period ended September 30, 2007 compared to $18.0 million for the same period in 2006, an increase of $5.4 million, or 30.1%. The increase in revenue was primarily related to higher volumes of ad serving, both domestically and in Europe, during the nine-month period ended September 30, 2007 as compared to the same period of the prior year. Technology segment revenue is concentrated with a few significant customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

        There is no guarantee that our revenue will continue to grow at historic rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as past acquisitions.

        Cost of Revenue and Gross Profit.    Our consolidated cost of revenue was $146.6 million for the nine-month period ended September 30, 2007 compared to $120.1 million for the same period in 2006, an increase of $26.5 million, or 22.1%. Our consolidated gross margin remained relatively consistent at 68.3% and 68.8% for the nine-month periods ended September 30, 2007 and 2006, respectively.

        Cost of revenue for the Media segment increased $11.9 million, or 11.7%, to $113.5 million for the nine-month period ended September 30, 2007 compared to $101.7 million for the same period in 2006. Our Media segment gross margin decreased to 61.5% for the nine-month period ended September 30, 2007 compared to 62.5% for the same period in 2006. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than a number of other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

        Cost of revenue for the Affiliate Marketing segment increased $6.1 million, or 44.8%, to $19.9 million for the nine-month period ended September 30, 2007 compared to $13.7 million for the same period in 2006. Our Affiliate Marketing gross margin decreased to 80.0% for the third quarter of 2007 from 82.7% for the same period in 2006. This decrease was primarily associated with an increase in search revenue, which generates lower gross margins than other revenue components in the Affiliate Marketing segment.

        Cost of revenue for the Comparison Shopping segment increased $9.2 million to $10.5 million for the nine-month period ended September 30, 2007 compared to $1.3 million for the same period in 2006 primarily due to the acquisitions of MeziMedia and Shopping.net. Our Comparison Shopping segment gross margin decreased to 77.4% for the third quarter of 2007 from 92.7% for the same period in 2006 due primarily to increased publisher costs associated with third-party revenue-share arrangements and due to the impact of the acquisition of MeziMedia.

        Technology segment cost of revenue was $4.3 million for the nine-month period ended September 30, 2007 compared to $4.0 million for the same period in 2006. Our Technology segment gross margin increased to 81.8% for the nine-month period ended September 30, 2007 from 77.7% for the same period in 2006 due to the operating leverage associated with the higher revenue. As the gross margin for our Technology segment is highly dependent upon revenue due to the existing operating leverage, any increase or decrease in segment revenue may have a significant impact on segment gross margin.

  Operating Expenses:

        Sales and Marketing.    Total sales and marketing expenses for the nine-month period ended September 30, 2007 were $137.0 million, or 29.6% of revenue, compared to $115.3 million, or 29.9% of revenue, for the same period in 2006, an increase of $21.8 million, or 18.9%. Sales and marketing expenses increased primarily due to an increase in online advertising costs related to our lead generation activities, an increase in our worldwide sales staff and, to a lesser extent, the inclusion of online advertising costs of MeziMedia, acquired in July 2007, and Shopping.net, acquired in December 2006.

        General and Administrative.    General and administrative expenses increased to $53.0 million, or 11.5% of revenue, for the nine-month period ended September 30, 2007 compared to $42.5 million, or 11.0% of revenue, for the same period in 2006, an increase of $10.5 million, or 24.6%. General and administrative expenses increased primarily due to an increase of $3.8 million in stock-based compensation, higher professional services fees, higher bad debt expense, and increased compensation costs to support the growth in our business.

        Technology.    Technology expenses for the nine-month period ended September 30, 2007 were $26.4 million, or 5.7% of revenue, compared to $24.6 million, or 6.4% of revenue, for the same period in 2006, an increase of $1.8 million, or 7.2%. The increase in technology expenses was due primarily to an increase in our worldwide technology staff and the overall growth in our business.

        Segment Income from Operations.    Media segment income from operations for the nine-month period ended September 30, 2007 increased 1.7% to $67.0 million, from $65.9 million in the same period of the prior year, and represented 22.7% and 24.3% of Media segment revenue in these respective periods. The increase of $1.1 million in Media segment income from operations was largely attributable to the higher revenue as described above. The decrease in operating margin was due principally to lower operating margins from our promotion-based lead generation business.

        Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2007 increased 22.5% to $48.5 million, from $39.6 million in the same period of the prior year, and represented 48.9% and 49.8% of Affiliate Marketing segment revenue in these respective periods. The increase of $8.9 million in Affiliate Marketing segment income from operations was largely attributable to the higher revenue as described above. The lower operating margin was due primarily to an increase in search revenue, which generates lower operating margins than other revenue components in the Affiliate Marketing segment.

        Comparison Shopping segment income from operations for the nine-month period ended September 30, 2007 increased to $7.7 million, from $1.0 million in the same period of the prior year, and represented 16.6% and 6.0% of Comparison Shopping segment revenue in these respective periods. The increase in Comparison Shopping segment income from operations and operating margin was largely attributable to the acquisitions of MeziMedia and Shopping.net.

        Technology segment income from operations for the nine-month period ended September 30, 2007 increased 96.5% to $8.9 million, from $4.5 million in the same period of the prior year, and represented 38.1% and 25.2% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin was attributable to the operating leverage associated with the higher revenue as described above.

        Stock-Based Compensation.    Stock-based compensation for the nine-month period ended September 30, 2007 was $13.2 million compared to $9.5 million for the nine-month period ended September 30, 2006. The increase of $3.6 million was due to the impact of stock options granted in the first quarter of 2007, offset by lower expense associated with stock appreciation rights granted in 2005.

        Amortization of Intangible Assets.    Amortization of intangible assets for the nine-month period ended September 30, 2007 was $18.0 million compared to $16.6 million in the same period of 2006. The increase was primarily due to the intangible assets purchased in the acquisitions of MeziMedia, acquired in July 2007, and Shopping.net, acquired in December 2006.

        Interest Income, net.    Interest income, net, was $9.3 million for the nine-month period ended September 30, 2007 compared to $5.6 million for the same period in 2006. The increase was primarily attributable to the effects of higher average cash and cash equivalents and marketable securities balances in the current year, as well as the achievement of higher investment yields as compared to the prior year.

        Income Tax Expense.    For the nine-month period ended September 30, 2007, we recorded an income tax expense of $37.7 million compared to $30.6 million for the same period in 2006. The decrease in the effective income tax rate for the nine-month period ended September 30, 2007 to 41.5% from 42.8% in the same period of the prior year was primarily due to the favorable impact of higher amounts of tax-free interest income generated in the current year period, the favorable impact of research and development credits throughout the 2007 tax year and tax benefits associated with disqualifying dispositions of ISOs recorded during the nine-month period ended September 30, 2007. SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. We do not recognize a tax benefit for stock-based compensation related to ISOs unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, stock-based compensation related to ISOs is treated as a permanent difference for income tax purposes. Due to this treatment of ISOs, the Company may experience fluctuations in its effective income tax rate during any given accounting period, depending upon the option exercise patterns of our employees and directors.

Liquidity and Capital Resources

        Since our inception and through the third quarter of 2007, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At September 30, 2007, our combined cash, cash equivalents and marketable securities balances totaled $251.0 million.

        Net cash provided by operating activities totaled $98.0 million for the nine months ended September 30, 2007 compared to $71.3 million in the same period of 2006. The increase from 2006 was due primarily to an increase in net income before non-cash depreciation, amortization and stock-based compensation of $18.7 million and an increase of $8.4 million from net working capital changes.

        Net cash used in investing activities for the nine-month period ended September 30, 2007 of $82.3 million was the result of the use of $98.1 million, net, for the acquisition of MeziMedia and $4.9 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $20.7 million. The net cash used for the acquisition of MeziMedia of $98.1 million includes the payment of $94.8 million of the initial $96.9 million cash consideration described in note 4 to our consolidated financial statements (the remaining $2.1 million of the initial cash consideration will be paid subsequent to September 30, 2007), plus the payment of $3.3 million of transaction-related costs incurred by MeziMedia at the time of closing and paid by us subsequent to the acquisition date through September 30, 2007. The net cash provided by investing activities for the nine months ended September 30, 2006 of $11.0 million was primarily the result of proceeds from the net sales and maturities of marketable securities of $19.6 million offset by $7.5 million of equipment purchases and $1.0 million of additional consideration paid related to our 2003 acquisition of HiSpeed Media.

        Net cash used by financing activities of $27.7 million for the nine months ended September 30, 2007 was attributable to $44.0 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $12.0 million received from the exercises of stock options and $4.3 million of excess tax benefits from stock option exercises. Net cash used in financing activities for the nine months ended September 30, 2006 of $76.3 million was primarily attributable to $103.4 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $17.2 million received from the exercises of stock options and $10.1 million of excess tax benefits from stock option exercises.

Stock Repurchase Program

        In September 2001, the Company's board of directors authorized a stock repurchase program ("the Program") to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through June 30, 2007, the Company's board of directors had authorized a total of $245 million for repurchases under the Program and the Company had repurchased a total of 32.6 million shares of its common stock for approximately $179 million, leaving approximately $66 million available under the Program as of June 30, 2007. On July 27, 2007, the Company's board of directors increased the authorization of the Program from the remaining $66 million then currently available to $100 million. In the three-month period ended September 30, 2007, the Company repurchased 2.3 million shares of its common stock for approximately $44 million, leaving approximately $56 million available under the Program as of September 30, 2007. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the Company's board of directors determines additional repurchases are not warranted. The amounts authorized by the Company's board of directors exclude broker commissions.

Commitments and Contingencies

        Contractual obligations at September 30, 2007 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years	Other
Operating leases(1)	$15,089	$5,781	$7,509	$1,740	$59	$—
Purchase obligations(2)	1,958	1,939	19	—	—	—
Liability for unrecognized tax benefits(3)	64,987	—	—	—	—	64,987
Contingent consideration related to MeziMedia acquisition(4)	251,814	106,950	144,864	—	—	—

Total contractual obligations	$333,848	$114,670	$152,392	$1,740	$59	$64,987

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.3 million. The Company remains secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. The Company does not currently believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

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

(4)
The merger agreement with MeziMedia requires the Company to pay contingent consideration of up to $251.8 million if certain revenue and earnings targets are met by MeziMedia through December 31, 2009. The amounts provided in the above table represent the maximum that can be earned for the time periods indicated. Any contingent consideration earned will be capitalized as part of the purchase price of MeziMedia and will be recorded as an increase to goodwill.

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain directors and officers liability insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

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

  •
  technological advances;

  •
  our competitors' responses to our products, services and business plans;

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

        Except as related to our accounting for income taxes, there have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The methodology applied to management's estimate for income taxes changed in 2007 due to the implementation of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). Our accounting policies related to income taxes are described below.

        We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, income tax expense or benefit is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. In addition, effective January 1, 2007, we use the recognition and measurement framework for uncertain tax positions provided by FIN 48. Under SFAS 109 and FIN 48, management must make judgments, assumptions and estimates to determine our income tax expense and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the income tax expense take into account enacted tax laws, our interpretation of tax laws and possible outcomes of audits if and when conducted by tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of tax audits, if and when conducted by tax authorities, could significantly impact the amount of income tax expense in our consolidated financial statements. Refer to the Recently Issued Accounting Standards section below for further information regarding the impact of the adoption of FIN 48 and further details of our unrecognized tax benefits as of September 30, 2007.

Recently Issued Accounting Standards

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. SFAS 159 is effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159, but do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial position, cash flows or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for us on January 1, 2008. We are in the process of evaluating the impact of SFAS 157 on our consolidated financial position and results of operations. We are currently evaluating the impact of adopting SFAS 157, but do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial position, cash flows or results of operations.

        In June 2006, the FASB issued FIN 48. FIN 48 provides guidance on the recognition, measurement, derecognition, classification, and disclosures related to uncertain tax positions and interest and penalties related to uncertain tax positions. Specifically, FIN 48 establishes a "more-likely-than-not" criterion for evaluating uncertain tax positions for financial statement purposes, based upon the technical merits of the position. We adopted FIN 48 as of January 1, 2007. Other than certain immaterial reclassifications within our consolidated balance sheet, the adoption of FIN 48 did not impact our consolidated financial position, cash flows or results of operations.

        As of January 1, 2007, we had recorded a liability of $48.5 million for unrecognized tax benefits. For the three- and nine-month periods ended September 30, 2007, our liability for unrecognized tax benefits increased by $6.7 million and $16.5 million, respectively, as a result of income tax positions taken during these periods and interest associated with prior years' positions, as discussed further below, resulting in a total liability for unrecognized tax benefits at September 30, 2007 of $65.0 million. If recognized in future periods, $64.5 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense and $0.5 million would be recorded as a reduction to goodwill. The largest component of our liability for unrecognized tax benefits is described below.

        As of September 30, 2007, we had utilized tax benefits for federal and state income tax return purposes related to certain net operating loss carryforwards ("NOLs") that are $56.3 million greater than the tax benefits from these NOLs recognized for financial statement purposes. While we believe that the technical merits of our income tax position with respect to these NOLs are supportable, when assessing the possible outcomes of this tax position and individual probabilities of achieving such outcomes, we determined that the lower tax benefits from these NOLs recognized for financial statement purposes is appropriate under the measurement guidance provided by FIN 48, and that a liability for unrecognized tax benefits is required for the difference between our income tax return position and our financial statement position. We expect that the liability for the unrecognized tax benefit related to these NOLs will increase within the twelve-month period following September 30, 2007 as we continue to utilize greater amounts of tax benefits from these NOLs for income tax return purposes than we will recognize for financial statement purposes. However, facts and circumstances could arise in the twelve-month period following September 30, 2007 that could cause us to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of the income tax position with the relevant tax authorities. Because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, we are not able to estimate the range of potential changes in this liability for unrecognized tax benefits or the timing of such changes.

        Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. During the three-month periods ended September 30, 2007 and 2006, we recognized $0.7 million and $0.3 million, respectively, in interest expense related to unrecognized tax benefits. During the nine-month periods ended September 30, 2007 and 2006, we recognized $1.8 million and $1.1 million, respectively, in interest expense related to unrecognized tax benefits. We had an interest expense accrual of $3.2 million and $1.4 million at September 30, 2007 and January 1, 2007, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable. We do not believe our income tax positions subject us to penalties.

        Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2004 through 2006 tax years for federal purposes, the 2002 through 2006 tax years for various state jurisdictions, and the 2000 through 2006 tax years for various international jurisdictions.

Inflation

        Inflation was not a material factor affecting either revenue or operating expenses during the three- and nine-month periods ended September 30, 2007 and 2006, respectively.

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

        Marketable securities as of September 30, 2007 consisted of high-grade municipal, U.S. government agencies and corporate securities with maturities of less than two years. Management's internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for auction-rate securities to be weighted based on the auction reset date. As of September 30, 2007, our investments in marketable securities had a weighted-average time to maturity of 249 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of September 30, 2007, net unrealized gains in our investments in marketable securities aggregated $92,000.

        During the quarter ended September 30, 2007, our investments in marketable securities yielded an effective annualized interest rate of 3.76% and an annual taxable equivalent yield of 5.59%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $2.5 million.

FOREIGN CURRENCY RISK

        We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the three- and nine-month periods ended September 30, 2007 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $10.1 million, an estimated reduction of income before income taxes of approximately $1.0 million and an estimated reduction of net assets, excluding intercompany balances, of approximately $8.8 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of September 30, 2007, we had $36.4 million in cash and cash equivalents and $14.7 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended ("Exchange Act"), Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b)   Changes in Internal Control over Financial Reporting

        Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        As noted in note 4 to our consolidated financial statements, we acquired MeziMedia on July 30, 2007. During the three-month period ended September 30, 2007, we began the process of incorporating our internal control over financial reporting into MeziMedia.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

  FTC Inquiry into Compliance with Section 5 of the Federal Trade Commission Act:

        On May 16, 2007, the Company received a letter from the Federal Trade Commission ("FTC") stating that the FTC is conducting an inquiry to determine whether the Company's lead generation activities violate either the Federal Trade Commission Act ("FTC Act") or the CAN-SPAM Act. Specifically, the FTC is investigating certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. Although the FTC staff has indicated that it does not agree, the Company believes that it is compliant with CAN-SPAM and the FTC Act pertaining to its lead generation activities at issue in this inquiry. As this matter is not a formal lawsuit, the Company is cooperating with the FTC's requests on a voluntary basis. The Company is in the early stages of discussions with the FTC staff and believes that the imposition of a fine in this matter is probable. The Company does not believe that a fine, if any, will have a material impact on the Company's overall financial position; however, a fine could have a material impact on the Company's results of operations, earnings per share and cash flows in the particular quarter in which it is imposed. Due to an inability to estimate the range of a potential loss, no amounts have been recorded in the Company's consolidated financial statements as of September 30, 2007 related to this matter. It is also probable that there will be a stipulated injunction agreed upon between the Company and the FTC that will set the standards for the Company's lead generation business going forward; however, given that the Company is in the early stages of discussions with the FTC staff, we are unable to speculate with respect to what the terms of any stipulated injunction would provide or how such stipulated injunction would impact our lead generation business. We are hopeful that, in the course of the Company's discussions with the FTC staff, the FTC staff will provide greater clarity and guidance to the lead generation industry generally with respect to the rules in this area. If, in the course of the Company's discussions with the FTC staff, the Company concludes that the FTC staff is not being reasonable in its positions with the Company, the Company reserves the right to litigate this issue to the fullest extent of law and use all resources at its disposal.

        On July 9, 2007, the Company received a letter from the FTC stating that the FTC is conducting an inquiry regarding advertising claims made by the Company's customers who offer anti-spyware programs and the dissemination of such advertising. Specifically, the FTC is investigating whether the Company or others engaged in unfair or deceptive acts or practices in violation of the FTC Act. The Company is not aware of any violations of the FTC Act relating to its dissemination of advertising relating to anti-spyware programs. As this matter is not a formal lawsuit, the Company is cooperating with the FTC's request on a voluntary basis. The Company believes that a loss in this matter is remote. No amounts have been recorded in the Company's consolidated financial statements as of September 30, 2007 related to this matter.

  Other Matters:

        On August 17, 2007, a purported securities fraud class action lawsuit was filed in the United States District Court for the Central District of California by Carl Waldrep, on behalf of himself and all others similarly situated, presuming to represent all persons who purchased or otherwise acquired the common stock of ValueClick, Inc. ("the Company") between November 1, 2006 and July 27, 2007. The lawsuit alleges violations of certain federal securities laws and is brought against the Company, its Executive Chairman and its Chief Administrative Officer. Since August 17, 2007 and through the date of this filing, other purported plaintiffs have filed similar actions. The Company believes that these lawsuits, and any similar lawsuits which may be filed prospectively, are all related and will ultimately be consolidated into one action. The Company intends to defend itself vigorously. No amounts have been recorded in the Company's consolidated financial statements as of September 30, 2007 related to this matter.

        On August 30, 2007, Plaintiff, David Marashlian, a ValueClick shareholder purportedly suing on behalf of the Company, filed a derivative suit against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, Inc. "the Defendants") in the Los Angeles County Superior Court. The Complaint alleges that Defendants breached their fiduciary duties and asserts other related common law and statutory claims based on, among other things, alleged improper sales of stock and improper financial reporting. The allegation arise from Plaintiff's claim that individual Defendants caused or allowed ValueClick to improperly conceal in its public statements that a material portion of its revenues were generated from practices that violated the CAN-SPAM Act of 2003 among other things. Since August 30, 2007 and through the date of this filing, other purported plaintiffs have or may file similar actions. On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The Company intends to defend itself vigorously against these allegations. No amounts have been recorded in the Company's consolidated financial statements as of September 30, 2007 related to these matters.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS AND HARM OUR BUSINESS.

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

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT'S TIME AND ATTENTION COULD BE DIVERTED.

        As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving Internet advertising market. Our business, results of operations and financial condition could be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand our sales and marketing, customer support, technology, and administrative organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We will likely need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work-force effectively. Our failure to manage our growth and its related implications effectively could increase our expenses and divert management's time and attention.

OUR PROFITABILITY MAY NOT REMAIN AT CURRENT LEVELS

        We face risks that could prevent us from achieving our current profitability levels in future periods. These risks include, but are not limited to, our ability to:

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

        Our Media segment accounted for 54.6% of our revenue for the three-month period ended September 30, 2007 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install "filter" software programs which allow them to prevent advertisements from appearing on their computer screens or email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of "click-fraud", particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

IF OUR BUSINESS MODEL IS NOT ACCEPTED BY INTERNET ADVERTISERS OR WEB PUBLISHERS, OUR REVENUE COULD DECLINE.

        Historically, a significant portion of our revenue has been derived from our Media segment. Although we intend to continue to grow our Affiliate Marketing, Comparison Shopping and Technology segments, we expect that our Media segment will continue to generate a substantial amount of our revenue in the future. Our Media segment includes products and services that are based on a cost-per-action ("CPA"), cost-per-lead ("CPL"), cost-per-thousand-impressions ("CPM") or cost-per-click ("CPC") pricing model. Our ability to continue to generate significant revenue from advertisers will depend, in part, on our ability to continue to demonstrate the effectiveness of our various pricing models to advertisers and to Web publishers; and, on our ability to attract and retain advertisers and Web publishers by differentiating our technologies, products and services from those of our competitors. One component of our strategy is to enhance our advertiser customers' abilities to measure their return on investment and track the performance and effectiveness of their advertising campaigns. To date, not all of our advertiser customers have taken advantage of the most sophisticated tools we offer for tracking Internet users' activities after they have reached the advertisers' websites. We cannot assure you that our strategy will succeed.

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

        We expect that our advertiser customers' requirements will become more sophisticated as the Web continues to mature as an advertising medium. If we fail to manage our existing advertising space effectively to meet our advertiser customers' changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our networks new Web publishers and email list owners that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers and email list owners to our networks and to retain Web publishers and email list owners currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to: our ability to introduce new and innovative products and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and email list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and email list owners continues to increase. We will not be able to assure you that the size of our advertising inventory will increase or even remain constant in the future.

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

        We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. One of the primary competitors of our Search123.com subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as MIVA and Google. MIVA and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement. BTG International, Inc. ("BTG") purports to own two patents related to affiliate marketing. The patents allegedly cover methods and apparatuses for "Attaching Navigational History Information to Universal Resource Locator Links on a World Wide Web Page" (U.S. Patent No. 5,712,979) and for "Tracking the Navigational Path of a User on the World Wide Web" (U.S. Patent No. 5,717,860). BTG has brought suit to enforce its patent rights against, among others, Barnesandnoble.com and Amazon.com. While the Company is currently not subject to any material intellectual property litigation, any future litigation alleging intellectual property infringement by us could be costly, could require us to change our business practices, could potentially hinder or prevent our ability to deliver our products and services, and could divert management's attention.

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE ADVERTISEMENTS AND TO PREVENT FRAUD ON OUR NETWORKS IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

        Websites typically place small files of non-personalized (or "anonymous") information, commonly known as cookies, on an Internet user's hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user's browser software. We currently use cookies to track an Internet user's movement through our advertiser customer's websites and to monitor and prevent fraudulent activity on our networks. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we would have to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We would also have to develop or acquire other technology to monitor and prevent fraudulent activity on our networks. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time consuming, could require us to change our business practices and could divert management's attention.

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

        Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers ("ISPs"), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. Google has made available offline public-domain works through its search engine, which creates additional competition for advertisers. In addition, as we continue our efforts to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

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

        Our future success is substantially dependent on the continued service of our key senior management. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our senior management team, or of any other key employees, could divert management's time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We may be unable to retain our key employees or attract, retain and motivate other highly qualified employees in the future. We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

DELAWARE LAW AND OUR STOCKHOLDER RIGHTS PLAN CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD DETER TAKEOVER ATTEMPTS THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

        Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company, without our board of directors' consent, for at least three years from the date they first hold 15% or more of the voting stock. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

        Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors' responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. We lease data center space in El Segundo, San Jose and Sunnyvale, California; Mechanicsburg, Pennsylvania; Ashburn, Virginia; Stockholm, Sweden; and several small-scale data centers or office locations throughout the United States and Europe. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS THAT COULD REDUCE OUR REVENUE.

        Our future success depends in part on the efficient performance of our technologies, as well as the efficient performance of the systems of third-parties. As the number of Web pages and Internet users increase, our services and infrastructure may not be able to grow to meet the demand. A sudden and unexpected increase in the volume of advertising delivered through our servers or in click rates could strain the capacity of the software or hardware that we have deployed. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views delivered and the level of user responses received, which would harm our revenue. To the extent that we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition could be harmed substantially. We also depend on ISPs that provide consumers with access to the websites on which our customers' advertisements appear. Internet users have occasionally experienced difficulties connecting to the Web due to failures of their ISPs' systems. Any disruption in Internet access provided by ISPs or failures by ISPs to handle the higher volumes of traffic expected in the future could materially and adversely affect our revenue.

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

  •
  seasonal patterns in Internet advertisers' spending;

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

        Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter advertisers' current or prospective spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations and financial condition.

IF WE DO NOT SUCCESSFULLY EXECUTE OUR INTERNATIONAL STRATEGY, OUR REVENUE, RESULTS OF OPERATIONS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

        We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000, Sweden in 2004, Japan in 2007, and China in 2007. Our foreign operations subject us to foreign currency exchange rate risks. We currently do not utilize hedging instruments to mitigate foreign currency exchange rate risks.

        Our international expansion will subject us to additional foreign currency exchange rate risks and will require management's attention and resources. We cannot assure you that we will be successful in our international efforts. Our international operations and expansion are subject to other inherent risks, including, but not limited to:

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

        If the sales and implementation cycles of our technology or affiliate marketing products and services are delayed, our revenue will likewise be delayed. Our technology and affiliate marketing sales and implementation cycles are often lengthy, causing us to recognize revenue long after our initial contact with a prospective customer. During our sales effort, we spend significant time educating prospective customers on the use and benefits of our products and services. As a result, the sales cycle for these products and services may range from a few weeks to several months to over one year for our larger customers. The sales cycle is likely to be longer because we believe that prospective customers may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for technology customers or larger affiliate marketing customers to implement our services, they must commit a significant amount of resources over an extended period of time, and affiliate marketing customers must convert existing publishers and recruit and implement new publishers on our technology platform. Furthermore, even after a customer purchases our products and services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as customers' budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer personnel to implement our applications, and the complexity of customers' advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay in revenue recognition or cancellation of a customer agreement.

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

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, OUR EXPENSES COULD INCREASE, AND WE COULD LOSE CUSTOMERS AND ADVERTISING INVENTORY.

        The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated technology investments. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers' and Web publisher partners' changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our systems do not support some types of advertising formats and some of the website publishers in our networks do not accept all types of advertising formats we support. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose customers or advertising inventory. We purchase most of the software used in our business. We intend to continue to acquire technologies from third-parties necessary for us to conduct our business from third-parties. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers and advertising inventory.

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS, INCLUDING, BUT NOT LIMITED TO, PROMOTION-BASED LEAD GENERATION MARKETING, SPYWARE, PRIVACY AND EMAIL MATTERS, COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

        Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding spyware (e.g., H.R. 964, the "the Spy Act of 2007") and the New York Attorney General's office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. The Federal Trade Commission ("FTC") has initiated an investigation into certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. The Company is currently in the early stages of discussions with the FTC staff concerning the potential imposition of a fine and a stipulated injunction concerning the Company's lead generation business. If the Company is unable to reach an agreement with the FTC, it could adversely affect the Company's ability to operate in the lead generation sector. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

WE COULD BE SUBJECT TO LEGAL CLAIMS, GOVERNMENT ENFORCEMENT ACTIONS AND DAMAGE TO OUR REPUTATION AND HELD LIABLE FOR OUR OR OUR CUSTOMERS' FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS, REGULATIONS OR POLICIES GOVERNING CONSUMER PRIVACY WHICH COULD MATERIALLY HARM OUR BUSINESS.

        Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress currently has pending legislation regarding privacy and data security measures (e.g., S. 495, the "Personal Data Privacy and Security Act of 2007"). Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

        Third-parties may bring class action lawsuits against us relating to online privacy and data collection. We disclose our information collection and dissemination policies, and we may be subject to claims if we act or are perceived to act inconsistently with these published policies. Any claims or inquiries could be costly and divert management's attention, and the outcome of such claims could harm our reputation and our business.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

        As of September 30, 2007, we have total intangible assets, including goodwill, of $458.2 million. We are required under accounting principles generally accepted in the United States of America to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

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

        We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, most of whom have been granted stock options, or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options may have exercise prices in excess of our then-current stock price. To the extent these circumstances occur, our ability to retain employees may be adversely affected. In addition, beginning January 1, 2006 the Company was required to record stock-based compensation related to stock options which has negatively impacted net income for periods after this date. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        (c)    Purchases of Equity Securities—The table below summarizes the Company's repurchases of common stock during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	—	—	—	$100.0 million
August 1, 2007 through August 31, 2007	2,303,559	$19.12	2,303,559	$56.0 million
September 1, 2007 through September 30, 2007	—	—	—	$56.0 million

Total	2,303,559	$19.12	2,303,559	$56.0 million

(1)
In September 2001, the Company's board of directors authorized a stock repurchase program ("the Program") to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through June 30, 2007, the Company's board of directors had authorized a total of $245 million for repurchases under the Program and the Company had repurchased a total of 32.6 million shares of its common stock for approximately $179 million, leaving approximately $66 million available under the Program as of June 30, 2007. On July 27, 2007, the Company's board of directors increased the authorization of the Program from the remaining $66 million then currently available to $100 million. In the three-month period ended September 30, 2007, the Company repurchased 2.3 million shares of its common stock for approximately $44 million, leaving approximately $56 million available under the Program as of September 30, 2007. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the Company's board of directors determines additional repurchases are not warranted. The amounts authorized by the Company's board of directors exclude broker commissions.

(2)
Includes commissions paid.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

By:	/s/ JOHN PITSTICK John Pitstick Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 8, 2007