Form 10-K
period 2007-12-31
VALUECLICK INC/CA
filed 2008-02-29
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2007
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2007, which was the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $2,943,025,424 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Global Select Market as of that date). As of February 21, 2008, there were 97,946,622 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2008 Annual Meeting of the Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference in Part III hereof.

VALUECLICK, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

        This annual report on Form 10-K ("Report"), including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 11 of this Report and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to ValueClick, Inc. are expressly qualified in their entirety by such language. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.

ITEM 1.    BUSINESS

OVERVIEW

        ValueClick is one of the world's largest and most comprehensive online marketing services companies. We sell targeted and measurable online advertising campaigns and programs for advertisers and advertising agency customers, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

        Our customers are primarily direct marketers, brand advertisers and the advertising agencies that service these groups. The proposition we offer our customers includes: one of the industry's broadest online marketing services portfolios—including performance-based campaigns and programs where marketers only pay for advertising when it generates a customer lead or product sale; our ability to target campaigns to reach the online consumers our customers are most interested in; and, the scale at which we can deliver results for online advertising campaigns. Additionally, our networks of online publishers provide advertisers with a cost-effective and complementary source of online consumers relative to online portals and other large website publishers. Through this approach we have become an industry leader in generating qualified customer leads and online sales for advertisers.

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

        We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include Media, Affiliate Marketing, Comparison Shopping, and Technology, which are described in more detail below. For information regarding the operating performance and total assets of these segments, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and note 14 "Segments and Geographic Information" to the December 31, 2007 consolidated financial statements included herein.

MEDIA SEGMENT

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

  Display Advertising

        We provide advertisers and advertising agencies with access to one of the largest and most reputable online advertising networks in the industry. With a single buy, these marketers can reach targeted online users on a large scale, using a variety of online display ad units across our entire network of publishers, any of 21 standard channels of online content within the network, customized content channels, or a select number of websites where we are authorized to sell inventory on a single-site basis. Through our acquisition of Fastclick in September 2005, we are now one of the largest online display advertising network operators in the industry, where we partner with third-party website publishers and apply our proprietary technology platform and industry expertise to deliver our advertiser customers' display ad campaigns to the appropriate pages of our publisher partners' websites.

        With 16,000 active online publisher relationships in the U.S. and 21,000 worldwide, our display advertising network reached 134 million unique Internet users in the U.S. in December 2007 according to published industry data.

        We deliver a variety of display ad units to the Web pages of our online display advertising network publisher partners and track them to evaluate success against the goals of the advertising programs. With traditional banner ads, interstitials, text links, and other online ad units, we attempt to maximize the impact of marketing campaigns by using the most effective placement for each type of campaign. We also execute a wide variety of rich media applications, including video ads, providing even greater visual and auditory impact for a marketer's online display advertising campaigns.

        We began as a performance-based marketing network and we continue to offer multiple pricing models designed around maximizing our customers' return on investment. Our display advertising placements are offered on several pricing models including: cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement; cost-per-click ("CPC"), whereby payment is triggered only when an interested individual clicks on our customer's advertisement; and cost-per-action ("CPA"); whereby payment is triggered only when a specific, pre-defined action is performed by an online consumer. As discussed in "Lead Generation Marketing" below, we also sell display ads on a cost-per-lead ("CPL") basis.

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

        Publishers in our display advertising network enjoy efficient and effective monetization of their online advertising inventory, including: representation by our direct sales teams in major U.S. and European media markets; participation in large-scale advertiser and advertising agency campaigns they may not be able to access on their own; enhanced monetization through our campaign optimization technology; and, settlement services to facilitate payments to publishers for the inventory utilized by the advertisers. Through our proprietary publisher interface, publishers can control their participation in campaigns as well as their minimum acceptable level of revenue on an effective-CPM basis.

  Lead Generation Marketing

        Our lead generation capabilities have been developed organically and through acquisitions, including the acquisitions of HiSpeed Media in December 2003 and Webclients in June 2005. We believe we are one of the largest providers of lead generation marketing services.

        In our lead generation marketing services, through our proprietary technology platforms, we manage online campaigns that generate qualified customer inquiries for an advertiser's product or service. An online consumer generates a qualified customer inquiry when he or she responds to the advertiser's offer by providing some personal information (such as their email address, phone number and/or mailing address) and requesting to be contacted by the advertiser. Lead generation advertiser customers only pay us when an online consumer signs up for an advertiser offer or opts in to being contacted by the advertiser.

        We utilize a number of methods to distribute advertiser lead generation offers, including:

  •
  Opt-in email lists—where online visitors have agreed to receive advertiser offers through email messages;

  •
  Co-registration—where online parties visiting or registering to use a publisher's website are also invited to register for advertisers' offers;

  •
  Display ads—where publisher partners agree to display online ads focused on generating customer leads for specific offers; and

  •
  ValueClick owned and operated websites—where we manage websites that host advertiser offers from which visitors can choose. ValueClick lead generation websites include survey websites, gift card and prize-related websites, and vertical industry category websites such as online continuing education and financial services websites.

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

AFFILIATE MARKETING SEGMENT

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

        In affiliate marketing, a publisher joins an advertiser's affiliate marketing program and agrees to distribute the advertiser's offers in exchange for commissions on leads or sales generated. The publisher places the advertiser's display ads or text links on their website, in email campaigns, or in search listings, and receives a commission from the advertiser only when a visitor takes an agreed-upon action, such as filling out a form or making a purchase on the advertiser's website.

        Our Affiliate Marketing segment services, outlined below, are offered through our wholly-owned subsidiaries Commission Junction, acquired in December 2003 and Search123.com, acquired in May 2003. Our affiliate marketing advertising network is offered under the Commission Junction brand name. Our affiliate marketing search services, including search engine marketing ("SEM") and search syndication, are offered under the Commission Junction and Search123 brand names, respectively.

        Our Affiliate Marketing services are offered on a hosted basis to enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.

  CJ Marketplace

        To facilitate our advertiser customers' recruitment of affiliate publishers, we manage CJ Marketplace, an advertising network dedicated to our affiliate marketing business. Advertisers upload their offers onto CJ Marketplace, making them available for placement by affiliates. Affiliates apply to join the advertiser's program, and upon acceptance, select and place the advertiser's offers on their websites, in email campaigns, or in search listings. These links are served and tracked by Commission Junction. When a visitor clicks on one of the affiliate's links and then makes an online purchase or completes an agreed-upon action on the advertiser's website, that transaction is tracked and recorded by Commission Junction.

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

        Affiliate Marketing revenues are principally driven by variable compensation that is based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our affiliate marketing platforms.

        In addition to the transaction-related revenue streams, we also receive monthly service fees from our advertiser customers who elect to utilize our Program Management service offerings. With these services, we assume full responsibility for all aspects of managing the advertiser's program including planning, affiliate recruitment, program review and management, and program administration.

  Search Marketing

        Search marketing allows advertisers to find prospective customers who are actively engaged in researching and buying products and services online. Our CJ Search product provides a fully-managed, comprehensive SEM solution by combining proprietary technology and expert services to optimize keyword campaigns across major search and shopping engines, and is specifically designed to complement our advertisers' affiliate marketing efforts. We use our technology and processes to create, manage and optimize pay-per-click, paid inclusion and organic search campaigns for our advertiser customers. SEM revenues are driven primarily by a percentage of the revenue we generate for our advertiser customers.

        In addition to our CJ Search product, Search123 is ValueClick's self-service paid search offering that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites. Search syndication revenues are driven primarily on a CPC basis.

COMPARISON SHOPPING SEGMENT

        Our online Comparison Shopping services enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews and other relevant information. Our services are free for consumers, and our customers primarily pay us on a CPC basis for traffic delivered to the customers' websites from listings on our websites.

        Our Comparison Shopping segment services are offered through our wholly-owned subsidiaries Pricerunner, acquired in August 2004, Shopping.net, acquired in December 2006, and MeziMedia, acquired in July 2007. Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. Shopping.net operates in the United Kingdom and MeziMedia operates its comparison shopping destination websites primarily in the United States under the Smarter.com, Shopica.com and Couponmountain.com brand names.

TECHNOLOGY SEGMENT

        Our Technology segment provides advertisers, advertising agencies, website publishers, and other companies with the tools they need to effectively manage both their business operations and marketing programs. Our technology products and services are offered through our wholly-owned subsidiaries Mediaplex, Inc. and Mediaplex Systems, Inc., both acquired in October 2001.

  Mediaplex:

        Our Mediaplex subsidiary is an application services provider ("ASP") offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser's enterprise data system and to provide ongoing campaign optimization. Mediaplex's products are priced primarily on a CPM or email-delivered basis.

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

INTERNATIONAL OPERATIONS

        We currently conduct international operations through wholly-owned subsidiaries in the United Kingdom, Germany, France, Sweden, China and Japan.

        In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick, Inc., based in the United Kingdom. In 2000, we expanded in Europe by opening wholly-owned subsidiaries in Paris, France and Munich, Germany. In August 2004, we acquired Pricerunner AB, a leading provider of online comparison shopping services in Europe, based in Sweden. In July 2007, we acquired MeziMedia, which has operations in the United States, China and Japan. Employees in our international subsidiaries totaled 422 as of December 31, 2007. For additional information regarding our international operations, see note 14 "Segments and Geographic Information" to our consolidated financial statements contained in this annual report on Form 10-K.

TECHNOLOGY PLATFORMS

        Our proprietary applications are constructed from established, readily available technologies. Some of the basic components our products are built on come from leading software and hardware providers such as Oracle, Sybase, Sun, Dell, EMC, NetApp, and Cisco while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Java, Perl, and Linux. By striking the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

        We build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components. ValueClick delivers its hosted solutions from co-location facilities located in twelve cities, geographically disbursed throughout the United States, Europe, and China. ValueClick applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

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

Customers

        We sell our products and services to a variety of advertisers, advertising agencies and traffic distribution partners.

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

  •
  our continued ability to aggregate large networks of quality publishers efficiently;

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

INTELLECTUAL PROPERTY RIGHTS

        We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have registered the trademark "ValueClick" in the United States and the European Union. We currently have thirteen pending U.S. patent applications. In addition, we have been granted eight U.S. patents. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may have or may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

CORPORATE HISTORY AND RECENT ACQUISITIONS

        We commenced operations as ValueClick, LLC, a California limited liability company, on May 1, 1998. Prior to the formation of ValueClick, LLC, the ValueClick Internet advertising business began in July 1997 as a line of business within Web-Ignite Corporation, a company wholly owned by the founding member of ValueClick, LLC. The reorganization and formation of ValueClick, LLC was effected by the transfer of the Internet advertising business of Web-Ignite to ValueClick, LLC. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation. On March 30, 2000, we completed our initial public offering of common stock. Our common stock is publicly traded and is reported on the NASDAQ Global Select Market under the symbol "VCLK."

        MeziMedia.    On July 30, 2007, we completed the acquisition of MeziMedia, a leading operator of U.S. comparison shopping websites. Under the terms of the agreement, we acquired all outstanding equity interests in MeziMedia for initial cash consideration of $96.3 million, net of cash acquired of $18.9 million, plus approximately $700,000 in transaction costs, resulting in a total initial cash consideration of $97.0 million. In addition to the initial cash consideration, the shareholders of MeziMedia earned $106.1 million in cash consideration for achieving certain revenue and earnings performance targets for the year ended December 31, 2007. The shareholders of MeziMedia may also be entitled to additional contingent cash consideration based on the achievement by MeziMedia of certain revenue and earnings performance targets for the years ending December 31, 2008 and 2009. Total cash consideration, which includes the $97.0 million initial cash consideration, including transaction costs, and the $106.1 million cash consideration related to fiscal 2007 performance, will range between approximately $203.1 million and $348.8 million, depending on whether the performance targets are met for the years ending December 31, 2008 and 2009. MeziMedia provides the Company with additional opportunities to monetize online traffic and expand its overall comparison shopping presence in the United States, China and Japan. The results of MeziMedia's operations are included in the Company's consolidated financial statements beginning on the date of acquisition.

        Shopping.net.    On December 1, 2006, we completed the acquisition of all of the outstanding capital stock of Shopping.net for an aggregate purchase price of $13.9 million, consisting of cash consideration of $13.6 million and transaction costs of the acquisition of $253,000. Of the total cash consideration, $10.9 million was paid on the closing date and the remaining $2.7 million was accrued and will be paid by December 1, 2008, subject to any working capital adjustments identified by us subsequent to the closing date. Shopping.net, located in the United Kingdom, provides us with additional opportunities to monetize online traffic and expand our overall comparison shopping presence in Europe. The results of Shopping.net's operations are included in our consolidated financial statements beginning on the date of acquisition.

        Fastclick, Inc.    On September 27, 2005, we acquired 97% of the outstanding shares of Fastclick, Inc. ("Fastclick") common stock upon the closing of our tender offer for all shares of Fastclick common stock. On September 29, 2005, we acquired the remaining 3% of outstanding shares of Fastclick common stock, at which time Fastclick became a wholly-owned subsidiary of ValueClick. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Fastclick for an aggregate purchase price of $215.7 million, consisting of 15.6 million shares of ValueClick common stock valued at $202.5 million, stock options assumed valued at $12.6 million, and transaction costs of the acquisition of $600,000. Fastclick provides online advertising services and technologies, and, at the time of its acquisition, had developed an advertising network of more than 9,000 third-party publisher websites. Combined with ValueClick's then-existing market position in online marketing services, the addition of Fastclick to our suite of products and services positioned ValueClick as one of the largest online advertising network providers.

        Web Marketing Holdings, Inc.    On June 24, 2005, we completed the acquisition of Web Marketing Holdings, Inc. ("Webclients"), a leading provider of online lead generation marketing services. Webclients' business activities complement our other media businesses as well as our affiliate marketing businesses, and have been leveraged across our advertiser customer base. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Webclients for an aggregate purchase price of $142.5 million, consisting of cash of $122.2 million, 1.8 million shares of ValueClick common stock valued at $18.4 million, stock options assumed valued at $1.5 million, and transaction costs of the acquisition of $420,000.

        E-Babylon, Inc.    On June 13, 2005, we completed the acquisition of E-Babylon, Inc. ("E-Babylon"), a leading online marketer of ink jet cartridges and toner. E-Babylon expanded our e-commerce channel and provided an infrastructure with the capability to support all of our e-commerce initiatives. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of E-Babylon for an aggregate purchase price of $14.8 million, consisting of cash of $14.7 million and transaction costs of the acquisition of $112,000.

        Pricerunner AB.    On August 6, 2004, we completed the acquisition of Pricerunner AB ("Pricerunner"), a leading provider of online comparison shopping services in Europe. With the addition of Pricerunner, we expanded our suite of performance-based online marketing solutions into the area of comparison shopping. Together with our other services, Pricerunner increased our competitive position in Europe. In the second quarter of 2005, we launched Pricerunner in the United States, offering consumers a broad range of products from offline and online retailers throughout the country. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of Pricerunner for an aggregate purchase price of $30.1 million, including cash of $26.9 million, 263,000 shares of ValueClick common stock valued at $2.0 million, and transaction costs of the acquisition of $1.2 million.

PRIVACY

        We may collect personally identifiable information on a permitted basis. We store this data securely and do not use the data without the explicit, knowing permission of the Web user when we collect the data on behalf of our customers. We rely on our customers to treat such data with the appropriate precaution and responsibility as stated in their privacy policies. In addition, we use non-personally identifiable information provided by websites, pursuant to their consumer privacy policies, about their visitors' general demographics and interests in order to target appropriate advertising to the websites.

        Moreover, if our customers have databases of their clients, we can use this data on behalf of those customers, again pursuant to their consumer privacy policies. The premise is that both the website providing the ad space and the advertiser (1) have an opt-in relationship with the customer, (2) have an opportunity to share their consumer privacy policies with their customers, and (3) provide an opportunity to opt-out.

        Our customers retain the right to use data they have obtained through explicit permission from a Web user; for example, if a client of our customer provides an email address to receive information and updates. We rely on our customers' consumer privacy policies and practices, as well as the consumer privacy policies and practices of the publisher websites included in each advertising campaign.

        We collect certain technical data (such as type of browser, operating system, domain type, date and time of viewer's response) when serving online advertisements. This type of information is defined by the Network Advertising Initiative as non-personally identifiable information ("Ad Delivery and Reporting Data"). We may retain this Ad Delivery and Reporting Data indefinitely.

        We use "cookies," among other techniques, to measure and report non-personally identifiable information to advertisers, such as the number of people who see their advertisements or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a Web user's hard drive. Cookies cannot read information from the Web user's hard drive; rather they allow websites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same advertisements repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used, however, to allow personalization features such as stock portfolio tracking and targeted news stories.

        We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard effort in our industry, providing simple and automated privacy controls for Web users. Please refer to the section entitled "Government Enforcement Actions, Changes in Government Regulation and Industry Standards, Including, But Not Limited To, Promotion-Based Lead Generation Marketing, Spyware, Privacy and Email Matters, Could Decrease Demand For Our Products and Services and Increase Our Costs of Doing Business" in Item 1A "Risk Factors" of this annual report on Form 10-K for further details about our compliance with privacy regulations.

EMPLOYEES

        As of December 31, 2007, we had 922 employees in the U.S. and 422 employees in our international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

EXECUTIVE OFFICERS

        See Part III, Item 10 "Directors and Executive Officers of the Registrant" of this annual report on Form 10-K for information about executive officers of the registrant.

WEBSITE ACCESS TO OUR PERIODIC SEC REPORTS

        Our primary Internet address is www.valueclick.com. We make our Securities and Exchange Commission ("SEC") periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

        Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our Company that we file electronically with the SEC.

CODE OF ETHICS AND BUSINESS CONDUCT

        We have adopted a Code of Ethics and Business Conduct (the "Code") for our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.valueclick.com under the heading "About Us." Among other things, the Code addresses such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior.

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

INTEGRATING OUR ACQUIRED OPERATIONS MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR DAY-TO-DAY OPERATIONS AND HARM OUR BUSINESS.

        We have grown in part because of business combinations with other companies, and we expect to continue to evaluate and consider future acquisitions. Acquisitions generally involve significant risks, including difficulties in the assimilation of operations, services, technologies, and corporate culture of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies' products and services by our customers. The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business. We consummated the acquisitions of Pricerunner, E-Babylon, Webclients, Fastclick, Shopping.net, and MeziMedia on August 6, 2004, June 13, 2005, June 24, 2005, September 29, 2005, December 1, 2006, and July 30, 2007, respectively. Because of the number of acquisitions we have completed in the past several years, the differences in the customer bases and functionality of acquired products, service offerings and technologies, and other matters, these acquisitions may present much more significant product, sales and marketing, customer support, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of these acquired businesses.

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

  •
  continue to expand the number of products and services we offer and the capacity of our systems to service such offerings;

  •
  adapt to changes in Web advertisers' promotional needs and policies, and the technologies used to generate Web-based advertisements;

  •
  respond to challenges presented by the large and increasing number of competitors in the industry;

  •
  respond to challenges presented by the continuing consolidation within our industry;

  •
  adapt to changes in legislation or regulation regarding Internet usage, advertising and e-commerce;

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

        Our Media segment accounted for 59.9% of our revenue for the year ended December 31, 2007 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install "filter" software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of "click-fraud", particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

        We expect that our advertiser customers' requirements will become more sophisticated as the Web continues to mature as an advertising medium. If we fail to manage our existing advertising space effectively to meet our advertiser customers' changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our networks new Web publishers and email list owners that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers and email list owners to our networks and to retain Web publishers and email list owners currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to: our ability to introduce new and innovative products and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and email list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and email list owners continues to increase. We cannot assure you that the size of our advertising inventory will increase or remain constant in the future.

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR COMPARISON SHOPPING DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR COMPARISON SHOPPING SEGMENT.

        We generate online consumer traffic for our comparison shopping destination websites using various methods including: organic traffic, offline marketing campaigns, search engine marketing (SEM) and search engine optimization (SEO). The current revenue and profitability levels of our Comparison Shopping segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our comparison shopping destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Comparison Shopping segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our comparison shopping destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines.

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

        Websites typically place small files of non-personalized (or "anonymous") information, commonly known as cookies, on an Internet user's hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user's browser software. We currently use cookies to track an Internet user's movement through our advertiser customer's websites and to monitor and prevent fraudulent activity on our networks. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we expect that we would need to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We also expect that we would need to develop or acquire other technology to monitor and prevent fraudulent activity on our networks. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time consuming, could require us to change our business practices and could divert management's attention.

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

        The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, such as Advertising.com (owned by AOL), DoubleClick Performics (owned by DoubleClick), Direct Response Technologies (owned by Digital River), and Linkshare (owned by Rakuten), and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media (owned by WPP Group plc). We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We also compete with pay-per-click search companies such as Yahoo!, Google and MIVA. In addition, we compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com (owned by eBay), Kelkoo (owned by Yahoo!), NexTag, Shopzilla (owned by EW Scripps), and Pricegrabber

(owned by Experian), and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, AOL and MSN, have direct sales personnel and substantial proprietary online advertising inventory that provide significant competitive advantages compared to our networks, and they have a significant impact on pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have. Further, Google, Yahoo! and Microsoft have announced or closed acquisitions to put them in direct competition with a number of our offerings. For example: 1) Yahoo! has recently acquired Blue Lithium, a network operator, and Right Media, an exchange provider; 2) Microsoft has acquired aQuantive and exchange provider, AdECN; and 3) Google has agreed to acquire online advertising technology provider, Doubleclick.

        Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers ("ISPs"), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. Google has made available offline public-domain works through its search engine, which creates additional competition for advertisers. In addition, as we continue our efforts to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

OUR REVENUE AND RESULTS OF OPERATIONS COULD BE NEGATIVELY IMPACTED IF INTERNET USAGE AND THE DEVELOPMENT OF INTERNET INFRASTRUCTURE DO NOT CONTINUE TO GROW.

        Our business and financial results will depend on continued growth in the use of the Internet. Internet usage may be inhibited for a number of reasons, such as: inadequate network infrastructure; security concerns; inconsistent quality of service; governmental regulation; and, unavailability of cost-effective, high-speed service.

        If Internet usage continues to grow, our infrastructure may not be able to support the demands placed on it, and our performance and reliability may decline. In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as electronic attacks designed to interrupt service on many websites. The Internet could lose its viability as a commercial medium due to reasons including increased governmental regulation or delays in the development or adoption of new technologies required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support our growth, our revenue and results of operations could be materially and adversely affected.

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

        The success of the Company depends in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills, management expertise or key business relationships. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the Company, which may result in disruption of operations, loss of key business relationships, information, expertise or know-how, unanticipated additional recruitment and training costs, and diminished anticipated benefits of acquisitions, including loss of revenue and profitability.

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

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

        Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations have fallen below the expectations of market analysts and our own forecasts in the past and may also do so in some future periods. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include, but are not limited to, the following:

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

  •
  changes in the regulatory environment, including regulation of advertising or the Internet, that may negatively impact our marketing practices;

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

  •
  impairments on our marketable securities due to, among other factors, issuer-specific difficulties or dislocations in the credit markets in the United States;

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

IF WE DO NOT SUCCESSFULLY EXECUTE OUR INTERNATIONAL STRATEGY, OUR REVENUE, RESULTS OF OPERATIONS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

        We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000, Sweden in 2004 and Japan and China in 2007. Our international expansion and the integration of international operations present unique challenges and risks to our company, and require management attention. Our foreign operations subject us to foreign currency exchange rate risks and we currently do not utilize hedging instruments to mitigate foreign currency exchange rate risks.

        Our international expansion will subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion and operations efforts. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

  •
  the impact of recessions in economies outside of the United States;

  •
  changes in and differences between regulatory requirements between countries;

  •
  U.S. and foreign export restrictions, including export controls relating to encryption technologies;

  •
  reduced protection for and enforcement of intellectual property rights in some countries;

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

IF OUR TECHNOLOGIES SUFFER FROM DESIGN OR PERFORMANCE DEFECTS, OUR REVENUES AND OPERATIONS MAY BE NEGATIVELY IMPACTED, OR WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES TO ADDRESS RESULTING PRODUCT LIABILITY CLAIMS.

        Our business will be harmed if our technologies suffer from design or performance defects and, as a result, we could lose customers and revenue by not being able to service our customers satisfactorily, or we could become subject to significant product liability claims. Technologies as complex as ours may contain design and/or performance defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our customers currently do not contain provisions to completely limit our exposure to liabilities resulting from product liability claims. Although we have not been subject to any product liability claims to date, we cannot assure you that we will not be in the future. A product liability claim brought against us, which is not adequately covered by our insurance, could materially harm our business.

TECHNOLOGY AND AFFILIATE MARKETING SALES AND IMPLEMENTATION CYCLES MAY BE LENGTHY, WHICH COULD DIVERT OUR FINANCIAL AND OTHER RESOURCES, AND MAY BE SUBJECT TO DELAYS, WHICH COULD RESULT IN DELAYED REVENUE.

        Our technology and affiliate marketing sales and implementation cycles are often lengthy, causing us to recognize revenue long after our initial contact with a prospective customer. During our sales effort, we spend significant time educating prospective customers on the use and benefits of our products and services. As a result, the sales cycle for these products and services may range from a few weeks to over one year for our larger customers. The average sales cycle is likely to be longer in the future because we believe that prospective customers are likely to require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for technology customers or larger affiliate marketing customers to implement our services, they must commit a significant amount of resources over an extended period of time, and affiliate marketing customers must convert existing publishers and recruit and implement new publishers on our technology platform. Furthermore, even after a customer purchases our products and services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as customers' budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer personnel to implement our applications, and the complexity of customers' advertising needs. When the sales and implementation cycles of our technology or affiliate marketing products and services are delayed, our revenue will likewise be delayed. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay in revenue recognition or cancellation of a customer agreement.

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

        We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Third-party software providers could copy or otherwise obtain and use our technologies without authorization or develop similar technologies independently, which may infringe upon our proprietary rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technologies or develop competing technologies. Intellectual property protection may also be unavailable or limited in some foreign countries.

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

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, OUR EXPENSES COULD INCREASE, AND WE COULD LOSE CUSTOMERS AND ADVERTISING INVENTORY.

        The Internet advertising market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated technology investments. Our success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers' and Web publisher partners' changing demands. For example, advertisers are increasingly requiring Internet advertising networks to have the ability to deliver advertisements utilizing new formats that surpass stationary images and incorporate rich media, such as video and audio, interactivity, and more precise consumer targeting techniques. Our systems do not support some types of advertising formats and some of the website publishers in our networks do not accept all types of advertising formats we support. In addition, an increase in the bandwidth of Internet access resulting in faster data delivery may provide new products and services that will take advantage of this expansion in delivery capability. If we fail to adapt successfully to such developments, we could lose customers or advertising inventory. We purchase most of the software used in our business. We intend to continue to acquire technologies from third-parties necessary for us to conduct our business. We cannot assure you that, in the future, these technologies will be available on commercially reasonable terms, or at all. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new solutions. Any new solution or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance. If we fail to keep pace with technological developments and the introduction of new industry and technology standards on a cost-effective basis, our expenses could increase, and we could lose customers and advertising inventory.

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION AND INDUSTRY STANDARDS, INCLUDING, BUT NOT LIMITED TO, PROMOTION-BASED LEAD GENERATION MARKETING, SPYWARE, PRIVACY AND EMAIL MATTERS, COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

        Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding spyware (e.g., H.R. 964, the "the Spy Act of 2007") and the New York Attorney General's office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. The Federal Trade Commission ("FTC") conducted an investigation into certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, the Company agreed to a stipulated injunction with the FTC resolving this matter. The injunction makes clear that it constitutes no finding of any impermissible conduct by the company in the past under preexisting FTC regulations then in effect. But the injunction also imposes new FTC guidelines for promotional lead generation activities, consistent with the approach that the agency has recently begun to apply to the company's competitors. Compliance with these new FTC guidelines may adversely affect our ability to operate in the lead generation sector. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

WE COULD BE SUBJECT TO LEGAL CLAIMS, GOVERNMENT ENFORCEMENT ACTIONS AND DAMAGE TO OUR REPUTATION AND HELD LIABLE FOR OUR OR OUR CUSTOMERS' FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS, REGULATIONS OR POLICIES GOVERNING CONSUMER PRIVACY, WHICH COULD MATERIALLY HARM OUR BUSINESS.

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

        The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We are currently involved in this type of litigation, which arose shortly after our stock price dropped significantly during the third quarter of 2007. Litigation of this type is often expensive and diverts management's attention and resources.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

        As of December 31, 2007, we have total intangible assets, including goodwill, of $552.5 million. We are required under accounting principles generally accepted in the United States of America to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

WE MAY INCUR LIABILITIES TO TAX AUTHORITIES IN EXCESS OF AMOUNTS THAT HAVE BEEN ACCRUED WHICH MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        As more fully described in note 7 to our consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND OUR BUSINESS MAY BE HARMED AND OUR STOCK PRICE MAY BE ADVERSELY IMPACTED.

        Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. We determined that our internal control over financial reporting was effective as of December 31, 2005, 2006 and 2007. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS, AND RECENTLY ADOPTED CHANGES IN ACCOUNTING FOR EQUITY COMPENSATION WILL ADVERSELY AFFECT EARNINGS.

        We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of December 31, 2007, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. In addition, beginning January 1, 2006 the Company was required to record stock-based compensation related to stock options which has negatively impacted net income for periods after this date. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2007, the Company leased facilities at the following locations:

  •
  Westlake Village, California (one location totaling 40,300 square-feet)

  •
  Santa Barbara, California (three locations totaling 50,800 square-feet)

  •
  Harrisburg, Pennsylvania (two locations totaling 34,000 square-feet)

  •
  London, England (two locations totaling 20,200 square-feet)

  •
  Westborough, Massachusetts (one location totaling 16,000 square-feet)

  •
  New York, New York (two locations totaling 13,900 square-feet)

  •
  Louisville, Kentucky (one location totaling 12,800 square-feet)

  •
  Los Angeles, California (two locations totaling 11,000 square-feet)

  •
  San Francisco, California (one location totaling 10,600 square-feet)

  •
  Shanghai, China (one location totaling 25,000 square-feet)

        We own land and a building, approximating 61,900 square-feet and 23,800 square-feet, respectively, in Simi Valley, California. We also lease small office space and facilities in: Agoura Hills, California; Monrovia, California; Chicago, Illinois; Paris, France; Munich, Germany; Stockholm, Sweden; and,

Tokyo, Japan. In addition, we use third-party co-location facilities that house our Web servers in: Sunnyvale, California; San Jose, California; Agoura Hills, California; Los Angeles, California; El Segundo, California; Irvine, California; Santa Clara, California; Mechanicsburg, Pennsylvania; Louisville, Kentucky; London, England; Stockholm, Sweden; and Shanghai, China. For additional information regarding our obligations under leases, see note 13 "Commitments and Contingencies" to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

  FTC Inquiry into Compliance with Section 5 of the Federal Trade Commission Act:

        On May 16, 2007, the Company received a letter from the Federal Trade Commission ("FTC") stating that the FTC was conducting an inquiry to determine whether the Company's lead generation activities violate either the Federal Trade Commission Act ("FTC Act") or the CAN-SPAM Act. Specifically, the FTC investigated certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, without admitting any wrongdoing, the Company and the FTC agreed to a stipulated injunction to resolve this matter. The agreement is subject to Department of Justice and presiding court approval. The terms of the stipulated injunction include the payment of $2.9 million as well as guidelines under which the Company has agreed to operate its promotional lead generation activities. The Company recorded an accrual for the settlement payment associated with the stipulated injunction in its consolidated financial statements for the year ended December 31, 2007. The agreement between the Company and the FTC is for settlement purposes only, and does not constitute an admission by the Company that a law has been violated or that the facts as alleged in the FTC's complaint are true.

        On July 9, 2007, the Company received a letter from the FTC stating that the FTC was conducting an inquiry regarding advertising claims made by the Company's customers who offer anti-spyware programs and the dissemination of such advertising. Specifically, the FTC investigated whether the Company or others engaged in unfair or deceptive acts or practices in violation of the FTC Act. The Company was notified by the FTC in the first quarter of 2008 that its inquiry into this matter had concluded with no findings of any wrongdoing by the Company.

  Other Matters:

        On April 20, 2007, Mireille Carrier and Settlement Recovery Center filed separate putative class action complaints in the United States District Court for the Central District of California against ValueClick, Inc., Commission Junction, Inc., and Be Free. The purported class action complaints allege inter alia, breach of contract and violations of the Unfair Competition Law. The complaints stem from the alleged impact of adware on the assessment of internet advertising commissions. The complaints have been consolidated into one action. A formal mediation in this matter occurred on February 25, 2008. At the end of the mediation session, the mediator made a "mediator's proposal" that the action be settled for a one time payment of $1.5 million, for which the Company has recorded an accrual in its December 31, 2007 consolidated financial statements, and practice changes to be negotiated to combat adware in the future. There has been no finding of wrongdoing in the case and the Company denies any liability.

        On August 17, 2007, a purported securities fraud class action lawsuit was filed in the United States District Court for the Central District of California by Carl Waldrep, on behalf of himself and all others similarly situated, presuming to represent all persons who purchased or otherwise acquired the common stock of ValueClick, Inc. ("the Company") between November 1, 2006 and July 27, 2007. The lawsuit alleges violations of certain federal securities laws based upon the Company and its officers alleged misrepresentation of materially false and misleading statements concerning the Company's compliance with laws and standards applicable to its lead generation business, among other things. The lawsuit is brought against the Company, its Executive Chairman and its Chief Administrative Officer. Since August 17, 2007 and through the date of this filing, one other similar purported class action was filed, and both actions have since been consolidated. The Company intends to defend itself vigorously. No amounts have been recorded in the Company's consolidated financial statements as of December 31, 2007 related to this matter.

        On August 30, 2007, Plaintiff, David Marashlian, a ValueClick shareholder purportedly suing on behalf of the Company, filed a derivative suit against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, Inc. "the Defendants") in the Los Angeles County Superior Court. The Complaint alleges that Defendants breached their fiduciary duties and asserts other related common law and statutory claims based on, among other things, alleged improper sales of stock and improper financial reporting. The allegation arise from Plaintiff's claim that individual Defendants caused or allowed ValueClick to improperly conceal in its public statements that a material portion of its revenues were generated from practices that violated the CAN-SPAM Act of 2003 among other things. On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The Company intends to defend itself vigorously against these and related allegations. No amounts have been recorded in the Company's consolidated financial statements as of December 31, 2007 related to these matters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has traded on the NASDAQ Global Select Market (including its predecessor markets) under the symbol "VCLK" since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. On February 21, 2008, the last sale price of our common stock reported by the NASDAQ Global Select Market was $20.69 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter	$29.97	$20.22
Third Quarter	$31.49	$18.06
Second Quarter	$36.70	$26.06
First Quarter	$29.33	$22.61

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2006
Fourth Quarter	$25.47	$17.30
Third Quarter	$18.86	$13.15
Second Quarter	$18.65	$13.22
First Quarter	$20.98	$15.46

Stockholders

        As of December 31, 2007, there were 617 stockholders of record who held shares of our common stock.

Dividend Policy

        We have not declared or paid any cash dividends on our capital stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

Stockholder Return Performance Graph

        Set forth below is a graph comparing the cumulative total stockholder return of $100 invested in our common stock on December 31, 2002 through December 31, 2007 relative to the cumulative total return of $100 invested in the NASDAQ Composite Index and the RDG Internet Composite Index calculated similarly for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ValueClick, Inc., The NASDAQ Composite Index
And The RDG Internet Composite Index

*
$100 invested on 12/31/02 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 and with respect to our consolidated balance sheets as of December 31, 2007 and 2006 have been derived from the audited consolidated financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with both Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K and the consolidated financial statements and the notes to those consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenue	$645,616	$545,616	$304,007	$169,178	$92,516
Cost of revenue	204,601	167,861	88,839	50,762	32,024

Gross profit	441,015	377,755	215,168	118,416	60,492
Operating expenses:
Sales and marketing(2)	190,667	162,905	75,640	36,369	21,275
General and administrative(2)	78,248	58,128	40,908	27,413	19,880
Technology(2)	35,959	32,797	22,137	16,016	10,562
Amortization of intangible assets	25,949	21,801	12,179	4,111	1,570
Restructuring benefit, net	—	—	(73)	(1,003)	—

Total operating expenses	330,823	275,631	150,791	82,906	53,287

Income from operations	110,192	102,124	64,377	35,510	7,205
Interest income, net	12,053	8,005	5,077	3,665	3,364
Gain on sale of equity interest in Japan subsidiary	—	—	—	8,007	—
Other income	—	—	—	63	—

Income before income taxes and minority interest	122,245	110,129	69,454	47,245	10,569
Income tax expense	51,633	47,555	28,810	16,153	830

Income before minority interest	70,612	62,574	40,644	31,092	9,739
Minority share of loss in consolidated subsidiary	—	—	—	130	84

Net income	$70,612	$62,574	$40,644	$31,222	$9,823

Basic net income per common share	$0.71	$0.63	$0.46	$0.39	$0.13

Weighted-average shares used to calculate basic net income per common share	99,224	99,600	87,722	80,063	74,300

Diluted net income per common share	$0.70	$0.62	$0.45	$0.37	$0.13

Weighted-average shares used to calculate diluted net income per common share	100,518	101,721	90,857	84,038	78,436

(1)
The amounts included in the Consolidated Statement of Operations Data for the years presented reflect acquisitions and a disposition as follows:

Acquisitions	Date
MeziMedia	July 2007
Shopping.net	December 2006
Fastclick, Inc.	September 2005
Web Marketing Holdings, Inc. ("Webclients")	June 2005
E-Babylon, Inc.	June 2005
Pricerunner AB	August 2004
Commission Junction, Inc.	December 2003
HiSpeed Media, Inc.	December 2003
Search123.com, Inc.	May 2003

Disposition	Date
ValueClick Japan	March 2004

(2)
Includes stock-based compensation for the following periods (in thousands):

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Sales and marketing	$5,101	$4,429	$817	$369	$113
General and administrative	10,937	5,258	382	245	181
Technology	2,449	2,253	823	125	58

	$18,487	$11,940	$2,022	$739	$352

Consolidated Balance Sheet Data:

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Cash, cash equivalents and current and non-current marketable securities	$287,517	$281,594	$240,783	$242,583	$220,120
Working capital	$179,649	$315,576	$259,797	$241,424	$213,809
Total assets	$1,011,022	$793,266	$720,861	$384,714	$323,099
Total non-current liabilities	$81,890	$62,143	$35,372	$14,964	$5,676
Total stockholders' equity	$709,933	$643,709	$618,543	$328,761	$274,207

Quarterly Results

        The following table sets forth some of our selected financial information for our eight most recent fiscal quarters. In the opinion of our management, this unaudited financial information has been prepared on the same basis as the audited financial statements, and includes all adjustments, consisting only of normal recurring adjustments, necessary to fairly state this information when read in conjunction with our consolidated financial statements and the related notes contained elsewhere herein. These operating results are not necessarily indicative of results of any future period.

	For the Three-Month Period Ended
	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
	(in thousands, except per share data)
Revenue	$183,124	$156,892	$148,676	$156,924	$160,436	$137,865	$130,028	$117,287
Cost of revenue	58,047	50,450	49,057	47,047	47,789	38,709	42,126	39,237

Gross profit	125,077	106,442	99,619	109,877	112,647	99,156	87,902	78,050
Operating expenses:
Sales and marketing(1)	53,631	46,390	42,194	48,452	47,620	46,270	37,641	31,374
General and administrative(1)	25,232	18,275	17,200	17,541	15,594	14,326	11,377	16,831
Technology(1)	9,573	8,724	8,735	8,927	8,183	8,301	8,267	8,046
Amortization of intangible assets	7,982	6,726	5,470	5,771	5,234	5,462	5,450	5,655

Total operating expenses	96,418	80,115	73,599	80,691	76,631	74,359	62,735	61,906

Income from operations	28,659	26,327	26,020	29,186	36,016	24,797	25,167	16,144
Interest income, net	2,796	2,943	3,375	2,939	2,440	1,642	2,005	1,918

Income before income taxes	31,455	29,270	29,395	32,125	38,456	26,439	27,172	18,062
Income tax expense	13,936	12,439	11,767	13,491	16,906	9,648	12,728	8,273

Net income	$17,519	$16,831	$17,628	$18,634	$21,550	$16,791	$14,444	$9,789

Basic net income per common share	$0.18	$0.17	$0.18	$0.19	$0.22	$0.17	$0.14	$0.10
Diluted net income per common share	$0.18	$0.17	$0.17	$0.18	$0.22	$0.17	$0.14	$0.09

(1)
Includes stock-based compensation for the following periods (in thousands):

	For the Three-Month Period Ended
	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
Sales and marketing	$1,577	$1,200	$1,296	$1,028	$835	$1,145	$1,173	$1,276
General and administrative	3,081	2,791	2,981	2,084	1,231	1,264	1,397	1,366
Technology	677	603	643	526	366	583	626	678

	$5,335	$4,594	$4,920	$3,638	$2,432	$2,992	$3,196	$3,320

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K beginning on page F-1.

        The following discussion contains forward-looking statements based on the current expectations, assumptions, estimates, and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in Item 1A "Risk Factors" and elsewhere in this annual report on Form 10-K. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        On July 30, 2007, we completed the acquisition of MeziMedia and included the results of operations of MeziMedia in our consolidated results of operations beginning on the date of acquisition. On December 1, 2006, we completed the acquisition of Shopping.net and included the results of operations of Shopping.net in our consolidated results of operations beginning as of that date. In 2005, we acquired Fastclick, Inc. ("Fastclick"), completed on September 29, 2005, Web Marketing Holdings, Inc. ("Webclients"), completed on June 24, 2005, and E-Babylon, Inc. ("E-Babylon"), completed on June 13, 2005. The results of operations of Fastclick, Webclients and E-Babylon have been included in our consolidated results of operations beginning October 1, 2005, July 1, 2005 and June 1, 2005, respectively. Note 3 "Recent Business Combinations and Investments" to our consolidated financial statements included in this annual report on Form 10-K provides unaudited pro forma revenue, net income and basic and diluted net income per common share for the years ended December 31, 2007 and 2006 as if the acquisitions of MeziMedia and Shopping.net occurred as of January 1, 2006.

        We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and Technology. Each of these four business segments is described in Item 1 "Business" of this annual report on Form 10-K.

        The following table provides revenue, gross profit, operating expenses, and income from operations information for each of our four business segments. Segment income from operations, as shown below, excludes the effects of: stock-based compensation; amortization of intangible assets; restructuring benefit, net; and corporate expenses as these items are excluded from the segment performance measures utilized by the Company's chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company's executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Media Segment
Revenue	$386,735	$382,973	$164,835
Cost of revenue	154,767	141,457	66,966

Gross profit	231,968	241,516	97,869
Operating expenses	145,394	147,323	59,559

Segment income from operations	$86,574	$94,193	$38,310

Affiliate Marketing Segment
Revenue	$136,696	$112,150	$95,791
Cost of revenue	26,374	19,770	17,116

Gross profit	110,322	92,380	78,675
Operating expenses	42,063	34,474	33,714

Segment income from operations	$68,259	$57,906	$44,961

Comparison Shopping Segment
Revenue	$92,020	$26,217	$17,295
Cost of revenue	20,332	2,165	664

Gross profit	71,688	24,052	16,631
Operating expenses	54,239	20,976	14,597

Segment income from operations	$17,449	$3,076	$2,034

Technology Segment
Revenue	$32,538	$25,714	$27,015
Cost of revenue	5,765	5,396	5,275

Gross profit	26,773	20,318	21,740
Operating expenses	14,139	12,696	12,437

Segment income from operations	$12,634	$7,622	$9,303

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$184,916	$162,797	$94,608
Corporate expenses	(30,288)	(26,932)	(16,103)
Stock-based compensation	(18,487)	(11,940)	(2,022)
Amortization of intangible assets	(25,949)	(21,801)	(12,179)
Restructuring benefit, net	—	—	73

Consolidated income from operations	$110,192	$102,124	$64,377

Reconciliation of segment revenue to consolidated revenue:
Media	$386,735	$382,973	$164,835
Affiliate Marketing	136,696	112,150	95,791
Comparison Shopping	92,020	26,217	17,295
Technology	32,538	25,714	27,015
Inter-segment eliminations	(2,373)	(1,438)	(929)

Consolidated revenue	$645,616	$545,616	$304,007

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2007 and 2006

        Revenue.    Consolidated revenue for the year ended December 31, 2007 was $645.6 million, representing an 18.3% increase over the prior year total of $545.6 million.

        Media segment revenue increased to $386.7 million for the year ended December 31, 2007 compared to $383.0 million for 2006. In 2007, strong growth in our display advertising revenue was largely offset by a decrease in our lead generation marketing revenue. We believe the decrease in our lead generation marketing revenue was primarily due to the FTC inquiry into this business that is described further in note 13 to our consolidated financial statements.

        Affiliate Marketing segment revenue increased to $136.7 million for the year ended December 31, 2007 compared to $112.2 million in 2006. This increase of $24.5 million, or 21.9%, was due to a continued increase, both in the U.S. and Europe, in the number of customers and an increase in transaction volumes associated with both our new and existing customers.

        Comparison Shopping segment revenue increased to $92.0 million for the year ended December 31, 2007 compared to $26.2 million in 2006. The increase of $65.8 million, or 251.0%, was primarily attributable to the acquisition of MeziMedia in July 2007 as well as growth in our historical European comparison shopping operations. With the acquisition of MeziMedia, Comparison Shopping segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

        Technology segment revenue was $32.5 million for the year ended December 31, 2007 compared to $25.7 million in 2006, an increase of $6.8 million, or 26.5%. The increase in revenue was primarily related to higher volumes of ad serving, both domestically and in Europe, during the year ended December 31, 2007 compared to the same period of the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

        There is no guarantee that revenue will continue to grow at historical rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as past acquisitions.

        Cost of Revenue and Gross Profit.    Cost of revenue for the Media segment consists primarily of amounts that we pay to website publishers that are directly related to a revenue-generating event. We pay these publishers on a CPC, CPA, CPL, or CPM basis. Cost of revenue also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Consolidated cost of revenue was $204.6 million for the year ended December 31, 2007 compared to $167.9 million in 2006, an increase of $36.7 million, or 21.9%. The consolidated gross margin decreased from 69.2% for the year ended December 31, 2006 to 68.3% for the year ended December 31, 2007. This decrease in consolidated gross margin is primarily a result of the lower gross margins experienced by our Media, Affiliate Marketing and Comparison Shopping segments in 2007 as described more fully below.

        Cost of revenue for the Media segment increased $13.3 million, or 9.4%, to $154.8 million for the year ended December 31, 2007 compared to $141.5 million in 2006. Our Media segment gross margin decreased to 60.0% for the year ended December 31, 2007 compared to 63.1% for the same period in 2006. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

        Cost of revenue for the Affiliate Marketing segment was $26.4 million for the year ended December 31, 2007 compared to $19.8 million in 2006. Our Affiliate Marketing segment gross margin decreased to 80.7% for the year ended December 31, 2007 from 82.4% for the same period in 2006. The decrease was primarily associated with an increase in the mix of search revenue, which generates lower gross margins than other revenue components in the Affiliate Marketing segment.

        Cost of revenue for the Comparison Shopping segment was $20.3 million for the year ended December 31, 2007 compared to $2.2 million in 2006. The increase in cost of revenue was primarily due to the acquisition of MeziMedia in July 2007. Our Comparison Shopping segment gross margin decreased to 77.9% for 2007 from 91.7% in 2006 due primarily to increased publisher costs associated with third-party revenue-share arrangements and the impact of the acquisition of MeziMedia.

        Technology segment cost of revenue was $5.8 million for the year ended December 31, 2007 compared to $5.4 million in 2006. Our Technology segment gross margin increased to 82.3% in 2007 from 79.0% in 2006 due to the operating leverage associated with higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

  Operating Expenses:

        Sales and Marketing.    Sales and marketing expenses consist primarily of sales and marketing compensation and employee benefits, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers that are not directly associated with a revenue-generating event. Sales and marketing expenses for the year ended December 31, 2007 were $190.7 million compared to $162.9 million in 2006, an increase of $27.8 million, or 17.0%. Sales and marketing expenses increased primarily due to the inclusion of online advertising costs of MeziMedia, acquired in July 2007, and increases in our worldwide sales and marketing staff, offset partially by a decrease in online advertising costs in our lead generation marketing business. Our sales and marketing expenses as a percentage of revenue remained relatively consistent at 29.5% for the year ended December 31, 2007 compared to 29.9% in 2006.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses increased to $78.2 million for the year ended December 31, 2007 compared to $58.1 million in 2006, an increase of $20.1 million, or 34.6%. General and administrative expenses increased primarily due to an increase of $5.7 million in stock-based compensation, a $2.9 million settlement with the FTC (as described more fully in note 13 to our consolidated financial statements), the inclusion of MeziMedia's general and administrative expenses, higher bad debt expense, increased legal costs, and increased compensation costs to support the growth in our business. As a result of these items, our general and administrative expenses as a percentage of revenue increased to 12.1% for the year ended December 31, 2007 compared to 10.7% in 2006.

        Technology.    Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the year ended December 31, 2007 were $36.0 million compared to $32.8 million in 2006, an increase of $3.2 million, or 9.6%. The increase in technology expenses was due primarily to the inclusion of MeziMedia's technology expenses, increases in our worldwide technology staff and the overall growth in our business. Our technology expenses as a percentage of revenue remained relatively consistent at 5.6% for the year ended December 31, 2007 compared to 6.0% in 2006.

        Segment Income from Operations.    Media segment income from operations for the year ended December 31, 2007 decreased 8.1%, or $7.6 million, to $86.6 million, from $94.2 million in the prior year, and represented 22.4% and 24.6% of Media segment revenue in these respective periods. The decrease in both Media segment income from operations and operating margin was due principally to a decline in our lead generation marketing revenue, offset partially by an increase in our display advertising revenue as noted above.

        Affiliate Marketing segment income from operations for the year ended December 31, 2007 increased 17.9%, or $10.4 million, to $68.3 million, from $57.9 million in the prior year, and represented 49.9% and 51.6% of Affiliate Marketing segment revenue in these respective periods. The increase of $10.4 million in Affiliate Marketing segment income from operations was largely attributable to the higher revenue as described above. The lower operating margin was due primarily to an increase in the mix of search revenue, which generates lower operating margins than other revenue components in the Affiliate Marketing segment.

        Comparison Shopping segment income from operations for the year ended December 31, 2007 increased to $17.4 million, from $3.1 million in the prior year, and represented 19.0% and 11.7% of Comparison Shopping segment revenue in these respective periods. The increase in Comparison Shopping segment income from operations and operating margin was largely attributable to the acquisition of MeziMedia.

        Technology segment income from operations for the year ended December 31, 2007 increased to $12.6 million, from $7.6 million in the prior year, and represented 38.8% and 29.6% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin was attributable to the operating leverage associated with the higher revenue as described above.

        Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2007 amounted to $18.5 million compared to $11.9 million in 2006. The increase of $6.5 million was primarily due to the impact of new stock options granted during 2007. We currently anticipate total stock-based compensation in the range of $22 million to $23 million for the year ending December 31, 2008. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

        Amortization of Intangible Assets.    Amortization of intangible assets for the year ended December 31, 2007 was $25.9 million compared to $21.8 million in 2006. This expense represents the amortization of intangible assets acquired through business combinations. The increase compared to the prior year was due to the intangible assets purchased in the MeziMedia and Shopping.net acquisitions. We currently anticipate total amortization of intangible assets of approximately $29.5 million for the year ending December 31, 2008.

        Interest Income, net.    Interest income, net, consists principally of interest earned on our cash and cash equivalents and marketable securities. Interest income, net, was $12.1 million for the year ended December 31, 2007 compared to $8.0 million for the year ended December 31, 2006. The increase was primarily attributable to effects of higher average cash and cash equivalents and marketable securities balances in the current year. We currently anticipate that our interest income in the year ending December 31, 2008 will be significantly lower than the fiscal 2007 amount due to cash used in the first quarter of 2008 for the MeziMedia earnout payment (as more fully described in note 3 to our consolidated financial statements) and due to the decreasing interest rate environment.

        Income Tax Expense.    For the year ended December 31, 2007, we recorded an income tax expense of $51.6 million compared to $47.6 million in 2006. The decrease in the effective income tax rate for the year ended December 31, 2007 to 42.2% from 43.2% for the year ended December 31, 2006 was primarily due to an increase in tax-exempt interest income earned on our marketable securities during 2007 compared to 2006. We currently expect our effective tax rate to be approximately 42% in the year ending December 31, 2008.

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

        Cost of Revenue and Gross Profit.    Consolidated cost of revenue was $167.9 million for the year ended December 31, 2006 compared to $88.8 million in 2005, an increase of $79.0 million, or 88.9%. The consolidated gross margin decreased from 70.8% for the year ended December 31, 2005 to 69.2% for the year ended December 31, 2006. This decrease in consolidated gross margin is a result of the higher revenue growth experienced by our Media segment compared to our other segments. As described more fully below, our Media segment gross margin is lower than the gross margin generated by our other segments.

        Cost of revenue for the Media segment increased $74.5 million, or 111.2%, to $141.5 million for the year ended December 31, 2006 compared to $67.0 million in 2005. The increase in cost of revenue was primarily related to the corresponding increase in Media segment revenue. Our Media segment gross margin of 63.1% for the year ended December 31, 2006 compared to 59.4% in 2005 reflects: a greater mix of lead generation revenue in 2006, which generates a higher gross margin than other components of Media segment revenue; and an improved gross margin generated by our display advertising network business operations in 2006 compared to 2005. Lead generation revenue generates a higher gross margin than other components of the Media segment as certain online advertising costs associated with our lead generation activities are classified as sales and marketing expense and not as cost of revenue as they are not directly related to a revenue-generating event.

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

  Operating Expenses:

        Sales and Marketing.    Sales and marketing expenses for the year ended December 31, 2006 were $162.9 million compared to $75.6 million in 2005, an increase of $87.3 million, or 115.4%. Sales and marketing expenses increased primarily due to the inclusion of sales and marketing expenses, including online advertising costs, for E-Babylon, acquired in June 2005, Webclients, acquired in June 2005, and Fastclick, acquired in September 2005, all of which are included in the Media segment. Additionally, increases in online advertising costs related to our lead generation and e-commerce activities from our historical businesses, an increase in stock-based compensation of $3.6 million, and increases in our worldwide sales and marketing staff contributed to the increase in sales and marketing expenses. Our sales and marketing expenses as a percentage of revenue increased to 29.9% for the year ended December 31, 2006 compared to 24.9% in 2005, primarily driven by higher online advertising costs as described above.

        General and Administrative.    General and administrative expenses increased to $58.1 million for the year ended December 31, 2006 compared to $40.9 million in 2005, an increase of $17.2 million, or 42.1%. General and administrative expenses increased primarily due to the inclusion of incremental months of general and administrative expenses of E-Babylon, Webclients and Fastclick, an increase of $7.0 million in professional services fees including audit, legal, Sarbanes-Oxley compliance, and tax, an increase of $4.9 million in stock-based compensation, and increased compensation and related employee benefit costs to support the growth in our business. Our general and administrative expenses as a percentage of revenue decreased to 10.7% for the year ended December 31, 2006 compared to 13.5% in 2005, primarily as a result of the operating leverage associated with higher revenue.

        Technology.    Technology expenses for the year ended December 31, 2006 were $32.8 million compared to $22.1 million in 2005, an increase of $10.7 million, or 48.2%. The increase in technology expenses was due primarily to the inclusion of incremental months of technology expenses of E-Babylon, Webclients and Fastclick, increased stock-based compensation of $1.4 million, and the overall growth in our business. Our technology expenses as a percentage of revenue decreased to 6.0% for the year ended December 31, 2006 compared to 7.3% in 2005, primarily as a result of the operating leverage associated with higher revenue.

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

        Stock-Based Compensation.    We adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") as of January 1, 2006. SFAS 123(R) requires us to recognize stock-based compensation equal to the grant date fair value of stock options issued to employees and directors. Prior to January 1, 2006, we did not record any stock-based compensation for stock options granted with an exercise price equal to the fair market value of our common stock on the date of grant. Stock-based compensation for the year ended December 31, 2006 amounted to $11.9 million compared to $2.0 million in 2005. The increase of $9.9 million was due to stock-based compensation recognized under SFAS 123(R).

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

        Interest Income, net.    Interest income, net, was $8.0 million for the year ended December 31, 2006 compared to $5.1 million for the year ended December 31, 2005. The increase was primarily attributable to the interest expense of $794,000 recorded in 2005 related to short-term debt that was fully repaid in September 2005 (as more fully described in the Liquidity and Capital Resources section below under Short-Term Debt) and the effects of increasing average investment yields as a result of interest rate increases in 2005 and 2006.

        Income Tax Expense.    For the year ended December 31, 2006, we recorded an income tax expense of $47.6 million compared to $28.8 million in 2005. The increase in the effective income tax rate for the year ended December 31, 2006 to 43.2% from 41.5% for the year ended December 31, 2005 was primarily due to the higher relative profit contribution from our domestic operations, which are generally subject to higher tax rates than our international operations, and the impact of SFAS 123(R).

Liquidity and Capital Resources

        Since our inception, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At December 31, 2007, our combined cash and cash equivalents and current and non-current marketable securities balances totaled $287.5 million.

        Net cash provided by operating activities totaled $142.5 million for the year ended December 31, 2007 compared to $114.2 million in 2006 and $60.7 million in 2005. The increase in net cash provided by operating activities of $28.3 million from 2006 to 2007 was primarily due to an increase in our net income before non-cash depreciation, amortization and stock-based compensation of $20.6 million, and an increase in the amount of net positive working capital changes. The increase in net cash provided by operating activities from 2005 to 2006 of $53.6 million was largely due to an increase of $21.9 million in our net income adjusted for the impact of non-cash items including depreciation, amortization expense resulting from our 2005 and 2006 acquisitions and non-cash, stock-based compensation as a result of the adoption of SFAS 123(R) in 2006, offset by a change in the classification of excess tax benefits from stock option exercises from the operating activities section of the consolidated statement of cash flows to the financing activities section as required by SFAS 123(R).

        Net cash used in investing activities for the year ended December 31, 2007 of $110.5 million was the result of net cash used of $102.1 million, net, related to the acquisition of MeziMedia and $9.3 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $0.9 million. For the year ended December 31, 2006, net cash used in investing activities of $32.5 million was the result of net cash used of $11.1 million for the acquisition of Shopping.net, $10.2 million for property and equipment purchases, $10.2 million of net purchases of marketable securities, and $1.0 million of additional consideration paid related to our acquisition of HiSpeed Media in December 2003. For the year ended December 31, 2005 net cash used in investing activities totaled $48.2 million and resulted primarily from the use of $59.6 million for the acquisition of E-Babylon, Webclients and Fastclick, and $9.0 million of property and equipment purchases, offset by net sales of marketable securities of $20.4 million.

        Net cash used in financing activities for the year ended December 31, 2007 of $26.3 million was primarily attributable to $44.0 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $13.2 million received from the exercises of stock options and $4.5 million of excess tax benefits from stock option exercises. Net cash used in financing activities for the year ended December 31, 2006 of $54.6 million was primarily attributable to $103.4 million used to repurchase our common stock under our stock repurchase program as described below under Stock Repurchase Program, offset by proceeds of $30.4 million received from the exercises of stock options and $18.6 million of excess tax benefits from stock option exercises. For the year ended December 31, 2005, net cash provided by financing activities of $8.5 million was primarily attributable to proceeds received from the exercises of stock options of $14.4 million, partially offset by the repurchase of $5.7 million of the Company's common stock under our Stock Repurchase Program.

Marketable Securities

        Marketable securities as of December 31, 2007 consisted of highly rated municipal, U.S. government agency and corporate securities with maturities of less than two years, and highly rated municipal auction rate securities. Auction rate securities provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals, usually every seven to thirty-five days. This mechanism allows existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the auction rate security, or to gain immediate liquidity by selling such interests at par. As of December 31, 2007, our marketable securities portfolio, which totaled $204.8 million, included $78.8 million of AAA rated auction rate securities consisting principally of insured or government supported municipal debt obligations. None of the auction rate securities in our portfolio are mortgage-backed, and, through December 31, 2007, there had been no failed auctions related to these securities. In January 2008, we liquidated a substantial portion of our auction rate securities at par and the remaining auction rate securities with January auction reset dates had successful auctions at which their interest rates were reset. At the end of February 2008, $34.3 million of auction rate securities remained in our portfolio and auctions for $30 million of these securities failed in February 2008. These failures resulted in the interest rates on these investments resetting to contractually stipulated "fail rates" that are variable based on short term municipal bond or other market indices, or fixed rates that may result in us earning above-market interest rates on these investments. In the event we need to access these funds, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market. As a result of this development and remaining uncertainty in the market for auction rate securities, we have classified $34.1 million of auction rate securities as "non-current" in the accompanying consolidated balance sheet as of December 31, 2007.

Short-Term Debt

        In June 2005, in connection with the closing of the acquisition of Webclients as discussed in note 3 to the consolidated financial statements, we entered into a Master Repurchase Agreement ("Repurchase Agreement") with a major financial institution under which we borrowed $91.7 million and pledged marketable securities with a fair value of $94.2 million as collateral. Under the terms of the Repurchase Agreement, we were required to pay interest at the Federal Funds rate plus 30 basis points. For the year ended December 31, 2005, we incurred interest expense related to the Repurchase Agreement of $794,000 at an average annualized rate of 3.73%. We repaid all outstanding principal and interest due under the Repurchase Agreement as of September 30, 2005 using a combination of cash generated from operations, maturities of previously pledged marketable securities and cash acquired in the Fastclick acquisition. While we may elect to borrow additional funds in the future under a similar agreement, the amount of such borrowing and the related terms will be subject to approval by the financial counter-party, and there can be no guarantee that we will be able to borrow upon terms that are favorable to us.

Stock Repurchase Program

        In September 2001, our board of directors authorized a stock repurchase program ("the Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2006, our board of directors had authorized a total of $245 million for repurchases under the Program and we had repurchased a total of 32.6 million shares of our common stock for $179.1 million. As of December 31, 2006, we had $65.9 million available under the Program. The amounts authorized by our board of directors exclude broker commissions.

        During the year ended December 31, 2007, our board of directors increased the authorization of the Program by $34.1 million, and we repurchased 2.3 million shares of our common stock for $44 million, including broker commissions. As of December 31, 2007, up to an additional $56 million of our capital may be used to repurchase shares of our outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management or the board of directors determines additional repurchases are not warranted.

Commitments and Contingencies

        Contractual obligations at December 31, 2007 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years	Other
Operating leases(1)	$16,697	$6,585	$8,303	$1,809	$—	$—
Purchase obligations(2)	2,690	2,305	362	23	—	—
Liability for unrecognized tax benefits(3)	68,597	—	—	—	—	68,597
Contingent consideration related to MeziMedia acquisition(4)	251,814	106,950	144,864	—	—	—

Total contractual obligations	$339,798	$115,840	$153,529	$1,832	$—	$68,597

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.1 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not currently believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Please refer to note 7 to the condensed consolidated financial statements for a description of the liability for unrecognized tax benefits. As more fully described in note 7, because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, we are not able to estimate the timing of any payments that may result from this liability.

(4)
The merger agreement with MeziMedia requires us to pay additional contingent consideration of up to $251.8 million if certain revenue and earnings targets are met by MeziMedia through December 31, 2009. The amount payable within a year of $107.0 million represents the total contingent consideration earned for the year ended December 31, 2007, which was paid in February 2008, and of which $106.1 million was added to goodwill as additional purchase consideration and $900,000 was recorded as compensation expense. The amounts provided in the above table that are due after one year represent the maximum that can be earned for the time periods indicated. Any contingent consideration earned, after the deduction of potential employee bonus pools as per the terms of the merger agreement, will be capitalized as part of the purchase price of MeziMedia and will be recorded as an increase to goodwill.

        Other commercial commitments as of December 31, 2007 are as follows (in thousands):

	Other Commercial Commitments
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$585	—	—	$585	—

        The standby letters of credit are maintained pursuant to certain of our lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Certificates of deposit of $500,000 maintained by us at financial institutions that issued the standby letters of credit are included in cash and cash equivalents as of December 31, 2007.

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

        We believe that our existing cash and cash equivalents and our liquid marketable securities, combined with our expectation that we will generate cash flows from operations in fiscal 2008, will provide us with sufficient liquidity to fund our operations and capital requirements for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders may be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

  •
  technological advances;

  •
  our competitors' responses to our products and services;

  •
  our pursuit of strategic transactions, including mergers and acquisitions;

  •
  the extent of dislocations in the credit markets in the United States and the related impact on the liquidity of our marketable securities;

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" and Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Accordingly, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. To date, our agreements have not required a guaranteed minimum number of click-throughs or actions.

    Our Media and Comparison Shopping segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for our e-commerce business, when consumer products are shipped, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. We act as a principal in Media and Comparison Shopping segment transactions in that we are the primary obligor to the advertiser customer. In accordance with the provisions of EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," ("EITF 99-19"), revenue is recognized in our Media and Comparison Shopping segments on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

    Revenue for our Affiliate Marketing segment is generated primarily from: commission fees earned from transactions, including product sales made by our advertiser customers, occurring on our affiliate marketing networks; fixed monthly fees from program management services; fees earned, primarily on a CPC basis, from search syndication services; commission fees earned for our search engine marketing ("SEM") services; and, to a lesser extent, implementation fees. Commission fee revenue from transactions on our affiliate marketing networks and from our SEM services are recognized on a net basis in accordance with the provisions of EITF 99-19 as we act as an agent in these transactions and the payments to publishers are the contractual obligation of the advertiser customers. Commission fee revenue is recognized in the period that our advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of our SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Program management services fees revenue is recognized over the contractual service period, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Search syndication services revenue is recognized on a gross basis in accordance with the provisions of EITF 99-19, due to the fact that we are the primary obligor to our customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue. Search syndication services revenue is recognized in the period that a visitor to a website in our search syndication network completes a qualified search transaction, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Implementation fee revenue is recognized over the estimated customer lives, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

    Revenue for our Technology segment is generated primarily from fixed monthly fees or monthly transaction volume-based fees earned by us for making our technologies available to our customers on an application services provider ("ASP") basis. Such revenue is recognized monthly provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. We also generate a nominal amount of other services fee revenue in our Technology segment. Such other services fee revenue is recognized when the services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

    Our customers do not have the right to take possession of our software at any time during or after the term of the relevant customer agreement. Accordingly, as prescribed by EITF Issue No. 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," our revenue recognition is outside the scope of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition."

    Deferred revenue consists primarily of the unrecognized portion of implementation fee revenue for our Affiliate Marketing segment. Prepayments and amounts on deposit from customers are classified as an advertiser deposit liability.

    We estimate a provision for sales returns which is recorded as a reduction to revenue. The provision for sales returns reflects an estimate of commission based fee reversals related to product returns from consumers of our Affiliate Marketing customers and product returns from our e-commerce customers. In determining the estimate for sales returns, we rely upon historical data, contract information and other factors. The estimated provision for sales returns can vary from actual results. More or less product may be returned from consumers of our Affiliate Marketing customers and from our e-commerce customers as compared to what was estimated. These factors and unanticipated changes in the economic and industry environment could make the provision for sales returns estimates differ from actual returns.

    We recorded a provision for sales returns of $9.1 million and $7.3 million as a reduction to our revenue during the years ended December 31, 2007 and 2006, respectively. The increase in the provision for sales returns is a result of higher affiliate marketing revenue. If our assumptions with regard to the returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the December 31, 2007 allowance for sales returns of $415,000 and a corresponding decrease to revenue for the year then ended.

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

    As of December 31, 2007, we recorded an allowance for doubtful accounts and sales credits of $6.5 million, which represents an allowance percentage of 4.9% of our gross accounts receivable balance of $133.1 million. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances and/or our sales credits changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the December 31, 2007 allowance for doubtful accounts and sales credits of approximately $1.3 million and a corresponding decrease in our operating income for the year then ended.

  •
  Marketable Securities.  Marketable securities are classified as available-for-sale and accordingly are recorded at fair value, based on quoted market rates, with unrealized gains and losses reflected as a separate component of stockholders' equity titled accumulated other comprehensive income (loss), net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the intent and ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method. We also consider the balance sheet classification of our marketable securities (current versus non-current) based on whether such securities are available for current operations.

    As of December 31, 2007, we have net unrealized gains of $242,000 on a tax-effected basis on our marketable securities portfolio with a total fair value of $204.8 million, which include highly rated municipal and U.S. government agency securities and corporate bonds, in addition to municipal auction rate securities of $78.8 million. There had been no failed auctions on any of our auction rate securities through December 31, 2007 and we deemed that no impairment existed as of that date. At December 31, 2007, we classified $34.1 million of marketable securities related to auction rate securities as non-current due to the uncertainty as to whether such securities will be available for current operations. See further discussion of our marketable securities portfolio and auction rate securities holdings in the "Liquidity and Capital Resources" section of Item 7 of this Form 10-K under the header "Marketable Securities".

  •
  Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based awards issued to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning January l, 2006. In March 2005, the SEC issued Staff Accounting Bulletin

    No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

    We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year. Our consolidated financial statements for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation for the year ended December 31, 2007 was $18.5 million, which consisted of stock-based compensation related to employee and director stock options of $17.9 million, stock-based compensation related to SARs of $155,000, and stock-based compensation related to the Employee Stock Purchase Plan of $394,000.

    SFAS 123(R) requires us to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We calculated the estimated fair value of our stock options granted during 2007 and 2006 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rates	4.5%	4.7%
Expected lives (in years)	3.6	3.6
Dividend yield	0%	0%
Expected volatility	48%	49%

    Our computation of expected volatility for the years ended December 31, 2007 and 2006 was based on a combination of historical volatility and market-based implied volatility from traded options on the Company's common stock. We believe that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. We estimated the expected life of each stock option granted in 2007 and 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Based upon the assumptions listed in the above table, the weighted-average estimated grant date fair value of stock options issued for the year ended December 31, 2007 was $10.74. The value of the portion of stock options that are ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. If our expectations regarding the number of stock options that ultimately vest are incorrect, we may experience unexpected volatility in the stock-based compensation ultimately recorded in any given period.

    The fair value of stock options, as determined by the Black-Scholes option-pricing model, can vary significantly depending on the assumptions used. For example, an increase to either the weighted- average expected lives or expected volatility assumptions will result in a higher stock option fair value. Holding all other assumptions steady, if our estimate of the weighted-average expected lives were to increase by a factor of 10% from 3.6 years to 4.0 years, the weighted-average fair value of stock options issued during the year ended December 31, 2007 would have increased to $11.42, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation recorded over the vesting period of the stock options, of $4.3 million. Further, holding all other assumptions steady, if our estimate of weighted-average expected volatility were to increase by a factor of 10% from 48% to 53%, the weighted-average fair value of stock options issued during the year ended December 31, 2007 would have increased to $11.56, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation recorded over the vesting period of the stock options, of $5.2 million.

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

    As of December 31, 2007, we have gross deferred tax assets of $37.0 million relating to net operating loss carryforwards and certain other temporary differences. As of December 31, 2007, based upon both positive and negative evidence available, we have determined it is more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in certain state and foreign jurisdictions may not be realizable. Accordingly, we have recorded a valuation allowance of $1.0 million against these deferred tax assets as of December 31, 2007. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2007, an adjustment to the net deferred tax assets would impact net income in the period such determination was made.

    In addition to our deferred tax assets, management is required to make judgments and assumptions related to our uncertain tax positions. As further described in note 7 to the consolidated financial statements, as of December 31, 2007 we have recorded a liability for uncertain tax positions of $68.6 million. The ultimate resolutions of these uncertain tax positions may take several years. Such resolutions could result in additional tax payments by the Company to the applicable tax jurisdiction(s). If the ultimate resolutions of any of our uncertain tax positions results in either (a) an additional tax payment that is lower than our liability recorded for such uncertain tax position or (b) no additional tax payment, then we would record a reduction to our liability for uncertain tax positions and a corresponding decrease to our income tax expense in the period such resolution is achieved. Accordingly, a resolution of one or more of our uncertain tax positions in any given period could have a material impact to our reported net income for such period. However, because the ultimate resolution of our uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in our liability for uncertain tax positions or the timing of such changes.

  •
  Goodwill and Other Intangible Assets.  As of December 31, 2007, we had goodwill and other intangible assets with net balances of $439.5 million and $113.0 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31 or between annual tests whenever facts and circumstances indicate that goodwill might be impaired.

    As of December 31, 2007, our reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping, and Technology operating segments. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. Significant judgments required to estimate the fair value of each reporting unit include, but are not limited to, estimating future revenue growth rates, estimating future operating margins and determining appropriate discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could result in goodwill impairment. We completed our annual goodwill impairment test as of December 31, 2007 and determined that no adjustment to the carrying value of goodwill for any of our reporting units was required. Based on our 2007 impairment test, there would have to be a significant unfavorable change to our estimates and assumptions used in such calculations for an impairment to exist.

    We amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the intangible assets exceeds the fair market value of the intangible assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment. There was no impairment of our other intangible assets as of December 31, 2007.

  •
  Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Recently Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). This Statement amends Accounting Research Bulletin No. 51,

"Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for us on January 1, 2009. We do not currently have any non-controlling interests in our subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under GAAP and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 is effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position, "FSP FAS 157-2—Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial position, cash flows or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. SFAS 159 is effective for us on January 1, 2008. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial position, cash flows or results of operations.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended December 31, 2007, 2006 and 2005.

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

        Marketable securities as of December 31, 2007 consist of highly rated municipal, U.S. government agency and corporate securities with maturities of less than two years, and highly rated municipal auction rate securities. Auction rate securities provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals ("auction reset dates"), usually every seven to thirty-five days. This mechanism allows existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the auction rate security, or to gain immediate liquidity by selling such interests at par. See further discussion of our marketable securities portfolio and auction rate securities holdings in the "Liquidity and Capital Resources" section of Item 7 of this Form 10-K under the header "Marketable Securities".

        Management's internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for auction-rate securities to be weighted based on the auction reset date. As of December 31, 2007, our investments in marketable securities had a weighted-average time to maturity of 208 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of December 31, 2007, net unrealized gains in our investments in marketable securities aggregated $412,000.

        During the year ended December 31, 2007, our investments in marketable securities yielded an annual effective interest rate of 3.90% and an annual taxable equivalent yield of 5.56%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $2.9 million.

FOREIGN CURRENCY RISK

        We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the year ended December 31, 2007 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $10.2 million, a reduction of income before income taxes of approximately $0.9 million and a reduction of net assets, excluding intercompany balances, of approximately $9.3 million. Historically, we have not hedged our exposure to currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exchange rate exposures on an ongoing basis. As of December 31, 2007, we had $45.0 million in cash and cash equivalents and $21.5 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this annual report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        In connection with the preparation of this annual report on Form 10-K as of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2007 to ensure that the information required to be disclosed by it in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets,

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors, and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

        The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        Management excluded from the assessment of the Company's internal control over financial reporting as of December 31, 2007 certain elements of the internal control over financial reporting of MeziMedia because MeziMedia was acquired by the Company in a purchase business combination during 2007. Subsequent to the acquisition, certain elements of the acquired business' internal control over financial reporting and related processes were integrated into the Company's existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The excluded elements represent controls over accounts of approximately 2% of the Company's consolidated assets as of December 31, 2007 and 8% of its consolidated revenue for the year then ended.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

        Additionally, the Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to the Company's internal control over financial reporting during the three-month period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        As noted in note 3 to our consolidated financial statements, we acquired MeziMedia on July 30, 2007. During the three-month period ended December 30, 2007, we continued the process of incorporating our internal control over financial reporting into MeziMedia.

ITEM 9B.    OTHER INFORMATION

        None

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on or about April 17, 2008.

        We have adopted a Code of Ethics and Business Conduct (the "Code") within the meaning of Item 406(b) of Regulation S-K. The Code applies to our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.valueclick.com under "About Us." If we make substantive amendments to the Code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting, or other officers, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K in accordance with applicable rules and regulations.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on or about April 17, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	8,834,977	$21.74	1,587,764
Equity compensation plans not approved by security holders(2)	290,501	$31.04	—

Total	9,125,478	$22.04	1,587,764

(1)
For additional information with respect to the outstanding option pricing categories as of December 31, 2007, refer to note 9 "Stock-Based Compensation" to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

(2)
The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations. Such plans for Fastclick, Commission Junction, Mediaplex, and Be Free were indirectly approved in the related stockholder approvals of the respective mergers. The material features of these assumed stock option plans are described in note 9 "Stock-Based Compensation" to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

(3)
Of these shares, 1,500,000 were available under the Employee Stock Purchase Plan and 87,764 were available for award grant purposes under the 2002 Stock Incentive Plan. The 2002 Stock Incentive Plan provides for an automatic increase on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. An additional 982,119 shares were made available under the 2002 Stock Incentive Plan effective January 1, 2008, which are not included in the 1,587,764 shares shown herein.

        The remaining information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on or about April 17, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on our about April 17, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on or about April 17, 2008.

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

Schedule II—Valuation and Qualifying Accounts	F-40
  3.
  Exhibits.    The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit Number	Description of Document
2.1(1)	Amended and Restated Agreement and Plan of Merger, dated as of July 24, 2007 and effective as of July 13, 2007, by and among ValueClick, MM Acquisition Corp. and MeziMedia
2.2(2)	Agreement and Plan of Merger, dated as of June 13, 2005, by and among ValueClick and E-Babylon, Inc.
2.3(3)	Agreement and Plan of Merger, dated as of June 10, 2005, by and among ValueClick, Spider Acquisition Corporation and Web Marketing Holdings, Inc.
2.4(4)	Agreement and Plan of Merger and Reorganization, dated as of August 10, 2005, among ValueClick, Fastclick, Inc. and FC Acquisition Sub, Inc.
2.5(5)	Agreement and Plan of Merger, dated as of August 6, 2004, by and among ValueClick and Pricerunner AB
2.6(6)	Stock Purchase Agreement, dated January 29, 2004, by and among ValueClick and livedoor Co., Ltd (formerly Edge Co., Ltd), a Japanese Corporation
2.7(7)	Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, HS Acquisition Corporation and HiSpeed Media, Inc.
2.8(8)	Agreement and Plan of Merger, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corporation and Commission Junction, Inc.
2.9(9)	Agreement and Plan of Merger, dated as of May 30, 2003, by and among ValueClick, Search123.com Acquisition Corporation and Search123
3.1(10)	Second Amended and Restated Certificate of Incorporation of ValueClick
3.2(11)	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(12)	Specimen stock certificate for the ValueClick common stock
4.3(13)	Rights Agreement, dated as of June 4, 2002, between ValueClick, Inc. and Mellon Investor Services LLC, a New Jersey limited liability company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C
10.1(14)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(12)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(12)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(12)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(12)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(12)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999
10.7(12)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.8(12)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited

10.9(15)†	1999 Stock Option Plan, as amended, and form of option agreement
10.10(16)†	2002 Stock Incentive Plan and form of option agreement
10.11(17) †	2007 Employee Stock Purchase Plan and form of subscription agreement
10.12†	Key Employee Agreement between ValueClick and James R. Zarley dated February 7, 2008
10.13(18)†	Key Employee Agreement between ValueClick and Samuel J. Paisley dated January 1, 2002
10.14†	Key Employee Agreement between ValueClick and Peter Wolfert dated February 7, 2008
10.15†	Key Employee Agreement between ValueClick and Tom A. Vadnais dated February 7, 2008
10.16†	Key Employee Agreement between ValueClick and John P. Pitstick dated February 7, 2008
10.17†	Key Employee Agreement between ValueClick and Scott P. Barlow dated February 7, 2008
10.18(12)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
10. 19†	Key Employee Agreement between ValueClick and David Yovanno dated February 7, 2008.
16.1(19)	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated July 20, 2005
21.1	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Indicates a management contract or compensatory arrangement.

(1)
Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on August 2, 2007.

(2)
Incorporated by reference to Exhibit 2.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(3)
Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on June 29, 2005.

(4)
Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on August 12, 2005.

(5)
Incorporated by reference to Exhibit 2.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2005.

(6)
Incorporated by reference to Exhibit 2.2 to the annual report on Form 10-K filed by ValueClick on March 31, 2005.

(7)
Incorporated by reference to Exhibit 2.6 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(8)
Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K/A filed by ValueClick on February 23, 2004.

(9)
Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on June 11, 2003.

(10)
Incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(11)
Incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(12)
Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999.

(13)
Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed by ValueClick on June 14, 2002.

(14)
Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(15)
Incorporated by reference from Registration Statement on Form S-8 (File No. 333-61278) originally filed with the Securities and Exchange Commission on April 19, 2001.

(16)
Incorporated by reference from Registration Statement on Form S-8 (File No. 333-89396) originally filed with the Securities and Exchange Commission on May 30, 2002.

(17)
Incorporated by reference from Registration Statement on Form S-8 (File No. 333-145853) originally filed with the Securities and Exchange Commission on August 31, 2007.

(18)
Incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K filed by ValueClick on March 28, 2003.

(19)
Incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed by ValueClick on July 15, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ValueClick, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

        As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded from its assessment of internal control over financial reporting as of December 31, 2007 certain elements of the internal control over financial reporting of MeziMedia, Inc., because MeziMedia, Inc. was acquired by the Company in a purchase business combination during 2007. Subsequent to the acquisition, certain elements of the acquired business's internal control over financial reporting and related processes were integrated into the Company's existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. We have also excluded these elements of the internal control over financial reporting of the acquired business from our audit of the Company's internal control over financial reporting. The excluded elements represent controls over accounts of approximately 2% of the Company's consolidated assets as of December 31, 2007 and 8% of consolidated revenue for the year then ended.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 29, 2008

VALUECLICK, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$82,767	$76,769
Marketable securities	170,691	204,825
Accounts receivable, net of allowances of $6,535 and $4,124 as of December 31, 2007 and 2006, respectively	126,605	107,785
Inventories	1,591	2,626
Prepaid expenses and other current assets	4,679	4,315
Income taxes receivable	4,448	56
Deferred tax assets	8,067	6,614

Total current assets	398,848	402,990
Marketable securities, less current portion	34,059	—
Property and equipment, net	19,357	18,995
Goodwill	439,532	278,070
Intangible assets, net	112,979	91,383
Deferred tax assets, less current portion	4,346	457
Other assets	1,901	1,371

Total assets	$1,011,022	$793,266

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$215,453	$83,766
Income taxes payable	1,943	2,532
Deferred revenue	1,803	1,116

Total current liabilities	219,199	87,414
Income taxes payable, less current portion	74,863	44,503
Deferred tax liabilities	3,787	14,368
Other non-current liabilities	3,240	3,272

Total liabilities	301,089	149,557

Commitments and contingencies (note 13)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 98,211,949 and 99,413,324 shares issued and outstanding at December 31, 2007 and 2006, respectively	98	99
Additional paid-in capital	653,430	632,884
Accumulated other comprehensive income	9,279	5,232
Retained earnings	47,126	5,494

Total stockholders' equity	709,933	643,709

Total liabilities and stockholders' equity	$1,011,022	$793,266

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenue	$645,616	$545,616	$304,007
Cost of revenue	204,601	167,861	88,839

Gross profit	441,015	377,755	215,168
Operating expenses:
Sales and marketing (includes stock-based compensation of $5,101, $4,429 and $817 for 2007, 2006 and 2005, respectively)	190,667	162,905	75,640
General and administrative (includes stock-based compensation of $10,937, $5,258 and $382 for 2007, 2006 and 2005, respectively)	78,248	58,128	40,908
Technology (includes stock-based compensation of $2,449, $2,253 and $823 for 2007, 2006 and 2005, respectively)	35,959	32,797	22,137
Amortization of intangible assets	25,949	21,801	12,179
Restructuring benefit, net	—	—	(73)

Total operating expenses	330,823	275,631	150,791

Income from operations	110,192	102,124	64,377
Interest income, net	12,053	8,005	5,077

Income before income taxes	122,245	110,129	69,454
Income tax expense	51,633	47,555	28,810

Net income	$70,612	$62,574	$40,644

Basic net income per common share	$0.71	$0.63	$0.46

Diluted net income per common share	$0.70	$0.62	$0.45

Weighted-average shares used to calculate net income per common share:
Basic	99,224	99,600	87,722

Diluted	100,518	101,721	90,857

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital	Deferred Stock-Based Compensation			Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2004			82,032,522	$82	$361,662	$(221)	$399	$(33,161)	$328,761
Amortization of deferred stock-based compensation	—	—	—	—	—	270	—	—	270
Deferred stock-based compensation adjustment for forfeited stock options	—	—	—	—	(18)	18	—	—	—
Exercises of stock options	—	—	3,015,936	3	14,440	—	—	—	14,443
Issuance of shares in business combinations—Webclients and Fastclick	—	—	17,436,864	17	220,832	—	—	—	220,849
Assumed options in the Webclients and Fastclick business combinations	—	—	—	—	14,122	—	—	—	14,122
Deferred stock-based compensation	—	—	—	—	705	(705)	—	—	—
Repurchase and retirement of common stock	—	—	(587,388)	—	(2,599)	—	—	(3,058)	(5,657)
Tax benefit from stock option exercises	—	—	—	—	8,468	—	—	—	8,468
Comprehensive income:
Net income	—	—	—	—	—	—	—	40,644	40,644
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	(17)	—	(17)
Foreign currency translation	—	—	—	—	—	—	(3,340)	—	(3,340)

Total comprehensive income									37,287

Balance at December 31, 2005	—	—	101,897,934	102	617,612	(638)	(2,958)	4,425	618,543
Reclassification of deferred stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—		(638)	638	—	—	—
Non-cash, stock-based compensation	—	—	—		10,410	—	—	—	10,410
Exercises of stock options	—	—	4,419,809	4	30,377	—	—	—	30,381
Repurchase and retirement of common stock	—	—	(6,904,419)	(7)	(41,914)	—	—	(61,505)	(103,426)
Tax benefit from stock option exercises	—	—	—		17,037	—	—	—	17,037
Comprehensive income:
Net income	—	—	—		—	—	—	62,574	62,574
Change in market value of marketable securities, net of tax	—	—	—		—	—	753	—	753
Foreign currency translation	—	—	—		—	—	7,437	—	7,437

Total comprehensive income									70,764

Balance at December 31, 2006	—	—	99,413,324	99	$632,884	—	5,232	5,494	643,709
Non-cash, stock-based compensation	—	—	—		18,332	—	—	—	18,332
Exercises of stock options	—	—	1,102,184	1	13,209	—	—	—	13,210
Repurchase and retirement of common stock	—	—	(2,303,559)	(2)	(15,055)	—	—	(28,980)	(44,037)
Tax benefit from stock option exercises	—	—	—		4,060	—	—	—	4,060
Comprehensive income:
Net income	—	—	—		—	—	—	70,612	70,612
Change in market value of marketable securities, net of tax	—	—	—		—	—	685	—	685
Foreign currency translation	—	—	—		—	—	3,362	—	3,362

Total comprehensive income									74,659

Balance at December 31, 2007	—	$—	98,211,949	$98	$653,430	$—	$9,279	$47,126	$709,933

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$70,612	$62,574	$40,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	35,706	31,065	19,246
Restructuring benefit, net	—	—	(73)
Provision for doubtful accounts and sales credits	7,762	4,818	3,283
Non-cash, stock-based compensation	18,332	10,410	270
Benefit from deferred income taxes	(15,954)	(5,686)	(2,021)
Tax benefit from stock option exercises	4,289	18,480	12,833
Excess tax benefit from stock option exercises	(4,508)	(18,569)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,504)	(34,694)	(26,963)
Prepaid expenses, inventories and other assets	327	(2,851)	1,279
Accounts payable and accrued expenses	12,789	19,727	7,561
Income taxes receivable/payable	29,249	29,870	5,332
Deferred revenue	532	(525)	(218)
Other non-current liabilities	(107)	(383)	(496)

Net cash provided by operating activities	142,525	114,236	60,677

Cash flows from investing activities:
Proceeds from the maturities and sales of marketable securities	324,675	228,776	199,785
Purchases of marketable securities	(323,745)	(238,940)	(179,422)
Acquisition of businesses, net of cash acquired	(102,126)	(12,077)	(59,562)
Purchases of property and equipment	(9,344)	(10,244)	(9,036)

Net cash used in investing activities	(110,540)	(32,485)	(48,235)

Cash flows from financing activities:
Repurchases and retirement of common stock	(44,037)	(103,426)	(5,657)
Proceeds from exercises of stock options	13,210	30,381	14,443
Proceeds from short-term debt	—	—	91,684
Repayment of short-term debt and capital lease obligations	—	(169)	(91,924)
Excess tax benefit from stock option exercises	4,508	18,569	—

Net cash (used in) provided by financing activities	(26,319)	(54,645)	8,546
Effect of foreign currency translations	332	2,788	(2,408)

Net increase in cash and cash equivalents	5,998	29,894	18,580
Cash and cash equivalents, beginning of period	76,769	46,875	28,295

Cash and cash equivalents, end of period	$82,767	$76,769	$46,875

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$3	$807
Cash paid for income taxes, net	$37,491	$5,447	$12,730
Non-cash investing and financing activities:
Issuance of common stock in business combinations	$—	$—	$220,849
Stock options assumed in business combinations	$—	$—	$14,122

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

        COMPARISON SHOPPING—ValueClick's online comparison shopping destination websites enable consumers to research and compare products from among thousands of online and/or offline merchants using the Company's proprietary technology. The Company gathers product and merchant data and organizes it into a comprehensive catalog on its destination websites, along with relevant consumer and professional reviews. This Company's service is free for consumers, and customers primarily pay the Company on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites. ValueClick's comparison shopping segment services are offered through the Company's wholly-owned subsidiaries Pricerunner, acquired in August 2004, Shopping.net, acquired in December 2006, and MeziMedia, acquired in July 2007. Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. Shopping.net operates in the United Kingdom and MeziMedia operates its comparison shopping destination websites in the United States, Japan and Europe, primarily under the Smarter.com, Shopica.com and Couponmountain.com brand names.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries from the acquisition date of majority voting control and through the date of disposition, if any.

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

        The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, allowance for doubtful accounts and sales credits, investments, stock-based compensation, income taxes, goodwill and other intangible assets, and contingencies and litigation. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2007 and 2006, cash equivalents consisted primarily of money market accounts.

Marketable Securities

        Marketable securities are classified as available-for-sale and accordingly are recorded at fair value, based on quoted market rates, with unrealized gains and losses reflected as a separate component of stockholders' equity titled accumulated other comprehensive income (loss), net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The cost of marketable securities sold is based upon the specific identification method. The Company determined that no impairment of its marketable securities existed at December 31, 2007. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business. See note 2 for additional details on the Company's marketable securities portfolio and events occurring subsequent to December 31, 2007 that impacted the classification of auction rate securities in the Company's consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts and Sales Credits

        Trade receivables are stated at gross invoice amount less an allowance for doubtful accounts and sales credits.

        The Company estimates its allowance for doubtful accounts using two methods. First, the Company evaluates specific accounts where information indicates the Company's customers may have an inability to meet financial obligations, such as due to bankruptcy, and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. Second, an allowance is established for all customers based on a range of loss percentages applied to receivables aging categories based upon the Company's historical collection and write-off experience. The amounts calculated from each of these methods are analyzed to determine the total amount of the allowance for doubtful accounts. The Company also estimates an allowance for sales credits based upon its historical sales credits experience.

Inventories

        Inventories consist primarily of finished goods and are stated at the lower of cost or market value determined using the First-In-First-Out ("FIFO") method. The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value of the inventory based upon assumptions about future demand and market conditions.

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

Business Combinations

        The Company accounts for its acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates; determination of appropriate discount rates; estimates of advertiser and publisher turnover rates; and estimates of terminal values. These assumptions are generally made based on available historical information. Definite-lived identifiable intangible assets are amortized on a straight-line basis, as this basis approximates the expected cash flows from the Company's existing definite-lived identifiable intangible assets.

Goodwill

        The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," (see note 4). Accordingly, goodwill is tested for impairment at least annually at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force ("EITF") Issue D-101, "Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142." As of December 31, 2007, the Company's reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping, and Technology operating segments. The Company has elected to test for goodwill impairment annually as of December 31. The Company determined that there was no impairment of goodwill for the years ended December 31, 2007, 2006 and 2005.

Long-lived Assets

        Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2007, 2006 and 2005.

Revenue Recognition

        The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" and EITF 00-21, "Revenue Arrangements with

Multiple Deliverables." Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.

        Revenue for the Company's Media and Comparison Shopping segments is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for the Company's e-commerce business, when consumer products are shipped, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in Media and Comparison Shopping segment transactions in that the Company is the primary obligor to the advertiser customers. In accordance with the provisions of EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," ("EITF 99-19"), revenue is recognized in the Company's Media and Comparison Shopping segments on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

        Revenue for the Company's Affiliate Marketing segment is generated primarily from: commission fees earned from transactions, including product sales made by the Company's advertiser customers, occurring on the Company's affiliate marketing networks; fixed monthly fees from program management services; fees earned, primarily on a CPC basis, from search syndication services; commission fees earned for the Company's search engine marketing ("SEM") services; and, to a lesser extent, implementation fees. Commission fee revenue from transactions on the Company's affiliate marketing networks and from the Company's SEM services are recognized on a net basis in accordance with the provisions of EITF 99-19 as the Company acts as an agent in these transactions and the payments to publishers are the contractual obligation of the advertiser customers. Commission fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Program management services fees revenue is recognized over the contractual service period, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Search syndication services revenue is recognized on a gross basis in accordance with the provisions of EITF 99-19, due to the fact that the Company is the primary obligor to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue. Search syndication services revenue is recognized in the period that a visitor to a website in the Company's search syndication network completes a qualified search transaction, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Implementation fee revenue is recognized over the estimated customer lives, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

        Revenue for the Company's Technology segment is generated primarily from fixed monthly fees or monthly transaction volume-based fees earned by the Company for making its technologies available to the Company's customers on an ASP basis. Such revenue is recognized monthly, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. The Company also generates a nominal amount of other services fee revenue in its Technology segment. Such other services fee revenue is recognized when the services are performed, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

        The Company's customers do not have the right to take possession of the Company's software at any time during or after the term of the relevant customer agreement. Accordingly, as prescribed by EITF Issue No. 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include

the Right to Use Software Stored on Another Entity's Hardware," the Company's revenue recognition is outside the scope of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition."

        Deferred revenue consists primarily of the unrecognized portion of implementation fee revenue for the Company's Affiliate Marketing segment. Prepayments and amounts on deposit from customers are classified as an advertiser deposit liability.

        The Company estimates a provision for sales returns which is recorded as a reduction to revenue. The provision for sales returns reflects an estimate of commission based fee reversals related to product returns from consumers of the Company's Affiliate Marketing customers and product returns from the Company's e-commerce customers. In determining the estimate for sales returns, the Company relies upon historical data, contract information and other factors. The estimated provision for sales returns can vary from actual results. More or less product may be returned from consumers of the Company's Affiliate Marketing customers and from the Company's e-commerce customers as compared to what was estimated. These factors and unanticipated changes in the economic and industry environment could make the provision for sales returns estimates differ from actual returns.

Cost of Revenue

        Cost of revenue consists of: payments related to website publishers that are directly related to a revenue-generating event; labor costs; telecommunication costs; and, depreciation of equipment related to the Company's revenue-generating technology infrastructure. The Company becomes obligated to make payments related to website publishers, online newsletters and email lists in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statement of operations. Additionally, cost of revenue of the Company's Media segment e-commerce business includes product costs and shipping and handling costs.

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

        Advertising costs are expensed as incurred and totaled $119.6 million, $99.2 million and $34.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

General and Administrative

        General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs.

Technology

        Technology expenses include costs associated with the maintenance of the Company's technology platforms, including compensation and employee benefits associated with the Company's engineering and network operations departments, as well as costs for contracted services and supplies. The Company follows the guidance of SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No internal software development costs were capitalized in the years ended December 31, 2007, 2006 and 2005.

Stock-based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based awards issued by the Company to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning January l, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year. The Company's consolidated financial statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

        SFAS 123(R) requires companies to estimate the fair value of stock-based awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation had been recognized in the Company's consolidated statement of operations, other than as related to stock options assumed in business combinations and SARs, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying common stock at the date of grant.

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123(R)-3"). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee and director stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS 123(R).

        SFAS 123(R) prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized. The Company will recognize a benefit from stock-based compensation in stockholders' equity if an incremental tax benefit is realized by following the ordering provisions of the U.S. tax law. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of operations.

        Refer to note 9 "Stock-Based Compensation" for information on the impact of SFAS 123(R) and the assumptions used to calculate the fair value of share-based employee compensation.

Foreign Currency Translation

        The Company's foreign subsidiaries record their assets, liabilities and results of operations in their respective local currencies, which are their functional currencies. The Company translates its subsidiaries' financial statements into U.S. dollars each reporting period for purposes of consolidation.

        Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end currency exchange rates while revenue, expenses, gains, and losses are translated at the average currency exchange rates in effect for the period. Except for certain intercompany balances that have been designated as short-term in nature, the effects of these translation adjustments are reported in a separate component of stockholders' equity titled accumulated other comprehensive income. The effects of the translation adjustments for those intercompany balances that have been designated as short-term in nature are included in general and administrative expenses and were not significant for the years ended December 31, 2007 and 2006.

        Transaction gains and losses related to transactions with third-parties denominated in other than the functional currency were not significant for the years ended December 31, 2007, 2006 and 2005.

Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited in the local currency with a limited number of financial institutions in the United States and Europe. The balances in the United States held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits and certain balances in Europe may not be insured. Marketable securities are held in local currency with two major financial institutions and, with the exception of the Company's investments in certain municipal obligations, are generally not insured.

        Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits. At December 31, 2007, one customer accounted for approximately 10.8% of the accounts receivable balance. At December 31, 2006, no customer comprised more than 10% of accounts receivable. For the years ended December 31, 2007, 2006 and 2005, no customer comprised more than 10% of total revenue.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable, and accrued expenses, are carried at historical cost basis. At December 31, 2007 and 2006, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company's marketable securities are carried at fair market value as discussed in note 2.

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest and penalties, if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Basic and Diluted Net Income Per Common Share

        Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per common share is computed using the weighted-average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and shares issuable under the Company's Employee Stock Purchase Plan, determined using the treasury stock method. The Company determines potential windfall tax benefits and shortfalls on stock options on an "as if" basis for purposes of calculating assumed stock option proceeds under the treasury stock method when determining the denominator for diluted net income per common share.

Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income, relate to foreign currency translation adjustments and unrealized gains/losses on marketable securities for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, the accumulated balance of the foreign currency translation adjustment was $9.0 million. Unrealized gains on marketable securities as of December 31, 2007 was $242,000, net of income tax expense of $170,000. For the years ended December 31, 2005 and 2006, the Company had recorded a full valuation allowance against the related deferred tax asset associated with the unrealized losses on marketable securities due to the uncertainty, during the respective periods, as to whether such losses and related deferred tax asset will be realized.

Business Segments

        The Company uses the "management approach" defined in SFAS No. 131 "Disclosures About Segments at an Enterprise and Related Information" ("SFAS 131") to identify its operating segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's reportable segments.

Recently Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). This Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for the Company on January 1, 2009. The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on its consolidated financial position, cash flows or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under GAAP and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 is effective for the Company on January 1, 2008. In February 2008, the FASB issued FASB Staff Position, "FSP FAS 157-2—Effective Date of FASB Statement No. 157," which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, cash flows or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates, amends FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and expands disclosures related to the use of fair value measures in financial statements. SFAS 159 is effective for the Company on January 1, 2008. The Company does not believe that the adoption of SFAS 159 will have a material impact on its consolidated financial position, cash flows or results of operations.

2. Marketable Securities

        Marketable securities consisted of the following as of December 31, 2007 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$197,462	$453	$(39)	$197,876
U.S. agencies obligations	4,863	5	(1)	4,867
Corporate obligations	2,013	—	(6)	2,007

Total marketable securities	$204,338	$458	$(46)	$204,750

        Marketable securities consisted of the following as of December 31, 2006 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$120,991	$—	$(107)	$120,884
U.S. agencies obligations	68,597	—	(319)	68,278
Corporate obligations	15,680	3	(20)	15,663

Total marketable securities	$205,268	$3	$(446)	$204,825

        Auction rate securities (included in municipal obligations and totaling $78.8 million as of December 31, 2007 and $55.1 million as of December 31, 2006) are securities that are structured with short-term interest reset dates of generally less than 90 days but with maturities generally greater than 10 years. At the end of each reset period, investors can attempt to sell or continue to hold the securities at par value. These securities are classified in the table below based on their legal stated maturity date.

        The following table summarizes the amortized cost and estimated fair value of marketable securities classified by the remaining maturity of the security as of December 31, 2007 (in thousands):

	Cost	Estimated Fair Value
Due within one year	$54,173	$54,299
Due after one year through two years	62,125	62,369
Due after two years	88,040	88,082

Total	$204,338	$204,750

        Realized gains and losses from sales of marketable securities are included in interest income, net, in the consolidated statements of operations and were not significant for the years ended December 31, 2007, 2006 and 2005. The Company recognizes realized gains and losses upon sale of marketable securities using the specific identification method.

        Market values were determined for each individual security in the investment portfolio based on quoted market prices. The unrealized losses related to these investments are attributed to changes in interest rates and are considered to be temporary in nature. As of December 31, 2007, there were no auction rate securities in an unrealized loss position and there were no failed auctions associated with the Company's auction rate securities through that date. In January 2008, we liquidated a substantial portion of our auction rate securities at par and the remaining auction rate securities with January auction reset dates had successful auctions at which their interest rates were reset. At the end of February 2008, $34.3 million of auction rate securities remained in our portfolio and auctions for $30 million of these securities failed in February 2008. These failures resulted in the interest rates on these investments resetting to contractually stipulated "fail rates" that are variable based on short term municipal bond or other market indices, or fixed rates that may result in us earning above-market interest rates on these investments. In the event we need to access these funds, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market. As a result of this development and remaining uncertainty in the market for auction rate securities, we have classified $34.1 million of auction rate securities as "non-current" in the accompanying consolidated balance sheet as of December 31, 2007.

        The following table summarizes, for all investments in an unrealized loss position, the fair value and gross unrealized losses of investments aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal obligations	$10,356	$(39)	$—	$—	$10,356	$(39)
U.S. agencies obligations	442	—	604	(1)	1,046	(1)
Corporate obligations	2,007	(6)	—	—	2,007	(6)

Total	$12,805	$(45)	$604	$(1)	$13,409	$(46)

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

3. Recent Business Combinations and Investments

Purchases

        MeziMedia.    On July 30, 2007, the Company completed the acquisition of MeziMedia, a leading operator of U.S. comparison shopping websites. Under the terms of the agreement, the Company acquired all outstanding equity interests in MeziMedia for initial cash consideration of $96.3 million, net of cash acquired of $18.9 million, plus approximately $700,000 in transaction costs, resulting in a total initial cash consideration of $97.0 million.

        The allocation of the initial purchase price (excluding $106.1 million of contingent consideration) to the assets acquired and liabilities assumed and the useful lives, in years, assigned to intangible assets is considered final and was as follows (in thousands):

Cash acquired		$18,944
Other tangible assets acquired		9,540

	Useful life
Amortizable intangible assets:
Customer relationships	3	2,100
Trademarks, trade names and domain names	5	10,400
Developed technologies	4	26,700
Covenants not to compete	4	7,500

Total identifiable intangible assets		46,700
Goodwill		58,025

Total assets acquired		133,209
Liabilities assumed		(17,230)

Total		$115,979

        The intangible assets were valued using a combination of valuation methods, including future discounted cash flows expected to be generated from the assets, comparison of market prices for other similar assets, and the cost of replacing the assets. The Company will amortize each intangible asset on a straight-line basis over the asset's useful life as this method approximates the pattern in which the economic benefits of the assets are consumed. All of the goodwill resulting from this acquisition is tax deductible.

        In addition to the initial cash consideration, the shareholders of MeziMedia earned $106.1 million in contingent cash consideration for achieving certain revenue and earnings performance targets for the year ended December 31, 2007. The shareholders of MeziMedia may also be entitled to additional contingent cash consideration based on the achievement by MeziMedia of certain revenue and earnings performance targets for the years ending December 31, 2008 and 2009. Total cash consideration, which includes the $97.0 million initial cash consideration and transaction costs and the $106.1 million cash consideration related to fiscal 2007 performance, will range between approximately $203.1 million and $348.8 million, depending on whether the performance targets are met for the years ending December 31, 2008 and 2009. The cash consideration earned related to MeziMedia's 2007 performance of $106.1 million has been accounted for as additional purchase price and is included in Goodwill in the Company's consolidated balance sheet as of December 31, 2007. The amounts due have been accrued as a liability in the accompanying consolidated balance sheet as of December 31, 2007 and were paid in February 2008. Future contingent cash consideration paid, if any, for fiscal 2008 and 2009 performance will also be accounted for as additional purchase price and added to goodwill at the time the Company is able to determine the amount of such consideration.

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

        The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets is considered final and was as follows (in thousands):

Cash acquired		$117
Other tangible assets acquired		822

	Useful life
Amortizable intangible assets:
Advertiser relationships	0.5 - 1	700
Domain names	4	9,071
Developed websites	4	680
Covenants not to compete	3	30

Total identifiable intangible assets		10,481
Goodwill		6,200

Total assets acquired		17,620
Liabilities assumed		(3,689)

Total		$13,931

        Fastclick.    On September 27, 2005, the Company acquired 97% of the outstanding shares of Fastclick common stock upon the closing of its tender offer for all shares of Fastclick common stock. On September 29, 2005, the Company acquired the remaining 3% of outstanding shares of Fastclick common stock, at which time Fastclick became a wholly-owned subsidiary of the Company. Fastclick provides online advertising services and technologies, and had developed an advertising network of more than 9,000 third-party publisher websites. Combined with ValueClick's then-existing market position in online marketing services, the addition of Fastclick to the Company's suite of products and services positions ValueClick as one of the largest online advertising network providers. This factor contributed to a purchase price in excess of the fair value of Fastclick's net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

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

        Webclients.    On June 24, 2005, the Company completed the acquisition of Webclients, a leading provider of online lead generation marketing services. Webclients' business activities complement the Company's other media businesses as well as its affiliate marketing businesses, and can be leveraged across the Company's advertiser customer base. These factors contributed to a purchase price in excess of the fair value of Webclients' net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

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

        E-Babylon.    On June 13, 2005, the Company completed the acquisition of E-Babylon, a leading online marketer of ink jet cartridges and toner. E-Babylon expanded the Company's e-commerce channel and provided an infrastructure with the capability to support all of the Company's e-commerce initiatives. These factors contributed to a purchase price in excess of the fair value of E-Babylon's net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the acquisition agreement, ValueClick acquired all of the outstanding capital stock of E-Babylon for an aggregate purchase price of $14.8 million, consisting of cash of $14.7 million and transaction costs of the acquisition of $112,000.

        The historical operating results of acquired entities prior to the respective acquisition dates have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 2007 and 2006 as if the MeziMedia acquisition was completed at the beginning of the years 2006 and 2007 and the Shopping.net acquisition had been effective as of the beginning of 2006 is as follows (in thousands, except per share data):

	2007	2006
	(pro forma)	(pro forma)
Revenue	$690,425	$589,380
Net income	$74,055	$59,992
Basic net income per common share	$0.75	$0.60
Diluted net income per common share	$0.74	$0.59

        These unaudited, pro forma results of operations are not necessarily indicative of future operating results.

4. Goodwill and Intangible Assets

        In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company does not amortize goodwill, but rather tests goodwill for impairment annually as of December 31 at the reporting unit level using a fair value approach. No goodwill impairment was recorded as a result of the Company's annual impairment test for the years ended December 31, 2007, 2006 and 2005. The Company determined its reporting units based on the guidance in SFAS No. 142 and EITF Issue D-101. As of December 31, 2007, the Company's reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping, and Technology operating segments.

As required by SFAS No. 142, the Company assigned goodwill to its reporting units. Below is assigned goodwill by reporting unit (in thousands):

	As of December 31,
	2007	2006
Reporting Units
Media	$232,000	$231,925
Affiliate Marketing	30,733	30,408
Comparison Shopping	176,799	15,737
Technology	—	—

Total goodwill	$439,532	$278,070

        For the year ended December 31, 2007, the increase in goodwill of $75,000 for Media and increase of $325,000 for Affiliate Marketing were due to the impact of currency exchange rate fluctuations, partially offset by tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Fastclick and Commission Junction, respectively. The increase in goodwill for Comparison Shopping of $161.1 million was due to the acquisition of MeziMedia of $160.3 million and the impact of currency exchange rate fluctuations of $786,000. The MeziMedia goodwill of $160.3 million includes the goodwill initially recognized upon consummation as well as additional goodwill recorded in conjunction with the contingent cash consideration earned for achieving certain revenue and earnings performance targets for the year ended December 31, 2007. As of December 31, 2007, goodwill of $185.1 million, of which $138.0 million related to MeziMedia, is tax deductible. As of December 31, 2006, $51.2 million of goodwill is tax deductible.

        The Company's acquired intangible assets as of December 31, 2007 are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted- Average Useful Life
Customer, affiliate and advertiser relationships	7
Trademarks, trade names and domain names	8
Developed technologies and websites	4
Covenants not to compete	3

        The gross carrying amounts and accumulated amortization of the Company's acquired intangible assets were as follows at December 31, 2007 and 2006 (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
December 31, 2007:
Customer, affiliate and advertiser relationships	$83,445	$(33,815)	$49,630
Trademarks, trade names and domain names	38,145	(8,301)	29,844
Developed technologies and websites	31,921	(6,852)	25,069
Covenants not to compete	16,109	(7,673)	8,436

Total intangible assets	$169,620	$(56,641)	$112,979

December 31, 2006:
Customer, affiliate and advertiser relationships	$86,027	$(25,553)	$60,474
Trademarks, trade names and domain names	27,862	(3,896)	23,966
Developed technologies and websites	6,890	(4,432)	2,458
Covenants not to compete	10,547	(6,062)	4,485

Total intangible assets	$131,326	$(39,943)	$91,383

        In 2007, $46.7 million was added to the intangible asset balances related to the acquisition of MeziMedia, offset by write-offs of fully amortized intangible asset balances of $9.7 million. In 2006, $10.5 million was added to the intangible asset balances related to the acquisition of Shopping.net. Amortization expense related to intangible assets was $25.9 million, $21.8 million and $12.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated intangible asset amortization expense for the next five years ending December 31 and thereafter is as follows (in thousands):

2008	$29,472
2009	$26,598
2010	$25,754
2011	$17,775
2012	$7,962
Thereafter	$5,418

5. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2007	2006
Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	46,845	41,274
Furniture and equipment	4,633	4,485
Vehicles	137	74
Leasehold improvements	2,827	2,766

	57,242	51,399
Less: accumulated depreciation and amortization	(37,885)	(32,404)

	$19,357	$18,995

        Total depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2007, 2006 and 2005 was $9.8 million, $9.3 million and $7.1 million, respectively.

6. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2007	2006
Accounts payable, including amounts due to publishers	$65,904	$50,955
Advertiser deposits	10,848	9,924
Accrued salaries and benefits	9,862	7,237
Accrued contingent consideration	106,065	—
Other accrued expenses	22,774	15,650

	$215,453	$83,766

        Accrued contingent consideration of $106.1 million as of December 31, 2007 represents the contingent cash consideration earned by MeziMedia for achieving certain revenue and earnings performance targets for the year ended December 31, 2007 as per the terms of the merger agreement, and was paid in February 2008. See note 3.

7. Income Taxes

        The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$110,505	$104,332	$63,909
Foreign	11,740	5,797	5,545

Income before income taxes	$122,245	$110,129	$69,454

        Income tax expense is comprised of the following provision (benefit) components (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$49,526	$38,442	$22,805
State	13,798	12,526	6,207
Foreign	4,263	2,273	1,819

	67,587	53,241	30,831
Deferred:
Federal	(10,918)	(4,474)	(1,182)
State	(3,106)	(473)	(293)
Foreign	(1,930)	(739)	(546)

	(15,954)	(5,686)	(2,021)

Income tax expense	$51,633	$47,555	$28,810

        The income tax benefit of employee stock options exercised during 2007, 2006 and 2005 in the amount of $4.1 million, $17.0 million and $8.5 million, respectively, was recorded in additional paid-in capital and did not, therefore, result in a benefit in the consolidated statements of operations. For the years ended December 31, 2007, 2006 and 2005, the Company recorded a decrease to goodwill of $0.1 million, $2.7 million and $3.9 million, respectively, related to tax benefits from exercises in 2007, 2006 and 2005, respectively, of nonqualified employee stock options that were assumed and fully vested at the time of acquisition.

        The components of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$10,338	$13,193
Depreciation and amortization	9,089	10,825
Stock options	5,472	821
State tax	4,293	1,825
Other	7,847	3,820

Gross deferred tax assets	37,039	30,484
Valuation allowance	(989)	(1,173)

Net deferred tax assets	36,050	29,311
Deferred tax liabilities:
Acquired intangible assets	27,191	36,404
Other	233	204

Total deferred tax liabilities	27,424	36,608

Net deferred tax assets (liabilities)	$8,626	$(7,297)

Current portion of net deferred tax assets	$8,067	$6,614
Long-term portion of net deferred tax assets (liabilities)	559	(13,911)

Net deferred tax assets (liabilities)	$8,626	$(7,297)

        In evaluating the need for a valuation allowance at December 31, 2007 and 2006, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, "Accounting for Income Taxes." As of December 31, 2007, based upon both positive and negative evidence, the Company determined it is more likely than not that certain deferred tax assets may not be realizable. As of December 31, 2007 and 2006, the valuation allowance attributable to deferred tax assets was $1.0 million and $1.2 million, respectively, representing an overall decrease of $0.2 million. The decrease in the valuation allowance relates primarily to realization of tax benefits associated with state and foreign net operating loss carryforwards. As of December 31, 2007, the Company had net operating loss carryforwards for federal and state purposes of $23.5 million and $9.8 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2011, respectively.

        The Company adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." As required by FIN 48, which clarifies SFAS No. 109, "Accounting for Income Taxes," the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The implementation of FIN 48 did not result in a change in the Company's estimated liability for unrecognized tax benefits as of January 1, 2007. The amount of unrecognized tax benefits as of January 1, 2007, was $48.6 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$48,567
Add:
Additions based on tax positions related to the current year	19,887
Additions for tax positions of prior years	364
Deduct:
Reductions as a result of lapse of applicable statute of limitations	(221)

Unrecognized tax benefits balance at December 31, 2007	$68,597

        The amount of unrecognized tax benefits at December 31, 2007, includes $67.9 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company's annual effective tax rate.

        The Company's policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2007 and 2006, the Company recognized $3.5 million and $1.7 million, respectively, in interest and penalties expense related to uncertain tax positions. As of December 31, 2007 and January 1, 2007, the Company had an accrued liability of $6.3 million and $2.8 million, respectively, for interest and penalties related to uncertain tax positions. These amounts are included in non-current income taxes payable.

        The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2004 through 2007 tax years for federal purposes, and the 2002 through 2007 tax years for various state and foreign jurisdictions. The Company is currently under examination by various state tax authorities for the 2002 through 2004 tax years. Facts and circumstances could arise in the twelve-month period following December 31, 2007 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

        The overall effective income tax rate differs from the statutory federal tax rate as follows:

	Year Ended December 31,
	2007	2006	2005
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.7	7.1	5.9
Stock-based compensation	0.4	0.7	0.1
Research and experimentation credit	(0.3)	(0.6)	(0.4)
Effects of foreign income	(0.4)	(0.4)	(0.4)
Adjustment to valuation allowance, net of purchase accounting adjustments	(0.2)	0.1	(0.6)
Other, net	2.0	1.3	1.9

Overall effective income tax rate	42.2%	43.2%	41.5%

        The Company files a consolidated federal income tax return as well as state and foreign tax returns.

        As of December 31, 2007, withholding and U.S. income taxes have not been provided on $12.8 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings will be permanently reinvested in foreign operations. The determination of taxes associated with the $12.8 million of unremitted earnings is not practicable.

8. Capitalization

Treasury Stock

        In September 2001, the Company's board of directors authorized a stock repurchase program ("the Program") to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2006, the Company's board of directors had authorized a total of $245 million for repurchases under the Program and the Company had repurchased a total of 32.6 million shares of its common stock for $179.1 million. As of December 31, 2006, the Company had $65.9 million available under the Program. The amounts authorized by the Company's board of directors exclude broker commissions.

        During the year ended December 31, 2007, the Company's board of directors increased the authorization of the Program by $34.1 million and the Company repurchased 2.3 million shares of our common stock for $44 million, including broker commissions. As of December 31, 2007, up to an additional $56 million of the Company's capital may be used to repurchase shares of its outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue repurchases at any time that management or the board of directors determines additional repurchases are not warranted.

Stockholder Rights Plan

        On June 4, 2002, the Company's board of directors declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock. The dividend was payable on June 14, 2002 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one-thousandth of a share of Series A junior participating preferred stock of the Company at a price of $25.00 per unit. The description and terms of the rights are set forth in a Rights Agreement, dated as of June 4, 2002, by and between the Company and Mellon Investor Services LLC, a New Jersey Limited Liability Company, as Rights Agent.

        Until the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the Company's outstanding common stock or (ii) ten business days (or such later date as may be determined by action of the Company's board of directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the bidder's beneficial ownership of 15% or more of the Company's outstanding common stock (the earlier of such dates being called the distribution date), the rights will be evidenced by the Company's common stock certificates.

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

9. Stock-Based Compensation

1999 Stock Option Plan and 2002 Stock Incentive Plan

        On May 13, 1999, the Company's board of directors adopted and the stockholders approved the 1999 Stock Option Plan (the "1999 Stock Plan"). A total of 5,000,000 shares of common stock were reserved for issuance under the 1999 Stock Plan.

        On May 23, 2002, the Company's board of directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively the "2002

Stock Plan"), resulting in 15,000,000 common shares reserved for issuance. In addition, the shares under the 2002 Stock Plan increase annually on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. As of December 31, 2007, there are 87,764 shares available for future grant.

        The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options to, among other parties, employees, officers and directors of the Company. Stock options granted to new employees or officers generally begin vesting on the new employee's or officer's first date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro-rata monthly over the remaining three years, and expire five to ten years from the date of grant. Stock options granted to existing employees or officers typically vest on a monthly pro-rata basis over a four-year period and expire five to ten years from the date of grant. Stock options granted to directors generally vest over a two-year period and expire five to ten years from the date of grant.

Assumed Stock Plans

        Pursuant to the Company's business combinations with Fastclick, Webclients, HiSpeed Media, Commission Junction, Be Free, and Mediaplex, the Company assumed the stock options and related plans as detailed below. No stock options are available for future grants under these plans.

Name of Plan	Number of Options	Exercise Prices Per Share	Maximum Exercise Term	Vesting Periods
Fastclick—2004 Stock Plan and 2000 Stock Plan	1,293,145	$0.26 to $15.14	10 years	Up to 4 years
Webclients—2004 Stock Incentive Plan	349,044	$10.39	10 years	Up to 4 years
HiSpeed Media—2001 Stock Incentive Plan	80,710	$1.99	10 years	Up to 4 years
Commission Junction—2001 Stock Incentive Plan and 1999 Stock Option Plan	1,217,693	$3.45 to $8.62	10 years	Up to 4 years
Be Free—1998 Stock Incentive Plan	4,164,875	$0.23 to $68.59	10 years	Up to 4 years
Mediaplex—1997 Stock Option Plan	2,762,912	$1.22 to $247.99	10 years	Up to 4 years

Plan Activity

        The following table summarizes activity under all of the Company's stock plans for the years ended December 31, 2007, 2006 and 2005:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2004	7,375,737	$7.59
Granted	4,144,436	$13.42
Assumed from Webclients and Fastclick	1,642,189	$4.93
Exercised	(3,015,936)	$4.79
Forfeited/expired	(608,469)	$14.47

Options outstanding at December 31, 2005	9,537,957	$10.11
Granted	1,342,625	$16.99
Exercised	(4,419,809)	$6.87
Forfeited/expired	(996,485)	$14.27

Options outstanding at December 31, 2006	5,464,288	$13.66
Granted	6,300,000	$26.95
Exercised	(1,102,184)	$12.00
Forfeited/expired	(1,536,626)	$19.59

Options outstanding at December 31, 2007	9,125,478	$22.04	4.89	$32,435

Options vested at December 31, 2007 and expected to vest after December 31, 2007	8,829,283	$21.99	4.89	$31,836

Options exercisable at December 31, 2007	2,888,551	$18.09	5.20	$21,320

        The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $16.9 million, $54.5 million and $34.7 million, respectively. The weighted-average estimated grant date fair value of stock options granted for the years ended December 31, 2007, 2006 and 2005 was $10.74, $6.93 and $7.97, respectively. The weighted-average estimated grant date fair value of $7.97 for the year ended December 31, 2005 includes the weighted-average fair value of stock options assumed in business combinations of $12.42. Excluding stock options assumed in business combinations, the weighted-average estimated grant date fair value of stock options granted for the year ended December 31, 2005 was $6.28.

        As of December 31, 2007 and 2006, there were $59.5 million and $25.9 million, respectively, of total unrecognized stock-based compensation related to unvested stock options. The remaining vesting period for such unvested stock options ranges up to 4 years, with a weighted-average remaining vesting period of 2.9 years.

Employee Stock Purchase Plan

        The Company commenced its Employee Stock Purchase Plan ("the Purchase Plan") in September 2007, which allows employees to purchase shares of the Company's common stock through payroll deductions of up to 10 percent of their annual, eligible compensation subject to certain Internal Revenue Code and Purchase Plan limitations. The Purchase Plan provides for the issuance of a maximum of 1.5 million shares of common stock. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each twelve-month offering period or the specified purchase date. No shares were purchased for the year ended December 31, 2007. For the year ended December 31, 2007, stock-based compensation recognized under the Purchase Plan was $394,000. As of December 31, 2007, there was $961,000 of unrecognized compensation cost related to the Purchase Plan which is expected to be recognized over a weighted average period of approximately five months.

Stock Appreciation Rights Plan

        In October 2005, the Company issued 311,000 share-equivalent Stock Appreciation Rights ("SARs") to certain former employees of Fastclick. The purpose of the SARs was to provide certain individuals with an inducement to remain with the combined organization subsequent to the acquisition date. The SARs vested over either a four- or eight-quarter period beginning October 1, 2005. The intrinsic value of the SARs that vested each quarter was settled in cash the following quarter. The SARs were classified as liability awards in accordance with SFAS 123(R). As of December 31, 2007, all SARs were fully vested and paid. No SARs have been issued subsequent to October 2005.

Valuation and Expense Information under SFAS 123(R)

        For the year ended December 31, 2007, the Company recognized stock-based compensation of $18.5 million, which included $17.9 million related to stock options, $155,000 related to SARs, and $394,000 related to the Purchase Plan. For the year ended December 31, 2006, the Company recognized stock-based compensation of $11.9 million, which includes $10.4 million related to stock options and $1.5 million related to SARs. The following table summarizes, by consolidated statement of operations line item the impact of stock-based compensation and the related income tax benefits recognized for the year ended December 31, 2007 and 2006, (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Sales and marketing	$5,101	$4,429
General and administrative	10,937	5,258
Technology	2,449	2,253

Stock-based compensation	18,487	11,940
Related income tax benefits	(6,748)	(3,980)

Stock-based compensation, net of tax benefits	$11,739	$7,960

        The Company has not capitalized as an asset any stock-based compensation for the years ended December 31, 2007, 2006 and 2005.

        Prior to adopting SFAS 123(R), the Company classified all tax benefits resulting from the exercise of stock options as an operating activity in the consolidated statements of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to instead be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation for such stock options. Pursuant to the requirements of SFAS 123(R), $4.5 million and $18.6 million of excess tax benefits for the years ended December 31, 2007 and 2006 have been classified as a financing activity in the consolidated statements of cash flows.

        The Company calculated the estimated fair value of each stock-based award on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Stock Options
	Year Ended December 31,
	2007	2006	2005
Risk-free interest rates	4.5%	4.7%	4.0%
Expected lives (in years)	3.6	3.6	3.6
Dividend yield	0%	0%	0%
Expected volatility	48%	49%	57%

	Employee Stock Purchase Plan
	Year Ended December 31,
	2007	2006	2005
Risk-free interest rates	4.5%	—	—
Expected lives (in years)	0.7	—	—
Dividend yield	0%	—	—
Expected volatility	51%	—	—

        The Company's computation of expected volatility for the years ended December 31, 2007 and 2006 was based on a combination of historical volatility and market-based implied volatility from traded options on the Company's common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. The Company estimated the expected life of each stock option granted in 2007 and 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The expected life of options granted under the Purchase Plan represents the weighted-average amount of time remaining in the twelve-month offering period. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

        Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees, officers and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on stock-based compensation, net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans for the year ended December 31, 2005 (in thousands, except per share data):

Year Ended December 31,
2005
Net income, as reported	$40,644
Add:
Stock-based compensation included in reported net income, net of related tax effects	1,271
Deduct:
Stock-based compensation determined under fair value-based method for all awards, net of related tax effects	(5,808)

Pro forma net income	$36,107

Net income per common share:
Basic—as reported	$0.46

Diluted—as reported	$0.45

Basic—pro forma	$0.41

Diluted—pro forma	$0.40

10. Net Income Per Common Share

        The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$70,612	$62,574	$40,644

Denominator:
Denominator for basic calculation—weighted-average common shares	99,224	99,600	87,722
Weighted-average effect of dilutive securities—stock options	1,294	2,121	3,135

Denominator for diluted calculation	100,518	101,721	90,857

Net income per common share:
Basic	$0.71	$0.63	$0.46

Diluted	$0.70	$0.62	$0.45

        The diluted net income per common share computations exclude common stock options which were anti-dilutive as a result of their exercise price being greater than the average market price of the Company's common stock for the respective years. The number of shares excluded from the diluted net income per common share computation was 4.2 million, 2.8 million and 416,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

11. Defined Contribution Plans

        Prior to 2006, the Company had various savings plans (the "Savings Plans") that qualified as defined contribution plans under Section 401(k) of the Internal Revenue Code. In 2006, the Savings Plans were consolidated into one savings plan (the "Master Savings Plan"), which also qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Master Savings Plan, participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service's annual contribution limit. All full-time employees of the Company are eligible to participate in the Master Savings Plan. The Master Savings Plan does not permit investment of participant contributions in the Company's common stock. Company matching contributions to the Master Savings Plan is discretionary. Company contributions to the Master Savings Plan amounted to $701,000, $445,000 and $395,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

12. Related Party Transactions

        In connection with the Webclients acquisition completed in June 2005, the Company assumed certain lease obligations with a property management partnership owned in part by management of Webclients who remain employees of the Company. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $473,000, $455,000 and $222,000, respectively, in facilities expense associated with this operating lease agreement. As of December 31, 2007 and 2006, the Company had an outstanding amount due to this unaffiliated entity of $9,000 and $1,000, respectively, which is reflected in accounts payable and accrued expenses.

13. Commitments and Contingencies

Leases

        Future minimum lease payments as of December 31, 2007 under noncancellable operating leases, and related sublease income, with initial lease terms in excess of one year, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31:	Operating Lease Commitments	Operating Sublease Income
2008	$6,585	$(582)
2009	5,065	(283)
2010	3,238	(267)
2011	1,324	—
2012	485	—
Thereafter	—	—

Total minimum lease payments	$16,697	$(1,132)

        Operating leases consist primarily of facility leases. Certain of the Company's operating leases include escalation clauses that periodically adjust rental expense to reflect changes in price indices. The Company records rent expense on a straight-line basis over the lease term.

        Total rent expense under operating leases, net of sublease income, was $5.6 million, $5.0 million and $3.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        As of December 31, 2007, the Company had the following purchase obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Purchase obligations	$2,690	$2,305	$362	$23	$—

        Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

        Standby letters of credit are maintained pursuant to certain of the Company's lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Certificates of deposit of $500,000 maintained by the Company in connection with certain of these standby letters of credit are included in cash and cash equivalents as of December 31, 2007 and 2006. Commitments under standby letters of credit as of December 31, 2007 are scheduled to expire as follows (in thousands):

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

Legal Action

        On May 16, 2007, the Company received a letter from the Federal Trade Commission ("FTC") stating that the FTC was conducting an inquiry to determine whether the Company's lead generation activities violate either the Federal Trade Commission Act ("FTC Act") or the CAN-SPAM Act. Specifically, the FTC investigated certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, without admitting any wrongdoing, the Company and the FTC agreed to a stipulated injunction to resolve this matter. The agreement is subject to Department of Justice and presiding court approval. The terms of the stipulated injunction include the payment of

$2.9 million as well as guidelines under which the Company has agreed to operate its promotional lead generation activities. The Company recorded an accrual for the settlement payment associated with the stipulated injunction under general and administrative expense in its consolidated financial statements for the year ended December 31, 2007. The agreement between the Company and the FTC is for settlement purposes only, and does not constitute an admission by the Company that a law has been violated or that the facts as alleged in the FTC's complaint are true.

        On July 9, 2007, the Company received a letter from the FTC stating that the FTC was conducting an inquiry regarding advertising claims made by the Company's customers who offer anti-spyware programs and the dissemination of such advertising. Specifically, the FTC investigated whether the Company or others engaged in unfair or deceptive acts or practices in violation of the FTC Act. The Company was notified by the FTC in the first quarter of 2008 that its inquiry into this matter had concluded with no findings of any wrongdoing by the Company.

        On August 17, 2007, a purported securities fraud class action lawsuit was filed in the United States District Court for the Central District of California by Carl Waldrep, on behalf of himself and all others similarly situated, presuming to represent all persons who purchased or otherwise acquired the common stock of ValueClick, Inc. ("the Company") between November 1, 2006 and July 27, 2007. The lawsuit alleges violations of certain federal securities laws based upon the Company and its officers alleged misrepresentation of materially false and misleading statements concerning the Company's compliance with laws and standards applicable to its lead generation business, among other things. The lawsuit is brought against the Company, its Executive Chairman and its Chief Administrative Officer. Since August 17, 2007 and through the date of this filing, one other similar purported class action was filed, and both actions have since been consolidated. The Company intends to defend itself vigorously. No amounts have been recorded in the Company's consolidated financial statements as of December 31, 2007 related to this matter.

        On August 30, 2007, Plaintiff, David Marashlian, a ValueClick shareholder purportedly suing on behalf of the Company, filed a derivative suit against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, Inc. "the Defendants") in the Los Angeles County Superior Court. The Complaint alleges that Defendants breached their fiduciary duties and asserts other related common law and statutory claims based on, among other things, alleged improper sales of stock and improper financial reporting. The allegation arise from Plaintiff's claim that individual Defendants caused or allowed ValueClick to improperly conceal in its public statements that a material portion of its revenues were generated from practices that violated the CAN-SPAM Act of 2003 among other things. On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The Company intends to defend itself vigorously against these and related allegations. No amounts have been recorded in the Company's consolidated financial statements as of December 31, 2007 related to these matters.

        From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, except as discussed above, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company's business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

14. Segments and Geographic Information

        The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and

Technology. The following table provides revenue, segment income from operations and total assets for each of the Company's four business segments. Segment income from operations, as shown below, excludes the effects of: stock-based compensation; amortization of intangible assets; restructuring benefit, net; and corporate expenses as these items are excluded from the segment performance measures utilized by the Company's chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company's executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses.

	Revenue			Segment Income from Operations			Total Assets
	2007	2006	2005	2007	2006	2005	2007	2006
	(in thousands)
Media	$386,735	$382,973	$164,835	$86,574	$94,193	$38,310	$404,436	$504,051
Affiliate Marketing	136,696	112,150	95,791	68,259	57,906	44,961	277,187	217,676
Comparison Shopping	92,020	26,217	17,295	17,449	3,076	2,034	289,686	42,163
Technology	32,538	25,714	27,015	12,634	7,622	9,303	39,713	29,376
Inter-segment revenue	(2,373)	(1,438)	(929)	—	—	—	—	—

Total	$645,616	$545,616	$304,007	$184,916	$162,797	$94,608	$1,011,022	$793,266

        A reconciliation of segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Segment Income from Operations
	2007	2006	2005
Segment income from operations	$184,916	$162,797	$94,608
Corporate expenses	(30,288)	(26,932)	(16,103)
Stock-based compensation	(18,487)	(11,940)	(2,022)
Amortization of intangible assets	(25,949)	(21,801)	(12,179)
Restructuring benefit, net	—	—	73

Consolidated income from operations	$110,192	$102,124	$64,377

        Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments was $3.4 million, $2.4 million, $1.3 million, and $1.7 million, respectively, for the year ended December 31, 2007; $3.2 million, $2.8 million, $756,000, and $1.9 million, respectively, for the year ended December 31, 2006; and, $1.6 million, $2.8 million, $286,000, and $1.8 million, respectively, for the year ended December 31, 2005. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $907,000, $622,000 and $640,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company's operations are domiciled in the United States with operations in Europe, China and Japan through wholly-owned subsidiaries. Revenue is attributed to individual countries based upon the country in which the customer relationship is maintained. The Company's operations in China primarily support the revenue generated in the United States, and therefore, the costs associated with these operations are attributed to the United States in the determination of geographic income from operations shown below. Geographic long-lived assets exclude non-current marketable securities, deferred tax assets and other assets in the Company's consolidated balance sheets.

        The Company's geographic information was as follows (in thousands):

	Year Ended December 31, 2007
	Revenue	Income from Operations	Long-lived Assets at December 31, 2007
United States	$556,031	$101,586	$528,639
International	100,818	8,606	43,229
Inter-regional eliminations	(11,233)	—	—

Total	$645,616	$110,192	$571,868

	Year Ended December 31, 2006
	Revenue	Income from Operations	Long-lived Assets at December 31, 2006
United States	$486,773	$95,980	$342,313
International	69,740	6,144	46,135
Inter-regional eliminations	(10,897)	—	—

Total	$545,616	$102,124	$388,448

	Year Ended December 31, 2005
	Revenue	Income from Operations	Long-lived Assets at December 31, 2005
United States	$263,385	$59,463	$365,761
International	48,673	4,914	27,208
Inter-regional eliminations	(8,051)	—	—

Total	$304,007	$64,377	$392,969

SCHEDULE II

VALUECLICK, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Other Adjustments(2)	Deductions	Balance at End of Period
Allowance for doubtful accounts and sales credits(1):
Year ended December 31, 2007	$4,124	$7,762	$31	$(5,382)	$6,535
Year ended December 31, 2006	$4,692	$4,818	$—	$(5,386)	$4,124
Year ended December 31, 2005	$2,973	$3,283	$1,031	$(2,595)	$4,692

(1)
Items relating to the allowance for doubtful accounts are charged to expense. Items relating to sales credits are charged against revenue.

(2)
Other adjustments represent increases in the allowance for doubtful accounts and sales credits from acquisitions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 29th day of February, 2008.

VALUECLICK, INC.
By:	/s/ TOM A. VADNAIS Tom A. Vadnais Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint each of Tom A. Vadnais and John Pitstick their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TOM A. VADNAIS Tom A. Vadnais	Director and Chief Executive Officer (Principal Executive Officer)	February 29, 2008
/s/ JOHN PITSTICK John Pitstick	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008
/s/ JAMES R. ZARLEY James R. Zarley	Chairman of the Board of Directors	February 29, 2008
/s/ DAVID S. BUZBY David S. Buzby	Director	February 29, 2008
/s/ MARTIN T. HART Martin T. Hart	Director	February 29, 2008
/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	February 29, 2008
/s/ JAMES A. CROUTHAMEL James A. Crouthamel	Director	February 29, 2008
/s/ JAMES R. PETERS James R. Peters	Director	February 29, 2008

QuickLinks

VALUECLICK, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
CONSOLIDATED STATEMENT OF OPERATIONS DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV.
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VALUECLICK, INC. CONSOLIDATED BALANCE SHEETS
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
VALUECLICK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VALUECLICK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE II
VALUECLICK, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
POWER OF ATTORNEY