Form 10-Q
period 2008-03-31
VALUECLICK INC/CA
filed 2008-05-09
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2008 was 95,165,855.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,860	$82,767
Marketable securities	66,351	170,691
Accounts receivable, net	118,159	126,605
Inventories	1,650	1,591
Prepaid expenses and other current assets	5,787	4,679
Income taxes receivable	—	4,448
Deferred tax assets	8,582	8,067
Total current assets	298,389	398,848
Marketable securities, less current portion	30,844	34,059
Property and equipment, net	18,484	19,357
Goodwill	440,852	439,532
Intangible assets, net	105,923	112,979
Deferred tax assets, less current portion	6,790	4,346
Other assets	1,962	1,901
TOTAL ASSETS	$903,244	$1,011,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$110,023	$215,453
Income taxes payable	10,334	1,943
Deferred revenue	2,035	1,803
Total current liabilities	122,392	219,199
Income taxes payable, less current portion	76,492	74,863
Deferred tax liabilities, less current portion	3,625	3,787
Other non-current liabilities	3,254	3,240
TOTAL LIABILITIES	205,763	301,089

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 96,043,072 and 98,211,949 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	96	98
Additional paid-in capital	646,020	653,430
Accumulated other comprehensive income	9,073	9,279
Retained earnings	42,292	47,126
Total stockholders’ equity	697,481	709,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$903,244	$1,011,022

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three-month Period Ended March 31,
	2008	2007

Revenue	$176,034	$156,924
Cost of revenue	55,113	47,047
Gross profit	120,921	109,877
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,682 and $1,028 for 2008 and 2007, respectively)	51,701	48,452
General and administrative (includes stock-based compensation of $3,456 and $2,084 for 2008 and 2007, respectively)	21,654	17,541
Technology (includes stock-based compensation of $651 and $526 for 2008 and 2007, respectively)	9,963	8,927
Amortization of intangible assets	7,760	5,771
Total operating expenses	91,078	80,691

Income from operations	29,843	29,186
Interest income and other, net	3,051	2,939
Income before income taxes	32,894	32,125
Income tax expense	13,727	13,491
Net income	$19,167	$18,634

Other comprehensive income:
Foreign currency translation	2,959	(495)
Change in market value of marketable securities, net of tax	(3,165)	153
Comprehensive income	$18,961	$18,292

Basic net income per common share	$0.20	$0.19
Diluted net income per common share	$0.19	$0.18

Weighted-average shares used to calculate net income per common share:
Basic	97,722	99,562
Diluted	98,557	101,036

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

						Accumulated Other
					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance at December 31, 2007	—	$—	98,211,949	$98	$653,430	$9,279	$47,126	$709,933

Non-cash, stock-based compensation	—	—	—	—	5,789	—	—	5,789

Shares issued in connection with employee stock programs	—	—	136,031	—	2,079	—	—	2,079

Tax benefit from stock option exercises	—	—	—	—	46	—	—	46

Repurchase and retirement of common stock	—	—	(2,304,908)	(2)	(15,324)		(24,001)	(39,327)

Net income	—	—	—	—	—	—	19,167	19,167

Change in market value of marketable securities, net of tax	—	—	—	—	—	(3,165)	—	(3,165)

Foreign currency translation	—	—	—	—	—	2,959	—	2,959

Balance at March 31, 2008	—	$—	96,043,072	$96	$646,020	$9,073	$42,292	$697,481

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three-month Period Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$19,167	$18,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,334	8,205
Provision for doubtful accounts and sales credits	1,473	1,076
Non-cash, stock-based compensation	5,789	3,486
Deferred income taxes	(3,100)	(3,330)
Tax benefit from stock option exercises	46	1,777
Excess tax benefit from stock option exercises	(58)	(1,728)
Changes in operating assets and liabilities	16,468	20,516
Net cash provided by operating activities	50,119	48,636

Cash flows from investing activities:
Purchases of marketable securities	(26,493)	(84,915)
Proceeds from the maturities and sales of marketable securities	130,713	33,589
Purchases of property and equipment	(1,583)	(1,771)
Acquisition of businesses and related payments	(100,983)	—
Net cash provided by (used in) investing activities	1,654	(53,097)

Cash flows from financing activities:
Repurchases and retirement of common stock	(39,327)	—
Proceeds from employee stock programs	2,079	3,914
Excess tax benefit from stock option exercises	58	1,728
Net cash (used in) provided by financing activities	(37,190)	5,642

Effect of exchange rate changes on cash and cash equivalents	510	90
Net increase in cash and cash equivalents	15,093	1,271

Cash and cash equivalents, beginning of period	82,767	76,769
Cash and cash equivalents, end of period	$97,860	$78,040

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (“ValueClick” or “the Company”) offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Additionally, the Company provides software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that the Company provides enables its advertiser customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining the Company’s media, affiliate marketing, comparison shopping, and technology offerings with its experience in online marketing, the Company helps its advertiser customers around the world optimize their online marketing campaigns.

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

COMPARISON SHOPPING— ValueClick’s online comparison shopping destination websites enable consumers to research and compare products from among thousands of online and/or offline merchants using the Company’s proprietary technology. The Company gathers product and merchant data and organizes it into a comprehensive catalog on its destination websites, along with relevant consumer and professional reviews. This service is free for consumers, and customers primarily pay the Company on a CPC basis for traffic delivered to the customers’ websites from listings on the Company’s websites. ValueClick’s comparison shopping segment services are offered primarily through the Company’s Pricerunner and MeziMedia subsidiaries. Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. MeziMedia, acquired in July 2007, operates comparison shopping destination websites in the United States, Japan and Europe, primarily under the Smarter.com, Shopica.com and Couponmountain.com brand names.

TECHNOLOGY— ValueClick’s Technology segment includes its Mediaplex and Mediaplex Systems subsidiaries. Mediaplex is an application services provider (“ASP”) offering technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Mediaplex’s products are based on its proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser’s enterprise data system and to provide ongoing campaign optimization.

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

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008. The December 31, 2007 condensed consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

2.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Refer to note 8 for further information. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”
(“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for the Company on January 1, 2009. The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on its consolidated financial position, cash flows or results of operations.

3.                                      STOCK-BASED COMPENSATION

In the three-month periods ended March 31, 2008 and 2007, the Company recognized stock-based compensation of $5.8 million and $3.6 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three-month periods ended March 31, 2008 and 2007 (in thousands):

	Three-month Period Ended March 31,
	2008	2007

Sales and marketing	$1,682	$1,028
General and administrative	3,456	2,084
Technology	651	526
Stock-based compensation	5,789	3,638
Related income tax benefits	(1,974)	(1,416)
Stock-based compensation, net of tax benefits	$3,815	$2,222

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

The allocation of the initial purchase price (excluding contingent consideration) to the assets acquired and liabilities assumed and the useful lives, in years, assigned to intangible assets was as follows (in thousands):

Cash acquired	$18,944
Other tangible assets acquired	9,540

	Useful life
Amortizable intangible assets:
Customer relationships	3	2,100
Trademarks, trade names and domain names	5	10,400
Developed technologies	4	26,700
Covenants not to compete	4	7,500
Total identifiable intangible assets		46,700

Goodwill		58,025
Total assets acquired		133,209

Liabilities assumed		(17,230)
Total		$115,979

The intangible assets were valued using a combination of valuation methods, including future discounted cash flows expected to be generated from the assets, comparison of market prices for other similar assets, and the cost of replacing the assets. The Company will amortize each intangible asset on a straight-line basis over the asset’s useful life as this method approximates the pattern in which the economic benefits of the assets are consumed. All of the goodwill resulting from this acquisition is tax deductible.

In addition to the initial cash consideration, the shareholders of MeziMedia earned $106.1 million in contingent cash consideration for achieving certain revenue and earnings performance targets for the year ended December 31, 2007. The shareholders of MeziMedia may also be entitled to additional contingent cash consideration based on the achievement by MeziMedia of certain revenue and earnings performance targets for the years ending December 31, 2008 and 2009. Total cash consideration, which includes the $97.0 million initial cash consideration and transaction costs and the $106.1 million cash consideration related to fiscal 2007 performance, will range between approximately $203.1 million and $348.8 million, depending on whether the performance targets are met for the years ending December 31, 2008 and 2009. The cash consideration earned related to MeziMedia’s 2007 performance of $106.1 million was accrued at December 31, 2007 and has been accounted for as additional purchase price and added to Goodwill in the Company’s consolidated balance sheet as of December 31, 2007 and March 31, 2008. In February 2008, the Company paid $101 million of this amount, and as of March 31, 2008, $5.1 million remained in accrued expenses. Future contingent cash consideration paid, if any, for fiscal 2008 and 2009 performance will also be accounted for as additional purchase price and added to goodwill at the time the Company is able to determine the amount of such consideration.

MeziMedia provides the Company with additional opportunities to monetize online traffic and expand its overall comparison shopping presence in the United States, China and Japan. This factor contributed to a purchase price in excess of the fair value of MeziMedia’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of MeziMedia’s operations are included in the Company’s consolidated financial statements beginning on the date of acquisition.

Pro forma Results of Operations. The historical operating results of MeziMedia have not been included in the Company’s historical consolidated operating results prior to its acquisition date. Pro forma results of operations data for the three-month period ended March 31, 2007, as if the acquisition had occurred at January 1, 2007 is as follows (in thousands, except per share data):

	Three-month Period Ended March 31, 2008	Three-month Period Ended March 31, 2007
	(actual as reported)	(pro forma)
Revenue	$176,034	$176,137
Net income	$19,167	$19,989
Basic net income per common share	$0.20	$0.20
Diluted net income per common share	$0.19	$0.20

These pro forma results of operations are not necessarily indicative of future operating results.

5.                                      GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the three-month period ended March 31, 2008 were as follows (in thousands):

	Balance at December 31, 2007	Additions and Adjustments	Balance at March 31, 2008
Reporting Units:
Media	$232,000	$165	$232,165
Affiliate Marketing	30,733	387	31,120
Comparison Shopping	176,799	768	177,567
Technology	—	—	—
Total goodwill	$439,532	$1,320	$440,852

For the three-month period ended March 31, 2008, the increases in goodwill noted above were due to the impact of currency exchange rate fluctuations.

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
March 31, 2008:
Customer, affiliate and advertiser relationships	$84,161	$(37,250)	$46,911
Trademarks, trade names and domain names	38,598	(9,942)	28,656
Developed technologies and websites	31,966	(8,887)	23,079
Covenants not to compete	16,127	(8,850)	7,277
Total intangible assets	$170,852	$(64,929)	$105,923

December 31, 2007:
Customer, affiliate and advertiser relationships	$83,445	$(33,815)	$49,630
Trademarks, trade names and domain names	38,145	(8,301)	29,844
Developed technologies and websites	31,921	(6,852)	25,069
Covenants not to compete	16,109	(7,673)	8,436
Total intangible assets	$169,620	$(56,641)	$112,979

The Company recognized amortization expense of $7.8 million and $5.8 million on intangible assets for the three-month periods ended March 31, 2008 and 2007, respectively. Estimated intangible asset amortization expense for the remainder of 2008, the succeeding five years and thereafter is as follows (in thousands):

Nine months ending December 31, 2008	$21,819
2009	$26,730
2010	$25,883
2011	$17,866
2012	$7,994
2013	$1,507
Thereafter	$4,124

6.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $6.4 million and $6.5 million at March 31, 2008 and December 31, 2007, respectively. One customer accounted for approximately 11.1% and 10.8% of the accounts receivable balance at March 31, 2008 and December 31, 2007, respectively.

7.                                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	48,051	46,845
Furniture and equipment	4,820	4,633
Leasehold improvements	3,012	2,827
Vehicles	140	137
Property and equipment, gross	58,823	57,242
Less: accumulated depreciation and amortization	(40,339)	(37,885)
Total property and equipment, net	$18,484	$19,357

8.                                      FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financial assets and liabilities recorded at fair value. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s investment in marketable securities consisting of municipal, U.S. government agency and corporate obligations, and auction rate securities. All of the Company’s investments in marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at March 31, 2008 had an aggregate cost of $100.1 million and an estimated fair value of $97.2 million. Marketable securities at December 31, 2007 had an aggregate cost of $204.3 million and an estimated fair value of $204.8 million.

Included in marketable securities at March 31, 2008 are auction rate security instruments (“ARS”) with a par value of $34.3 million.  Due to recent events in credit markets, the auction events for some of these ARS failed during the first quarter of 2008. Therefore, the fair values of these ARS were estimated utilizing discounted cash flow analyses as of March 31, 2008. These analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the ARS are expected to have a successful auction (liquidity). These ARS were also compared, when possible, to other observable market data with similar characteristics to the ARS held by the Company.

As a result of the continued uncertainty in the credit markets, the Company has reduced the value of its ARS from a par value of $34.3 million to an estimated fair value of $30.8 million. The Company considers this reduction in value a temporary impairment and has recorded it as an unrealized loss in accumulated other comprehensive income. The ARS held by the Company at March 31, 2008 were collateralized by student loan portfolios, which are insured or government supported. Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these ARS as non-current on its unaudited Condensed Consolidated Balance Sheet at March 31, 2008. As of March 31, 2008, the Company continues to earn interest on all of its ARS based on contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices, or fixed rates that may result in the Company earning above-market interest rates on these ARS. Any future fluctuation in fair value related to these ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income. If the Company determines in the future that any impairment is other than temporary, it would be required to record a charge to earnings in the period that such determination was made.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$30,844	$—	$—	$30,844
Other available-for-sale securities	66,351	66,351	—	—
Total assets measured at fair value	$97,195	$66,351	$—	$30,844

As discussed above, the Company changed its valuation methodology for ARS to a discounted cash flow analysis during first quarter 2008 as an active quoted market was deemed not to exist due to the auction failures. Accordingly, these

ARS changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities

Balance at December 31, 2007	$—
Transfers to Level 3	34,344
Total unrealized losses included in other comprehensive income	(3,500)
Purchases and settlements (net)	—
Balance at March 31, 2008	$30,844

9.                                      COMMITMENTS AND CONTINGENCIES

On May 16, 2007, the Company received a letter from the Federal Trade Commission (“FTC”) stating that the FTC was conducting an inquiry to determine whether the Company’s lead generation activities violate either the Federal Trade Commission Act (“FTC Act”) or the CAN-SPAM Act. Specifically, the FTC investigated certain ValueClick websites that promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, without admitting any wrongdoing, the Company and the FTC agreed to a stipulated injunction to resolve this matter.  The stipulated injunction was also approved by the Department of Justice and the presiding court in the first quarter of 2008. The terms of the stipulated injunction included the payment of $2.9 million as well as guidelines under which the Company agreed to operate its promotional lead generation activities.  The Company recorded the settlement payment associated with the stipulated injunction under general and administrative expense in its consolidated financial statements for the year ended December 31, 2007.  The agreement between the Company and the FTC was for settlement purposes only, and did not constitute an admission by the Company that a law had been violated or that the facts as alleged in the FTC’s complaint were true.

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer.  The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs.  In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged misrepresentation of materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things.  The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief.  The Company intends to defend itself vigorously and, in March 2008, filed a motion to dismiss this matter. As of March 31, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements as of March 31, 2008 related to this matter.

On August 30, 2007, plaintiff David Marashlian, a ValueClick shareholder purportedly suing on behalf of the Company, filed a derivative suit against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, Inc. “the Defendants”) in the Los Angeles County Superior Court. The Complaint alleges that Defendants breached their fiduciary duties and asserts other related common law and statutory claims based on, among other things, alleged improper sales of stock and improper financial reporting. These allegations arose from the plaintiff’s claim that the individual Defendants caused or allowed ValueClick to improperly conceal in its public statements that a material portion of its revenues were generated from practices that violated the CAN-SPAM Act of 2003, among other things. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick.  In January, the court granted ValueClick’s motion to stay proceedings pending resolution of the parallel derivative action (the Lacerenza case described below) and class action (the LIUNA case described above) pending in federal court.  The Company intends to defend itself vigorously against these allegations. As of March 31, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to these matters.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, “the Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment.  The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results.  Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick.  In January, the Company filed a motion to dismiss this matter.  Rather than oppose that motion, the plaintiff filed a First Amended Complaint.  In February, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action.  The Company intends to defend itself vigorously against these and related allegations. As of March 31, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to these matters.

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

10.                               INCOME TAXES

As of December 31, 2007, the Company had recorded a liability of $68.6 million for unrecognized tax benefits. During the quarter ended March 31, 2008, the Company’s liability for unrecognized tax benefits increased by $0.5 million as a result of income tax positions taken during the period, resulting in a total liability for unrecognized tax benefits at March 31, 2008 of $69.1 million. If recognized in future periods, $68.2 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense and $0.9 million would be recorded as a reduction to goodwill. Facts and circumstances could arise in the twelve-month period following March 31, 2008 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $1.2 million and $1.0 million in gross interest and penalties expense related to unrecognized tax benefits in each of the three-month periods ended March 31, 2008 and 2007, respectively.  The Company had an interest and penalties expense accrual of $7.5 million and $6.3 million at March 31, 2008 and December 31, 2007, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2004 through 2007 tax years for federal purposes, and the 2002 through 2007 tax years for various state and foreign jurisdictions.

11.                               STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, the Company’s board of directors had authorized a total of $279.1 million for repurchases under the Program and the Company had repurchased a total of 34.9 million shares of its common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. During the three-month period ended March 31, 2008, the Company repurchased 2.3 million shares of its common stock for $39.3 million.  In addition, subsequent to March 31, 2008 and through the filing date of this Form 10-Q, the Company repurchased 0.9 million shares of its common stock for approximately $15.4 million. On May 1, 2008, the Company’s board of directors increased the authorization of the Program by an additional $100 million.  As such, as of the filing of this Form 10-Q, $101.3 million of the Company’s capital is available to repurchase shares of its outstanding common stock under the Program.  Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

12.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2008	2007

Net income	$19,167	$18,634

Weighted-average common shares outstanding - basic	97,722	99,562
Dilutive effect of stock options and employee benefit plans	835	1,474
Number of shares used to compute net income per common share - diluted	98,557	101,036

Net income per common share:
Basic	$0.20	$0.19
Diluted	$0.19	$0.18

Stock options to purchase 6,179,000 and 2,303,000 shares of common stock during the three-month periods ended March 31, 2008 and 2007, respectively, were outstanding but excluded from the computation of diluted net income per common share because the exercise price for these stock options was greater than the average market price of the Company’s common stock during the respective periods.

13.                               RELATED PARTY TRANSACTIONS

In the first quarter of 2008, Fidelity Management Trust Company (“FMTC”) became the trustee of the Company’s 401(k) plan.  The Company did not pay FMTC any fees for this and ancillary services. Additionally, entities affiliated with FMTC benefit from fees incurred by plan participants on balances invested in mutual funds through the plan. FMTC and its affiliated entities are subsidiaries of FMR LLC, which was the beneficial owner of more than 5% of the Company’s outstanding shares during the three months ended March 31, 2008.

For the three-month period ended March 31, 2008, the Company paid advertising costs totaling $672,000 to Acquisis LLC, of which a member of the Company’s board of directors is the managing partner and greater than 5% owner.  Acquisis LLC was not a related party for the three-month period ended March 31, 2007. The Company had an outstanding amount due to this unaffiliated entity of $4,000 and $133,000 as of March 31, 2008 and December 31, 2007, respectively, which is reflected in accounts payable and accrued expenses.

14.                               SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping, and Technology. The following table provides revenue and segment income from operations for each of the Company’s four business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses.

	Revenue		Segment Income from Operations
	Three-month Periods Ended March 31,
(in thousands)	2008	2007	2008	2007

Media	$79,353	$108,422	$16,001	$25,794
Affiliate Marketing	35,367	32,798	16,242	16,951
Comparison Shopping	53,001	8,617	14,677	543
Technology	9,278	7,470	3,777	2,579
Inter-segment revenue	(965)	(383)	—	—
Total	$176,034	$156,924	$50,697	$45,867

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2008	2007

Segment income from operations	$50,697	$45,867
Corporate expenses	(7,305)	(7,272)
Stock-based compensation	(5,789)	(3,638)
Amortization of intangible assets	(7,760)	(5,771)
Consolidated income from operations	$29,843	$29,186

Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping, and Technology segments was $947,000, $580,000, $429,000, and $277,000, respectively, for the three-month period ended March 31, 2008; and $853,000, $645,000, $280,000, and $463,000, respectively, for the three-month period ended March 31, 2007. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $341,000 and $193,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

The Company’s operations are domiciled in the United States with operations internationally in Europe, China and Japan through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained.  The Company’s operations in China primarily support the revenue generated in the United States and, therefore, the costs associated with these operations are attributed to the United States in the determination of geographic income from operations shown below.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended March 31,
	2008	2007
United States	$151,105	$138,580
International	28,007	22,127
Inter-regional eliminations	(3,078)	(3,783)
Total	$176,034	$156,924

	Income from Operations
	Three-month Period Ended March 31,
	2008	2007
United States	$29,929	$28,686
International	(86)	500
Total	$29,843	$29,186

For the three-month period ended March 31, 2008, one customer accounted for approximately 13.9% of total revenue. For the three-month period ended March 31, 2007, no customer comprised more than 10% of total revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. We provide powerful offerings to advertiser and advertising agency customers in the following product categories: display advertising, lead generation marketing, and email marketing. Our Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”). We also sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites.

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

Affiliate Marketing segment revenues are principally driven by a combination of fixed fees and variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our Affiliate Marketing platforms.  SEM revenues are driven primarily by a percentage of the revenue we generate for our advertiser customers and our search syndication revenues are driven primarily on a CPC basis.

COMPARISON SHOPPING

Our online Comparison Shopping services enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews and other relevant information. Our services are free for consumers, and our customers primarily pay us on a CPC basis for traffic delivered to the customers’ websites from listings on our websites.

Our Comparison Shopping segment services are offered primarily through our Pricerunner and MeziMedia subsidiaries.  Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. MeziMedia, acquired in July 2007, operates comparison shopping destination websites in the United States, Japan and Europe, primarily under the Smarter.com, Shopica.com and Couponmountain.com brand names.

TECHNOLOGY

Our Technology segment provides advertisers, advertising agencies, website publishers, and other companies with the tools they need to effectively manage both their business operations and marketing programs. Our Technology products and services are offered through our Mediaplex and Mediaplex Systems subsidiaries.

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

	Three-month Period Ended March 31,
	2008	2007
	(in thousands)
Media
Revenue	$79,353	$108,422
Cost of revenue	36,483	38,532
Gross profit	42,870	69,890
Operating expenses	26,869	44,096
Segment income from operations	$16,001	$25,794

Affiliate Marketing
Revenue	$35,367	$32,798
Cost of revenue	7,022	5,958
Gross profit	28,345	26,840
Operating expenses	12,103	9,889
Segment income from operations	$16,242	$16,951

Comparison Shopping
Revenue	$53,001	$8,617
Cost of revenue	11,060	1,349
Gross profit	41,941	7,268
Operating expenses	27,264	6,725
Segment income from operations	$14,677	$543

Technology
Revenue	$9,278	$7,470
Cost of revenue	1,407	1,452
Gross profit	7,871	6,018
Operating expenses	4,094	3,439
Segment income from operations	$3,777	$2,579

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$50,697	$45,867
Corporate expenses	(7,305)	(7,272)
Stock-based compensation	(5,789)	(3,638)
Amortization of intangible assets	(7,760)	(5,771)
Consolidated income from operations	$29,843	$29,186

Reconciliation of segment revenue to consolidated revenue:
Media	$79,353	$108,422
Affiliate Marketing	35,367	32,798
Comparison Shopping	53,001	8,617
Technology	9,278	7,470
Inter-segment revenue	(965)	(383)
Consolidated revenue	$176,034	$156,924

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO MARCH 31, 2007

Revenue.   Consolidated revenue for the three-month period ended March 31, 2008 was $176.0 million, representing a 12.2% increase over the same period in 2007 of $156.9 million.

Media segment revenue decreased to $79.4 million for the three-month period ended March 31, 2008 compared to $108.4 million for the same period in 2007. The decrease of $29.1 million, or 26.8%, in Media segment revenue was attributable to a decrease in lead generation revenue, partially offset by an increase in our U.S. and European display advertising businesses. We believe the decrease in our lead generation marketing revenue was primarily due to the FTC inquiry into this business that is described in note 9 to our condensed consolidated financial statements.  We currently do not expect our lead generation revenue to return to the pre-FTC investigation levels in the near term.

Affiliate Marketing segment revenue increased to $35.4 million for the three-month period ended March 31, 2008 compared to $32.8 million in the same period in 2007. This increase of $2.6 million, or 7.8%, was primarily due to an increase in our number of customers and an increase in transaction volumes associated with both new and existing customers.

Comparison Shopping segment revenue increased to $53.0 million for the three-month period ended March 31, 2008 compared to $8.6 million in the same period in 2007. The increase of $44.4 million, or 515.1%, was primarily attributable to the acquisition of MeziMedia in July 2007 as well as growth in our historical European comparison shopping operations. Please refer to note 4 of our condensed consolidated financial statements for pro forma financial information assuming the acquisition of MeziMedia closed as of January 1, 2007. With the acquisition of MeziMedia, Comparison Shopping segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Technology segment revenue was $9.3 million for the three-month period ended March 31, 2008 compared to $7.5 million for the same period in 2007, an increase of $1.8 million, or 24.2%. The increase in revenue was primarily related to higher volumes of ad serving, both domestically and in Europe, during the quarter ended March 31, 2008 as compared to the same period of the prior year. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our revenue will continue to grow at historical rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Comparison Shopping segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. In addition, cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Our consolidated cost of revenue was $55.1 million for the three-month period ended March 31, 2008 compared to $47.0 million for the same period in 2007, an increase of $8.1 million, or 17.1%. Our consolidated gross margin was 68.7% and 70.0% for the three-month periods ended March 31, 2008 and 2007, respectively.

Cost of revenue for the Media segment decreased $2.0 million, or 5.3%, to $36.5 million for the three-month period ended March 31, 2008 compared to $38.5 million for the same period in 2007. Our Media segment gross margin decreased to 54.0% for the three-month period ended March 31, 2008 compared to 64.5% for the same period in 2007. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than a number of other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment increased $1.1 million, or 17.9%, to $7.0 million for the three-month period ended March 31, 2008 compared to $6.0 million for the same period in 2007. Our Affiliate Marketing gross margin remained relatively consistent at 80.1% for the first quarter of 2008 compared to 81.8% for the same period in 2007.

Cost of revenue for the Comparison Shopping segment increased $9.7 million to $11.1 million for the three-month period ended March 31, 2008 compared to $1.3 million for the same period in 2007 primarily due to the acquisition of MeziMedia.  Our Comparison Shopping segment gross margin decreased to 79.1% for the first quarter of 2008 from 84.3% for the same period in 2007 due primarily to increased costs associated with third-party revenue-share arrangements and the impact of the acquisition of MeziMedia.

Technology segment cost of revenue was $1.4 million and $1.5 million for the three-month periods ended March 31, 2008 and 2007, respectively.  Our Technology segment gross margin increased to 84.8% for the three-month period ended March 31, 2008 from 80.6% for the same period in 2007 due to the operating leverage associated with the higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners that are not directly associated with a revenue-generating event. Total sales and marketing expenses for the three-month period ended March 31, 2008 were $51.7 million compared to $48.5 million for the same period in 2007, an increase of $3.2 million, or 6.7%.  Sales and marketing expenses increased primarily due to the inclusion of online advertising costs of MeziMedia, acquired in July 2007, offset partially by a decrease in online advertising costs in our lead generation marketing business.  Our sales and marketing expenses as a percentage of revenue decreased to 29.4% for the three-month period ended March 31, 2008 compared to 30.9% for the same period in 2007, primarily driven by the lower online advertising costs related to our lead generation activities described above.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses increased to $21.7 million, or 12.3% of revenue, for the three-month period ended March 31, 2008 compared to $17.5 million, or 11.2% of revenue, for the same period in 2007, an increase of $4.1 million, or 23.4%. General and administrative expenses increased primarily due to an increase of $1.4 million in stock-based compensation, higher legal fees, higher bad debt expense, the inclusion of general and administrative expenses of MeziMedia, acquired in July 2007, and increased compensation costs to support the growth in our business.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended March 31, 2008 were $10.0 million, or 5.7% of revenue, compared to $8.9 million, or 5.7% of revenue, for the same period in 2007, an increase of $1.0 million, or 11.6%. The increase in technology expenses was due primarily to the inclusion of MeziMedia’s technology expenses, increases in our worldwide technology staff and the overall growth in our business.

Segment Income from Operations.   Media segment income from operations for the three-month period ended March 31, 2008 decreased 38.0%, or $9.8 million, to $16.0 million, from $25.8 million in the same period of the prior year, and represented 20.2% and 23.8% of Media segment revenue in these respective periods. The decrease in both Media segment income from operations and operating margin was due principally to a decline in our lead generation marketing revenue, offset partially by an increase in our display advertising revenue as noted above.

Affiliate Marketing segment income from operations for the three-month period ended March 31, 2008 decreased 4.2% to $16.2 million, from $17.0 million in the same period of the prior year, and represented 45.9% and 51.7% of Affiliate Marketing segment revenue in these respective periods. The decrease in Affiliate Marketing segment income from operations and operating margin was attributable to higher operating expenses in our European affiliate marketing operations due to investments made to support expansion of our affiliate marketing services throughout Europe.

Comparison Shopping segment income from operations for the three-month period ended March 31, 2008 increased to $14.7 million, from $543,000 in the same period of the prior year, and represented 27.7% and 6.3% of Comparison Shopping segment revenue in these respective periods. The increase in income from operations and operating margin was primarily attributable to the acquisition of MeziMedia as described above.

Technology segment income from operations for the three-month period ended March 31, 2008 increased 46.5% to $3.8 million, from $2.6 million in the same period of the prior year, and represented 40.7% and 34.5% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended March 31, 2008 was $5.8 million compared to $3.6 million for the same period in 2007. The increase of $2.2 million was primarily due to the impact of stock options granted in the first and fourth quarter of 2007 and the commencement of our Employee Stock Purchase Plan (“ESPP”) in September 2007. We currently anticipate stock-based compensation in the range of $23 million to $24 million for the year ending December 31, 2008. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets for the three-month period ended March 31, 2008 was $7.8 million compared to $5.8 million for the same period in 2007. The increase was due to the intangible assets purchased in the acquisition of MeziMedia, acquired in July 2007. We currently anticipate amortization expense of approximately $30 million for the year ending December 31, 2008.

Income Tax Expense.   For the three-month period ended March 31, 2008, we recorded income tax expense of $13.7 million compared to $13.5 million for the same period in 2007. The decrease in the effective income tax rate for the three-month period ended March 31, 2008 to 41.7% from 42.0% in the same period of the prior year was primarily due to an increase in tax-exempt interest income earned on our marketable securities during the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007.  We currently anticipate an effective income tax rate for the year ending December 31, 2008 of approximately 42.0%.

Liquidity and Capital Resources

Since our inception and through the first quarter of 2008, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At March 31, 2008, our combined cash, cash equivalents and marketable securities balances totaled $195.1 million.

Net cash provided by operating activities totaled $50.1 million for the three months ended March 31, 2008 compared to $48.6 million in the same period of 2007. The increase from 2007 was due primarily to an increase in net income before non-cash depreciation, amortization, provision for doubtful accounts and stock-based compensation of $5.4 million offset by a decrease of $4.0 million from net working capital changes.

Net cash provided by investing activities for the three-month period ended March 31, 2008 of $1.7 million was the result of the use of $101.0 million for the payment of the contingent consideration related to the acquisition of MeziMedia and $1.6 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $104.2 million. The net cash used in investing activities for the three months ended March 31, 2007 of $53.1 million was primarily the result of net purchases of marketable securities of $51.3 million and $1.8 million of equipment purchases.

 Net cash used in financing activities of $37.2 million for the three months ended March 31, 2008 was primarily due to $39.3 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $2.1 million received from our employee stock programs.  Net cash provided by financing activities for the three months ended March 31, 2007 of $5.6 million was primarily attributable to proceeds of $3.9 million received from our employee stock programs and $1.7 million of excess tax benefits from stock option exercises.

Marketable Securities

Marketable securities as of March 31, 2008 consisted of highly rated municipal, U.S. government agency and corporate securities with maturities of less than two years, and highly rated auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically has allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. As of March 31, 2008, our marketable securities portfolio, with a total estimated fair value of $97.2 million, included ARS with a par value of $34.3 million and an estimated fair value of $30.8 million. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities. As a result of these failed auctions, we have been unable to liquidate these securities and the interest rates on these ARS reset to contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices, or fixed rates that may result in us earning above-market interest rates on these ARS. In the event we need to sell these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market.

As a result of the remaining uncertainty in the market for ARS, we have classified these investments as “non-current” in the accompanying consolidated balance sheet as of March 31, 2008. Additionally, we have reduced the fair value for these investments from their par value of $34.3 million to an estimated fair value of $30.8 million. We consider this reduction in value a temporary impairment and have recorded it as an unrealized loss in accumulated other comprehensive income.

As discussed in note 8 to the condensed consolidated financial statements, we adopted the provisions of Statement 157 as of January 1, 2008.  We have determined that we utilize unobservable (Level 3) inputs in establishing the estimated fair value of the ARS of $30.8 million at March 31, 2008.  In prior periods, due to successful auctions, quoted market prices were readily available for these ARS, which would qualify as Level 1 inputs under Statement 157.  However, due to the recent events discussed above, we have estimated the fair values of these ARS utilizing a discounted cash flow analysis as of March 31, 2008.  These analyses consider, among other factors, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of expected future cash flows, and expectations of when the ARS are expected to have successful auctions.  These ARS were also compared, when possible, to other observable market data with similar characteristics to the ARS held by the Company.  Due to these events, we have reclassified all of our ARS as Level 3 during the first quarter of 2008.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, our board of directors had authorized a total of $279.1 million for repurchases under the Program and we have repurchased a total of 34.9 million shares of our common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. During the three-month period ended March 31, 2008, we repurchased 2.3 million shares of our common stock for $39.3 million.  In addition, subsequent to March 31, 2008 and through the date of this Form 10-Q, we repurchased 0.9 million shares of our common stock for approximately $15.4 million. On May 1, 2008, our board of directors increased the authorization of the Program by an additional $100 million.  As such, as of the filing of this Form 10-Q, $101.3 million of our capital is available to repurchase shares of our outstanding common stock under the Program.  Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue repurchases at any time that we or our board of directors determines additional repurchases are not warranted. The amounts authorized by our board of directors exclude broker commissions.

Commitments and Contingencies

There were no significant changes to our commitments and contingencies during the three-month period ended March 31, 2008.

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

We believe that our existing cash and cash equivalents and liquid marketable securities, combined with our expectation that we will generate cash flows from operations in fiscal 2008, will provide us with sufficient liquidity to fund our operations and capital requirements for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders may be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recently Issued Accounting Standards

As discussed in note 8 to the condensed consolidated financial statements, on January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We do not expect that the adoption of the provisions of FSP 157-2 will have a material impact on our consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009.  The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”
(“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is required to be adopted simultaneously with SFAS 141R and is effective for us on January 1, 2009. We do not currently have any non-controlling interests in our subsidiaries, and accordingly, the adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, cash flows or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments in marketable securities. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our exposure to market rate risk for changes in interest rates relates primarily to our marketable securities portfolio. We have not used derivative financial instruments in our marketable securities portfolio. We invest a portion of our excess cash in debt instruments of high-quality issuers and, as a matter of policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Marketable securities as of March 31, 2008 consisted of highly rated municipal, U.S. government agency and corporate securities with maturities of less than two years, and highly rated auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically has allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling the ARS at par. See further discussion of our marketable securities portfolio and ARS holdings in the “Liquidity and Capital Resources” section of Item 2 of this Form 10-Q under the header “Marketable Securities”.

Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for ARS to be weighted based on the auction reset date. Due to the current illiquidity in the ARS market, we have temporarily excluded our ARS from the determination of compliance with the maturity limitations of our internal investment policy. As of March 31, 2008, our investments in marketable securities, excluding our ARS, had a weighted-average time to maturity of 274 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of March 31, 2008, the net unrealized loss in our investments in marketable securities totaled $2.9 million, which includes a temporary impairment charge to reflect the current illiquid nature of our ARS of $3.5 million.

During the three months ended March 31, 2008, our investments in marketable securities yielded an annual effective interest rate of 4.45% and an annual taxable equivalent yield of 5.70%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $2.0 million.  In addition, if the issuers of our ARS were unable to continue to make the contractual interest payments, the result would be an annual decrease in our interest income of approximately $1.5 million.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the three-month period ended March 31, 2008 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $2.8 million, an estimated reduction of income before income taxes of approximately $55,000 and an estimated reduction of net assets, excluding intercompany balances, of approximately $10.3 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of March 31, 2008, we had $53.9 million in cash and cash equivalents and $19.1 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against ValueClick, Inc. (“the Company”), its Executive Chairman and its former Chief Administrative Officer.  The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs.  In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged misrepresentation of materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things.  The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief.  The Company intends to defend itself vigorously and, in March 2008, filed a motion to dismiss this matter. As of March 31, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to this matter.

On August 30, 2007, plaintiff David Marashlian, a ValueClick shareholder purportedly suing on behalf of the Company, filed a derivative suit against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, “the Defendants”) in the Los Angeles County Superior Court. The Complaint alleges that Defendants breached their fiduciary duties and asserts other related common law and statutory claims based on, among other things, alleged improper sales of stock and improper financial reporting. These allegations arose from the plaintiff’s claim that the individual Defendants caused or allowed ValueClick to improperly conceal in its public statements that a material portion of its revenues were generated from practices that violated the CAN-SPAM Act of 2003 among other things.  Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick.  In January, the court granted ValueClick’s motion to stay proceedings pending resolution of the parallel derivative action (the Lacerenza case described below) and class action (the LIUNA case described above) pending in federal court.  The Company intends to defend itself vigorously against these allegations. As of March 31, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to these matters.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California.  The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, “the Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment.  The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results.  Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick.  In January, the Company filed a motion to dismiss the complaint.  Rather than oppose that motion, the plaintiff filed a First Amended Complaint.  In February, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action.   The Company intends to defend itself vigorously against these and related allegations.  As of March 31, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to these matters.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risks before you decide to buy shares of our common stock. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 45.1% of our revenue for the three-month period ended March 31, 2008 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

OUR COMPARISON SHOPPING SEGMENT REVENUE IS SUBJECT TO CUSTOMER CONCENTRATION RISKS.  THE LOSS OF ONE OR MORE OF THE MAJOR CUSTOMERS IN OUR COMPARISON SHOPPING SEGMENT COULD SIGNIFICANTLY AND NEGATIVELY IMPACT THE REVENUE AND PROFITABILITY LEVELS OF THIS SEGMENT.

Our comparison shopping business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites.  A large portion of the revenue in our comparison shopping segment is generated via sponsored search listings from major search engines.  Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards; and changes in the competitive environment, such as industry consolidation.  If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR COMPARISON SHOPPING DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR COMPARISON SHOPPING SEGMENT.

 We generate online consumer traffic for our comparison shopping destination websites using various methods including: organic traffic, offline marketing campaigns, distribution agreements, search engine marketing (SEM) and search engine optimization (SEO). The current revenue and profitability levels of our Comparison Shopping segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our comparison shopping destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Comparison Shopping segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our comparison shopping destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, such as Advertising.com (owned by AOL), DoubleClick Performics (owned by Google), Direct Response Technologies (owned by Digital River), and Linkshare (owned by Rakuten), and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media (owned by WPP Group plc). We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We also compete with pay-per-click search companies such as Yahoo!, Google and MIVA. In addition, we compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com (owned by eBay), Kelkoo (owned by Yahoo!), NexTag, Shopzilla (owned by EW Scripps), and Pricegrabber (owned by Experian), and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, AOL and MSN, have direct sales personnel and substantial proprietary online advertising inventory that provide significant competitive advantages compared to our networks, and they have a significant impact on pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have. Further, Google, Yahoo! and Microsoft have recently closed acquisitions to put them in direct competition with a number of our offerings. For example: 1) Yahoo! acquired Blue Lithium, a network operator, and Right Media, an exchange provider; 2) Microsoft acquired aQuantive and exchange provider, AdECN; and 3) Google acquired online advertising technology provider, DoubleClick.

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

•      the loss of, or a significant reduction in business from, large customers resulting from, among other factors, the exercise of a cancellation clause within a contract, the non-renewal of a contract or an advertising insertion order, or shifting business to a competitor when the lack of an exclusivity clause exists;

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

 Our continued international expansion will subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion and operations efforts. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has pending legislation regarding spyware (e.g., H.R. 964, the “the Spy Act of 2007”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. The Federal Trade Commission (“FTC”) conducted an investigation into certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, the Company agreed to a stipulated injunction with the FTC resolving this matter. The injunction makes clear that it constitutes no finding of any impermissible conduct by the company in the past under preexisting FTC regulations then in effect. But the injunction also imposes new FTC guidelines for promotional lead generation activities, consistent with the approach that the agency has recently begun to apply to the company’s competitors. Compliance with these new FTC guidelines may adversely affect our ability to operate in the lead generation sector. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of March 31, 2008, we have total intangible assets, including goodwill, of $546.8 million. We are required under accounting principles generally accepted in the United States of America to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

WE MAY INCUR LIABILITIES TO TAX AUTHORITIES IN EXCESS OF AMOUNTS THAT HAVE BEEN ACCRUED WHICH MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

As more fully described in note 10 to our consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND OUR BUSINESS MAY BE HARMED AND OUR STOCK PRICE MAY BE ADVERSELY IMPACTED.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. We determined that our internal control over financial reporting was effective as of December 31, 2007. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS, AND RECENTLY ADOPTED CHANGES IN ACCOUNTING FOR EQUITY COMPENSATION WILL ADVERSELY AFFECT EARNINGS.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of March 31, 2008, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. In addition, beginning January 1, 2006 the Company was required to record stock-based compensation related to stock options which has negatively impacted net income for periods after this date. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities – The table below summarizes the Company’s repurchases of common stock during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2008 through January 31, 2008	288,436	$18.74	288,436	$50.6 million

February 1, 2008 through February 29, 2008	—	—	—	$50.6 million

March 1, 2008 through March 31, 2008	2,016,472	16.82	2,016,472	$16.7 million

Total	2,304,908	$17.06	2,304,908	$16.7 million

(1)                In September 2001, the Company’s board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, the Company’s board of directors had authorized a total of $279.1 million for repurchases under the Program, and the Company had repurchased a total of 34.9 million shares of its common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. During the three-month period ended March 31, 2008, the Company repurchased 2.3 million shares of its common stock for $39.3 million.  In addition, subsequent to March 31, 2008 and through the filing date of this Form 10-Q, the Company repurchased 0.9 million shares of its common stock for approximately $15.4 million. On May 1, 2008, the Company’s board of directors increased the authorization of the Program by an additional $100 million.  As such, as of the filing of this Form 10-Q, $101.3 million of the Company’s capital is available to repurchase shares of its outstanding common stock under the Program.  Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

 (2)             Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 9, 2008