Form 10-Q
period 2008-06-30
VALUECLICK INC/CA
filed 2008-08-08
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 1, 2008 was 86,601,427.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,274	$82,767
Marketable securities	59,478	170,691
Accounts receivable, net	111,739	126,605
Inventories	1,743	1,591
Prepaid expenses and other current assets	6,579	4,679
Income taxes receivable	11,740	4,448
Deferred tax assets	7,840	8,067
Total current assets	300,393	398,848
Marketable securities, less current portion	30,350	34,059
Property and equipment, net	19,000	19,357
Goodwill	440,764	439,532
Intangible assets acquired in business combinations, net	98,090	112,979
Deferred tax assets, less current portion	9,330	4,346
Other assets	1,975	1,901
TOTAL ASSETS	$899,902	$1,011,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$108,429	$215,453
Income taxes payable	1,968	1,943
Deferred revenue	1,592	1,803
Total current liabilities	111,989	219,199
Income taxes payable, less current portion	77,749	74,863
Deferred tax liabilities, less current portion	3,219	3,787
Other non-current liabilities	478	3,240
TOTAL LIABILITIES	193,435	301,089

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 95,363,931 and 98,211,949 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	95	98
Additional paid-in capital	648,271	653,430
Accumulated other comprehensive income	8,627	9,279
Retained earnings	49,474	47,126
Total stockholders’ equity	706,467	709,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$899,902	$1,011,022

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three-month Period Ended June 30,
	2008	2007

Revenue	$163,831	$148,676
Cost of revenue	51,702	49,057
Gross profit	112,129	99,619
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,716 and $1,296 for 2008 and 2007, respectively)	46,097	42,194
General and administrative (includes stock-based compensation of $2,947 and $2,981 for 2008 and 2007, respectively)	20,222	17,200
Technology (includes stock-based compensation of $665 and $643 for 2008 and 2007, respectively)	10,164	8,735
Amortization of intangible assets acquired in business combinations	7,779	5,470
Total operating expenses	84,262	73,599

Income from operations	27,867	26,020
Interest income and other, net	1,413	3,375
Income before income taxes	29,280	29,395
Income tax expense	12,791	11,767
Net income	$16,489	$17,628

Other comprehensive income:
Foreign currency translation	(99)	1,539
Change in market value of marketable securities, net of tax	(347)	(160)
Comprehensive income	$16,043	$19,007

Basic net income per common share	$0.17	$0.18
Diluted net income per common share	$0.17	$0.17

Weighted-average shares used to calculate net income per common share:
Basic	95,363	100,038
Diluted	96,133	101,623

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Six-month Period Ended June 30,
	2008	2007

Revenue	$339,865	$305,600
Cost of revenue	106,815	96,104
Gross profit	233,050	209,496
Operating expenses:
Sales and marketing (includes stock-based compensation of $3,398 and $2,324 for 2008 and 2007, respectively)	97,798	90,646
General and administrative (includes stock-based compensation of $6,403 and $5,065 for 2008 and 2007, respectively)	41,876	34,741
Technology (includes stock-based compensation of $1,316 and $1,169 for 2008 and 2007, respectively)	20,127	17,662
Amortization of intangible assets	15,539	11,241
Total operating expenses	175,340	154,290

Income from operations	57,710	55,206
Interest income and other, net	4,464	6,314
Income before income taxes	62,174	61,520
Income tax expense	26,518	25,258
Net income	$35,656	$36,262

Other comprehensive income:
Foreign currency translation	2,860	1,044
Change in market value of marketable securities, net of tax	(3,512)	(7)
Comprehensive income	$35,004	$37,299

Basic net income per common share	$0.37	$0.36
Diluted net income per common share	$0.37	$0.36

Weighted-average shares used to calculate net income per common share:
Basic	96,543	99,801
Diluted	97,345	101,331

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance at December 31, 2007	—	$—	98,211,949	$98	$653,430	$9,279	$47,126	$709,933

Non-cash, stock-based compensation	—	—	—	—	11,117	—	—	11,117

Shares issued in connection with employee stock programs	—	—	363,433	—	4,921	—	—	4,921

Tax benefit from stock option exercises	—	—	—	—	225	—	—	225

Repurchase and retirement of common stock	—	—	(3,211,451)	(3)	(21,422)		(33,308)	(54,733)

Net income	—	—	—	—	—	—	35,656	35,656

Change in market value of marketable securities, net of tax	—	—	—	—	—	(3,512)	—	(3,512)

Foreign currency translation	—	—	—	—	—	2,860	—	2,860

Balance at June 30, 2008	—	$—	95,363,931	$95	$648,271	$8,627	$49,474	$706,467

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six-month Period Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$35,656	$36,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,665	16,018
Provision for doubtful accounts and sales credits	2,802	2,528
Non-cash, stock-based compensation	11,117	8,308
Deferred income taxes	(5,286)	(5,886)
Tax benefit from stock option exercises	225	3,724
Excess tax benefit from stock option exercises	(382)	(3,887)
Changes in operating assets and liabilities	1,463	22,658
Net cash provided by operating activities	66,260	79,725

Cash flows from investing activities:
Purchases of marketable securities	(39,487)	(192,779)
Proceeds from the maturities and sales of marketable securities	150,727	114,488
Purchases of property and equipment	(4,657)	(3,443)
Acquisition of businesses and related payments	(105,419)	—
Net cash provided by (used in) investing activities	1,164	(81,734)

Cash flows from financing activities:
Repurchases and retirement of common stock	(54,733)	—
Proceeds from employee stock programs	4,921	10,444
Excess tax benefit from stock option exercises	382	3,887
Net cash (used in) provided by financing activities	(49,430)	14,331

Effect of exchange rate changes on cash and cash equivalents	513	645
Net increase in cash and cash equivalents	18,507	12,967

Cash and cash equivalents, beginning of period	82,767	76,769
Cash and cash equivalents, end of period	$101,274	$89,736

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (“ValueClick” or “the Company”) offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable advertisers and advertising agencies to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. Additionally, the Company provides software that assists advertising agencies and other companies with information management regarding their financial, workflow and offline media planning and buying processes. The broad range of products and services that the Company provides enables its advertiser customers to address all aspects of the marketing process, from strategic planning through execution, including results measurement and campaign refinements. By combining the Company’s media, affiliate marketing, comparison shopping, search, and technology offerings with its experience in online marketing, the Company helps its advertiser customers around the world optimize their online marketing campaigns.

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping & Search, and Technology. These business segments reflect a change in the Company’s reporting structure for segments, as more fully explained in Note 14.

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

COMPARISON SHOPPING & SEARCH—ValueClick’s online comparison shopping destination websites enable consumers to research and compare products from among thousands of online and/or offline merchants using the Company’s proprietary technology. The Company gathers product and merchant data and organizes it into a comprehensive catalog on its destination websites, along with relevant consumer and professional reviews. This service is free for consumers, and customers primarily pay the Company on a CPC basis for traffic delivered to the customers’ websites from listings on the Company’s websites. Search123 is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites. Search syndication revenues are driven primarily on a CPC basis. Comparison Shopping & Search segment services are offered through our Pricerunner, MeziMedia and Search123 subsidiaries. Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. MeziMedia, acquired in July 2007, operates comparison shopping destination websites in the United States, Japan, and Europe, primarily under the Smarter.com, Shopica.com and Couponmountain.com brand names.

TECHNOLOGY—ValueClick’s Technology segment includes its Mediaplex and Mediaplex Systems subsidiaries. Mediaplex is an application services provider (“ASP”) offering technology products and services that enable advertisers and advertising agencies to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex’s MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM basis.

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

2.                                     RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”)
No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Refer to note 8 for further information. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”), “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be recorded at fair value at the acquisition date and included on that basis in the purchase price consideration. Transaction costs for business combinations will be expensed as incurred. SFAS 141R also modifies the purchase accounting recognition of pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

3.                                     STOCK-BASED COMPENSATION

In the three-month periods ended June 30, 2008 and 2007, the Company recognized stock-based compensation of $5.3 million and $4.9 million, respectively. In the six-month periods ended June 30, 2008 and 2007, the Company recognized stock-based compensation of $11.1 million and $8.6 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007

Sales and marketing	$1,716	$1,296	$3,398	$2,324
General and administrative	2,947	2,981	6,403	5,065
Technology	665	643	1,316	1,169
Stock-based compensation	5,328	4,920	11,117	8,558
Related income tax benefits	(1,851)	(2,025)	(3,825)	(3,441)
Stock-based compensation, net of tax benefits	$3,477	$2,895	$7,292	$5,117

During the three-month period ended June 30, 2008, the Company granted 728,500 shares of restricted stock awards under the Company’s 2002 Stock Incentive Plan to its executive officers, board of directors and certain of its employees. Under the terms of the restricted stock awards, the shares granted commenced vesting on June 3, 2008 and will vest over a four year period for the Company’s executive officers and employees or a two year period for the Company’s board of directors. If the employment of any recipient of a restricted stock grant terminates for any reason, the Company shall automatically reacquire any unvested shares without cost to the Company. The grant date fair value of each restricted stock award granted in the three-month period ended June 30, 2008 was $19.33. As of June 30, 2008, there was $13.8 million of total unrecognized stock-based compensation related to unvested restricted stock awards. The remaining vesting period for such unvested restricted stock awards ranges up to 4 years, with a weighted-average remaining vesting period of 3.8 years.

4.                                     RECENT BUSINESS COMBINATIONS

MeziMedia.  On July 30, 2007, the Company completed the acquisition of MeziMedia, a leading operator of U.S. comparison shopping websites. Under the terms of the agreement, the Company acquired all outstanding equity interests in MeziMedia for initial cash consideration of $96.3 million, net of cash acquired of $18.9 million, plus approximately $700,000 in transaction costs, resulting in total initial cash consideration of $97.0 million.

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

In addition to the initial cash consideration, the shareholders of MeziMedia earned $106.1 million in contingent cash consideration for achieving certain revenue and earnings performance targets for the year ended December 31, 2007. The shareholders of MeziMedia may also be entitled to additional contingent cash consideration based on the achievement by MeziMedia of certain revenue and earnings performance targets for the years ending December 31, 2008 and 2009. Total cash consideration, which includes the $97.0 million initial cash consideration and transaction costs and the $106.1 million cash consideration related to fiscal 2007 performance, will range between approximately $203.1 million and $348.8 million, depending on whether the performance targets are met for the years ending December 31, 2008 and 2009. The cash consideration earned related to MeziMedia’s 2007 performance of $106.1 million was accrued at December 31, 2007 and has been accounted for as additional purchase price and added to Goodwill in the Company’s consolidated balance sheet as of December 31, 2007 and June 30, 2008. In the first six months of 2008, the Company paid $104.3 million of this amount and as of June 30, 2008, $1.8 million remained in accrued expenses. Future contingent cash consideration paid, if any, for fiscal 2008 and 2009 performance will also be accounted for as additional purchase price and will be accrued and added to goodwill at the time the Company is able to determine the amount of such consideration.

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

Pro forma Results of Operations. The historical operating results of MeziMedia have not been included in the Company’s historical consolidated operating results prior to its acquisition date. Pro forma results of operations data for the three- and six- month periods ended June 30, 2007, as if the acquisition had occurred at January 1, 2007, is as follows (in thousands, except per share data):

	Three-month Period Ended June 30, 2008	Three-month Period Ended June 30, 2007
	(actual as reported)	(pro forma)
Revenue	$163,831	$166,018
Net income	$16,489	$18,261
Basic net income per common share	$0.17	$0.18
Diluted net income per common share	$0.17	$0.18

	Six-month Period Ended June 30, 2008	Six-month Period Ended June 30, 2007
	(actual as reported)	(pro forma)
Revenue	$339,865	$342,155
Net income	$35,656	$38,251
Basic net income per common share	$0.37	$0.38
Diluted net income per common share	$0.37	$0.38

These pro forma results of operations are not necessarily indicative of future operating results.

5.                                      GOODWILL AND INTANGIBLE ASSETS ACQUIRED IN BUSINESS COMBINATIONS

The changes in the carrying amount of goodwill, by reporting unit, for the six-month period ended June 30, 2008 were as follows (in thousands):

	Balance at December 31, 2007	Additions and Adjustments	Balance at June 30, 2008
Reporting Units:
Media	$232,000	$154	$232,154
Affiliate Marketing	30,733	361	31,094
Comparison Shopping & Search	176,799	717	177,516
Technology	—	—	—
Total goodwill	$439,532	$1,232	$440,764

For the six-month period ended June 30, 2008, the increases in goodwill noted above were due to the impact of currency exchange rate fluctuations.

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets acquired in business combinations as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
June 30, 2008:
Customer, affiliate and advertiser relationships	$84,113	$(40,306)	$43,807
Trademarks, trade names and domain names	38,568	(11,491)	27,077
Developed technologies and websites	31,963	(10,876)	21,087
Covenants not to compete	16,126	(10,007)	6,119
Total intangible assets	$170,770	$(72,680)	$98,090

December 31, 2007:
Customer, affiliate and advertiser relationships	$83,445	$(33,815)	$49,630
Trademarks, trade names and domain names	38,145	(8,301)	29,844
Developed technologies and websites	31,921	(6,852)	25,069
Covenants not to compete	16,109	(7,673)	8,436
Total intangible assets	$169,620	$(56,641)	$112,979

The Company recognized amortization expense of $7.8 million and $5.5 million on intangible assets acquired in business combinations for the three-month periods ended June 30, 2008 and 2007, respectively. Amortization expense was $15.5 million and $11.2 million for the six-month periods ended June 30, 2008 and 2007, respectively. Estimated amortization expense related to intangible assets acquired in business combinations for the remainder of 2008, the succeeding five years and thereafter is as follows (in thousands):

Six months ending December 31, 2008	$14,026
2009	$26,721
2010	$25,875
2011	$17,860
2012	$7,992
2013	$1,504
Thereafter	$4,112

6.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.8 million and $6.5 million at June 30, 2008 and December 31, 2007, respectively. The decrease in the allowance for doubtful accounts in the six-month period ended June 30, 2008 is primarily due to the write-off of previously reserved accounts receivable balances. At June 30, 2008, no customer comprised more than 10% of accounts receivable. At December 31, 2007, one customer accounted for approximately 10.8% of accounts receivable.

7.                                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	49,858	46,845
Furniture and equipment	4,926	4,633
Leasehold improvements	3,344	2,827
Vehicles	94	137
Property and equipment, gross	61,022	57,242
Less: accumulated depreciation and amortization	(42,022)	(37,885)
Total property and equipment, net	$19,000	$19,357

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s investments in marketable securities consisting of municipal, U.S. government agency and corporate obligations, and auction rate securities. All of the Company’s investments in marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at June 30, 2008 had an aggregate cost of $93.1 million and an estimated fair value of $89.8 million. Marketable securities at December 31, 2007 had an aggregate cost of $204.3 million and an estimated fair value of $204.8 million.

Included in marketable securities at June 30, 2008 are auction rate security instruments (“ARS”) with a par value of $33.9 million. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, began failing during the first quarter of 2008, and there have been no successful auction events for the Company’s ARS since that time. Therefore, the fair values of these ARS were estimated utilizing discounted cash flow analyses as of June 30, 2008. These analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the ARS are expected to have a successful auction (liquidity). These ARS were also compared, when possible, to other observable market data with similar characteristics to the ARS held by the Company.

As a result of the continued uncertainty in the credit markets, the Company has reduced the carrying value of its ARS from a par value of $33.9 million to an estimated fair value of $30.4 million. The Company considers this reduction in value a temporary impairment and has recorded it as an unrealized loss in accumulated other comprehensive income. The ARS held by the Company at June 30, 2008 are collateralized by student loan portfolios, which are insured or government supported. Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these ARS as non-current on its unaudited Condensed Consolidated Balance Sheet at June 30, 2008. As of June 30, 2008, the Company continues to earn interest on all of its ARS based on contractually stipulated “fail rates” that are variable (based on short-term municipal bond or other market indices) or fixed, which may result in the Company earning above-market interest rates on these ARS. Any future fluctuation in fair value related to these ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income. If the Company determines in the future that any impairment is other-than-temporary, it would be required to record a charge to earnings in the period that such determination was made.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$30,350	$—	$—	$30,350
Other available-for-sale securities	59,478	59,478	—	—
Total assets measured at fair value	$89,828	$59,478	$—	$30,350

As discussed above, the Company changed its valuation methodology for ARS to a discounted cash flow analysis during first quarter 2008 as an active quoted market was deemed not to exist due to the auction failures. Accordingly, these ARS changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities

Balance at December 31, 2007	$—
Transfers to Level 3	33,850
Total unrealized losses included in other comprehensive income	(3,500)
Balance at June 30, 2008	$30,350

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

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company intends to defend itself vigorously and, in March 2008, filed a motion to dismiss this matter. As of June 30, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to this matter.

On August 30, 2007, plaintiff David Marashlian, a ValueClick shareholder purportedly suing on behalf of the Company, filed a derivative suit against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, Inc. “the Defendants”) in the Los Angeles County Superior Court. The Complaint alleged that Defendants breached their fiduciary duties and asserted other related common law and statutory claims based on, among other things, alleged improper sales of stock and improper financial reporting. These allegations were based on the plaintiff’s claim that the individual Defendants caused or allowed ValueClick to improperly conceal in its public statements that a material portion of its revenues were generated from practices that violated the CAN-SPAM Act of 2003, among other things. Plaintiff sought to recoup allegedly improper profits from the individual Defendants and also sought damages against the individual Defendants for harm allegedly caused to ValueClick. In January, the court granted ValueClick’s motion to stay the proceedings pending resolution of the class action (the LIUNA case described above) pending in federal court. In and around July of 2008, Marashlian dismissed this action against the Company, its directors and officers, without prejudice. The Company paid no monetary compensation in exchange for this dismissal.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, “the Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company intends to defend itself vigorously against these and related allegations. As of June 30, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to these matters.

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

10.                               INCOME TAXES

As of December 31, 2007, the Company had recorded a liability of $68.6 million for unrecognized tax benefits. For the three- and six-month periods ended June 30, 2008, the Company’s liability for unrecognized tax benefits increased by $0.3 million and $0.8 million, respectively, as a result of income tax positions taken during the period, resulting in a total liability for unrecognized tax benefits at June 30, 2008 of $69.4 million. If recognized in future periods, $68.5 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense and $0.9 million would be recorded as a reduction to goodwill. Facts and circumstances could arise in the twelve-month period following June 30, 2008 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $1.0 million and $0.9 million in gross interest and penalties expense related to unrecognized tax benefits in each of the three-month periods ended June 30, 2008 and 2007, respectively. During the six-month periods ended June 30, 2008 and 2007, the Company recognized $2.2 million and $2.0 million, respectively, in gross interest and penalties expense related to unrecognized tax benefits. The Company had an interest and penalties expense accrual of $8.5 million and $6.3 million at June 30, 2008 and December 31, 2007, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2004 through 2007 tax years for federal purposes, and the 2002 through 2007 tax years for various state and foreign jurisdictions.

11.                               STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, the Company’s board of directors had authorized a total of $279.1 million for repurchases under the Program and the Company had repurchased a total of 34.9 million shares of its common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. On May 1, 2008, the Company’s board of directors increased the authorization of the Program by an additional $100 million. During the six-month period ended June 30, 2008, the Company repurchased 3.2 million shares of its common stock for $54.7 million, leaving approximately $101.3 million available under the Program as of June 30, 2008. Subsequent to June 30, 2008 and through August 5, 2008, the Company repurchased 8.8 million shares of its common stock for approximately $95.3 million. As such, as of August 5, 2008, $6.1 million of the Company’s capital is available to repurchase shares of its outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

12.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007

Net income	$16,489	$17,628	$35,656	$36,262

Weighted-average common shares outstanding - basic	95,363	100,038	96,543	99,801
Dilutive effect of stock options, restricted stock awards and employee benefit plans	770	1,585	802	1,530
Number of shares used to compute net income per common share - diluted	96,133	101,623	97,345	101,331

Net income per common share:
Basic	$0.17	$0.18	$0.37	$0.36
Diluted	$0.17	$0.17	$0.37	$0.36

For the three-month periods ended June 30, 2008 and 2007, stock options and restricted stock awards totaling 6,019,000 and 4,502,000 shares, respectively, were excluded from the computation of diluted net income per common share because their effect would have been antidilutive under the treasury stock method. For the six-month periods ended June 30, 2008 and 2007, the number of these antidilutive common stock options and restricted stock awards excluded from the diluted net income per common share computation was 6,099,000 and 3,409,000, respectively.

13.                               RELATED PARTY TRANSACTIONS

In the first quarter of 2008, Fidelity Management Trust Company (“FMTC”) became the trustee of the Company’s 401(k) plan. The Company did not pay FMTC any fees for this and ancillary services. However, entities affiliated with FMTC benefit from fees incurred by plan participants on balances invested in mutual funds through the plan. FMTC and its affiliated entities are subsidiaries of FMR LLC, which was the beneficial owner of more than 5% of the Company’s outstanding shares during the six months ended June 30, 2008.

For the three- and six-month periods ended June 30, 2008, the Company recorded advertising costs totaling $227,000 and $806,000, respectively, to Acquisis LLC, of which a member of the Company’s board of directors is the managing partner and greater than 5% owner. Acquisis LLC was not a related party for the three- and six-month periods ended June 30, 2007. The Company had an outstanding amount due to this unaffiliated entity of $43,000 and $133,000 as of June 30, 2008 and December 31, 2007, respectively, which is reflected in accounts payable and accrued expenses.

14.                               SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping & Search, and Technology. In the second quarter of 2008, the Company changed its internal reporting structure which resulted in changes in the Company’s reportable segments to include the Company’s Search 123 product (which was previously included in the Affiliate Marketing segment) with the Comparison Shopping segment (renamed “Comparison Shopping & Search”) in order to present search traffic-based businesses in one segment, to be consistent with the manner in which the Company operates after the internal structural change. In accordance with SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been revised to conform to the new segment presentation. The following table provides revenue and segment income from operations for each of the Company’s four business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance, and certain corporate-related legal fees; insurance; and, other corporate expenses.

	Revenue		Segment Income from Operations
	Three-month Periods Ended June 30,
(in thousands)	2008	2007	2008	2007

Media	$79,319	$100,937	$18,365	$23,980
Affiliate Marketing	29,827	27,041	14,463	14,173
Comparison Shopping & Search	45,439	13,383	10,494	1,770
Technology	10,070	7,768	4,487	2,924
Inter-segment revenue	(824)	(453)	—	—
Total	$163,831	$148,676	$47,809	$42,847

	Revenue		Segment Income from Operations
	Six-month Periods Ended June 30,
(in thousands)	2008	2007	2008	2007

Media	$158,672	$209,359	$34,366	$49,774
Affiliate Marketing	61,027	55,228	30,181	30,099
Comparison Shopping & Search	102,511	26,602	25,695	3,338
Technology	19,348	15,238	8,264	5,503
Inter-segment revenue	(1,693)	(827)	—	—
Total	$339,865	$305,600	$98,506	$88,714

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007

Segment income from operations	$47,809	$42,847	$98,506	$88,714
Corporate expenses	(6,835)	(6,437)	(14,140)	(13,709)
Stock-based compensation	(5,328)	(4,920)	(11,117)	(8,558)
Amortization of intangible assets	(7,779)	(5,470)	(15,539)	(11,241)
Consolidated income from operations	$27,867	$26,020	$57,710	$55,206

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $964,000, $471,000, $480,000, and $295,000, respectively, for the three-month period ended June 30, 2008; and $818,000, $489,000, $394,000, and $436,000, respectively, for the three-month period ended June 30, 2007. Depreciation and leasehold amortization expense included in corporate expenses in the determination of consolidated income from operations was $342,000 and $206,000 for the three-month periods ended June 30, 2008 and 2007, respectively. Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $1.9 million, $960,000, $1.0 million, and $572,000, respectively, for the six-month period ended June 30, 2008; and $1.7 million, $1.0 million, $774,000, and $899,000, respectively, for the six-month period ended June 30, 2007. Depreciation and leasehold amortization expense included in corporate expenses in the determination of consolidated income from operations was $683,000 and $399,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007
United States	$139,160	$129,215	$290,265	$267,795
International	27,616	22,825	55,623	44,952
Inter-regional eliminations	(2,945)	(3,364)	(6,023)	(7,147)
Total	$163,831	$148,676	$339,865	$305,600

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007
United States	$27,621	$25,739	$57,550	$54,425
International	246	281	160	781
Total	$27,867	$26,020	$57,710	$55,206

For the three- and six-month periods ended June 30, 2008, one customer accounted for approximately 12.8% and 13.3%, respectively, of total revenue. For the three- and six-month periods ended June 30, 2007, no customer comprised more than 10% of total revenue.

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

Our customers are primarily direct marketers, brand advertisers and the advertising agencies that service these groups. The proposition we offer our customers includes: one of the industry’s broadest online marketing services portfolios, including performance-based campaigns and programs where marketers only pay for advertising when it generates a customer lead or product sale; our ability to target campaigns to reach the online consumers our customers are most interested in; and, the scale at which we can deliver results for online advertising campaigns. Additionally, our networks of online publishers provide advertisers with a cost-effective and complementary source of online consumers relative to online portals and other large website publishers. Through this approach we have become an industry leader in generating qualified customer leads, online sales and increased brand recognition for advertisers.

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

Our publisher partners enjoy efficient and effective monetization of their online advertising inventory through: representation by our direct sales teams in major U.S. and European media markets; participation in large-scale advertiser and advertising agency campaigns they may not have access to on their own; enhanced monetization through our proprietary campaign optimization technology; and settlement services to facilitate payments to publishers for the online inventory utilized by the advertisers. As we do not primarily own and operate websites that compete directly with our publisher partners for online consumers, we act as a trusted partner in helping publishers monetize their online audience and advertising inventory.

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

We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include Media, Affiliate Marketing, Comparison Shopping & Search, and Technology, which are described in more detail below.

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. We provide powerful offerings to advertisers and advertising agency customers in the following product categories: display advertising, lead generation marketing, and email marketing. Our Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”). We also sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites.

AFFILIATE MARKETING

Through the combination of: a large-scale pay-for-performance model built on our proprietary technology platforms; marketing expertise; and a large, quality advertising network, our Affiliate Marketing business enables advertisers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. We believe we are the largest provider of affiliate marketing services. Our Affiliate Marketing services are offered through our Commission Junction subsidiary. Affiliate Marketing segment revenues are principally driven by a combination of fixed fees and variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our Affiliate Marketing platforms.

COMPARISON SHOPPING & SEARCH

Our online comparison shopping services enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews and other relevant information. Our services are free for consumers, and our customers primarily pay us on a CPC basis for traffic delivered to the customers’ websites from listings on our websites. Our paid search offerings generate traffic primarily through syndication relationships with other search engines, Web portals and content websites. Search syndication revenues are driven primarily on a CPC basis.

Our Comparison Shopping & Search segment services are offered primarily through our Pricerunner, MeziMedia and Search123 subsidiaries. Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. MeziMedia, acquired in July 2007, operates comparison shopping destination websites in the United States, Japan, and Europe, primarily under the Smarter.com, Shopica.com and Couponmountain.com brand names.

TECHNOLOGY

Our Technology segment provides advertisers, advertising agencies, website publishers, and other companies with the tools they need to effectively manage both their business operations and marketing programs. Our Technology products and services are offered through our Mediaplex and Mediaplex Systems subsidiaries.

Our Mediaplex subsidiary is an application services provider (“ASP”) offering technology products and services that enable advertisers and advertising agencies to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex’s MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM basis.

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

SEGMENT OPERATING RESULTS

In the second quarter of 2008, we changed our internal reporting structure, which resulted in changes in our reportable segments to include our Search 123 product (which was previously included in the Affiliate Marketing segment) with the Comparison Shopping segment (renamed “Comparison Shopping & Search”) in order to present search traffic-based businesses in one segment. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), all prior period segment information has been revised to conform to the new segment presentation.

The following table provides revenue, cost of revenue, gross profit, operating expenses, and income from operations information for each of our four business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance and certain corporate-related legal fees; insurance; and, other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Media
Revenue	$79,319	$100,937	$158,672	$209,359
Cost of revenue	34,527	39,885	71,010	78,417
Gross profit	44,792	61,052	87,662	130,942
Operating expenses	26,427	37,072	53,296	81,168
Segment income from operations	$18,365	$23,980	$34,366	$49,774

Affiliate Marketing
Revenue	$29,827	$27,041	$61,027	$55,228
Cost of revenue	4,527	3,249	8,726	6,186
Gross profit	25,300	23,792	52,301	49,042
Operating expenses	10,837	9,619	22,120	18,943
Segment income from operations	$14,463	$14,173	$30,181	$30,099

Comparison Shopping & Search
Revenue	$45,439	$13,383	$102,511	$26,602
Cost of revenue	11,800	5,269	25,587	9,630
Gross profit	33,639	8,114	76,924	16,972
Operating expenses	23,145	6,344	51,229	13,634
Segment income from operations	$10,494	$1,770	$25,695	$3,338

Technology
Revenue	$10,070	$7,768	$19,348	$15,238
Cost of revenue	1,515	1,434	2,922	2,886
Gross profit	8,555	6,334	16,426	12,352
Operating expenses	4,068	3,410	8,162	6,849
Segment income from operations	$4,487	$2,924	$8,264	$5,503

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$47,809	$42,847	$98,506	$88,714
Corporate expenses	(6,835)	(6,437)	(14,140)	(13,709)
Stock-based compensation	(5,328)	(4,920)	(11,117)	(8,558)
Amortization of intangible assets	(7,779)	(5,470)	(15,539)	(11,241)
Consolidated income from operations	$27,867	$26,020	$57,710	$55,206

Reconciliation of segment revenue to consolidated revenue:
Media	$79,319	$100,937	$158,672	$209,359
Affiliate Marketing	29,827	27,041	61,027	55,228
Comparison Shopping & Search	45,439	13,383	102,511	26,602
Technology	10,070	7,768	19,348	15,238
Inter-segment revenue	(824)	(453)	(1,693)	(827)
Consolidated revenue	$163,831	$148,676	$339,865	$305,600

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007

Revenue.   Consolidated revenue for the three-month period ended June 30, 2008 was $163.8 million, representing a 10.2% increase over the same period in 2007 of $148.7 million.

Media segment revenue decreased to $79.3 million for the three-month period ended June 30, 2008 compared to $100.9 million for the same period in 2007. The decrease of $21.6 million, or 21.4%, in Media segment revenue was attributable to a decrease in lead generation revenue, partially offset by an increase in our display advertising businesses. We believe the decrease in our lead generation marketing revenue was primarily due to the ongoing effects of the FTC inquiry into this business, which is described in note 9 to our condensed consolidated financial statements. While the FTC inquiry has been resolved, we have not returned to the level of revenues earned prior to the FTC inquiry.

Affiliate Marketing segment revenue increased to $29.8 million for the three-month period ended June 30, 2008 compared to $27.0 million in the same period in 2007. This increase of $2.8 million, or 10.3%, was primarily due to an increase in our number of customers and an increase in transaction volumes associated with both new and existing customers.

Comparison Shopping & Search segment revenue increased to $45.4 million for the three-month period ended June 30, 2008 compared to $13.4 million in the same period in 2007. The increase of $32.1 million, or 239.5%, was primarily attributable to the acquisition of MeziMedia in July 2007. Please refer to note 4 of our condensed consolidated financial statements for pro forma financial information assuming the acquisition of MeziMedia closed as of January 1, 2007. With the acquisition of MeziMedia, Comparison Shopping & Search segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Technology segment revenue was $10.1 million for the three-month period ended June 30, 2008 compared to $7.8 million for the same period in 2007, an increase of $2.3 million, or 29.6%. The increase in revenue was primarily related to higher volumes of ad serving during the quarter ended June 30, 2008 as compared to the same period of the prior year. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our revenue will continue to grow at historical rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Comparison Shopping & Search segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. In addition, cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Our consolidated cost of revenue was $51.7 million for the three-month period ended June 30, 2008 compared to $49.1 million for the same period in 2007, an increase of $2.6 million, or 5.4%. Our consolidated gross margin was 68.4% and 67.0% for the three-month periods ended June 30, 2008 and 2007, respectively.

Cost of revenue for the Media segment decreased $5.4 million, or 13.4%, to $34.5 million for the three-month period ended June 30, 2008 compared to $39.9 million for the same period in 2007. Our Media segment gross margin decreased to 56.5% for the three-month period ended June 30, 2008 compared to 60.5% for the same period in 2007. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than a number of other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment increased $1.3 million, or 39.3%, to $4.5 million for the three-month period ended June 30, 2008 compared to $3.2 million for the same period in 2007. Our Affiliate Marketing segment gross margin decreased to 84.8% for the second quarter of 2008 compared to 88.0% for the same period in 2007 due to the mix of lower margin revenue in the current quarter as compared to the prior year period.

Cost of revenue for the Comparison Shopping & Search segment increased $6.5 million to $11.8 million for the three-month period ended June 30, 2008 compared to $5.3 million for the same period in 2007 primarily due to the acquisition of MeziMedia. Our Comparison Shopping & Search segment gross margin increased to 74.0% for the second quarter of 2008 from 60.6% for the same period in 2007 due to the inclusion of MeziMedia, which generates higher margins than the other components of this segment.

Technology segment cost of revenue was $1.5 million and $1.4 million for the three-month periods ended June 30, 2008 and 2007, respectively. Our Technology segment gross margin increased to 85.0% for the three-month period ended June 30, 2008 from 81.5% for the same period in 2007 due to the operating leverage associated with the higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners that are not directly associated with a revenue-generating event. Total sales and marketing expenses for the three-month period ended June 30, 2008 were $46.1 million compared to $42.2 million for the same period in 2007, an increase of $3.9 million, or 9.3%. Sales and marketing expenses increased primarily due to the inclusion of online advertising costs of MeziMedia, acquired in July 2007, offset partially by a decrease in online advertising costs in our lead generation marketing business. Our sales and marketing expenses as a percentage of revenue remained relatively flat at 28.1% for the three-month period ended June 30, 2008 compared to 28.4% for the same period in 2007.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses increased to $20.2 million, or 12.3% of revenue, for the three-month period ended June 30, 2008 compared to $17.2 million, or 11.6% of revenue, for the same period in 2007, an increase of $3.0 million, or 17.6%. General and administrative expenses increased due primarily to increased compensation costs, higher legal costs, the inclusion of general and administrative expenses of MeziMedia, acquired in July 2007, and higher bad debt expense.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended June 30, 2008 were $10.2 million, or 6.2% of revenue, compared to $8.7 million, or 5.9% of revenue, for the same period in 2007, an increase of $1.4 million, or 16.4%. The increase in technology expenses was due primarily to the inclusion of MeziMedia’s technology expenses and increases in our worldwide technology staff.

Segment Income from Operations.   Media segment income from operations for the three-month period ended June 30, 2008 decreased 23.4%, or $5.6 million, to $18.4 million, from $24.0 million in the same period of the prior year, and represented 23.2% and 23.8% of Media segment revenue in these respective periods. The decrease in Media segment income from operations was due principally to a decline in our lead generation marketing revenue, offset partially by an increase in our display advertising revenue as noted above.

Affiliate Marketing segment income from operations for the three-month period ended June 30, 2008 increased 2.0% to $14.5 million, from $14.2 million in the same period of the prior year, and represented 48.5% and 52.4% of Affiliate Marketing segment revenue in these respective periods. The decline in operating margin is primarily attributable to the lower gross margin as described above.

Comparison Shopping & Search segment income from operations for the three-month period ended June 30, 2008 increased to $10.5 million, from $1.8 million in the same period of the prior year, and represented 23.1% and 13.2% of Comparison Shopping & Search segment revenue in these respective periods. The increase in income from operations and operating margin was primarily attributable to the acquisition of MeziMedia as described above.

Technology segment income from operations for the three-month period ended June 30, 2008 increased 53.5% to $4.5 million, from $2.9 million in the same period of the prior year, and represented 44.6% and 37.6% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended June 30, 2008 was $5.3 million compared to $4.9 million for the same period in 2007. The increase of $0.4 million was primarily due to the commencement of our Employee Stock Purchase Plan (“ESPP”) in September 2007.

Amortization of Intangible Assets Acquired in Business Combinations.   Amortization of intangible assets acquired in business combinations for the three-month period ended June 30, 2008 was $7.8 million compared to $5.5 million for the same period in 2007. The increase was due to the amortization of intangible assets purchased in the July 2007 acquisition of MeziMedia. We currently anticipate amortization expense of approximately $30 million for the year ending December 31, 2008.

Income Tax Expense.   For the three-month period ended June 30, 2008, we recorded income tax expense of $12.8 million compared to $11.8 million for the same period in 2007. The increase in the effective income tax rate for the three-month period ended June 30, 2008 to 43.7% from 40.0% in the same period of the prior year was primarily due to a decrease in tax-exempt interest income earned on our marketable securities and a decrease in tax benefits associated with fewer disqualifying dispositions of Incentive Stock Options (“ISOs”) that occurred during the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007. We currently anticipate an effective income tax rate for the year ending December 31, 2008 of approximately 42.5%.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007

Revenue.   Consolidated revenue for the six-month period ended June 30, 2008 was $339.9 million, representing an 11.2% increase over the same period in 2007 of $305.6 million.

Media segment revenue decreased to $158.7 million for the six-month period ended June 30, 2008 compared to $209.4 million for the same period in 2007. The decrease of $50.7 million, or 24.2%, in Media segment revenue was attributable to a decrease in lead generation revenue, partially offset by an increase in our display advertising businesses. We believe the decrease in our lead generation marketing revenue was primarily due to the ongoing effects of the FTC inquiry into this business, which is described in note 9 to our condensed consolidated financial statements. While the FTC inquiry has been resolved, we have not returned to the level of revenues earned prior to the FTC inquiry.

Affiliate Marketing segment revenue increased to $61.0 million for the six-month period ended June 30, 2008 compared to $55.2 million in the same period in 2007. This increase of $5.8 million, or 10.5%, was primarily due to an increase in our number of customers and an increase in transaction volumes associated with both new and existing customers.

Comparison Shopping & Search segment revenue increased to $102.5 million for the six-month period ended June 30, 2008 compared to $26.6 million in the same period in 2007. The increase of $75.9 million, or 285.4%, was primarily attributable to the acquisition of MeziMedia in July 2007. Please refer to note 4 of our condensed consolidated financial statements for pro forma financial information assuming the acquisition of MeziMedia closed as of January 1, 2007. With the acquisition of MeziMedia, Comparison Shopping & Search segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Technology segment revenue was $19.3 million for the six-month period ended June 30, 2008 compared to $15.2 million for the same period in 2007, an increase of $4.1 million, or 27.0%. The increase in revenue was primarily related to higher volumes of ad serving during the six months ended June 30, 2008 as compared to the same period of the prior year. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

There is no guarantee that our revenue will continue to grow at historical rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit.   Our consolidated cost of revenue was $106.8 million for the six-month period ended June 30, 2008 compared to $96.1 million for the same period in 2007, an increase of $10.7 million, or 11.1%. Our consolidated gross margin was 68.6% for the six-month periods ended June 30, 2008 and 2007.

Cost of revenue for the Media segment decreased $7.4 million, or 9.4%, to $71.0 million for the six-month period ended June 30, 2008 compared to $78.4 million for the same period in 2007. Our Media segment gross margin decreased to 55.2% for the six-month period ended June 30, 2008 compared to 62.5% for the same period in 2007. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than a number of other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment increased $2.5 million, or 41.1%, to $8.7 million for the six-month period ended June 30, 2008 compared to $6.2 million for the same period in 2007. Our Affiliate Marketing segment gross margin decreased to 85.7% for the six-month period ending June 30, 2008 compared to 88.8% for the same period in 2007 due to the mix of lower margin revenue in the current year period as compared to the prior year period.

Cost of revenue for the Comparison Shopping & Search segment increased $16.0 million to $25.6 million for the six-month period ended June 30, 2008 compared to $9.6 million for the same period in 2007 primarily due to the acquisition of MeziMedia. Our Comparison Shopping & Search segment gross margin increased to 75.0% for the six-month period ending June 30, 2008 from 63.8% for the same period in 2007 due primarily to the impact of the acquisition of MeziMedia.

Technology segment cost of revenue was $2.9 million for the six-month periods ended June 30, 2008 and 2007. Our Technology segment gross margin increased to 84.9% for the six-month period ended June 30, 2008 from 81.1% for the same period in 2007 due to the operating leverage associated with the higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Total sales and marketing expenses for the six-month period ended June 30, 2008 were $97.8 million compared to $90.6 million for the same period in 2007, an increase of $7.2 million, or 7.9%. Sales and marketing expenses increased primarily due to the inclusion of online advertising costs of MeziMedia, acquired in July 2007, offset partially by a decrease in online advertising costs in our lead generation marketing business. Our sales and marketing expenses as a percentage of revenue decreased to 28.8% for the six-month period ended June 30, 2008 compared to 29.7% for the same period in 2007, primarily driven by the lower online advertising costs related to our lead generation activities described above.

General and Administrative.   General and administrative expenses increased to $41.9 million, or 12.3% of revenue, for the six-month period ended June 30, 2008 compared to $34.7 million, or 11.4% of revenue, for the same period in 2007, an increase of $7.1 million, or 20.5%. General and administrative expenses increased primarily due to an increase of $1.3 million in stock-based compensation, higher legal costs, the inclusion of general and administrative expenses of MeziMedia, acquired in July 2007, increased compensation costs, and higher bad debt expense.

Technology.   Technology expenses for the six-month period ended June 30, 2008 were $20.1 million, or 5.9% of revenue, compared to $17.7 million, or 5.8% of revenue, for the same period in 2007, an increase of $2.5 million, or 14.0%. The increase in technology expenses was due primarily to the inclusion of MeziMedia’s technology expenses and increases in our worldwide technology staff.

Segment Income from Operations.   Media segment income from operations for the six-month period ended June 30, 2008 decreased 31.0%, or $15.4 million, to $34.4 million, from $49.8 million in the same period of the prior year, and represented 21.7% and 23.8% of Media segment revenue in these respective periods. The decrease in both Media segment income from operations and operating margin was due principally to a decline in our lead generation marketing revenue, offset partially by an increase in our display advertising revenue as noted above.

Affiliate Marketing segment income from operations for the six-month period ended June 30, 2008 increased 0.3% to $30.2 million, from $30.1 million in the same period of the prior year, and represented 49.5% and 54.5% of Affiliate Marketing segment revenue in these respective periods. The decrease in operating margin was attributable to the lower gross margin as described above as well as higher operating expenses in our European affiliate marketing operations due to investments made to support expansion of our affiliate marketing services throughout Europe.

Comparison Shopping & Search segment income from operations for the six-month period ended June 30, 2008 increased to $25.7 million, from $3.3 million in the same period of the prior year, and represented 25.1% and 12.5% of Comparison Shopping & Search segment revenue in these respective periods. The increase in income from operations and operating margin was primarily attributable to the acquisition of MeziMedia as described above.

Technology segment income from operations for the six-month period ended June 30, 2008 increased 50.2% to $8.3 million, from $5.5 million in the same period of the prior year, and represented 42.7% and 36.1% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the six-month period ended June 30, 2008 was $11.1 million compared to $8.6 million for the same period in 2007. The increase of $2.6 million was primarily due to the commencement of our Employee Stock Purchase Plan (“ESPP”) in September 2007 and the impact of stock options granted in the fourth quarter of 2007.

Amortization of Intangible Assets Acquired in Business Combinations.   Amortization of intangible assets acquired in business combinations for the six-month period ended June 30, 2008 was $15.5 million compared to $11.2 million for the same period in 2007. The increase was due to the intangible assets purchased in the acquisition of MeziMedia, acquired in July 2007.

Income Tax Expense.   For the six-month period ended June 30, 2008, we recorded income tax expense of $26.5 million compared to $25.3 million for the same period in 2007. The increase in the effective income tax rate for the six-month period ended June 30, 2008 to 42.7 % from 41.1% in the same period of the prior year was primarily due to a decrease in tax-exempt interest income earned on our marketable securities and a decrease in tax benefits associated with fewer disqualifying dispositions of Incentive Stock Options (“ISOs”) that occurred during the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007.

Liquidity and Capital Resources

Since our inception and through the second quarter of 2008, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At June 30, 2008, our combined cash, cash equivalents and marketable securities balances totaled $191.1 million.

Net cash provided by operating activities totaled $66.3 million for the six months ended June 30, 2008 compared to $79.7 million in the same period of 2007. The decrease from 2007 was due primarily to higher income tax payments, net of refunds, of approximately $25 million in the six months ended June 30, 2008, offset by an increase in net income before non-cash depreciation, amortization, provision for doubtful accounts and stock-based compensation of $8.9 million.

Net cash provided by investing activities for the six-month period ended June 30, 2008 of $1.2 million was the result of the use of $105.4 million for the payment of the contingent consideration related to the acquisition of MeziMedia and $4.7 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $111.2 million. The net cash used in investing activities for the six months ended June 30, 2007 of $81.7 million was primarily the result of net purchases of marketable securities of $78.3 million and $3.4 million of equipment purchases.

 Net cash used in financing activities of $49.4 million for the six months ended June 30, 2008 was primarily due to $54.7 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $4.9 million received from our employee stock programs. Net cash provided by financing activities for the six months ended June 30, 2007 of $14.3 million was primarily attributable to proceeds of $10.4 million received from our employee stock programs and $3.9 million of excess tax benefits from stock option exercises.

Marketable Securities

Marketable securities as of June 30, 2008 consisted of highly rated municipal, U.S. government agency and corporate securities with maturities of less than two years, and highly rated auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically have allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. As of June 30, 2008, our marketable securities portfolio, with a total estimated fair value of $89.8 million, included ARS with a par value of $33.9 million and an estimated fair value of $30.4 million. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities. As a result of these failed auctions, we have been unable to liquidate these securities and the interest rates on these ARS reset to contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices, or fixed rates that may result in us earning above-market interest rates on these ARS. In the event we need to sell these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market.

As a result of the remaining uncertainty in the market for ARS, we have classified these investments as “non-current” in the accompanying consolidated balance sheet as of June 30, 2008. Additionally, we have reduced the fair value for these investments from their par value of $33.9 million to an estimated fair value of $30.4 million. We consider this reduction in value a temporary impairment and have recorded it as an unrealized loss in accumulated other comprehensive income.

As discussed in note 8 to the condensed consolidated financial statements, we adopted the provisions of Statement 157 as of January 1, 2008. We have determined that we utilize unobservable (Level 3) inputs in establishing the estimated fair value of the ARS of $30.4 million at June 30, 2008. In prior periods, due to successful auctions, quoted market prices were readily available for these ARS, which would qualify as Level 1 inputs under Statement 157. However, due to the recent events discussed above, we have estimated the fair values of these ARS utilizing a discounted cash flow analysis as of June 30, 2008. These analyses consider, among other factors, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of expected future cash flows, and expectations of when the ARS are expected to have successful auctions. These ARS were also compared, when possible, to other observable market data with similar characteristics to the ARS held by the Company. Due to these events, we have reclassified all of our ARS as Level 3 during the first quarter of 2008.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, our board of directors had authorized a total of $279.1 million for repurchases under the Program and we have repurchased a total of 34.9 million shares of our common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. On May 1, 2008, our board of directors increased the authorization of the Program by an additional $100 million. During the six-month period ended June 30, 2008, we repurchased 3.2 million shares of our common stock for $54.7 million, leaving approximately $101.3 million available under the Program as of June 30, 2008. Subsequent to June 30, 2008 and through August 5, 2008, we repurchased 8.8 million shares of our common stock for approximately $95.3 million. As such, as of August 5, 2008, $6.1 million of our capital is available to repurchase shares of our outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue repurchases at any time that we or our board of directors determines additional repurchases are not warranted. The amounts authorized by our board of directors exclude broker commissions.

Commitments and Contingencies

There were no significant changes to our commitments and contingencies during the three- and six-month periods ended June 30, 2008.

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

We believe that our existing cash and cash equivalents and liquid marketable securities, combined with our expectation that we will generate cash flows from operations, will provide us with sufficient liquidity to fund our operations and capital requirements for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds for any one, or a combination of the following: to fund our operating activities beyond the next year; to repurchase our common stock; or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders may be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our pursuit of strategic transactions, including mergers and acquisitions;

•	our stock repurchase program;

•	the extent of dislocations in the credit markets in the United States and the related impact on the liquidity of our marketable securities;

•	the market acceptance of our products and services;

•	the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace;

•	our business, product, capital expenditures and technology plans, and product and technology roadmaps;

•	technological advances;

•	our competitors’ responses to our products and services; and

•	our relationships with our advertiser customers and publisher partners.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales credits, investments, stock-based compensation, income taxes, goodwill and other intangible assets acquired in business combinations, and contingencies and litigation. We base our estimates and assumptions on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be recorded at fair value at the acquisition date and included on that basis in the purchase price consideration. Transaction costs for business combinations will be expensed as incurred. SFAS 141R also modifies the purchase accounting recognition of pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP FAS 142-3 will have on our consolidated financial statements.

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

Marketable securities as of June 30, 2008 consisted of highly rated municipal, U.S. government agency and corporate securities with maturities of less than two years, and highly rated auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically has allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling the ARS at par. See further discussion of our marketable securities portfolio and ARS holdings in the “Liquidity and Capital Resources” section of Item 2 of this Form 10-Q under the header “Marketable Securities”.

 Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for ARS to be weighted based on the auction reset date. Due to the current illiquidity in the ARS market, we have temporarily excluded our ARS from the determination of compliance with the maturity limitations of our internal investment policy. As of June 30, 2008, our investments in marketable securities, excluding our ARS, had a weighted-average time to maturity of 307 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of June 30, 2008, the net unrealized loss in our investments in marketable securities totaled $3.3 million, which includes a temporary impairment charge to reflect the current illiquid nature of our ARS of $3.5 million.

During the quarter ended June 30, 2008, our investments in marketable securities yielded an annual effective interest rate of 3.91% and an annual taxable equivalent yield of 5.22%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $1.9 million. In addition, if the issuers of our ARS were unable to continue to make the contractual interest payments, the result would be an annual decrease in our interest income of approximately $1.3 million.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the three- and six-month periods ended June 30, 2008 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $11.8 million, an estimated reduction of income before income taxes of approximately $826,000 and an estimated reduction of net assets, excluding intercompany balances, of approximately $10.7 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of June 30, 2008, we had $55.5 million in cash and cash equivalents and $18.5 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

(b)         Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against ValueClick, Inc. (“the Company”), its Executive Chairman and its former Chief Administrative Officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company intends to defend itself vigorously and, in March 2008, filed a motion to dismiss this matter. As of June 30, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to this matter.

On August 30, 2007, plaintiff David Marashlian, a ValueClick shareholder purportedly suing on behalf of the Company, filed a derivative suit against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, “the Defendants”) in the Los Angeles County Superior Court. The Complaint alleged that Defendants breached their fiduciary duties and asserted other related common law and statutory claims based on, among other things, alleged improper sales of stock and improper financial reporting. These allegations were based on the plaintiff’s claim that the individual Defendants caused or allowed ValueClick to improperly conceal in its public statements that a material portion of its revenues were generated from practices that violated the CAN-SPAM Act of 2003 among other things. Plaintiff sought to recoup allegedly improper profits from the individual Defendants and also sought damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the court granted ValueClick’s motion to stay the proceedings pending resolution of the class action (the LIUNA case described above) pending in federal court. In and around July of 2008, Marashlian dismissed this action against the Company, its directors and officers, without prejudice. The Company paid no monetary compensation in exchange for this dismissal.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, “the Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss the complaint. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company intends to defend itself vigorously against these and related allegations. As of June 30, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to these matters.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 48.4% of our revenue for the three-month period ended June 30, 2008 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

We expect that our advertiser customers’ requirements will become more sophisticated as the Web continues to mature as an advertising medium. If we fail to manage our existing advertising space effectively to meet our advertiser customers’ changing requirements, our revenue could decline. Our growth depends on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. Our success relies in part on expanding our advertising inventory by selectively adding new Web publishers and email list owners to our networks that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers and email list owners to our networks and to retain Web publishers and email list owners currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to: our ability to introduce new and innovative products and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and email list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and email list owners continues to increase. We cannot assure you that the size of our advertising inventory will increase or remain constant in the future.

OUR COMPARISON SHOPPING & SEARCH SEGMENT REVENUE IS SUBJECT TO CUSTOMER CONCENTRATION RISKS. THE LOSS OF ONE OR MORE OF THE MAJOR CUSTOMERS IN OUR COMPARISON SHOPPING & SEARCH SEGMENT COULD SIGNIFICANTLY AND NEGATIVELY IMPACT THE REVENUE AND PROFITABILITY LEVELS OF THIS SEGMENT.

Our comparison shopping business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites. A large portion of the revenue in our comparison shopping business is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards; and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR COMPARISON SHOPPING DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR COMPARISON SHOPPING & SEARCH SEGMENT.

 We generate online consumer traffic for our comparison shopping destination websites using various methods, including: organic traffic, offline marketing campaigns, distribution agreements, search engine marketing (SEM) and search engine optimization (SEO). The current revenue and profitability levels of our Comparison Shopping & Search segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our comparison shopping destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Comparison Shopping & Search segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our comparison shopping destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines.

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

Our success depends in large part on our proprietary technologies, including tracking management software, our affiliate marketing technologies, our display advertising technologies, our lead generation technologies, our comparison shopping and search technologies, our MOJO platform, and our Mediaplex Systems technologies. In addition, we believe that our trademarks are key to identifying and differentiating our products and services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of June 30, 2008, we have total intangible assets, including goodwill, of $538.9 million. We are required under accounting principles generally accepted in the United States of America to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

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

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of June 30, 2008, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. In addition, beginning January 1, 2006 the Company was required to record stock-based compensation related to stock options which has negatively impacted net income for periods after this date. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)        Purchases of Equity Securities – The table below summarizes the Company’s repurchases of common stock during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2008 through April 30, 2008	906,543	$16.99	906,543	$101.3

May 1, 2008 through May 31, 2008	—	—	—	$101.3

June 1, 2008 through June 30, 2008	—	—	—	$101.3

Total	906,543	$16.99	906,543	$101.3

(1)          In September 2001, the Company’s board of directors authorized a stock repurchase program (“the Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, the Company’s board of directors had authorized a total of $279.1 million for repurchases under the Program, and the Company had repurchased a total of 34.9 million shares of its common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. On May 1, 2008, the Company’s board of directors increased the authorization of the Program by an additional $100 million. During the six-month period ended June 30, 2008, the Company repurchased 3.2 million shares of its common stock for $54.7 million. Subsequent to June 30, 2008 and through August 5, 2008, the Company repurchased 8.8 million shares of its common stock for approximately $95.3 million. As such, as of August 5, 2008, $6.1 million of the Company’s capital is available to repurchase shares of its outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

 (2)       Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The Annual Meeting of Stockholders was held on April 17, 2008 in Westlake Village, California.

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

Name	For	Withheld
James R. Zarley	85,773,395	2,940,997
David S. Buzby	79,785,212	8,929,180
Martin T. Hart	80,174,736	8,539,656
Tom A. Vadnais	86,036,677	2,677,715
Jeffrey F. Rayport	83,581,488	5,132,904
James R. Peters	83,409,560	5,304,832
James A. Crouthamel	55,471,356	33,243,036

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Dated: August 8, 2008