Form 10-Q
period 2008-09-30
VALUECLICK INC/CA
filed 2008-11-10
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2008 was 86,749,975.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,718	$82,767
Marketable securities	2,151	170,691
Accounts receivable, net	102,927	126,605
Inventories	1,736	1,591
Prepaid expenses and other current assets	6,220	4,679
Income taxes receivable	10,202	4,448
Deferred tax assets	8,832	8,067
Total current assets	218,786	398,848
Marketable securities, less current portion	30,350	34,059
Property and equipment, net	18,123	19,357
Goodwill	438,057	439,532
Intangible assets acquired in business combinations, net	89,387	112,979
Deferred tax assets, less current portion	3,833	4,346
Other assets	1,878	1,901
TOTAL ASSETS	$800,414	$1,011,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$103,318	$215,453
Income taxes payable	326	1,943
Deferred revenue	1,441	1,803
Total current liabilities	105,085	219,199
Income taxes payable, less current portion	68,175	74,863
Deferred tax liabilities, less current portion	4,443	3,787
Other non-current liabilities	452	3,240
TOTAL LIABILITIES	178,155	301,089

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 86,749,975 and 98,211,949 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	87	98
Additional paid-in capital	606,902	653,430
Accumulated other comprehensive income (loss)	(461)	9,279
Retained earnings	15,731	47,126
Total stockholders’ equity	622,259	709,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$800,414	$1,011,022

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three-month Period Ended September 30,
	2008	2007

Revenue	$152,900	$156,892
Cost of revenue	53,718	50,450
Gross profit	99,182	106,442
Operating expenses:
Sales and marketing (includes stock-based compensation of $12,957 and $1,200 for 2008 and 2007, respectively)	51,160	46,390
General and administrative (includes stock-based compensation of $23,192 and $2,791 for 2008 and 2007, respectively)	39,435	18,275
Technology (includes stock-based compensation of $3,497 and $603 for 2008 and 2007, respectively)	12,375	8,724
Amortization of intangible assets acquired in business combinations	7,139	6,726
Total operating expenses	110,109	80,115

Income (loss) from operations	(10,927)	26,327
Interest income and other, net	(366)	2,943
Income (loss) before income taxes	(11,293)	29,270
Income tax expense (benefit)	(13,292)	12,439
Net income	$1,999	$16,831

Other comprehensive income (loss):
Foreign currency translation	(8,618)	3,130
Change in market value of marketable securities, net of tax	(470)	542
Comprehensive income (loss)	$(7,089)	$20,503

Basic net income per common share	$0.02	$0.17
Diluted net income per common share	$0.02	$0.17

Weighted-average shares used to calculate net income per common share:
Basic	89,571	99,138
Diluted	89,957	100,174

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Nine-month Period Ended September 30,
	2008	2007

Revenue	$492,765	$462,492
Cost of revenue	160,533	146,554
Gross profit	332,232	315,938
Operating expenses:
Sales and marketing (includes stock-based compensation of $16,355 and $3,524 for 2008 and 2007, respectively)	148,958	137,036
General and administrative (includes stock-based compensation of $29,595 and $7,856 for 2008 and 2007, respectively)	81,311	53,016
Technology (includes stock-based compensation of $4,813 and $1,772 for 2008 and 2007, respectively)	32,502	26,386
Amortization of intangible assets	22,678	17,967
Total operating expenses	285,449	234,405

Income from operations	46,783	81,533
Interest income and other, net	4,098	9,257
Income before income taxes	50,881	90,790
Income tax expense	13,226	37,697
Net income	$37,655	$53,093

Other comprehensive income:
Foreign currency translation	(5,758)	4,174
Change in market value of marketable securities, net of tax	(3,982)	535
Comprehensive income	$27,915	$57,802

Basic net income per common share	$0.40	$0.53
Diluted net income per common share	$0.40	$0.53

Weighted-average shares used to calculate net income per common share:
Basic	94,202	99,577
Diluted	94,864	100,941

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2007	—	$—	98,211,949	$98	$653,430	$9,279	$47,126	$709,933

Non-cash, stock-based compensation	—	—	—	—	50,763	—	—	50,763

Shares issued in connection with employee stock programs	—	—	531,477	—	6,627	—	—	6,627

Tax benefit from stock option exercises	—	—	—	—	269	—	—	269

Repurchase and retirement of common stock	—	—	(11,993,451)	(11)	(81,121)	—	(69,050)	(150,182)

Repurchase of employee stock options	—	—	—	—	(4,977)	—	—	(4,977)

Tax effect related to the repurchase of employee stock options	—	—	—	—	(18,089)	—	—	(18,089)

Net income	—	—	—	—	—	—	37,655	37,655

Change in market value of marketable securities, net of tax	—	—	—	—	—	(3,982)	—	(3,982)

Foreign currency translation	—	—	—	—	—	(5,758)	—	(5,758)

Balance at September 30, 2008	—	$—	86,749,975	$87	$606,902	$(461)	$15,731	$622,259

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine-month Period Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$37,655	$53,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,363	25,169
Provision for doubtful accounts and sales credits	4,893	4,651
Non-cash, stock-based compensation	50,763	12,998
Deferred income taxes	(4,719)	(5,054)
Tax benefit from stock option exercises	269	4,123
Excess tax benefit from stock option exercises	(426)	(4,308)
Changes in operating assets and liabilities	(20,489)	7,338
Net cash provided by operating activities	98,309	98,010

Cash flows from investing activities:
Purchases of marketable securities	(39,874)	(270,255)
Proceeds from the maturities and sales of marketable securities	207,971	290,981
Purchases of property and equipment	(6,627)	(4,872)
Acquisition of businesses and related payments	(105,419)	(98,110)
Net cash provided by (used in) investing activities	56,051	(82,256)

Cash flows from financing activities:
Repurchases and retirement of common stock	(150,182)	(44,037)
Proceeds from employee stock programs	6,627	12,039
Repurchase of employee stock options	(4,342)	—
Excess tax benefit from stock option exercises	426	4,308
Net cash used in financing activities	(147,471)	(27,690)

Effect of exchange rate changes on cash and cash equivalents	(2,938)	1,499
Net increase (decrease) in cash and cash equivalents	3,951	(10,437)

Cash and cash equivalents, beginning of period	82,767	76,769
Cash and cash equivalents, end of period	$86,718	$66,332

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

Mediaplex Systems is an ASP that uses proprietary technology to deliver Web-based enterprise management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. The solutions that Mediaplex Systems provides span two primary categories—agency management and media management. Mediaplex Systems’ revenue is generated primarily from monthly service fees paid by customers over the contractual service periods. As discussed in note 15, Mediaplex Systems was sold subsequent to September 30, 2008.

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

2.            RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be recorded at fair value at the acquisition date and included on that basis in the purchase price consideration. Transaction costs for business combinations will be expensed as incurred. SFAS 141R also modifies the purchase accounting recognition of pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

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

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Refer to note 8 for further information. In February 2008, the FASB issued FASB Staff Position (“FSP”), “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its consolidated financial position, cash flows or results of operations.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157. FSP FAS 157-3 demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

3.             STOCK-BASED COMPENSATION

In the three-month period ended September 30, 2008, the Company completed a tender offer process in which it agreed to purchase certain underwater stock options from eligible employees, officers and directors. Under the terms of the tender offer process, the Company acquired and cancelled 4.8 million outstanding stock options with exercise prices ranging from $25.66 to $29.73. The completed tender offer triggered the acceleration of stock-based compensation resulting in an additional charge of $33.8 million in the three-month period ended September 30, 2008, which represents the product of the number of unvested stock options purchased times the original Black-Scholes value that was established for each option on the original grant date.

In the three-month periods ended September 30, 2008 and 2007, the Company recognized stock-based compensation of $39.6 million and $4.6 million, respectively. In the nine-month periods ended September 30, 2008 and 2007, the Company recognized stock-based compensation of $50.8 million and $13.2 million, respectively. The 2008 amounts include the additional stock-based compensation charge of $33.8 million described above. The Company also recorded an income tax benefit associated with this additional charge of approximately $13 million. This income tax benefit, along with the write-off of deferred tax assets previously recorded related to the vested portion of the tendered stock options, resulted in a decrease to additional paid-in capital totaling $18.1 million. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007

Sales and marketing	$12,957	$1,200	$16,355	$3,524
General and administrative	23,192	2,791	29,595	7,856
Technology	3,497	603	4,813	1,772
Stock-based compensation	39,646	4,594	50,763	13,152
Related income tax benefits	(15,168)	(1,558)	(18,993)	(4,999)
Stock-based compensation, net of tax benefits	$24,478	$3,036	$31,770	$8,153

In June 2008, the Company granted 728,500 shares of restricted stock under the Company’s 2002 Stock Incentive Plan to its executive officers, board of directors and certain of its employees. Under the terms of the restricted stock awards, the shares granted commenced vesting on June 3, 2008 and will vest over a four year period for the Company’s executive officers and employees or a two year period for the Company’s board of directors. If the employment of any recipient of a restricted stock grant terminates for any reason, the Company shall automatically reacquire any unvested shares without cost to the Company. The grant date fair value of each restricted stock award granted was $19.33. Included in the table above, the Company recognized stock-based compensation associated with the restricted stock awards of $918,000 and $1.2 million, respectively, for the three- and nine-month periods ended September 30, 2008. As of September 30, 2008, there was $12.9 million of total unrecognized stock-based compensation related to unvested restricted stock awards. The weighted-average remaining vesting period is 3.6 years for these awards.

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

In addition to the initial cash consideration, the shareholders of MeziMedia earned $106.1 million in contingent cash consideration for achieving certain revenue and earnings performance targets for the year ended December 31, 2007. The shareholders of MeziMedia may also be entitled to additional contingent cash consideration based on the achievement by MeziMedia of certain revenue and earnings performance targets for the years ending December 31, 2008 and 2009. Total cash consideration, which includes the $97.0 million initial cash consideration and transaction costs and the $106.1 million cash consideration related to fiscal 2007 performance, will range between approximately $203.1 million and $348.8 million, depending on whether the performance targets are met for the years ending December 31, 2008 and 2009. The cash consideration earned related to MeziMedia’s 2007 performance of $106.1 million was accrued at December 31, 2007 and has been accounted for as additional purchase price and added to goodwill in the Company’s consolidated balance sheet. In the first nine months of 2008, the Company paid $104.4 million of this amount and as of September 30, 2008, $1.6 million remained in accrued expenses. Future contingent cash consideration paid, if any, for fiscal 2008 and 2009 performance will also be accounted for as additional purchase price and will be accrued and added to goodwill at the time the Company is able to determine the amount of such consideration.

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

Pro forma Results of Operations. The historical operating results of MeziMedia have not been included in the Company’s historical consolidated operating results prior to its acquisition date. Pro forma results of operations data for the three- and nine- month periods ended September 30, 2007, as if the acquisition had occurred at January 1, 2007, is as follows (in thousands, except per share data):

	Three-month Period Ended September 30, 2008	Three-month Period Ended September 30, 2007
	(actual as reported)	(pro forma)
Revenue	$152,900	$165,146
Net income	$1,999	$17,702
Basic net income per common share	$0.02	$0.18
Diluted net income per common share	$0.02	$0.18

	Nine-month Period Ended September 30, 2008	Nine-month Period Ended September 30, 2007
	(actual as reported)	(pro forma)
Revenue	$492,765	$507,301
Net income	$37,655	$56,536
Basic net income per common share	$0.40	$0.57
Diluted net income per common share	$0.40	$0.56

These pro forma results of operations are not necessarily indicative of future operating results.

5.             GOODWILL AND INTANGIBLE ASSETS ACQUIRED IN BUSINESS COMBINATIONS

The changes in the carrying amount of goodwill, by reporting unit, for the nine-month period ended September 30, 2008 were as follows (in thousands):

	Balance at December 31, 2007	Additions and Adjustments	Balance at September 30, 2008
Reporting Units:
Media	$232,000	$(112)	$231,888
Affiliate Marketing	30,733	(265)	30,468
Comparison Shopping & Search	176,799	(1,098)	175,701
Technology	—	—	—
Total goodwill	$439,532	$(1,475)	$438,057

For the nine-month period ended September 30, 2008, the decreases in goodwill noted above were due to the impact of currency exchange rate fluctuations.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company performs its annual impairment analysis of goodwill as of December 31 of each year, or sooner if the Company determines there are indicators of impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; the Company’s stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. The Company is required to perform its next goodwill impairment analysis at December 31, 2008. While the Company has experienced declines in its consolidated operating results during the second and third quarters of 2008 as compared to the projections used for the impairment analysis performed as of December 31, 2007, such declines have not risen to the level that would trigger an interim impairment analysis. However, further adverse changes in one or more of the factors listed above could result in the subsequent determination that the fair value of one or more of the Company’s reporting units is less than its carrying value. If this is the case, the Company would be required to recognize a non-cash impairment charge to reduce recorded goodwill under SFAS 142. In addition, the Company also may record additional goodwill in the three-month period ending December 31, 2008 in connection with the Company’s earnout obligations for MeziMedia which are more fully described in note 4. Such additional goodwill will increase the carrying value of the related reporting unit to be evaluated in the annual analysis of goodwill as of December 31, 2008.

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets acquired in business combinations as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
September 30, 2008:
Customer, affiliate and advertiser relationships	$82,892	$(42,627)	$40,265
Trademarks, trade names and domain names	36,995	(12,485)	24,510
Developed technologies and websites	31,828	(12,609)	19,219
Covenants not to compete	16,094	(10,701)	5,393
Total intangible assets	$167,809	$(78,422)	$89,387

December 31, 2007:
Customer, affiliate and advertiser relationships	$83,445	$(33,815)	$49,630
Trademarks, trade names and domain names	38,145	(8,301)	29,844
Developed technologies and websites	31,921	(6,852)	25,069
Covenants not to compete	16,109	(7,673)	8,436
Total intangible assets	$169,620	$(56,641)	$112,979

The Company recognized amortization expense of $7.1 million and $6.7 million on intangible assets acquired in business combinations for the three-month periods ended September 30, 2008 and 2007, respectively. Amortization expense was $22.7 million and $18.0 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Estimated amortization expense related to intangible assets acquired in business combinations for the remainder of 2008, the succeeding five years and thereafter is as follows (in thousands):

Three months ending December 31, 2008	$6,721
2009	$26,282
2010	$25,458
2011	$17,713
2012	$7,940
2013	$1,452
Thereafter	$3,821

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $5.0 million and $6.5 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, no customer comprised more than 10% of accounts receivable. At December 31, 2007, one customer accounted for approximately 10.8% of accounts receivable.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	50,227	46,845
Furniture and equipment	5,084	4,633
Leasehold improvements	3,399	2,827
Vehicles	56	137
Property and equipment, gross	61,566	57,242
Less: accumulated depreciation and amortization	(43,443)	(37,885)
Total property and equipment, net	$18,123	$19,357

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable and for identifiable assets in less active markets; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s investments in marketable securities consisting of corporate obligations and auction rate securities. All of the Company’s investments in marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities at September 30, 2008 had an aggregate cost of $36.2 million and an estimated fair value of $32.5 million. Marketable securities at December 31, 2007 had an aggregate cost of $204.3 million and an estimated fair value of $204.8 million.

Included in marketable securities at September 30, 2008 are auction rate security instruments (“ARS”) with a par value of $33.9 million. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, began failing during the first quarter of 2008, and there have been no successful auction events for the Company’s ARS since that time. Therefore, the fair values of these ARS were estimated utilizing discounted cash flow analyses as of September 30, 2008. These analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the ARS are expected to have a successful auction (liquidity). These ARS were also compared, when possible, to other observable market data with similar characteristics to the ARS held by the Company.

As a result of the continued uncertainty in the credit markets, the Company has reduced the carrying value of its ARS from a par value of $33.9 million to an estimated fair value of $30.4 million. Because the Company has both the intent and ability to hold the ARS until recovery, the Company considers this reduction in value a temporary impairment and has recorded it as an unrealized loss in accumulated other comprehensive income. The ARS held by the Company at September 30, 2008 are collateralized by student loan portfolios, which are insured or government supported. Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these ARS as non-current on its unaudited Condensed Consolidated Balance Sheet at September 30, 2008. As of September 30, 2008, the Company continues to earn interest on all of its ARS based on contractually stipulated “fail rates”, which are variable based on short-term municipal bond or other market indices. Any future fluctuation in fair value related to these ARS that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income. If the Company determines in the future that any impairment is other-than-temporary, it would be required to record a charge to earnings in the period that such determination was made.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$30,350	$—	$—	$30,350
Other available-for-sale securities	2,151	2,151	—	—
Total assets measured at fair value	$32,501	$2,151	$—	$30,350

As discussed above, the Company changed its valuation methodology for ARS to a discounted cash flow analysis during the first quarter of 2008 as an active quoted market was deemed not to exist due to the auction failures. Accordingly, these ARS changed from Level 1 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities

Balance at December 31, 2007	$—
Transfers to Level 3	33,850
Total unrealized losses included in other comprehensive income	(3,500)
Balance at September 30, 2008	$30,350

9.             COMMITMENTS AND CONTINGENCIES

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants’ motion to dismiss. The Court granted plaintiffs leave to amend their complaint by November 24, 2008. The Company anticipates defending this action vigorously. As of September 30, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to this matter.

On August 30, 2007, plaintiff David Marashlian, a ValueClick shareholder purportedly suing on behalf of the Company, filed a derivative suit against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, Inc. the “Defendants”) in the Los Angeles County Superior Court. The Complaint alleged that the Defendants breached their fiduciary duties and asserted other related common law and statutory claims based on, among other things, alleged improper sales of stock and improper financial reporting. These allegations were based on the plaintiff’s claim that the individual Defendants caused or allowed ValueClick to improperly conceal in its public statements that a material portion of its revenues were generated from practices that violated the CAN-SPAM Act of 2003, among other things. Plaintiff sought to recoup allegedly improper profits from the individual Defendants and also sought damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the court granted ValueClick’s motion to stay the proceedings pending resolution of the class action (the LIUNA case described above) pending in federal court. In and around July of 2008, Marashlian dismissed this action against the Company, its directors and officers, without prejudice. The Company paid no monetary compensation in exchange for this dismissal.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, the “Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company intends to defend itself vigorously against these and related allegations. As of September 30, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to these matters.

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

10.          INCOME TAXES

For the three-month periods ended September 30, 2008 and 2007, the Company recorded an income tax benefit of $13.3 million and income tax expense of $12.4 million, respectively. During the three-month period ended September 30, 2008, the Company recorded a loss before income taxes of $11.3 million compared to income before income taxes of $29.3 million for the same period in 2007. The income tax benefit recognized for the three-month period ended September 30, 2008 was larger than otherwise would be expected due primarily to the recognition of $9.7 million in tax benefits related to the reversal of a contingency reserve associated with the expiration of certain statutes of limitations, net of other non-recurring discrete tax adjustments totaling approximately $0.6 million.

For the nine-month periods ended September 30, 2008 and 2007, the Company recorded income tax expense of $13.2 million and $37.7 million, respectively, resulting in effective income tax rates of 26.0% and 41.5%, respectively. The effective income tax rate of 26.0% for the nine-month period ended September 30, 2008 reflects the reversal of the contingency reserve and other discrete tax adjustments.

At December 31, 2007, the Company had recorded a liability of $68.6 million for unrecognized tax benefits. For the three- and nine-month periods ended September 30, 2008, the Company’s liability for unrecognized tax benefits increased by $0.3 million and $1.1 million, respectively, as a result of income tax positions taken during the period and decreased by $8.5 million and $8.5 million, respectively, as a result of the expiration of certain statutes of limitations. The total liability for unrecognized tax benefits at September 30, 2008 was $61.2 million. If recognized in future periods, $60.3 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense and $0.9 million would be recorded as a reduction to goodwill. Facts and circumstances could arise in the twelve-month period following September 30, 2008 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. For the three-month period ended September 30, 2008, the Company recognized gross interest and penalties expense of $0.9 million, which was offset by a reversal of prior accrued interest of $2.4 million as a result of the expiration of certain statutes of limitations. For the nine-month period ended September 30, 2008, the Company recognized gross interest and penalties expense of $3.1 million, which was partially offset by the $2.4 million reversal of prior accrued interest associated with the expiration of certain statutes of limitations. For the three- and nine-month periods ended September 30, 2007, the Company recognized $1.0 million and $3.0 million in gross interest and penalties expense, respectively. The Company had an interest and penalties expense accrual of $7.0 million and $6.3 million at September 30, 2008 and December 31, 2007, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2005 through 2007 tax years for federal purposes, 1999 and 2002 through 2007 tax years for various state jurisdictions and 2002 through 2007 tax years for various foreign jurisdictions.

11.          STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, the Company’s board of directors had authorized a total of $279.1 million for repurchases under the Program and the Company had repurchased a total of 34.9 million shares of its common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. On May 1, 2008, the Company’s board of directors increased the authorization of the Program by an additional $100 million. During the nine-month period ended September 30, 2008, the Company repurchased 12.0 million shares of its common stock for $150.0 million, leaving approximately $6.1 million available under the Program as of September 30, 2008. Subsequent to September 30, 2008, the Company’s board of directors authorized a $100 million increase in the Program. As such, as of November 3, 2008, $106.1 million of the Company’s capital is available to repurchase shares of its outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

12.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007

Net income	$1,999	$16,831	$37,655	$53,093

Weighted-average common shares outstanding - basic	89,571	99,138	94,202	99,577
Dilutive effect of stock options, restricted stock awards and employee benefit plans	386	1,036	662	1,364
Number of shares used to compute net income per common share - diluted	89,957	100,174	94,864	100,941

Net income per common share:
Basic	$0.02	$0.17	$0.40	$0.53
Diluted	$0.02	$0.17	$0.40	$0.53

For the three-month periods ended September 30, 2008 and 2007, stock options and restricted stock awards totaling 7,700,000 and 4,484,000 shares, respectively, were excluded from the computation of diluted net income per common share because their effect would have been antidilutive under the treasury stock method. For the nine-month periods ended September 30, 2008 and 2007, the number of these antidilutive common stock options and restricted stock awards excluded from the diluted net income per common share computation was 6,637,000 and 3,771,000, respectively.

13.                               RELATED PARTY TRANSACTIONS

For the three- and nine-month periods ended September 30, 2008, the Company recorded advertising costs totaling $136,000 and $975,000, respectively, paid to Acquisis LLC, of which a member of the Company’s board of directors is the managing partner and greater than 5% owner. Acquisis LLC became a related party during the three-month period ended September 30, 2007, for which the Company recorded advertising costs totaling $103,000.  The Company had an outstanding amount due to this entity of $37,000 and $133,000 as of September 30, 2008 and December 31, 2007, respectively, which is reflected in accounts payable and accrued expenses.

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

	Revenue		Segment Income from Operations
	Three-month Periods Ended September 30,
(in thousands)	2008	2007	2008	2007

Media	$78,735	$85,602	$18,885	$17,203
Affiliate Marketing	29,315	27,836	13,203	14,513
Comparison Shopping & Search	36,580	35,703	7,336	8,211
Technology	8,998	8,215	3,284	3,434
Inter-segment revenue	(728)	(464)	—	—
Total	$152,900	$156,892	$42,708	$43,361

	Revenue		Segment Income from Operations
	Nine-month Periods Ended September 30,
(in thousands)	2008	2007	2008	2007

Media	$237,407	$294,961	$53,251	$66,977
Affiliate Marketing	90,342	83,064	43,384	44,612
Comparison Shopping & Search	139,091	62,305	33,031	11,549
Technology	28,346	23,453	11,548	8,937
Inter-segment revenue	(2,421)	(1,291)	—	—
Total	$492,765	$462,492	$141,214	$132,075

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007

Segment income from operations	$42,708	$43,361	$141,214	$132,075
Corporate expenses	(6,850)	(5,714)	(20,990)	(19,423)
Stock-based compensation	(39,646)	(4,594)	(50,763)	(13,152)
Amortization of intangible assets	(7,139)	(6,726)	(22,678)	(17,967)
Consolidated income (loss) from operations	$(10,927)	$26,327	$46,783	$81,533

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $981,000, $450,000, $469,000, and $314,000, respectively, for the three-month period ended September 30, 2008; and $823,000, $485,000, $441,000, and $438,000, respectively, for the three-month period ended September 30, 2007. Depreciation and leasehold amortization expense included in corporate expenses in the determination of consolidated income from operations was $345,000 and $239,000 for the three-month periods ended September 30, 2008 and 2007, respectively. Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $2.9 million, $1.4 million, $1.5 million, and $886,000, respectively, for the nine-month period ended September 30, 2008; and $2.5 million, $1.5 million, $1.2 million, and $1.3 million, respectively, for the nine-month period ended September 30, 2007. Depreciation and leasehold amortization expense included in corporate expenses in the determination of consolidated income from operations was $1.0 million and $638,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007
United States	$127,457	$135,061	$417,722	$402,856
International	28,289	24,953	83,912	69,905
Inter-regional eliminations	(2,846)	(3,122)	(8,869)	(10,269)
Total	$152,900	$156,892	$492,765	$462,492

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007
United States	$(12,094)	$24,420	$45,457	$78,845
International	1,167	1,907	1,326	2,688
Total	$(10,927)	$26,327	$46,783	$81,533

For the three-month period ended September 30, 2008, no customer accounted for more than 10% of total revenue. For the nine-month period ended September 30, 2008, one customer accounted for approximately 11.9% of total revenue. For the three- and nine-month periods ended September 30, 2007, no customer comprised more than 10% of total revenue.

15.          SUBSEQUENT EVENTS

On October 20, 2008, the Company announced that it had sold two non-core businesses in order to focus on its core competency of providing online marketing products and services. The divestitures included Mediaplex Systems and the Company’s ink-jet e-commerce business. Mediaplex Systems was included in the Company’s Technology business segment, while the e-commerce business was included in the Media business segment. These divested businesses in aggregate represented less than four percent of the Company’s consolidated revenue and an immaterial portion of the Company’s total operating income for the nine month period ended September 30, 2008. The aggregate gross proceeds from these divestitures of approximately $18 million will be recorded in the Company’s fourth quarter 2008 results.

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

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. We provide powerful offerings to advertisers and advertising agency customers in the following product categories: display advertising, lead generation marketing, and email marketing. Our Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”). We also sell a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites.  As discussed in note 15 to our condensed consolidated financial statements, we sold our e-commerce business subsequent to September 30, 2008.

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

TECHNOLOGY

Our Technology segment provides advertisers, advertising agencies, website publishers, and other companies with the tools they need to effectively manage both their business operations and marketing programs. Our Technology products and services are offered through our Mediaplex and Mediaplex Systems subsidiaries. As discussed in note 15 to our condensed consolidated financial statements, Mediaplex Systems was sold subsequent to September 30, 2008.

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

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Media
Revenue	$78,735	$85,602	$237,407	$294,961
Cost of revenue	37,065	35,130	108,075	113,547
Gross profit	41,670	50,472	129,332	181,414
Operating expenses	22,785	33,269	76,081	114,437
Segment income from operations	$18,885	$17,203	$53,251	$66,977

Affiliate Marketing
Revenue	$29,315	$27,836	$90,342	$83,064
Cost of revenue	5,081	3,115	13,807	9,301
Gross profit	24,234	24,721	76,535	73,763
Operating expenses	11,031	10,208	33,151	29,151
Segment income from operations	$13,203	$14,513	$43,384	$44,612

Comparison Shopping & Search
Revenue	$36,580	$35,703	$139,091	$62,305
Cost of revenue	10,484	11,363	36,071	20,993
Gross profit	26,096	24,340	103,020	41,312
Operating expenses	18,760	16,129	69,989	29,763
Segment income from operations	$7,336	$8,211	$33,031	$11,549

Technology
Revenue	$8,998	$8,215	$28,346	$23,453
Cost of revenue	1,682	1,393	4,604	4,279
Gross profit	7,316	6,822	23,742	19,174
Operating expenses	4,032	3,388	12,194	10,237
Segment income from operations	$3,284	$3,434	$11,548	$8,937

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$42,708	$43,361	$141,214	$132,075
Corporate expenses	(6,850)	(5,714)	(20,990)	(19,423)
Stock-based compensation	(39,646)	(4,594)	(50,763)	(13,152)
Amortization of intangible assets	(7,139)	(6,726)	(22,678)	(17,967)
Consolidated income/(loss) from operations	$(10,927)	$26,327	$46,783	$81,533

Reconciliation of segment revenue to consolidated revenue:
Media	$78,735	$85,602	$237,407	$294,961
Affiliate Marketing	29,315	27,836	90,342	83,064
Comparison Shopping & Search	36,580	35,703	139,091	62,305
Technology	8,998	8,215	28,346	23,453
Inter-segment revenue	(728)	(464)	(2,421)	(1,291)
Consolidated revenue	$152,900	$156,892	$492,765	$462,492

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007

Revenue.  Consolidated revenue for the three-month period ended September 30, 2008 was $152.9 million, representing a 2.5% decrease over the same period in 2007 of $156.9 million.

Media segment revenue decreased to $78.7 million for the three-month period ended September 30, 2008 compared to $85.6 million for the same period in 2007. The decrease of $6.9 million, or 8.0%, in Media segment revenue was attributable to a decrease in lead generation marketing revenue, partially offset by an increase in our display advertising business. We believe the decrease in our lead generation marketing revenue was primarily due to the ongoing effects of the FTC inquiry into this business, which is described in our Form 10-K for the year ended December 31, 2007. While the FTC inquiry has been resolved, we have not returned to the level of lead generation marketing revenue we were generating prior to the FTC inquiry.

Affiliate Marketing segment revenue increased to $29.3 million for the three-month period ended September 30, 2008 compared to $27.8 million in the same period in 2007. This increase of $1.5 million, or 5.3%, was primarily due to an increase in transaction volumes associated with both new and existing customers.

Comparison Shopping & Search segment revenue increased to $36.6 million for the three-month period ended September 30, 2008 compared to $35.7 million in the same period in 2007. The increase of $877,000, or 2.5%, was primarily attributable to the inclusion of MeziMedia, acquired in late July 2007, for a full quarter for the three-month period ended September 30, 2008. Please refer to note 4 of our condensed consolidated financial statements for pro forma financial information assuming the acquisition of MeziMedia closed as of January 1, 2007. With the acquisition of MeziMedia, Comparison Shopping & Search segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Technology segment revenue was $9.0 million for the three-month period ended September 30, 2008 compared to $8.2 million for the same period in 2007, an increase of $783,000, or 9.5%. The increase in revenue was primarily related to higher volumes of ad serving during the quarter ended September 30, 2008 as compared to the same period of the prior year. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.  Cost of revenue for the Media and Comparison Shopping & Search segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. In addition, cost of revenue for the Media segment also includes e-commerce product costs and shipping and handling costs. Our consolidated cost of revenue was $53.7 million for the three-month period ended September 30, 2008 compared to $50.5 million for the same period in 2007, an increase of $3.3 million, or 6.5%. Our consolidated gross margin was 64.9% and 67.8% for the three-month periods ended September 30, 2008 and 2007, respectively.

Cost of revenue for the Media segment increased $1.9 million, or 5.5%, to $37.1 million for the three-month period ended September 30, 2008 compared to $35.1 million for the same period in 2007. Our Media segment gross margin decreased to 52.9% for the three-month period ended September 30, 2008 compared to 59.0% for the same period in 2007. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation marketing revenue, which generates a higher gross margin than a number of other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment increased $2.0 million, or 63.1%, to $5.1 million for the three-month period ended September 30, 2008 compared to $3.1 million for the same period in 2007. Our Affiliate Marketing segment gross margin decreased to 82.7% for the third quarter of 2008 compared to 88.8% for the same period in 2007 due to the mix of lower margin revenue in the current quarter as compared to the prior year period.

Cost of revenue for the Comparison Shopping & Search segment was $10.5 million and $11.4 million for the three-month periods ended September 30, 2008 and 2007, respectively. Our Comparison Shopping & Search segment gross margin increased to 71.3% for the third quarter of 2008 from 68.2% for the same period in 2007 due to the inclusion of MeziMedia for a full quarter, which generates higher gross margin than the other components of this segment.

Technology segment cost of revenue remained relatively flat at $1.7 million in the three-month period ended September 30, 2008 compared to $1.4 million for the same period in 2007.

Operating Expenses:

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners that are not directly associated with a revenue-generating event. Total sales and marketing expenses for the three-month period ended September 30, 2008 were $51.2 million compared to $46.4 million for the same period in 2007, an increase of $4.8 million, or 10.3%. Sales and marketing expenses increased primarily due to an increase of $11.8 million in stock-based compensation as a result of the tender offer to repurchase employee stock options described more fully below under Stock-Based Compensation, offset partially by a decrease in online advertising costs in our lead generation marketing business. Our sales and marketing expenses as a percentage of revenue increased to 33.5% for the three-month period ended September 30, 2008 compared to 29.6% for the same period in 2007 primarily due to the higher stock-based compensation described above.

General and Administrative.  General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses increased to $39.4 million, or 25.8% of revenue, for the three-month period ended September 30, 2008 compared to $18.3 million, or 11.6% of revenue, for the same period in 2007, an increase of $21.2 million, or 115.8%. General and administrative expenses increased primarily due to an increase of $20.4 million in stock-based compensation as a result of the tender offer to repurchase employee stock options described more fully below under Stock-Based Compensation, and the inclusion of a full quarter of general and administrative expenses of MeziMedia for the three-month period ended September 30, 2008.

Technology.  Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended September 30, 2008 were $12.4 million, or 8.1% of revenue, compared to $8.7 million, or 5.6% of revenue, for the same period in 2007, an increase of $3.7 million, or 41.9%. The increase in technology expenses was due primarily to an increase of $2.9 million in stock-based compensation as a result of the tender offer to repurchase employee stock options described more fully below under Stock-Based Compensation, and the inclusion of a full quarter of technology expenses of MeziMedia for the three-month period ended September 30, 2008.

Segment Income from Operations.  Media segment income from operations for the three-month period ended September 30, 2008 increased 9.8%, or $1.7 million, to $18.9 million, from $17.2 million in the same period of the prior year, and represented 24.0% and 20.1% of Media segment revenue in these respective periods. The increase in Media segment income from operations was due principally to higher margins from our lead generation marketing business.

Affiliate Marketing segment income from operations for the three-month period ended September 30, 2008 decreased 9.0% to $13.2 million, from $14.5 million in the same period of the prior year, and represented 45.0% and 52.1% of Affiliate Marketing segment revenue in these respective periods. The decrease in operating margin was attributable to the lower gross margin as described above as well as higher operating expenses in our European affiliate marketing operations due to investments made to support expansion of our affiliate marketing services throughout Europe.

Comparison Shopping & Search segment income from operations for the three-month period ended September 30, 2008 decreased to $7.3 million, from $8.2 million in the same period of the prior year, and represented 20.1% and 23.0% of Comparison Shopping & Search segment revenue in these respective periods. The decrease in income from operations and operating margin was primarily attributable to higher spending on online advertising costs to drive traffic to our destination websites for the three-month period ended September 30, 2008.  In 2008, we began receiving feedback from our advertiser partners, including the major search engines, that their conversion rate requirements were increasing in the face of a weakening consumer environment.  To accommodate the higher conversion rate requirements, we have been required to adjust how our comparison shopping destination websites generate online consumer traffic.  These adjustments have led to the higher spending on online advertising costs as a percentage of revenue in the three-month period ended September 30, 2008 as compared to the same period of the prior year.

Technology segment income from operations for the three-month period ended September 30, 2008 decreased 4.4% to $3.3 million, from $3.4 million in the same period of the prior year, and represented 36.5% and 41.8% of Technology segment revenue in these respective periods. The decrease in Technology segment income from operations and the lower operating margin were attributable to higher bad debt and facilities expenses and increases in salaries and wages for the three-month period ended September 30, 2008 to support the growth in this business.

Stock-Based Compensation.  Stock-based compensation for the three-month period ended September 30, 2008 was $39.6 million compared to $4.6 million for the same period in 2007. The increase of $35.0 million was due to: a one-time stock-based compensation charge of $33.8 million, which represents the acceleration of expense associated with unvested stock options repurchased by the Company through a tender offer process completed in the three-month period ended September 30, 2008; and expense amortization associated with restricted stock awards granted in June 2008.

Amortization of Intangible Assets Acquired in Business Combinations.  Amortization of intangible assets acquired in business combinations for the three-month period ended September 30, 2008 was $7.1 million compared to $6.7 million for the same period in 2007. The increase was due to the recognition of a full quarter of amortization in the three-month period ended September 30, 2008 associated with intangible assets purchased in the July 2007 acquisition of MeziMedia. We currently anticipate amortization expense of approximately $29.4 million for the year ending December 31, 2008.

Interest Income and Other, net.  Interest income and other, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and foreign currency exchange gains or losses.  Interest income and other, net reflects a net expense of $366,000 for the three-month period ended September 30, 2008 compared to income of $2.9 million for the same period in

2007.  The decrease of $3.3 million was primarily attributable to a reduction in interest income due to lower average cash and cash equivalents and marketable securities balances in the current period, as well as the achievement of lower investment yields as compared to the prior year.  In addition, the strengthening of the U.S. dollar resulted in a foreign currency exchange loss in the amount of $1.4 million in the current period resulting from a requirement to mark-to-market certain intercompany loan balances with certain of our European subsidiaries.

Income Tax Expense.  For the three-month period ended September 30, 2008, we recorded an income tax benefit of $13.3 million compared to income tax expense of $12.4 million for the same period in 2007.  During the three-month period ended September 30, 2008, the Company recorded a loss before income taxes of $11.3 million compared to income before income taxes of $29.3 million for the same period in 2007. The income tax benefit recognized for the three-month period ended September 30, 2008 was larger than otherwise would be expected due primarily to the recognition of $9.7 million in tax benefits related to the reversal of a contingency reserve associated with the expiration of certain statutes of limitations, net of other discrete non-recurring tax adjustments totaling $0.6 million.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007

Revenue.  Consolidated revenue for the nine-month period ended September 30, 2008 was $492.8 million, representing a 6.5% increase over the same period in 2007 of $462.5 million.

Media segment revenue decreased to $237.4 million for the nine-month period ended September 30, 2008 compared to $295.0 million for the same period in 2007. The decrease of $57.6 million, or 19.5%, in Media segment revenue was attributable to a decrease in lead generation marketing revenue, partially offset by an increase in our display advertising businesses. We believe the decrease in our lead generation marketing revenue was primarily due to the ongoing effects of the FTC inquiry into this business, which is described in our Form 10-K for the year ended December 31, 2007. While the FTC inquiry has been resolved, we have not returned to the level of lead generation marketing revenues earned prior to the FTC inquiry.

Affiliate Marketing segment revenue increased to $90.3 million for the nine-month period ended September 30, 2008 compared to $83.1 million in the same period in 2007. This increase of $7.3 million, or 8.8%, was primarily due to an increase in our number of customers and an increase in transaction volumes associated with both new and existing customers.

Comparison Shopping & Search segment revenue increased to $139.1 million for the nine-month period ended September 30, 2008 compared to $62.3 million in the same period in 2007. The increase of $76.8 million, or 123.2%, was primarily attributable to the acquisition of MeziMedia in July 2007. Please refer to note 4 of our condensed consolidated financial statements for pro forma financial information assuming the acquisition of MeziMedia closed as of January 1, 2007.

Technology segment revenue was $28.3 million for the nine-month period ended September 30, 2008 compared to $23.5 million for the same period in 2007, an increase of $4.9 million, or 20.9%. The increase in revenue was primarily related to higher volumes of ad serving during the nine months ended September 30, 2008 as compared to the same period of the prior year.

There is no guarantee that our revenue will continue to grow at historical rates, that we will complete acquisitions in future periods or that any potential future acquisitions will provide the same revenue impact as historic acquisitions.

Cost of Revenue and Gross Profit.  Our consolidated cost of revenue was $160.5 million for the nine-month period ended September 30, 2008 compared to $146.6 million for the same period in 2007, an increase of $14.0 million, or 9.5%. Our consolidated gross margin was 67.4% and 68.3% for the nine-month periods ended September 30, 2008 and 2007, respectively.

Cost of revenue for the Media segment decreased $5.5 million, or 4.8%, to $108.1 million for the nine-month period ended September 30, 2008 compared to $113.5 million for the same period in 2007. Our Media segment gross margin decreased to 54.5% for the nine-month period ended September 30, 2008 compared to 61.5% for the same period in 2007. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation marketing revenue, which generates a higher gross margin than a number of other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment increased $4.5 million, or 48.4%, to $13.8 million for the nine-month period ended September 30, 2008 compared to $9.3 million for the same period in 2007. Our Affiliate Marketing segment gross margin decreased to 84.7% for the nine-month period ending September 30, 2008 compared to 88.8% for the same period in 2007 due to the mix of lower margin revenue in the current year period as compared to the prior year period.

Cost of revenue for the Comparison Shopping & Search segment increased $15.1 million to $36.1 million for the nine-month period ended September 30, 2008 compared to $21.0 million for the same period in 2007 primarily due to the acquisition of MeziMedia. Our Comparison Shopping & Search segment gross margin increased to 74.1% for the nine-month period ending September 30, 2008 from 66.3% for the same period in 2007 due primarily to the impact of the acquisition of MeziMedia.

Technology segment cost of revenue increased by $325,000, or 7.6%, to $4.6 million for the nine-month period ended September 30, 2008 compared to $4.3 million for the same period in 2007. Our Technology segment gross margin increased to 83.8% for the nine-month period ended September 30, 2008 from 81.8% for the same period in 2007 due to the operating leverage associated with the higher revenue.

Operating Expenses:

Sales and Marketing.  Total sales and marketing expenses for the nine-month period ended September 30, 2008 were $149.0 million compared to $137.0 million for the same period in 2007, an increase of $11.9 million, or 8.7%. Sales and marketing expenses increased due to a $12.8 million increase in stock based compensation as a result of the tender offer to repurchase employee stock options described more fully below under Stock-Based Compensation and the inclusion of online advertising costs of MeziMedia, acquired in July 2007, offset partially by a decrease in online advertising costs in our lead generation marketing business. Our sales and marketing expenses as a percentage of revenue remained fairly consistent at 30.2% for the nine-month period ended September 30, 2008 compared to 29.6% for the same period in 2007.

General and Administrative.  General and administrative expenses increased to $81.3 million, or 16.5% of revenue, for the nine-month period ended September 30, 2008 compared to $53.0 million, or 11.5% of revenue, for the same period in 2007, an increase of $28.3 million, or 53.4%. General and administrative expenses increased due to an increase of $21.7 million in stock-based compensation primarily as a result of the tender offer to repurchase employee stock options described more fully below under Stock-Based Compensation, higher legal costs, the inclusion of general and administrative expenses of MeziMedia, acquired in July 2007, increased compensation costs, and higher bad debt expense.

Technology.  Technology expenses for the nine-month period ended September 30, 2008 were $32.5 million, or 6.6% of revenue, compared to $26.4 million, or 5.7% of revenue, for the same period in 2007, an increase of $6.1 million, or 23.2%. The increase in technology expenses was due to an increase of $3.0 million in stock-based compensation primarily as a result of the tender offer to repurchase employee stock options described more fully below under Stock-Based Compensation, the inclusion of technology expenses of MeziMedia and increases in our worldwide technology staff.

Segment Income from Operations.  Media segment income from operations for the nine-month period ended September 30, 2008 decreased 20.5%, or $13.7 million, to $53.3 million, from $67.0 million in the same period of the prior year, and represented 22.4% and 22.7% of Media segment revenue in these respective periods. The decrease in Media segment income from operations was due principally to a decline in our lead generation marketing revenue, which was only partially offset by an increase in our display advertising revenue as noted above.

Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2008 decreased 2.8% to $43.4 million, from $44.6 million in the same period of the prior year, and represented 48.0% and 53.7% of Affiliate Marketing segment revenue in these respective periods. The decrease in operating margin was attributable to the lower gross margin as described above as well as higher operating expenses in our European affiliate marketing operations due to investments made to support expansion of our affiliate marketing services throughout Europe.

Comparison Shopping & Search segment income from operations for the nine-month period ended September 30, 2008 increased to $33.0 million, from $11.5 million in the same period of the prior year, and represented 23.7% and 18.5% of Comparison Shopping & Search segment revenue in these respective periods. The increase in income from operations and operating margin was primarily attributable to the acquisition of MeziMedia as described above.

Technology segment income from operations for the nine-month period ended September 30, 2008 increased 29.2% to $11.5 million, from $8.9 million in the same period of the prior year, and represented 40.7% and 38.1% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.  Stock-based compensation for the nine-month period ended September 30, 2008 was $50.8 million compared to $13.2 million for the same period in 2007. The increase of $37.6 million was primarily due to: a stock-based compensation charge of $33.8 million as a result of the tender offer to repurchase employee stock options; the commencement of our Employee Stock Purchase Plan (“ESPP”) in September 2007; and restricted stock awards granted in June 2008.

Amortization of Intangible Assets Acquired in Business Combinations.  Amortization of intangible assets acquired in business combinations for the nine-month period ended September 30, 2008 was $22.7 million compared to $18.0 million for the same period in 2007. The increase was due to the intangible assets purchased in the acquisition of MeziMedia, acquired in July 2007.

Interest Income and Other, Net.  Interest income and other, net was $4.1 million for the nine-month period ended September 30, 2008 compared to $9.3 million for the same period in 2007. The decrease was primarily attributable to the effects of lower average cash and cash equivalents and marketable securities balances in the current year, as well as the achievement of lower investment yields as compared to the prior year.

Income Tax Expense.  For the nine-month period ended September 30, 2008, we recorded income tax expense of $13.2 million compared to $37.7 million for the same period in 2007. The decrease in the effective income tax rate for the nine-month period ended September 30, 2008 to 26.0% from 41.5% in the same period of the prior year was primarily due to the recognition of $9.7 million in tax benefits related to the reversal of a contingency reserve associated with the expiration of certain statutes of limitations in the nine-month period ended September 30, 2008.

Liquidity and Capital Resources

Since our inception and through the third quarter of 2008, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At September 30, 2008, our combined cash, cash equivalents and marketable securities balances totaled $119.2 million compared to $287.5 million as of December 31, 2007.  The decrease in our total cash, cash equivalents and marketable securities since December 31, 2007 is primarily due to $150.2 million used to repurchase our common stock and $105.4 million used for the payment of contingent consideration related to the acquisition of MeziMedia, both as described below.  These uses of cash were partially offset by cash provided by operating activities of $98.3 million in the nine-month period ended September 30, 2008.  Of the $119.2 million combined cash, cash equivalents and marketable securities balances as of September 30, 2008, $30.4 million is held in auction rate securities that are currently illiquid, as described below.  While the Company believes that it can borrow against these auction rate securities at approximately seventy-five cents on the dollar, there can be no assurance that we will be able to effect such borrowing if credit conditions further deteriorate.  While we have generated strong cash from operations in the nine-month period ended September 30, 2008, there can be no assurance that we will be able to continue to generate the same levels of cash from operations.  Our ability to make future acquisitions or repurchase additional shares of our common stock will be subject to our ability to generate future cash from operations at levels consistent with recent periods or access the credit or equity markets.

Net cash provided by operating activities totaled $98.3 million for the nine-month period ended September 30, 2008 and was relatively consistent with the $98.0 million generated in the same period of the prior year.

Net cash provided by investing activities for the nine-month period ended September 30, 2008 of $56.1 million was the result of net proceeds received from the sales and maturities of marketable securities of $168.1 million, offset by the use of $105.4 million for the payment of the contingent consideration related to the acquisition of MeziMedia and $6.6 million used for equipment purchases. The net cash used in investing activities for the nine months ended September 30, 2007 of $82.3 million was primarily the result of the use of $98.1 million, net, for the acquisition of MeziMedia and $4.9 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $20.7 million.

Net cash used in financing activities of $147.5 million for the nine months ended September 30, 2008 was primarily due to the use of $150.2 million to repurchase our common stock under our stock repurchase program and $4.3 million used to repurchase certain underwater employee stock options, offset by proceeds of $6.6 million received from the exercises of stock options and issuance of shares under our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2007 of $27.7 million was primarily attributable to $44.0 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $12.0 million received from the exercises of stock options and $4.3 million of excess tax benefits from stock option exercises.

Marketable Securities

Marketable securities as of September 30, 2008 consisted of highly rated corporate securities with maturities of less than two years and auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. As of September 30, 2008, our marketable securities portfolio, with a total estimated fair value of $36.0 million, included ARS with a par value of $33.9 million and an estimated fair value of $30.4 million. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically have allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities. As a result of these failed auctions, we have been unable to liquidate these securities and the interest rates on these ARS reset to contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices. In the event we need to sell these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market.

As a result of the remaining uncertainty in the market for ARS, we have classified these investments as “non-current” in the accompanying condensed consolidated balance sheet as of September 30, 2008. Additionally, we have reduced the fair value for these investments from their par value of $33.9 million to an estimated fair value of $30.4 million. Because we have both the intent and ability to hold the ARS until recovery, we consider this reduction in value a temporary impairment and have recorded it as an unrealized loss in accumulated other comprehensive income.

As discussed in note 8 to our condensed consolidated financial statements, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008. We have determined that we utilize unobservable (Level 3) inputs in establishing the estimated fair value of the ARS of $30.4 million at September 30, 2008. In periods prior to February 2008, due to successful auctions, quoted market prices were readily available for these ARS, which would qualify as Level 1 inputs under SFAS 157. However, due to the events discussed above which resulted in the lack of an active market for ARS, and due to the lack of other observable market data with similar characteristics to our ARS holdings, we have estimated the fair values of these ARS utilizing a discounted cash flow analysis as of September 30, 2008. These analyses consider, among other factors, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of expected future cash flows, and expectations of when the ARS are expected to have successful auctions. Due to these events, we reclassified all of our ARS fair value measurements as Level 3 during the first quarter of 2008.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, our board of directors had authorized a total of $279.1 million for repurchases under the Program and we had repurchased a total of 34.9 million shares of our common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. On May 1, 2008, our board of directors increased the authorization of the Program by an additional $100 million. During the nine-month period ended September 30, 2008, we repurchased 12.0 million shares of our common stock for $150.0 million, leaving approximately $6.1 million available under the Program as of September 30, 2008. Subsequent to September 30, 2008, our board of directors authorized a $100 million increase in the Program. As such, as of November 3, 2008, $106.1 million of our capital is available to repurchase shares of its outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management or our board of directors determines additional repurchases are not warranted. The amounts authorized by our board of directors exclude broker commissions.

Commitments and Contingencies

There were no significant changes to our commitments and contingencies during the three- and nine-month periods ended September 30, 2008.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the macroeconomic environment in the United States and Europe;

•	contingent consideration obligations related to the acquisition of Mezimedia as more fully described in note 4 to our condensed consolidated financial statements;

•	our pursuit of strategic transactions, including mergers and acquisitions;

•	our stock repurchase program;

•	the extent of dislocations in the credit markets in the United States and the related impact on the liquidity of our marketable securities;

•	the market acceptance of our products and services;

•	the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace;

•	our business, product, capital expenditures and technology plans, and product and technology roadmaps;

•	technological advances;

•	our competitors’ responses to our products and services; and

•	our relationships with our advertiser customers and publisher partners.

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, the following paragraph provides an update on facts and circumstances relating to the Company’s annual goodwill impairment considerations.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company performs its annual impairment analysis of goodwill as of December 31 of each year, or sooner if the Company determines there are indicators of impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; the Company’s stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. The Company is required to perform its next goodwill impairment analysis at December 31, 2008. While the Company has experienced declines in its consolidated operating results during the second and third quarters of 2008 as compared to the projections used for the impairment analysis performed as of December 31, 2007, such declines have not risen to the level that would trigger an interim impairment analysis. However, further adverse changes in one or more of the factors listed above could result in the subsequent determination that the fair value of one or more of the Company’s reporting units is less than its carrying value. If this is the case, the Company would be required to recognize a non-cash impairment charge to reduce recorded goodwill under SFAS 142. In addition, the Company also may record additional goodwill in the three-month period ending December 31, 2008 in connection with the Company’s earnout obligations for MeziMedia which are more fully described in note 4. Such additional goodwill will increase the carrying value of the related reporting unit to be evaluated in the annual analysis of goodwill as of December 31, 2008.

Recently Issued Accounting Standards

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

As discussed in note 8 to the condensed consolidated financial statements, on January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the FASB issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We do not expect that the adoption of the provisions of FSP 157-2 will have a material impact on our consolidated financial position, cash flows or results of operations.

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

Marketable securities as of September 30, 2008 consisted of highly rated corporate securities with maturities of less than two years, and highly rated auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically has allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling the ARS at par. See further discussion of our marketable securities portfolio and ARS holdings in the “Liquidity and Capital Resources” section of Item 2 of this Form 10-Q under the header “Marketable Securities”.

 Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for ARS to be weighted based on the auction reset date. Due to the current illiquidity in the ARS market, we have temporarily excluded our ARS from the determination of compliance with the maturity limitations of our internal investment policy. As of September 30, 2008, our investments in marketable securities, excluding our ARS, had a weighted-average time to maturity of 111 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of September 30, 2008, the net unrealized loss in our investments in marketable securities totaled $3.7 million, which includes a temporary impairment charge to reflect the current illiquid nature of our ARS of $3.5 million.

During the quarter ended September 30, 2008, our investments in marketable securities yielded an annual effective interest rate of 3.82% and an annual taxable equivalent yield of 4.96%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $1.2 million. In addition, if the issuers of our ARS were unable to continue to make the contractual interest payments, the result would be an annual decrease in our interest income of approximately $1.3 million.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. Due to strengthening of the United States Dollar in the three-month period ended September 30, 2008 we recorded a loss of $1.4 million related to the requirement to mark-to-market certain of our intercompany loan balances with our European subsidiaries.  This loss is recorded in Interest and other income, net, in our unaudited condensed consolidated income statement. However, as much of the strengthening of the United States Dollar in the three-month period ended September 30, 2008 occurred late in the quarter, this strengthening did not materially impact the reported revenue or income from operations for the three-month period ended September 30, 2008.  In the future, if there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $11.1 million, an estimated reduction of income before income taxes of approximately $656,000 and an estimated reduction of net assets, excluding intercompany balances, of approximately $9.2 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of September 30, 2008, we had $48.8 million in cash and cash equivalents and $19.7 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

(b)         Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against ValueClick, Inc. (“the Company”), its Executive Chairman and its former Chief Administrative Officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants’ motion to dismiss. The Court granted plaintiffs leave to amend their complaint by November 24, 2008. The Company anticipates defending this action vigorously. As of September 30, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to this matter.

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

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, “the Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss the complaint. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company intends to defend itself vigorously against these and related allegations. As of September 30, 2008, no amounts have been recorded in the Company’s condensed consolidated financial statements related to these matters.

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

DETERIORATING MACROECONOMIC CONDITIONS IN THE UNITED STATES HAVE NEGATIVELY IMPACTED OUR BUSINESS AND FURTHER WEAKENING OF MACROECONOMIC CONDITIONS MAY HAVE ADDITIONAL NEGATIVE IMPACTS ON OUR BUSINESS.

In 2008, we began experiencing weakness across most of our business segments in connection with deteriorating macroeconomic conditions in the United States and Europe.  As a result, we lowered our forecasted revenue and earnings guidance for  2008.  We are not able to predict whether macroeconomic conditions will worsen or improve, or the timing of such developments .  If macroeconomic conditions worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically.  Further, when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue and profitability that  we achieved prior to the macroeconomic downturn.

OUR PROFITABILITY MAY NOT REMAIN AT CURRENT LEVELS

We face risks that could prevent us from achieving our current profitability levels in future periods. These risks include, but are not limited to, our ability to:

•	adapt our products, services and cost structure to deteriorating macroeconomic conditions;

•	maintain and increase our inventory of advertising space on publisher websites and with email list owners and newsletter publishers;

•	maintain and increase the number of advertisers that use our products and services;

•	continue to expand the number of products and services we offer and the capacity of our systems;

•	adapt to changes in Web advertisers’ promotional needs and policies, and the technologies used to generate Web advertisements;

•	respond to challenges presented by the large and increasing number of competitors in the industry;

•	respond to challenges presented by the continuing consolidation within our industry;

•	adapt to changes in legislation or regulation regarding Internet usage, advertising and e-commerce;

•	adapt to changes in technology related to online advertising filtering software; and

•	adapt to changes in the competitive landscape.

If we are unsuccessful in addressing these or other risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 51.5% of our revenue for the three-month period ended September 30, 2008 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

Our comparison shopping business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites. A large portion of the revenue in our comparison shopping business is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR COMPARISON SHOPPING DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR COMPARISON SHOPPING & SEARCH SEGMENT.

 We generate online consumer traffic for our comparison shopping destination websites using various methods, including: organic traffic, offline marketing campaigns, distribution agreements, search engine marketing (SEM) and search engine optimization

(SEO). The current revenue and profitability levels of our Comparison Shopping & Search segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our comparison shopping destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Comparison Shopping & Search segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our comparison shopping destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines.  In addition, in 2008, our Comparison Shopping business received feedback from our advertiser partners, including the major search engines, that their conversion rate requirements were increasing in the face of a weakening consumer environment.  To accommodate the higher conversion rate requirements, we have been required to adjust how our comparison shopping destination websites generate online consumer traffic.  These adjustments have resulted in lower volumes of online consumer traffic to our comparison shopping destination websites and a corresponding decrease to the revenue and profitability we are able to generate in our Comparison Shopping and Search segment. There can be no assurances that the conversion rate requirements of our advertiser partners will lessen in the future or that we will be able to regain the levels of revenue and profitability we achieved in our Comparison Shopping business prior to this increase in conversion rate requirements.

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

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations have fallen below the expectations of market analysts and our own forecasts in the past and may also do so in some future periods. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•	macroeconomic conditions in the United States and Europe;

•	fluctuations in demand for our advertising solutions or changes in customer contracts;

•	fluctuations in click, lead, action, impression, and conversion rates;

•	fluctuations in the amount of available advertising space, or views, on our networks;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	fluctuations in sales of different types of advertising; for example, the amount of advertising sold at higher rates rather than lower rates;

•	fluctuations in the cost of online advertising;

•	seasonal patterns in Internet advertisers’ spending;

•	fluctuations in our stock price which may impact the amount of stock-based compensation we are required to record;

•

changes in our pricing and publisher compensation policies, the pricing and publisher compensation policies of our competitors, the pricing and publisher compensation policies of our advertiser customers, or the pricing policies for advertising on the Internet generally;

•	changes in the regulatory environment, including regulation of advertising on the Internet, that may negatively impact our marketing practices;

•	possible impairments of the recorded amounts of goodwill, intangible assets, or other long-lived assets;

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

IF WE DO NOT SUCCESSFULLY EXECUTE OUR INTERNATIONAL STRATEGY, OUR REVENUE, RESULTS OF OPERATIONS AND THE GROWTH OF OUR BUSINESS COULD BE HARMED.

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000, Sweden in 2004, Japan and China in 2007, and Spain and Ireland in 2008. Our international expansion and the integration of international operations present unique challenges and risks to our company, and require management attention. Our foreign operations subject us to foreign currency exchange rate risks and we currently do not utilize hedging instruments to mitigate foreign currency exchange rate risks.

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

Our success depends in large part on our proprietary technologies, including tracking management software, our affiliate marketing technologies, our display advertising technologies, our lead generation technologies, our comparison shopping and search technologies, and our MOJO platform. In addition, we believe that our trademarks are key to identifying and differentiating our products and services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the “Spy Act of 2007”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. The Federal Trade

Commission (“FTC”) conducted an investigation into certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, the Company agreed to a stipulated injunction with the FTC resolving this matter. The injunction makes clear that it constitutes no finding of any impermissible conduct by the company in the past under preexisting FTC regulations then in effect. But the injunction also imposes new FTC guidelines for promotional lead generation activities, consistent with the approach that the agency has recently begun to apply to the company’s competitors. Compliance with these new FTC guidelines may adversely affect our ability to operate in the lead generation sector. In addition, the FTC is also considering publishing guidelines that would govern behavioral targeting. Such FTC guidelines may adversely affect our ability to grow our Media segment. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; the Company’s stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2008. While we have experienced declines in our consolidated operating results during the second and third quarters of 2008 as compared to the projections used for the impairment analysis performed as of December 31, 2007, such declines have not risen to the level that would trigger an interim impairment analysis. However, further adverse changes in one or more of the factors listed above could result in the subsequent determination that the fair value of one or more of our reporting units is less than its carrying value. If this is the case, we would be required to recognize a non-cash impairment charge to reduce recorded goodwill under SFAS 142. In addition, we also may record additional goodwill in the three-month period ending December 31, 2008 in connection with our earnout obligations for MeziMedia which are more fully described in note 4 to our condensed consolidated financial statements. Such additional goodwill will increase the carrying value of the related reporting unit to be evaluated in the annual analysis of goodwill as of December 31, 2008.

We are also required under accounting principles generally accepted in the United States of America to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

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

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of September 30, 2008, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. In addition, beginning January 1, 2006 the Company was required to record stock-based compensation related to stock options which has negatively impacted net income for periods after this date. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)        Purchases of Equity Securities – The table below summarizes the Company’s repurchases of common stock during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2008 through July 31, 2008	5,382,000	$10.61	5,382,000	$44.3

August 1, 2008 through August 31, 2008	3,400,000	11.27	3,400,000	$6.1

September 1, 2008 through September 30, 2008	—	—	—	$6.1

Total	8,782,000	$10.87	8,782,000	$6.1

(1)          In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, the Company’s board of directors had authorized a total of $279.1 million for repurchases under the Program and the Company had repurchased a total of 34.9 million shares of its common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. On May 1, 2008, the Company’s board of directors increased the authorization of the Program by an additional $100 million. During the nine-month period ended September 30, 2008, the Company repurchased 12.0 million shares of its common stock for $150.0 million, leaving approximately $6.1 million available under the Program as of September 30, 2008. Subsequent to September 30, 2008, the Company’s board of directors authorized a $100 million increase in the Program. As such, as of November 3, 2008, $106.1 million of the Company’s capital is available to repurchase shares of its outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

(2)          Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 23, 2008, Jeffrey Rayport assumed the role of lead outside director, a role previously held by David Buzby. Mr. Buzby retains his roles as a member of the Company’s Audit Committee, Compensation Committee and Nominating Committee.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Dated: November 10, 2008