Form 10-K
period 2008-12-31
VALUECLICK INC/CA
filed 2009-03-02
CIK 1080034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2008
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and"smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, which was the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $1,438,605,974 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Global Select Market as of that date). As of February 20, 2009, there were 86,752,164 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2009 Annual Meeting of the Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2008, are incorporated by reference in Part III hereof.

VALUECLICK, INC.
ANNUAL REPORT ON FORM 10-K

        This annual report on Form 10-K ("Report"), including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 10 of this Report and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to ValueClick, Inc. are expressly qualified in their entirety by such language. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        Our customers are primarily direct marketers, brand advertisers and the advertising agencies that service these groups. The proposition we offer our customers includes: one of the industry's broadest online marketing services portfolios—including performance-based campaigns and programs where marketers only pay for advertising when it generates a customer lead or product sale; our ability to target campaigns to reach the online consumers our customers are most interested in; and the scale at which we can deliver results for online advertising campaigns. Additionally, our networks of online publishers provide advertisers with a cost-effective and complementary source of online consumers relative to online portals and other large website publishers. Through this approach we have become an industry leader in generating qualified customer leads and online sales for advertisers.

        We generate the audiences for our advertisers' campaigns primarily through networks of third-party websites, other online publisher partners and search engines. We aggregate our publisher partners' online advertising inventory into networks, optimize these networks for specific marketing goals, and deliver the campaigns across the appropriate networks' advertising inventory. We are one of the industry's largest online network providers, with: industry expertise and proprietary technology platforms for online advertising inventory aggregation; campaign targeting and optimization, delivery, measurement, and reporting; and, payment settlement and delivery services.

        Our publisher partners enjoy efficient and effective monetization of their online advertising inventory through representation by our direct sales teams in major U.S. and European media markets, participation in large-scale advertiser and advertising agency campaigns they may not have access to on their own, enhanced monetization through our proprietary campaign optimization and targeting technology, and settlement services to facilitate payments to publishers for the online inventory utilized by the advertisers. As we do not primarily own and operate websites that compete directly with our publisher partners for online consumers, we act as a trusted partner in helping online publishers monetize their online audience and advertising inventory.

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

        We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include Media, Affiliate Marketing, Comparison Shopping & Search, and Technology, which are described in more detail below. For information regarding the operating performance and total assets of these segments, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and note 17 "Segments and Geographic Information" to the December 31, 2008 consolidated financial statements included herein.

MEDIA SEGMENT

        ValueClick's Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. We have increased the scale of our Media segment over the years organically and through the acquisition of complementary businesses. Our strategic expansion and subsequent integration within the Media segment has increased our presence in interactive marketing with powerful offerings to advertiser and advertising agency customers in the following product categories:

  Display Advertising

        We provide marketers with access to one of the largest and most reputable display advertising networks in the industry where we partner with third-party website publishers and apply our proprietary technology platform and industry expertise to deliver our customers' display ad campaigns to the appropriate pages of our publisher partners' websites.

        With a single buy, marketers can reach targeted online users on a large scale, using a variety of online display ad units across our entire network of publishers, any of 21 standard channels of online content within the network, customized content channels, or a select number of websites where we are authorized to sell inventory on a single-site basis. Audiences can be further targeted based on the demographic and psychographic composition of sites within the network and technical information such as geographic location, browser type, connection speed, ISP or top-level domain (.com,.edu, etc.). Our behavioral targeting capabilities allow marketers to retarget users who have recently visited their sites or to display highly relevant ads based on anonymous profiles we develop based on consumers' recent online behavior such as web browsing and interaction with ads across our network.

        With 15,000 active online publisher sites in the U.S. and 20,000 worldwide, our display advertising network reached 159 million unique visitors, or 83% of the U.S. internet audience in December 2008 according to published industry data.

        We deliver a variety of display ad units to the Web pages of our online display advertising network publisher partners and track them to evaluate success against the goals of the advertising programs. With traditional banner ads, interstitials, text links, and other online ad units, our technology maximizes the impact of marketing campaigns by identifying the most effective placement for each type of campaign. We also execute a wide variety of rich media applications, including in-stream and in-banner video ads, providing even greater visual and auditory impact for a marketer's online display advertising campaigns.

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

        The benefits that our customers enjoy in display and other Web advertising include, but are not limited to: flexible pricing models; the ability to target and reach significant numbers of online consumers in a way that complements media buys on portals and other large websites; and the ability to improve online advertising performance while the campaigns are still running by optimizing at site, placement and creative levels, based on both response to ads and the resulting conversions.

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

        We utilize a number of methods to distribute advertiser lead generation offers, including:

  •
  Opt-in email lists—where advertisers can target qualified prospective customers on a large scale with opt-in email lists from our proprietary database of names and from a select group of email list partners who meet our stringent criteria for data integrity, as well as those who comply with all aspects of U.S. federal email legislation.

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

  E-commerce

        Prior to October 2008, we sold a limited number of consumer products directly to end-user customers through a small number of Company-owned e-commerce websites. We entered this business through the acquisition of HiSpeed Media in 2003, and added to our e-commerce capabilities with the acquisition of E-Babylon in June 2005. We divested our e-commerce business in October 2008 as it was not core to our primary business of providing online marketing services. Accordingly, the results of operations for this business have been classified as "discontinued operations" in our consolidated statements of operations. Please refer to note 5 "Discontinued Operations" to our consolidated financial statements contained in this annual report on Form 10-K for further information about this divestiture.

AFFILIATE MARKETING SEGMENT

        Our Affiliate Marketing segment services, outlined below, are offered through our wholly-owned subsidiary Commission Junction. Through the combination of: a large-scale pay-for-performance model built on our proprietary technology platforms; marketing expertise; and a large, quality advertising network, our Affiliate Marketing business enables advertisers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. We believe we are the largest provider of affiliate marketing services.

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

  Search Marketing

        Search marketing allows advertisers to find prospective customers who are actively engaged in researching and buying products and services online. Our CJ Search product provides a fully-managed, comprehensive search engine marketing (SEM) solution by combining proprietary technology and expert services to optimize keyword campaigns across major search and shopping engines, and is specifically designed to complement our advertisers' affiliate marketing efforts. We use our technology and processes to create, manage and optimize pay-per-click, paid inclusion and organic search campaigns for our advertiser customers. SEM revenues are driven primarily by a percentage of the revenue we generate for our advertiser customers.

COMPARISON SHOPPING & SEARCH SEGMENT

        Our online Comparison Shopping services enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews. Our services are free for consumers, and our customers primarily pay us on a CPC basis for traffic delivered to the customers' websites from listings on our websites.

        Our Comparison Shopping & Search segment services are offered through our wholly-owned subsidiaries Pricerunner, acquired in August 2004, Shopping.net, acquired in December 2006, and MeziMedia, acquired in July 2007. Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. Shopping.net operates in the United Kingdom. MeziMedia operates its comparison shopping destination websites primarily in the United States under the Smarter.com, Shopica.com and Couponmountain.com brand names.

        In addition to our Pricerunner and MeziMedia comparison shopping destination websites, Search123, which operates primarily in Europe, is ValueClick's self-service paid search offering that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites. Search syndication revenues are driven primarily on a CPC basis.

TECHNOLOGY SEGMENT

        Our Technology segment provides advertisers, advertising agencies, website publishers, and other companies with the tools they need to effectively manage their online marketing programs. Our technology products and services have been offered through our wholly-owned subsidiaries Mediaplex, Inc. and Mediaplex Systems, Inc., both acquired in October 2001.

  Mediaplex:

        Our Mediaplex subsidiary is an application services provider ("ASP") offering technology infrastructure tools and services that enable marketers to implement and manage their own online display advertising, SEM and email campaigns, and that assist online publishers with management of their website inventory. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser's enterprise data system and to provide ongoing campaign optimization and analytics. Mediaplex's products are priced primarily on a CPM or email-delivered basis.

  Mediaplex Systems:

        Our Mediaplex Systems subsidiary was an ASP that used proprietary technology to deliver Web-based enterprise management systems to advertising agencies, marketing communications companies, public relations agencies, and other large corporate advertisers. We divested the operations of this subsidiary in October 2008 as it was not core to our primary business of providing online marketing services. Accordingly, the results of operations for this business have been classified as "discontinued operations" in our consolidated statements of operations. Please refer to note 5 "Discontinued Operations" to our consolidated financial statements contained in this annual report on Form 10-K for further information about this divestiture.

INTERNATIONAL OPERATIONS

        We currently conduct international operations through wholly-owned subsidiaries throughout Europe as well as China and Japan.

        In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick, Inc., based in the United Kingdom. Since then we have expanded in Europe by opening wholly-owned subsidiaries in Paris, France; Munich, Germany; Madrid, Spain; and Dublin, Ireland. In August 2004, we acquired Pricerunner AB, a leading provider of online comparison shopping services in Europe, based in Sweden. In July 2007, we acquired MeziMedia, which has operations in the United States, China and Japan. Employees in our international subsidiaries totaled 450 as of December 31, 2008. For additional information regarding our international operations, see note 17 "Segments and Geographic Information" to our consolidated financial statements contained in this annual report on Form 10-K.

TECHNOLOGY PLATFORMS

        Our proprietary applications are constructed from established, readily available technologies. Some of the basic components that our products are built on come from leading software and hardware providers such as Oracle, Sybase, Sun, Dell, EMC, NetApp, and Cisco while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Java, Perl, and Linux. By striking the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

        We build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components. ValueClick delivers its hosted solutions from co-location facilities located in nine cities, geographically disbursed throughout the United States, Europe and China. ValueClick applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

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

Customers

        We sell our products and services to a variety of advertisers, advertising agencies and traffic distribution partners. Our Media and Affiliate Marketing segment revenue is generated from thousands of customers and there are no significant customer concentrations in these segments. Our Comparison Shopping & Search and Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these significant customers could have a significant negative impact on the revenue of these segments.

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

        Additional competitive factors include, but are not limited to, our: reputation, knowledge of the advertising market, financial controls, geographical coverage, relationships with customers, technological capability, and quality and breadth of products and services. For additional information regarding our competitors, see "If we fail to compete effectively against other Internet advertising companies, we could lose customers or advertising inventory and our revenue and results of operations could decline" in the Item 1A Risk Factors discussion in this annual report on Form 10-K.

Seasonality and Cyclicality

        We believe that our business is subject to seasonal fluctuations with the calendar fourth quarter generally being our strongest. Expenditures by advertisers and advertising agencies vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns.

INTELLECTUAL PROPERTY RIGHTS

        We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have registered the trademark "ValueClick" in the United States and the European Union. We currently have nine pending U.S. patent applications. In addition, we have been granted ten U.S. patents. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may have or may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

CORPORATE HISTORY AND RECENT ACQUISITIONS

        We commenced operations as ValueClick, LLC, a California limited liability company, on May 1, 1998. Prior to the formation of ValueClick, LLC, the ValueClick Internet advertising business began in July 1997 as a line of business within Web-Ignite Corporation, a company wholly owned by the founding member of ValueClick, LLC. The reorganization and formation of ValueClick, LLC was effected by the transfer of the Internet advertising business of Web-Ignite to ValueClick, LLC. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation. On March 30, 2000, we completed our initial public offering of common stock. Our common stock is publicly traded and is reported on the NASDAQ Global Select Market under the symbol "VCLK." We have acquired 14 companies since our inception, the most recent of which was MeziMedia in July 2007.

        MeziMedia is a leading operator of U.S. comparison shopping websites. Under the terms of the agreement, we acquired all outstanding equity interests in MeziMedia for initial cash consideration of $96.3 million, net of cash acquired of $18.9 million, plus approximately $700,000 in transaction costs, resulting in a total initial cash consideration of $97.0 million. In addition to the initial cash consideration, the shareholders of MeziMedia earned $106.1 million and $62.6 million in cash consideration for achieving certain revenue and earnings performance targets for the years ended December 31, 2007 and 2008, respectively. The shareholders of MeziMedia may also be entitled to additional contingent cash consideration based on the achievement by MeziMedia of certain revenue and earnings performance targets for the year ending December 31, 2009. Total cash consideration will range between approximately $265.7 million and $348.8 million, depending on whether the performance targets are met for the year ending December 31, 2009. MeziMedia provides the Company with additional opportunities to monetize online traffic and expand its overall comparison shopping presence in the United States, China and Japan. The results of MeziMedia's operations are included in the Company's consolidated financial statements beginning on the date of acquisition.

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

        We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard effort in our industry, providing simple and automated privacy controls for Web users. Please refer to the section entitled "Government Enforcement Actions, Changes in Government Regulation and Industry Standards, Including, But Not Limited To, Promotion-

Based Lead Generation Marketing, Spyware, Privacy and Email Matters, Could Decrease Demand For Our Products and Services and Increase Our Costs of Doing Business" in Item 1A "Risk Factors" of this annual report on Form 10-K for further details about our compliance with privacy regulations.

EMPLOYEES

        As of December 31, 2008, we had 739 employees in the U.S. and 450 employees in our international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

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

        In 2008, we began experiencing weakness across most of our business segments in connection with deteriorating macroeconomic conditions in the United States and Europe and many industry forecasts are predicting negative growth in certain channels of online advertising in 2009. We are not able to predict whether general macroeconomic conditions, or conditions in the online advertising industry specifically, will worsen or improve, or the timing of such developments. If macroeconomic conditions worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically. Further, when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue and profitability that we achieved prior to the macroeconomic downturn.

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

  •
  adapt to changes in legislation, taxation or regulation regarding Internet usage, advertising and e-commerce;

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

        Our Media segment accounted for 48% of our revenue for the year ended December 31, 2008 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install "filter" software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of "click-fraud", particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

        We expect that our advertiser customers' requirements will become more sophisticated as the Web continues to mature as an advertising medium. If we fail to manage our existing advertising space effectively to meet our advertiser customers' changing requirements, our revenue could decline. Our growth depends, in part, on our ability to expand our advertising inventory. To attract new customers, we must maintain a consistent supply of attractive advertising space. Our success relies in part on expanding our advertising inventory by selectively adding new Web publishers and email list owners to our networks that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers and email list owners to our networks and to retain Web publishers and email list owners currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to: our ability to introduce new and innovative products and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and email list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and email list owners continues to increase. We cannot assure you that the size of our advertising inventory will increase or remain constant in the future.

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

        The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, such as Platform-A (owned by AOL), Google Affiliate Network, Trade Doubler, and Linkshare (owned by Rakuten), and we compete with other large Internet display advertising networks. In addition, we compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com (owned by eBay), Kelkoo, NexTag, Shopzilla (owned by EW Scripps), and Pricegrabber (owned by Experian), and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, Google, AOL and MSN, have direct sales personnel and substantial proprietary online advertising inventory that provide significant competitive advantages compared to our networks, and they have a significant impact on pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have. Further, Google, Yahoo! and Microsoft have made acquisitions to put them in direct competition with a number of our offerings.

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

        Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the "Spy Act of 2007") and the New York Attorney General's office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. The Federal Trade Commission ("FTC") conducted an investigation into certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, the Company agreed to a stipulated injunction with the FTC resolving this matter. The injunction makes clear that it constitutes no finding of any impermissible conduct by the company in the past under preexisting FTC regulations then in effect. But the injunction also imposes new FTC guidelines for promotional lead generation activities, consistent with the approach that the agency has recently begun to apply to the company's competitors. Compliance with these new FTC guidelines may adversely affect our ability to operate in the lead generation sector. In addition, the FTC has recently issued its report on Self-Regulatory Principles for Online Behavioral Advertising which promotes principles designed to encourage meaningful self-regulation with regard to online behavioral advertising within the industry. As evidenced by such report, the FTC maintains its support of self-regulation within the industry, however its message strongly encourages that industry participants come up with more meaningful and rigorous self-regulation or invite legislation by states, Congress or a more regulatory approach by the FTC. Such legislation or increased regulatory approach by the FTC may adversely affect our ability to grow the Company's media division and effectively grow its behavioral targeting platform. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

        Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Pennsylvania, England, Sweden, and China, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of industry standards, laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

        Third parties may bring class action lawsuits against us relating to online privacy and data collection. We disclose our information collection and dissemination policies, and we may be subject to claims if we act or are perceived to act inconsistently with these published policies. Any claims or inquiries could be costly and divert management's attention, and the outcome of such claims could harm our reputation and our business.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

        As disclosed in this Annual Report on Form 10-K, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $322 million. As of December 31, 2008, we have $172.6 million and $80.0 million of goodwill and amortizable intangible assets, respectively, remaining.

        We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Our impairment analysis as of December 31, 2008 was finalized shortly before filing this Annual Report on Form 10-K. Under SFAS 142, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; the Company's stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2009. If macroeconomic conditions deteriorate further in 2009 or our stock price experiences further declines, we may be required to record additional impairment charges in the future.

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

        As more fully described in note 9 "Income Taxes" to our consolidated financial statements contained in this annual report on Form 10-K, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND OUR BUSINESS MAY BE HARMED AND OUR STOCK PRICE MAY BE ADVERSELY IMPACTED.

        Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. We determined that our internal control over financial reporting was effective as of December 31, 2008. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS.

        We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of December 31, 2008, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2008, the Company leased facilities at the following locations (including square-feet and primary function/segment(s) using the facility):

  •
  Westlake Village, California (40,300 square-feet; Corporate headquarters and Media)

  •
  Santa Barbara, California (50,800 square-feet; Affiliate Marketing)

  •
  Harrisburg, Pennsylvania (27,500 square-feet; Media)

  •
  London, England (9,100 square-feet; European headquarters)

  •
  Westborough, Massachusetts (16,000 square-feet; Affiliate Marketing)

  •
  New York, New York (13,900 square-feet; Media, Affiliate Marketing and Technology)

  •
  Los Angeles, California (8,800 square-feet; Media)

  •
  San Francisco, California (15,900 square-feet; Media, Affiliate Marketing and Technology)

  •
  Shanghai, China (23,300 square-feet; Comparison Shopping & Search)

        We own land and a building, approximating 61,900 square-feet and 23,800 square-feet, respectively, in Simi Valley, California. We also lease small office space and facilities in: Monrovia, California; Chicago, Illinois; Paris, France; Munich, Germany; Dublin, Ireland; Madrid, Spain; Stockholm, Sweden; Hong Kong, China and, Tokyo, Japan. In addition, we use third-party co-location facilities that house our Web servers in: Sunnyvale, California; San Jose, California; Los Angeles, California; El Segundo, California; Irvine, California; Santa Clara, California; Mechanicsburg, Pennsylvania; Stockholm, Sweden; and Shanghai, China. For additional information regarding our obligations under leases, see note 16 "Commitments and Contingencies" to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers' International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the "LIUNA Funds") as lead plaintiffs. In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company's and the Company's officers' alleged materially false and misleading statements concerning the Company's compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants' motion to dismiss. After having their first complaint dismissed by the Court, the LIUNA Funds filed their First Amended Consolidated Complaint on November 24, 2008. The Company has filed a motion to dismiss this complaint and that motion is set to be heard by the Court on April 20, 2009. The Company anticipates defending this action vigorously.

        On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, the "Defendants"), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff's claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company intends to defend itself vigorously against these and related allegations.

        The ultimate resolution of these two matters, which is expected to occur within one year, could result in a loss that is greater than the amount accrued at December 31, 2008. The Company has insurance coverage, which has been acknowledged by the carrier, that it believes is sufficient to cover the unaccrued exposure related to the above two matters. Accordingly, the Company does not currently believe the outcome of these matters will have a material impact on its future consolidated results of operations, financial position or cash flows.

        On April 8, 2008, Hypertouch, Inc. filed an action in the Superior Court of California, County of Los Angeles, against the Company. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff's alleged receipt of a large number of email messages allegedly transmitted by the Company "and/or its agents" and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 28, 2008. The Company is defending this case vigorously and is currently engaged in active discovery. On February 18, 2009, the Company filed a motion for summary judgment seeking dismissal of each of the plaintiff's claims on several independent grounds. The Company does not currently believe the outcome of this matter will have a material impact on its future consolidated results of operations, financial position or cash flows.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has traded on the NASDAQ Global Select Market (including its predecessor markets) under the symbol "VCLK" since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. On February 20, 2009, the last sale price of our common stock reported by the NASDAQ Global Select Market was $6.18 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2008
Fourth Quarter	$10.18	$4.66
Third Quarter	$15.47	$9.44
Second Quarter	$21.00	$14.90
First Quarter	$23.75	$16.11

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter	$29.97	$20.22
Third Quarter	$31.49	$18.06
Second Quarter	$36.70	$26.06
First Quarter	$29.33	$22.61

Stockholders

        As of December 31, 2008, there were 582 stockholders of record who held shares of our common stock.

Dividend Policy

        We have not declared or paid any cash dividends on our capital stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

Stockholder Return Performance Graph

        Set forth below is a graph comparing the cumulative total stockholder return of $100 invested in our common stock on December 31, 2003 through December 31, 2008 relative to the cumulative total return of $100 invested in the NASDAQ Composite Index and the RDG Internet Composite Index calculated similarly for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ValueClick, Inc., The NASDAQ Composite Index
And The RDG Internet Composite Index

*
$100 invested on 12/31/03 in stock and index—including reinvestment of dividends. Fiscal year ending December 31.

Issuer Purchases of Equity Securities

        The table below summarizes the Company's repurchases of common stock during the three months ended December 31, 2008 (dollar amounts, except per share data, are in millions).

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 through October 31, 2008	—	$—	—	$106.1
November 1, 2008 through November 30, 2008	—	—	—	$106.1
December 1, 2008 through December 31, 2008	189,840	5.66	189,840	$105.0

Total	189,840	$5.66	189,840	$105.0

(1)
In September 2001, the Company's board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, the Company's board of directors had authorized a total of $279.1 million for repurchases under the Program and the Company had repurchased a total of 34.9 million shares of its common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. During the year ended December 31, 2008, the Company's board of directors increased the authorization of the Program by an additional $200 million. During the year ended December 31, 2008, the Company repurchased 12.2 million shares of its common stock for $151.3 million, including broker commissions. As of December 31, 2008, the Company had $105.0 million available under the Program. The amounts authorized by the Company's board of directors exclude broker commissions. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company's board of directors determines additional repurchases are not warranted.

(2)
Includes commissions paid.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 and with respect to our consolidated balance sheets as of December 31, 2008 and 2007 have been derived from the audited consolidated financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with both Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K, and the consolidated financial statements and the notes to those consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

 CONSOLIDATED STATEMENT OF OPERATIONS DATA

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenue	$625,806	$616,508	$509,108	$269,686	$149,820
Cost of revenue	204,052	188,686	144,963	73,924	43,139

Gross profit	421,754	427,822	364,145	195,762	106,681
Operating expenses:
Sales and marketing(2)	181,128	183,313	156,425	66,571	33,377
General and administrative(2)	98,098	75,555	55,411	37,630	25,072
Technology(2)	39,278	34,439	31,354	20,422	14,105
Amortization of intangible assets	28,882	24,745	19,490	10,831	4,111
Impairment of goodwill and intangible assets	322,000	—	—	—	—
Restructuring benefit, net	—	—	—	(73)	(1,003)

Total operating expenses	669,386	318,052	262,680	135,381	75,662

Income (loss) from operations	(247,632)	109,770	101,465	60,381	31,019
Interest income and other, net	2,173	12,026	7,982	5,076	3,728
Gain on sale of equity interest in Japan subsidiary	—	—	—	—	8,007

Income (loss) before income taxes and minority interest	(245,459)	121,796	109,447	65,457	42,754
Income tax expense (benefit)	(26,971)	51,448	47,276	27,330	14,318

Income (loss) before minority interest	(218,488)	70,348	62,171	38,127	28,436
Minority share of loss in consolidated subsidiary	—	—	—	—	130

Income (loss) from continuing operations	(218,488)	70,348	62,171	38,127	28,566
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(608)	264	403	2,517	2,656
Gain on disposition, net of tax	4,984	—	—	—	—

Net income from discontinued operations	4,376	264	403	2,517	2,656

Net income (loss)	$(214,112)	$70,612	$62,574	$40,644	$31,222

Basic net income (loss) per common share
Continuing operations	$(2.37)	$0.71	$0.62	$0.43	$0.36
Discontinued operations	0.05	—	0.01	0.03	0.03

	$(2.32)	$0.71	$0.63	$0.46	$0.39

Diluted net income (loss) per common share
Continuing operations	$(2.37)	$0.70	$0.61	$0.42	$0.34
Discontinued operations	0.05	—	0.01	0.03	0.03

	$(2.32)	$0.70	$0.62	$0.45	$0.37

Weighted-average shares used to calculate basic net income (loss) per common share	92,325	99,224	99,600	87,722	80,063

Weighted-average shares used to calculate diluted net income (loss) per common share	92,325	100,518	101,721	90,857	84,038

(1)
The amounts included in the Consolidated Statement of Operations Data for the years presented reflect acquisitions and dispositions as follows:

Acquisitions	Date
MeziMedia	July 2007
Shopping.net	December 2006
Fastclick, Inc.	September 2005
Web Marketing Holdings, Inc. ("Webclients")	June 2005
E-Babylon, Inc.	June 2005
Pricerunner AB	August 2004

Dispositions	Date
Mediaplex Systems	October 2008
E-Babylon, Inc	October 2008
ValueClick Japan	March 2004
(2)
Includes stock-based compensation for the following periods (in thousands):

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Sales and marketing	$16,196	$4,964	$4,394	$817	$369
General and administrative	31,154	10,930	5,247	382	245
Technology	5,133	2,397	2,226	823	125

	$52,483	$18,291	$11,867	$2,022	$739

Consolidated Balance Sheet Data:

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Cash, cash equivalents and marketable securities	$150,412	$287,517	$281,594	$240,783	$242,583
Working capital	$77,183	$179,649	$315,576	$259,797	$241,424
Total assets	$603,279	$1,011,022	$793,266	$720,861	$384,714
Total non-current liabilities	$73,195	$81,890	$62,143	$35,372	$14,964
Total stockholders' equity	$353,479	$709,933	$643,709	$618,543	$328,761

Quarterly Results

        The following table sets forth certain selected financial information for our eight most recent fiscal quarters. In the opinion of our management, this unaudited financial information has been prepared on the same basis as the audited financial statements, and includes all adjustments, consisting only of normal recurring adjustments, necessary to fairly state this information when read in conjunction with our consolidated financial statements and the related notes contained elsewhere herein. These operating results are not necessarily indicative of results of any future period.

	For the Three-Month Period Ended
	Dec. 31, 2008	Sept. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
	(in thousands, except per share data)
Revenue	$150,091	$148,065	$158,524	$169,126	$175,721	$150,752	$141,573	$148,462
Cost of revenue	52,377	51,381	49,042	51,252	53,759	47,129	45,356	42,442

Gross profit	97,714	96,684	109,482	117,874	121,962	103,623	96,217	106,020
Operating expenses:
Sales and marketing(1)	37,051	49,434	44,673	49,970	51,805	44,724	40,296	46,488
General and administrative(1)	19,057	38,637	19,524	20,880	24,402	17,638	16,607	16,908
Technology(1)	8,421	11,777	9,638	9,442	9,142	8,387	8,363	8,547
Amortization of intangible assets	6,498	7,047	7,680	7,657	7,879	6,623	5,050	5,193
Impairment of goodwill and intangible assets	322,000	—	—	—	—	—	—	—

Total operating expenses	393,027	106,895	81,515	87,949	93,228	77,372	70,316	77,136

Income (loss) from operations	(295,313)	(10,211)	27,967	29,925	28,734	26,251	25,901	28,884
Interest income and other, net	(1,913)	(371)	1,410	3,047	2,789	2,938	3,371	2,928

Income (loss) before income taxes	(297,226)	(10,582)	29,377	32,972	31,523	29,189	29,272	31,812
Income tax expense (benefit)	(40,557)	(13,002)	12,829	13,759	13,964	12,406	11,715	13,363

Income (loss) from continuing operations	(256,669)	2,420	16,548	19,213	17,559	16,783	17,557	18,449

Discontinued operations:
Income (loss) from discontinued operations, net of tax(1)	(82)	(421)	(59)	(46)	(40)	48	71	185
Gain on disposition, net of tax	4,984	—	—	—	—	—	—	—

Income (loss) from discontinued operations, net of tax	4,902	(421)	(59)	(46)	(40)	48	71	185

Net income (loss)	$(251,767)	$1,999	$16,489	$19,167	$17,519	$16,831	$17,628	$18,634

Basic net income (loss) per common share
Continuing operations	$(2.96)	$0.03	$0.17	$0.20	$0.18	$0.17	$0.18	$0.19
Discontinued operations	0.06	(0.01)	—	—	—	—	—	—

	$(2.90)	$0.02	$0.17	$0.20	$0.18	$0.17	$0.18	$0.19

Diluted net income (loss) per common share
Continuing operations	$(2.96)	$0.03	$0.17	$0.19	$0.18	$0.17	$0.17	$0.18
Discontinued operations	0.06	(0.01)	—	—	—	—	—	—

	$(2.90)	$0.02	$0.17	$0.19	$0.18	$0.17	$0.17	$0.18

(1)
Includes stock-based compensation for the following periods (in thousands):

	For the Three-Month Period Ended
	Dec. 31, 2008	Sept. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
Sales and marketing	$612	$12,322	$1,648	$1,614	$1,516	$1,160	$1,278	$1,010
General and administrative	1,561	23,191	2,947	3,455	3,080	2,789	2,979	2,082
Technology	424	3,421	651	637	663	589	629	516

	$2,597	$38,934	$5,246	$5,706	$5,259	$4,538	$4,886	$3,608

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

Overview

        We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. We also offer technology infrastructure tools and services that enable marketers to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. The broad range of products and services that we provide enables our customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. In October 2008, we completed the dispositions of our Mediaplex Systems subsidiary and our e-commerce operations. The results of operations of these disposed business have been classified as discontinued operations in our consolidated financial statements. All current year and prior year financial information discussed herein pertains to the remaining continuing operations.

        On July 30, 2007, we completed the acquisition of MeziMedia and on December 1, 2006, we completed the acquisition of Shopping.net. We have included the results of operations of MeziMedia and Shopping.net in our consolidated results of operations beginning on the date of acquisition. Note 4 "Recent Business Combinations" to our consolidated financial statements included in this annual report on Form 10-K provides unaudited pro forma revenue, net income and basic and diluted net income per common share for the year ended December 31, 2007 as if the acquisition of MeziMedia occurred as of January 1, 2007.

        We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping & Search, and Technology. In the second quarter of 2008, we changed our internal reporting structure, which resulted in changes in our reportable segments to include our Search 123 product (which was previously included in the Affiliate Marketing segment) with the Comparison Shopping segment (renamed "Comparison Shopping & Search") in order to present search traffic-based businesses in one segment. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), all prior period segment information has been revised to conform to the new segment presentation. Each of these four business segments is described in Item 1 "Business" of this annual report on Form 10-K.

        Our operations and financial performance depend on general economic conditions. The U.S. economy has experienced, and could continue to experience, an economic downturn due to various factors including: the crisis in credit markets, slower economic activity, decreased consumer confidence, high consumer debt levels and unemployment rates, and other adverse business conditions. Such fluctuations in the U.S. economy could cause, among others, deterioration and continued decline in business and consumer spending, reductions in our customer's advertising budgets, and a decrease in demand for the types of online marketing services we provide or the products our customers offer. These factors have negatively impacted our revenue levels and could continue to negatively impact our business in the future.

        The following table provides revenue, gross profit, operating expenses, and income from operations information for each of our four business segments. Segment income from operations, as shown below, excludes the effects of: stock-based compensation; amortization of intangible assets; impairment of goodwill and intangible assets, and corporate expenses, as these items are excluded from the segment performance measures utilized by the Company's chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company's executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Media Segment
Revenue	$301,256	$366,312	$353,281
Cost of revenue	136,220	140,625	120,280

Gross profit	165,036	225,687	233,001
Operating expenses	91,854	138,838	140,845

Segment income from operations	$73,182	$86,849	$92,156

Affiliate Marketing Segment
Revenue	$121,972	$115,977	$98,569
Cost of revenue	19,374	12,978	10,646

Gross profit	102,598	102,999	87,923
Operating expenses	43,143	39,798	32,243

Segment income from operations	$59,455	$63,201	$55,680

Comparison Shopping & Search Segment
Revenue	$177,145	$112,706	$39,765
Cost of revenue	46,950	33,695	11,256

Gross profit	130,195	79,011	28,509
Operating expenses	89,263	56,504	23,207

Segment income from operations	$40,932	$22,507	$5,302

Technology Segment
Revenue	$28,670	$23,741	$18,778
Cost of revenue	4,147	3,880	3,555

Gross profit	24,523	19,861	15,223
Operating expenses	10,923	9,324	8,607

Segment income from operations	$13,600	$10,537	$6,616

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$187,169	$183,094	$159,754
Corporate expenses	(31,436)	(30,288)	(26,932)
Stock-based compensation	(52,483)	(18,291)	(11,867)
Amortization of intangible assets	(28,882)	(24,745)	(19,490)
Impairment of goodwill and intangible assets	(322,000)	—	—

Consolidated income (loss) from operations	$(247,632)	$109,770	$101,465

Reconciliation of segment revenue to consolidated revenue:
Media	$301,256	$366,312	$353,281
Affiliate Marketing	121,972	115,977	98,569
Comparison Shopping & Search	177,145	112,706	39,765
Technology	28,670	23,741	18,778
Inter-segment eliminations	(3,237)	(2,228)	(1,285)

Consolidated revenue	$625,806	$616,508	$509,108

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2008 and 2007

        Revenue.    Consolidated revenue for the year ended December 31, 2008 was $625.8 million, representing a 1.5% increase over the prior year total of $616.5 million.

        Media segment revenue decreased to $301.3 million for the year ended December 31, 2008 compared to $366.3 million for 2007 due to a decrease in our lead generation marketing revenue, offset by a small increase in our display advertising revenue. We believe the decrease in our lead generation marketing revenue was primarily due to the FTC inquiry into this business that is described further in note 16 "Commitments and Contingencies" to our consolidated financial statements, as well as general macroeconomic weakness during 2008.

        Affiliate Marketing segment revenue increased to $122.0 million for the year ended December 31, 2008 compared to $116.0 million in 2007. This increase of $6.0 million, or 5.2%, was due to an increase, both in the U.S. and Europe, in the number of customers and an increase in transaction volumes associated with both our new and existing customers, offset by the loss of a major customer in the first half of 2008.

        Comparison Shopping & Search segment revenue increased to $177.1 million for the year ended December 31, 2008 compared to $112.7 million in 2007. The increase of $64.4 million, or 57.2%, was primarily attributable to the acquisition of MeziMedia in July 2007 as well as growth in our existing European comparison shopping operations. With the acquisition of MeziMedia, Comparison Shopping & Search segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

        Technology segment revenue was $28.7 million for the year ended December 31, 2008 compared to $23.7 million in 2007, an increase of $4.9 million, or 20.8%. The increase in revenue was primarily related to higher volumes of ad serving, both domestically and in Europe, during the year ended December 31, 2008 compared to the same period of the prior year. Technology segment revenue is highly concentrated with a few significant customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

        Cost of Revenue and Gross Profit.    Cost of revenue for the Media and Comparison Shopping & Search segments consists primarily of amounts that we pay to website publishers that are directly related to a revenue-generating event. We pay these publishers on a CPC, CPA, CPL, or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Consolidated cost of revenue was $204.1 million for the year ended December 31, 2008 compared to $188.7 million in 2007, an increase of $15.4 million, or 8.1%. The consolidated gross margin decreased from 69.4% for the year ended December 31, 2007 to 67.4% for the year ended December 31, 2008. This decrease in consolidated gross margin is primarily a result of the lower gross margins experienced by our Media and Affiliate Marketing segments in 2008 as described below.

        Cost of revenue for the Media segment decreased $4.4 million, or 3.1%, to $136.2 million for the year ended December 31, 2008 compared to $140.6 million in 2007. Our Media segment gross margin decreased to 54.8% for the year ended December 31, 2008 compared to 61.6% for the same period in 2007. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

        Cost of revenue for the Affiliate Marketing segment was $19.4 million for the year ended December 31, 2008 compared to $13.0 million in 2007. Our Affiliate Marketing segment gross margin decreased to 84.1% for the year ended December 31, 2008 from 88.8% for the same period in 2007 due to the mix of lower margin services revenue in the current year as compared to the prior year.

        Cost of revenue for the Comparison Shopping & Search segment was $47.0 million for the year ended December 31, 2008 compared to $33.7 million in 2007. The increase in cost of revenue was primarily due to the acquisition of MeziMedia, acquired in July 2007. Our Comparison Shopping segment gross margin increased to 73.5% for 2008 from 70.1% in 2007 due primarily to the full year impact in 2008 of the acquisition of MeziMedia.

        Technology segment cost of revenue was $4.1 million for the year ended December 31, 2008 compared to $3.9 million in 2007. Our Technology segment gross margin increased to 85.5% in 2008 from 83.7% in 2007 due to the operating leverage associated with higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

  Operating Expenses:

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised of: amounts that we pay to website publishers that are not directly associated with a revenue-generating event; and amounts that we pay to search engines for driving consumer traffic to our owned and operated websites. Sales and marketing expenses for the year ended December 31, 2008 were $181.1 million compared to $183.3 million in 2007, a decrease of $2.2 million, or 1.2%. Sales and marketing expenses decreased primarily due to lower online advertising costs in our lead generation marketing business, offset by higher stock-based compensation and the inclusion of a full year of online advertising costs for MeziMedia, acquired in July 2007. Please refer to the Stock-Based Compensation section below for a discussion of the higher stock-based compensation expense in 2008. Our sales and marketing expenses as a percentage of revenue decreased to 28.9% for the year ended December 31, 2008 compared to 29.7% in 2007 due to the lower lead generation marketing activities.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses increased to $98.1 million for the year ended December 31, 2008 compared to $75.6 million in 2007, an increase of $22.5 million, or 29.8%. General and administrative expenses increased primarily due to an increase of $20.2 million in stock-based compensation. Please refer to the Stock-Based Compensation section below for a discussion of the higher stock-based compensation expense in 2008. As a result, our general and administrative expenses as a percentage of revenue increased to 15.7% for the year ended December 31, 2008 compared to 12.3% in 2007.

        Technology.    Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the year ended December 31, 2008 were $39.3 million compared to $34.4 million in 2007, an increase of $4.8 million, or 14.1%. The increase in technology expenses was due primarily to an increase of $2.7 million in stock-based compensation and the inclusion of a full year of MeziMedia's technology expenses. Please refer to the Stock-Based Compensation section below for a discussion of the higher stock-based compensation expense in 2008. Our technology expenses as a percentage of revenue increased to 6.3% for the year ended December 31, 2008 compared to 5.6% in 2007 primarily due to the higher stock-based compensation.

        Segment Income from Operations.    Media segment income from operations for the year ended December 31, 2008 decreased 15.7%, or $13.7 million, to $73.2 million, from $86.8 million in the prior year, and represented 24.3% and 23.7% of Media segment revenue in these respective periods. Media segment operating margin increased due to cost reduction efforts initiated in response to the lower lead generation marketing revenue described above.

        Affiliate Marketing segment income from operations for the year ended December 31, 2008 decreased 5.9%, or $3.7 million, to $59.5 million, from $63.2 million in the prior year, and represented 48.7% and 54.5% of Affiliate Marketing segment revenue in these respective periods. The lower operating margin was due primarily to the lower gross margin as described above and higher operating costs associated with our international expansion.

        Comparison Shopping & Search segment income from operations for the year ended December 31, 2008 increased to $40.9 million, from $22.5 million in the prior year, and represented 23.1% and 20.0% of Comparison Shopping segment revenue in these respective periods. The increase in Comparison Shopping & Search segment income from operations and operating margin was largely attributable to the full year impact of MeziMedia, which was acquired in July 2007.

        Technology segment income from operations for the year ended December 31, 2008 increased to $13.6 million, from $10.5 million in the prior year, and represented 47.4% and 44.4% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin was attributable to the operating leverage associated with the higher revenue as described above.

        Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2008 amounted to $52.5 million compared to $18.3 million in 2007. The increase of $34.2 million was primarily due to the impact of a one-time stock-based compensation charge of $33.8 million, which represents the acceleration of expense associated with unvested stock options repurchased by the Company through a tender offer process completed during 2008.

        We currently anticipate total stock-based compensation of approximately $10 million for the year ending December 31, 2009. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock options and restricted stock, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

        Amortization of Intangible Assets.    Amortization of intangible assets for the year ended December 31, 2008 was $28.9 million compared to $24.7 million in 2007. This expense represents the amortization of intangible assets acquired through business combinations. The increase compared to the prior year was due to the intangible assets purchased in the MeziMedia acquisition in July 2007. We currently anticipate total amortization of intangible assets of approximately $25 million for the year ending December 31, 2009.

        Impairment of Goodwill and Intangible Assets.    During 2008 we recorded an impairment charge on our goodwill and intangible assets of $322.0 million related to our Media and Comparison Shopping & Search reporting units. We believe this impairment charge is primarily a result of the significant decline in our stock price during 2008 and the weak macroeconomic environment. Refer to Critical Accounting Policies below for further details about this impairment charge.

        Interest Income and Other, net.    Interest income and other, net, consists principally of interest earned on our cash and cash equivalents and marketable securities and foreign currency exchange gains or losses. Interest income and other, net was $2.2 million for 2008 compared to $12.0 million for the same period in 2007. The decrease of $9.9 million was primarily attributable to a reduction in interest income due to lower average cash and cash equivalents and marketable securities balances in 2008, as well as the achievement of lower investment yields as compared to the prior year. In addition, the significant strengthening of the U.S. dollar in the second half of 2008 resulted in a foreign currency exchange loss in the amount of $3.6 million due primarily to the requirement to mark-to-market certain intercompany loan balances with certain of our European subsidiaries.

        Income Tax Expense.    For the year ended December 31, 2008, we recorded an income tax benefit of $27.0 million compared to income tax expense of $51.4 million in 2007. The decrease in the effective income tax rate for the year ended December 31, 2008 to (11.0)% from 42.2% for the year ended December 31, 2007 was primarily a result of a $245.5 million loss from continuing operations before income taxes associated with the goodwill impairment and the recognition of $10.0 million in tax benefits related to the reversal of contingency reserves due to the expiration of certain statutes of limitations. We currently expect our effective tax rate to be approximately 42% in the year ending December 31, 2009.

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2007 and 2006

        Revenue.    Consolidated revenue for the year ended December 31, 2007 was $616.5 million, representing a 21.1% increase over 2006 revenue of $509.1 million.

        Media segment revenue increased 3.7% to $366.3 million for the year ended December 31, 2007 compared to $353.3 million for 2006. In 2007, strong growth in our display advertising revenue was largely offset by a decrease in our lead generation marketing revenue. We believe the decrease in our lead generation marketing revenue was primarily due to the FTC inquiry into this business that is described further in note 16 "Commitments and Contingencies" to our consolidated financial statements.

        Affiliate Marketing segment revenue increased to $116.0 million for the year ended December 31, 2007 compared to $98.6 million in 2006. This increase of $17.4 million, or 17.7%, was due to an increase, both in the U.S. and Europe, in the number of customers and an increase in transaction volumes associated with both our new and existing customers.

        Comparison Shopping & Search segment revenue increased to $112.7 million for the year ended December 31, 2007 compared to $39.8 million in 2006. The increase of $72.9 million was primarily attributable to the acquisition of MeziMedia in July 2007 as well as growth in our historical European comparison shopping operations.

        Technology segment revenue was $23.7 million for the year ended December 31, 2007 compared to $18.8 million in 2006, an increase of $5.0 million, or 26.4%. The increase in revenue was primarily related to higher volumes of ad serving, both domestically and in Europe, during the year ended December 31, 2007 compared to the same period of the prior year.

        Cost of Revenue and Gross Profit.    Consolidated cost of revenue was $188.7 million for the year ended December 31, 2007 compared to $145.0 million in 2006, an increase of $43.7 million, or 30%. The consolidated gross margin decreased from 71.5% for the year ended December 31, 2006 to 69.4% for the year ended December 31, 2007. This decrease in consolidated gross margin is primarily a result of the lower gross margins experienced by our Media segment in 2007 as described more fully below.

        Cost of revenue for the Media segment increased $20.3 million, or 16.9%, to $140.6 million for the year ended December 31, 2007 compared to $120.3 million in 2006. Our Media segment gross margin decreased to 61.6% for the year ended December 31, 2007 compared to 66.0% for the same period in 2006. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

        Cost of revenue for the Affiliate Marketing segment was $13.0 million for the year ended December 31, 2007 compared to $10.6 million in 2006. Our Affiliate Marketing segment gross margin remained relatively consistent at 88.8% in 2007 compared to 89.2% in 2006.

        Cost of revenue for the Comparison Shopping & Search segment was $33.7 million for the year ended December 31, 2007 compared to $11.3 million in 2006. The increase in cost of revenue was primarily due to the acquisition of MeziMedia in July 2007. Our Comparison Shopping & Search segment gross margin decreased to 70.1% for 2007 from 71.7% in 2006 due primarily to increased publisher costs associated with third-party revenue-share arrangements and the impact of the acquisition of MeziMedia.

        Technology segment cost of revenue was $3.9 million for the year ended December 31, 2007 compared to $3.6 million in 2006. Our Technology segment gross margin increased to 83.7% in 2007 from 81.1% in 2006 due to the operating leverage associated with higher revenue.

  Operating Expenses:

        Sales and Marketing.    Sales and marketing expenses for the year ended December 31, 2007 were $183.3 million compared to $156.4 million in 2006, an increase of $26.9 million, or 17.2%. Sales and marketing expenses increased primarily due to the inclusion of online advertising costs of MeziMedia, acquired in July 2007, and increases in our worldwide sales and marketing staff, offset partially by a decrease in online advertising costs in our lead generation marketing business. Our sales and marketing expenses as a percentage of revenue decreased to 29.7% for the year ended December 31, 2007 compared to 30.7% in 2006 due to the lower online advertising costs in our lead generation marketing business.

        General and Administrative.    General and administrative expenses increased to $75.6 million for the year ended December 31, 2007 compared to $55.4 million in 2006, an increase of $20.1 million, or 36.4%. General and administrative expenses increased primarily due to an increase of $5.7 million in stock- based compensation, a $2.9 million settlement with the FTC, the inclusion of MeziMedia's general and administrative expenses, higher bad debt expense, and increased compensation costs to support the growth in our business. As a result of these items, our general and administrative expenses as a percentage of revenue increased to 12.3% for the year ended December 31, 2007 compared to 10.9% in 2006.

        Technology.    Technology expenses for the year ended December 31, 2007 were $34.4 million compared to $31.4 million in 2006, an increase of $3.1 million, or 9.8%. The increase in technology expenses was due primarily to the inclusion of MeziMedia's technology expenses, increases in our worldwide technology staff and the overall growth in our business.

        Segment Income from Operations.    Media segment income from operations for the year ended December 31, 2007 decreased 5.8%, or $5.3 million, to $86.8 million, from $92.2 million in the prior year, and represented 23.7% and 26.1% of Media segment revenue in these respective periods. The decrease in Media segment operating margin was due to the lower gross margin as noted above.

        Affiliate Marketing segment income from operations for the year ended December 31, 2007 increased 13.5%, or $7.5 million, to $63.2 million, from $55.7 million in the prior year, and represented 54.5% and 56.5% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations was largely attributable to the higher revenue as described above. The lower operating margin was due primarily to higher operating costs to support the growth in this business.

        Comparison Shopping & Search segment income from operations for the year ended December 31, 2007 increased to $22.5 million, from $5.3 million in the prior year, and represented 20.0% and 13.3% of Comparison Shopping & Search segment revenue in these respective periods. The increase in Comparison Shopping & Search segment income from operations and operating margin was largely attributable to the acquisition of MeziMedia.

        Technology segment income from operations for the year ended December 31, 2007 increased to $10.5 million, from $6.6 million in the prior year, and represented 44.4% and 35.2% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin was attributable to the operating leverage associated with the higher revenue as described above.

        Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2007 was $18.3 million compared to $11.9 million in 2006. The increase was primarily due to the impact of new stock options granted during 2007.

        Amortization of Intangible Assets.    Amortization of intangible assets for the year ended December 31, 2007 was $24.7 million compared to $19.5 million in 2006. This expense represents the amortization of intangible assets acquired through business combinations. The increase compared to the prior year was due to the intangible assets purchased in the MeziMedia and Shopping.net acquisitions.

        Interest Income and Other, net.    Interest income and other, net, was $12.0 million for the year ended December 31, 2007 compared to $8.0 million for the year ended December 31, 2006. The increase was primarily attributable to the effects of higher average cash and cash equivalents and marketable securities balances in 2007 as compared to 2006.

        Income Tax Expense.    For the year ended December 31, 2007, we recorded an income tax expense of $51.4 million compared to $47.3 million in 2006. The decrease in the effective income tax rate for the year ended December 31, 2007 to 42.2% from 43.2% for the year ended December 31, 2006 was primarily due to an increase in tax-exempt interest income earned on our marketable securities during 2007 compared to 2006.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through working capital generated from operations, equity financing and corporate development activities. At December 31, 2008, our combined cash and cash equivalents and marketable securities balances totaled $150.4 million.

        Net cash provided by operating activities totaled $130.9 million for the year ended December 31, 2008 compared to $142.5 million in 2007 and $114.2 million in 2006. As our income from operations, excluding stock based compensation and impairment charges, was relatively consistent in 2008 compared to 2007, the decrease in net cash provided by operating activities of $11.6 million from 2007 to 2008 was primarily due to higher income tax payments in 2008 as compared to 2007. The increase in net cash provided by operating activities of $28.3 million from 2006 to 2007 was primarily due to an increase in our net income before non-cash depreciation, amortization and stock-based compensation of $20.6 million, and positive working capital changes.

        Net cash provided by investing activities for the year ended December 31, 2008 of $67.4 million was the result of net sales and maturities of marketable securities of $168.3 million and cash proceeds from the disposition of businesses of $11.7 million, offset by earnout payments related to the acquisition of MeziMedia of $105.4 million and the use of $7.2 million for equipment purchases. Net cash used in investing activities for the year ended December 31, 2007 of $110.5 million was the result of net cash used of $102.1 million, net, related to the acquisition of MeziMedia and $9.3 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $0.9 million. For the year ended December 31, 2006, net cash used in investing activities of $32.5 million was the result of net cash used of $11.1 million for the acquisition of Shopping.net, $10.2 million for property and equipment purchases, $10.2 million of net purchases of marketable securities, and $1.0 million of additional consideration paid related to our acquisition of HiSpeed Media in December 2003.

        Net cash used in financing activities for the year ended December 31, 2008 of $148.8 million was primarily attributable to the use of $151.3 million to repurchase our common stock under our stock repurchase program. Net cash used in financing activities for the year ended December 31, 2007 of $26.3 million was primarily attributable to $44.0 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $13.2 million received from the exercises of stock options and $4.5 million of excess tax benefits from stock option exercises. Net cash used in financing activities for the year ended December 31, 2006 of $54.6 million was primarily attributable to $103.4 million used to repurchase our common stock under our stock repurchase program as described below under Stock Repurchase Program, offset by proceeds of $30.4 million received from the exercises of stock options and $18.6 million of excess tax benefits from stock option exercises.

Marketable Securities

        Marketable securities as of December 31, 2008 consisted of highly rated corporate securities with maturities of less than two years and auction rate securities ("ARS") collateralized by student loan portfolios that are insured or government supported. As of December 31, 2008, our marketable securities portfolio, with a total estimated fair value of $27.9 million, included ARS with a par value of $33.9 million and an estimated fair value of $25.8 million. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically have allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities. As a result of these failed auctions, we have been unable to liquidate these securities and the interest rates on these ARS reset to contractually stipulated "fail rates" that are variable based on short-term municipal bond or other market indices. In the event we need to sell these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market.

        As a result of the remaining uncertainty in the market for ARS, we have classified these investments as "non-current" in the accompanying consolidated balance sheet as of December 31, 2008. Additionally, we have reduced the fair value for these investments from their par value of $33.9 million to an estimated fair value of $25.8 million. Because we have both the intent and ability to hold the ARS until recovery, we consider this reduction in value to be temporary, and have recorded it as an unrealized loss in accumulated other comprehensive income.

        As discussed in note 3 "Fair Value Measurements" to our condensed consolidated financial statements, we adopted the provisions of Statement 157 as of January 1, 2008. We have determined that we utilize unobservable (Level 3) inputs in establishing the estimated fair value of the ARS of $25.8 million at December 31, 2008. In periods prior to February 2008, due to successful auctions, quoted market prices were readily available for these ARS, which would qualify as Level 1 inputs under Statement 157. However, due to the events discussed above which resulted in the lack of an active market for ARS, and due to the lack of other observable market data with similar characteristics to our ARS holdings, we have estimated the fair values of these ARS utilizing a discounted cash flow analysis as of December 31, 2008. These analyses consider, among other factors, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of expected future cash flows, and expectations of when the ARS are expected to have successful auctions. Due to these events, we reclassified all of our ARS fair value measurements as Level 3 during the first quarter of 2008.

Line of Credit

        In November 2008, we entered into a $100 million line of credit with a bank group. The line of credit has a term of three years and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in note 15 "Line of Credit" to our consolidated financial statements. The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock, and for general corporate purposes. We did not borrow against the line of credit during 2008, and thus no amount was outstanding against the line of credit at December 31, 2008.

Stock Repurchase Program

        In September 2001, our board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, our board of directors had authorized a total of $279.1 million for repurchases under the Program and we had repurchased a total of 34.9 million shares of our common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007. During 2008, our board of directors increased the authorization of the Program by an additional $200 million. During 2008, we repurchased 12.2 million shares of our common stock for $151.3 million, including broker commissions. As of December 31, 2008, we had $105.0 million available under the Program. The amounts authorized by our board of directors exclude broker commissions.

        Repurchases have been funded from available working capital, and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management or our board of directors determines additional repurchases are not warranted.

Commitments and Contingencies

        Contractual obligations at December 31, 2008 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years	Other
Operating leases(1)	$16,189	$6,508	$7,553	$2,113	$15	$—
Purchase obligations(2)	3,670	3,625	37	8	—	—
Liability for unrecognized tax benefits(3)	62,476	—	—	—	—	62,476
Contingent consideration related to MeziMedia acquisition(4)	144,864	63,676	81,188	—	—	—

Total contractual obligations	$227,199	$73,809	$88,778	$2,121	$15	$62,476

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $800,000. The Company remains secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. The Company does not currently believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Please refer to note 9 to the condensed consolidated financial statements for a description of the liability for unrecognized tax benefits. As more fully described in note 9, because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, the Company is not able to estimate the timing of any payments that may result from this liability.

(4)
The merger agreement with MeziMedia requires the Company to pay additional contingent consideration if certain revenue and earnings targets are met by MeziMedia through December 31, 2009. The amount payable within a year of $63.7 million represents the total contingent consideration earned for the year ended December 31, 2008, which was paid in February 2009, and of which $62.6 million was added to goodwill as additional purchase consideration and $1.1 was recorded as compensation expense. The amounts provided in the above table that are due after one year represent the maximum that can be earned for the year ending December 31, 2009. Based upon recent performance of this business and the weak macroeconomic environment, we do not currently expect to be obligated to make this additional earnout payment in 2009. Any contingent consideration earned, after the deduction of potential employee bonus pools as per the terms of the merger agreement, will be capitalized as part of the purchase price of MeziMedia and will be recorded as an increase to goodwill.

        Other commercial commitments as of December 31, 2008 are as follows (in thousands):

	Other Commercial Commitments
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$543	—	$543	—	—

        The standby letters of credit are maintained pursuant to certain of the Company's lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Certificates of deposit of $500,000 maintained by the Company at financial institutions that issued the standby letters of credit are included in cash and cash equivalents as of December 31, 2008.

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

Capital Resources

        We believe that the combination of: our existing cash and cash equivalents; our liquid marketable securities; our $100 million line of credit; and our expected future cash flows from operations, will provide us with sufficient liquidity to fund our operations and capital requirements for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing, whether under the existing line of credit or a new facility. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders may be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

        Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

  •
  the macroeconomic environment;

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." When arrangements contain multiple deliverables, we allocate revenue to the deliverables based on Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Accordingly, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. To date, our agreements have not required a guaranteed minimum number of click-throughs or actions.

    Our Media and Comparison Shopping & Search segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for our search syndication services, in the period that a visitor to a website in our search syndication network completes a qualified search transaction, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. We act as a principal in Media and Comparison Shopping & Search segment transactions in that we are the primary obligor to the advertiser customer. In accordance with the provisions of EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," ("EITF 99-19"), revenue is recognized in our Media and Comparison Shopping & Search segments on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

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

    We estimate a provision for sales returns which is recorded as a reduction to revenue. The provision for sales returns reflects an estimate of commission based fee reversals related to product returns from consumers of our Affiliate Marketing customers. In determining the estimate for sales returns, we rely upon historical data, contract information and other factors. The estimated provision for sales returns can vary from actual results. More or less product may be returned from consumers of our Affiliate Marketing customers as compared to what was estimated. These factors and unanticipated changes in the economic and industry environment could make the provision for sales returns estimates differ from actual returns.

    We recorded a provision for sales returns of $7.6 million and $6.2 million as a reduction to our revenue during the years ended December 31, 2008 and 2007, respectively. The increase in the provision for sales returns is a result of the higher affiliate marketing revenue. If our assumptions with regard to the returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the December 31, 2008 allowance for sales returns of $136,000 and a corresponding decrease to revenue for the year then ended.

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

    As of December 31, 2008, we recorded an allowance for doubtful accounts and sales credits of $5.9 million, which represents an allowance percentage of 5.1% of our gross accounts receivable balance of $114.5 million. If our assumptions and estimates regarding the ultimate collectibility of our outstanding accounts receivable balances and/or our sales credits changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the December 31, 2008 allowance for doubtful accounts and sales credits of approximately $1.1 million and a corresponding decrease in our operating income for the year then ended.

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

  •
  Stock-Based Compensation.  SFAS 123(R) requires us to estimate the fair value of stock options on the date of grant using an option-pricing model. We calculated the estimated fair value of our stock options granted during 2008 and 2007 on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007
Risk-free interest rates	2.4%	4.5%
Expected lives (in years)	3.6	3.6
Dividend yield	0%	0%
Expected volatility	55%	48%

    Our computation of expected volatility for the years ended December 31, 2008 and 2007 was based on a combination of historical volatility and market-based implied volatility from traded options on the Company's common stock. We believe that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. We estimated the expected life of each stock option granted in 2008 and 2007 using the short-cut method permissible under SAB 110, which utilizes the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. Based upon the assumptions listed above, the weighted-average estimated grant date fair value of stock options issued for the year ended December 31, 2008 was $8.89. The value of the portion of stock options that are ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. If our expectations regarding the number of stock options that ultimately vest are incorrect, we may experience unexpected volatility in the stock-based compensation ultimately recorded in any given period.

    The fair value of stock options, as determined by the Black-Scholes option-pricing model, can vary significantly depending on the assumptions used. For example, an increase to either the weighted-average expected lives or expected volatility assumptions will result in a higher stock option fair value. Holding all other assumptions steady, if our estimate of the weighted-average expected lives were to increase by a factor of 10% from 3.6 years to 4.0 years, the weighted-average fair value of stock options issued during the year ended December 31, 2008 would have increased to $9.30, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation recorded over the vesting period of the stock options, of $62,000. Further, holding all other assumptions steady, if our estimate of weighted-average expected volatility were to increase by a factor of 10% from 55% to 60%, the weighted-average fair value of stock options issued during the year ended December 31, 2008 would have increased to $9.62, resulting in an increase in the aggregate fair value of stock options granted in the period, and therefore an increase in stock-based compensation recorded over the vesting period of the stock options, of $109,000.

    During 2008 we granted 2,028,500 shares of restricted stock. The stock based compensation associated with restricted stock is a function of the number of awards multiplied by the fair value of our common stock on the grant date, amortized on a straight-line basis over the relevant vesting period.

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

    As of December 31, 2008, we have gross deferred tax assets of $87.2 million, relating to net operating loss carryforwards, goodwill impairment and certain other temporary differences. As of December 31, 2008, based upon both positive and negative evidence available, we have determined it is more likely than not that certain deferred tax assets primarily relating to net operating loss carryforwards in foreign jurisdictions and unrealized loss on marketable securities may not be realizable. Accordingly, we have recorded a valuation allowance of $4.6 million against these deferred tax assets as of December 31, 2008. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2008, an adjustment to the net deferred tax assets would impact net income or stockholders' equity in the period such determination was made.

    In addition to our deferred tax assets, management is required to make judgments and assumptions related to our uncertain tax positions. As further described in note 9 to the consolidated financial statements, as of December 31, 2008 we have recorded a liability for uncertain tax positions of $62.5 million. The ultimate resolutions of these uncertain tax positions may take several years. Such resolutions could result in additional tax payments by the Company to the applicable tax jurisdiction(s). If the ultimate resolutions of any of our uncertain tax positions results in either (a) an additional tax payment that is lower than our liability recorded for such uncertain tax position or (b) no additional tax payment, then we would record a reduction to our liability for uncertain tax positions and a corresponding decrease to our income tax expense in the period such resolution is achieved. Accordingly, a resolution of one or more of our uncertain tax positions in any given period could have a material impact to our reported net income for such period. However, because the ultimate resolution of our uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in our liability for uncertain tax positions or the timing of such changes.

  •
  Goodwill and Other Intangible Assets.  As of December 31, 2008, we had goodwill and other intangible assets with net balances of $172.6 million and $80.0 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31 or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2008, our reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology operating segments. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach.

    We completed our annual goodwill impairment test shortly before filing this Annual Report on Form 10-K and determined, after applying the two-step impairment process required by SFAS 142, that the fair value of goodwill in our Media and Comparison Shopping & Search reporting units was less than their respective book values as of that date. Accordingly, we recorded a goodwill impairment charge of $321.8 million, consisting of $112.2 million related to our Media reporting unit and $209.6 million related to our Comparison Shopping & Search reporting unit. We believe the primary cause of the goodwill impairment for these reporting units is the requirement that the aggregate fair value of all of our reporting units must reconcile back to the market capitalization of the Company, adjusted for a control premium. Due to the significant decline in our stock price during 2008 and the weak macroeconomic environment, the estimated fair values for all of our reporting units decreased significantly from the prior year. Also contributing to the amount of the goodwill impairment was the additional goodwill recorded in the three-month period ended December 31, 2008 of $62.6 million associated with an earnout payment made related to our 2007 acquisition of MeziMedia.

    In estimating the fair value of the Media and Comparison Shoppping & Search reporting units as required by the first step of the SFAS 142 two-step process, the most significant assumptions we made related to: appropriate discount rates, estimated future cash flows, and appropriate exit multiples. We utilized discount rates of 20% and 22%, respectively, for the Media and Comparison Shopping & Search reporting units. If we had increased the discount rates in our analysis by 200 basis points, our aggregate goodwill impairment would have increased by approximately $24 million, holding all other fair value assumptions and calculations constant for the two-step process. Further, if our assumptions of estimated future cash flows for these reporting units would have reflected a 10% decrease in estimated future cash flows, our aggregate goodwill impairment would have increased by approximately $38 million, holding all other fair value assumptions and calculations constant for the two-step process. Further, if our assumptions of appropriate exit multiples would have decreased by 10%, our aggregate goodwill impairment would have increased by approximately $18 million, holding all other fair value assumptions and calculations constant for the two-step process.

    In allocating the fair value of the Media and Comparison Shopping & Search reporting units to identified assets and liabilities as required by the second step of the SFAS 142 two-step process, we were required to make numerous estimates and assumptions, primarily related to the estimated fair value of intangible assets in these reporting units. These intangible assets include developed technologies, customer and affiliate relationships, domain name portfolios, and tradenames. We do not believe that a change in any individual estimate or assumption used in valuing the various intangible assets for these reporting units would have resulted in a material change in the aggregate goodwill impairment recorded as of December 31, 2008.

    Based on our 2008 impairment test for our Affiliate Marketing reporting unit, there would have to be further significant unfavorable changes to our estimates and assumptions for an impairment to exist. Our Technology reporting unit does not have any associated goodwill, so an impairment test is not applicable for this reporting unit.

    According to the terms of our acquisition of MeziMedia in July 2007, we may be required to make an additional earnout payment of up to $81 million if MeziMedia meets certain revenue and earnings targets for 2009. Any additional earnout payments would increase goodwill during 2009 when the contingency is resolved, and we will be required to evaluate any such increase in goodwill for impairment. Based upon recent performance of this business and the weak macroeconomic environment, we do not currently expect to be obligated to make this additional earnout payment in 2009.

    In addition to the accounting for goodwill as described above, we amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the intangible assets exceeds the fair market value of the intangible assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of any individual other intangible assets which could lead to impairment. We recorded an impairment charge of $248,000 as of December 31, 2008 related to other intangible assets within our Comparison Shopping & Search segment.

  •
  Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Recently Issued Accounting Standards

        On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP"), "FSP FAS 157-2—Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The adoption of the provisions of FSP 157-2 during 2009, are not expected to have a material impact on the Company's consolidated financial position, cash flows or results of operations.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157. FSP FAS 157-3 demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration, and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. There will be no impact upon adoption of SFAS 141R related to previously-completed acquisitions. However, changes in deferred tax assets or liabilities that arose from previous acquisitions will impact income tax expense in future periods as these adjustments will no longer be recorded to goodwill. The impact of adopting SFAS 141R in future periods will be dependent on the terms of future business combinations that we may pursue after its effective date.

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

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended December 31, 2008, 2007 and 2006.

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

        Marketable securities as of December 31, 2008 consisted of highly rated corporate securities with maturities of less than two years, and highly rated auction rate securities ("ARS") collateralized by student loan portfolios that are insured or government supported. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically has allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling the ARS at par. See further discussion of our marketable securities portfolio and ARS holdings in the "Liquidity and Capital Resources" section of Item 7 of this Form 10-K under the header "Marketable Securities".

        Management's internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for ARS to be weighted based on the auction reset date. Due to the current illiquidity in the ARS market, we have temporarily excluded our ARS from the determination of compliance with the maturity limitations of our internal investment policy. As of December 31, 2008, our investments in marketable securities, excluding our ARS, had a weighted-average time to maturity of 28 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of December 31, 2008, the net unrealized loss in our investments in marketable securities totaled $8.1 million due to a temporary decline in fair value of our ARS of $8.1 million, reflecting the current lack of liquidity for these instruments.

        During the year-ended December 31, 2008, our investments in marketable securities yielded an annual effective interest rate of 4.40% and an annual taxable equivalent yield of 5.50%. If interest rates were to decrease 100 basis points, the result would be an annual decrease in our interest income related to our cash and cash equivalents and marketable securities of approximately $1.5 million. In addition, if the issuers of our ARS were unable to continue to make the contractual interest payments, the result would be an annual decrease in our interest income of approximately $1.5 million.

FOREIGN CURRENCY RISK

        We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. Due to strengthening of the United States Dollar in the year ended December 31, 2008, we recorded a loss of $3.6 million primarily related to the requirement to mark-to-market certain of our intercompany loan balances with our European subsidiaries. This loss is recorded in Interest and other income, net, in our audited consolidated financial statements. However, this strengthening did not materially impact the reported revenue or income from operations for the year ended December 31, 2008. In the future, if there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $11.1 million, a reduction of income before income taxes of approximately $1.0 million and a reduction of net assets, excluding intercompany balances, of approximately $6.4 million. Historically, we have not hedged our exposure to currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. We assess the need to utilize financial instruments to hedge currency exchange rate exposures on an ongoing basis. As of December 31, 2008, we had $32.9 million in cash and cash equivalents and $20.3 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

        In connection with the preparation of this annual report on Form 10-K as of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2008 to provide reasonable assurance that the information required to be disclosed by it in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the

SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

        The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

        Additionally, the Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to the Company's internal control over financial reporting during the three-month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

  None

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on or about April 16, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on or about April 16, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	4,733,434	$13.45	6,107,255
Equity compensation plans not approved by security holders(2)	219,835	$39.19	—

Total	4,953,269	$14.59	6,107,255

(1)
For additional information with respect to the outstanding option pricing categories as of December 31, 2008, refer to note 11 "Stock-Based Compensation" to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

(2)
The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations.

(3)
Of these shares, 1,285,318 were available under the Employee Stock Purchase Plan and 4,821,937 were available for award grant purposes under the 2002 Stock Incentive Plan. During the current purchase period, which ends on February 27, 2009, an estimated 217,000 shares of the Company's common stock may become issuable under the Employee Stock Purchase Plan. The 2002 Stock Incentive Plan provides for an automatic increase on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. An additional 867,436 shares were made available under the 2002 Stock Incentive Plan effective January 1, 2009, which are not included in the 6,107,255 shares shown herein.

        The remaining information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on or about April 16, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on our about April 16, 2009.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on or about April 16, 2009.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

Schedule II—Valuation and Qualifying Accounts	F-40
  3.
  Exhibits.    The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit Number	Description of Document
2.1(1)	Amended and Restated Agreement and Plan of Merger, dated as of July 24, 2007 and effective as of July 13, 2007, by and among ValueClick, MM Acquisition Corp. and MeziMedia
2.2(2)	Agreement and Plan of Merger, dated as of June 13, 2005, by and among ValueClick and E-Babylon, Inc.
2.3(3)	Agreement and Plan of Merger, dated as of June 10, 2005, by and among ValueClick, Spider Acquisition Corporation and Web Marketing Holdings, Inc.
2.4(4)	Agreement and Plan of Merger and Reorganization, dated as of August 10, 2005, among ValueClick, Fastclick, Inc. and FC Acquisition Sub, Inc.
2.5(5)	Agreement and Plan of Merger, dated as of August 6, 2004, by and among alueClick and Pricerunner AB
2.6(6)	Stock Purchase Agreement, dated January 29, 2004, by and among ValueClick and Livedoor Co., Ltd (formerly Edge Co., Ltd), a Japanese Corporation
2.7(7)	Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, HS Acquisition Corporation and HiSpeed Media, Inc.
2.8(8)	Agreement and Plan of Merger, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corporation and Commission Junction, Inc.
2.9(9)	Agreement and Plan of Merger, dated as of May 30, 2003, by and among ValueClick, Search123.com Acquisition Corporation and Search123
3.1(10)	Second Amended and Restated Certificate of Incorporation of ValueClick
3.2(11)	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(12)	Specimen stock certificate for the ValueClick common stock
4.3(13)	Rights Agreement, dated as of June 4, 2002, between ValueClick, Inc. and Mellon Investor Services LLC, a New Jersey limited liability company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C
10.1(14)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(12)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(12)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(12)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(12)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(12)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999
10.7(12)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.8(12)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited

Exhibit Number	Description of Document
10.9(15)†	1999 Stock Option Plan, as amended, and form of option agreement
10.10(16)†	2002 Stock Incentive Plan and form of option agreement
10.11(17)†	2007 Employee Stock Purchase Plan and form of subscription agreement
10.12(23)†	Key Employee Agreement between ValueClick and James R. Zarley dated February 7, 2008
10.13(18)†	Key Employee Agreement between ValueClick and Samuel J. Paisley dated January 1, 2002
10.14(24)†	Key Employee Agreement between ValueClick and Peter Wolfert dated February 7, 2008
10.15(25)†	Key Employee Agreement between ValueClick and Tom A. Vadnais dated February 7, 2008
10.16(26)†	Key Employee Agreement between ValueClick and John P. Pitstick dated February 7, 2008
10.17(27)†	Key Employee Agreement between ValueClick and Scott P. Barlow dated February 7, 2008
10.18(12)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
10. 19(28)†	Key Employee Agreement between ValueClick and David Yovanno dated February 7, 2008.
10.20(20)	Credit Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other financial institutions from time to time party thereto.
10.21(21)	Security Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media, Inc., Search123.com Inc., Mediaplex, Inc., Be Free, Inc., Commission Junction, Inc. and Wells Fargo Bank, National Association.
10.22(22)	Guaranty Agreement dated as of November 14, 2008 by Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media, Inc., Search123.com Inc., Mediaplex, Inc., Be Free, Inc., and Commission Junction, Inc. in favor of Wells Fargo Bank, National Association.
21.1	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(19)
Not used.

(20)
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by ValueClick on November 18, 2008.

(21)
Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by ValueClick on November 18, 2008.

(22)
Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by ValueClick on November 18, 2008.

(23)
Incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(24)
Incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(25)
Incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(26)
Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(27)
Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(28)
Incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ValueClick, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2009

VALUECLICK, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$122,487	$82,767
Marketable securities	2,175	170,691
Accounts receivable, net of allowances of $5,886 and $6,535 as of December 31, 2008 and 2007, respectively	108,611	126,605
Prepaid expenses and other current assets	5,155	6,270
Income taxes receivable	4,313	4,448
Deferred tax assets	11,047	8,067

Total current assets	253,788	398,848
Marketable securities, less current portion	25,750	34,059
Property and equipment, net	15,514	19,357
Goodwill	172,583	439,532
Intangible assets acquired in business combinations, net	80,042	112,979
Deferred tax assets, less current portion	53,661	4,346
Other assets	1,941	1,901

Total assets	$603,279	$1,011,022

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$173,407	$215,453
Income taxes payable	1,722	1,943
Deferred tax liabilities	15	—
Deferred revenue	1,461	1,803

Total current liabilities	176,605	219,199
Income taxes payable, less current portion	71,021	74,863
Deferred tax liabilities, less current portion	2,174	3,787
Other non-current liabilities	—	3,240

Total liabilities	249,800	301,089

Commitments and contingencies (note 16)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 86,743,612 and 98,211,949 shares issued and outstanding at December 31, 2008 and 2007, respectively	87	98
Additional paid-in capital	607,143	653,430
Accumulated other comprehensive income (loss)	(17,715)	9,279
Retained earnings (accumulated deficit)	(236,036)	47,126

Total stockholders' equity	353,479	709,933

Total liabilities and stockholders' equity	$603,279	$1,011,022

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Revenue	$625,806	$616,508	$509,108
Cost of revenue	204,052	188,686	144,963

Gross profit	421,754	427,822	364,145
Operating expenses:
Sales and marketing (includes stock-based compensation of $16,196, $4,964 and $4,394 for 2008, 2007 and 2006, respectively)	181,128	183,313	156,425
General and administrative (includes stock-based compensation of $31,154, $10,930 and $5,247 for 2008, 2007 and 2006, respectively)	98,098	75,555	55,411
Technology (includes stock-based compensation of $5,133, $2,397 and $2,226 for 2008, 2007 and 2006, respectively)	39,278	34,439	31,354
Amortization of intangible assets	28,882	24,745	19,490
Impairment of goodwill and intangible assets	322,000	—	—

Total operating expenses	669,386	318,052	262,680

Income (loss) from operations	(247,632)	109,770	101,465
Interest income and other, net	2,173	12,026	7,982

Income (loss) before income taxes	(245,459)	121,796	109,447
Income tax expense (benefit)	(26,971)	51,448	47,276

Income (loss) from continuing operations	(218,488)	70,348	62,171

Discontinued operations (Note 5):
Income (loss) from discontinued operations, net of tax	(608)	264	403
Gain on disposition, net of tax	4,984	—	—

Net income from discontinued operations	4,376	264	403

Net income (loss)	$(214,112)	$70,612	$62,574

Basic net income (loss) per common share
Continuing operations	$(2.37)	$0.71	$0.62
Discontinued operations	0.05	—	0.01

	$(2.32)	$0.71	$0.63

Diluted net income (loss) per common share
Continuing operations	$(2.37)	$0.70	$0.61
Discontinued operations	0.05	—	0.01

	$(2.32)	$0.70	$0.62

Weighted-average shares used to calculate net income (loss) per common share:
Basic	92,325	99,224	99,600

Diluted	92,325	100,518	101,721

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital	Deferred Stock-Based Compensation			Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2005	—	—	101,897,934	$102	617,612	$(638)	$(2,958)	$4,425	$618,543
Reclassification of deferred stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	—	—	(638)	638	—	—	—
Non-cash, stock-based compensation	—	—	—	—	10,410	—	—	—	10,410
Shares issued in connection with employee stock programs	—	—	4,419,809	4	30,377	—	—	—	30,381
Repurchase and retirement of common stock	—	—	(6,904,419)	(7)	(41,914)	—	—	(61,505)	(103,426)
Tax benefit from stock option exercises	—	—	—	—	17,037	—	—	—	17,037
Comprehensive income:
Net income	—	—	—	—	—	—	—	62,574	62,574
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	753	—	753
Foreign currency translation	—	—	—	—	—	—	7,437	—	7,437

Total comprehensive income									70,764

Balance at December 31, 2006	—	—	99,413,324	99	632,884	—	5,232	5,494	643,709
Non-cash, stock-based compensation	—	—	—	—	18,332	—	—	—	18,332
Shares issued in connection with employee stock programs	—	—	1,102,184	1	13,209	—	—	—	13,210
Repurchase and retirement of common stock	—	—	(2,303,559)	(2)	(15,055)	—	—	(28,980)	(44,037)
Tax benefit from stock option exercises	—	—	—	—	4,060	—	—	—	4,060
Comprehensive income:
Net income	—	—	—	—	—	—	—	70,612	70,612
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	685	—	685
Foreign currency translation	—	—	—	—	—	—	3,362	—	3,362

Total comprehensive income									74,659

Balance at December 31, 2007	—	—	98,211,949	98	653,430	—	9,279	47,126	709,933
Non-cash, stock-based compensation	—	—	—	—	53,376	—	—	—	53,376
Shares issued in connection with employee stock programs	—	—	714,954	1	6,849	—	—	—	6,850
Repurchase and retirement of common stock	—	—	(12,183,291)	(12)	(82,196)	—	—	(69,050)	(151,258)
Tax benefit shortfall from employee stock transactions	—	—	—	—	(44)	—	—	—	(44)
Repurchase of employee stock options	—	—	—	—	(5,029)	—	—	—	(5,029)
Tax effect related to the repurchase of employee stock options	—	—	—	—	(19,243)	—	—	—	(19,243)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(214,112)	(214,112)
Change in market value of marketable securities, net of tax	—	—	—	—	—	—	(8,344)	—	(8,344)
Foreign currency translation	—	—	—	—	—	—	(18,650)	—	(18,650)

Total comprehensive loss									(241,106)

Balance at December 31, 2008	—	$—	86,743,612	$87	$607,143	$—	$(17,715)	$(236,036)	$353,479

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(214,112)	$70,612	$62,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39,264	35,706	31,065
Provision for doubtful accounts and sales credits	7,212	7,762	4,818
Non-cash, stock-based compensation	53,376	18,332	10,410
Impairment of goodwill and intangible assets	322,000	—	—
Gain on disposition of businesses, net of tax	(4,984)	—	—
Benefit from deferred income taxes	(55,520)	(15,954)	(5,686)
Tax benefit from stock option exercises	442	4,289	18,480
Excess tax benefit from stock option exercises	(599)	(4,508)	(18,569)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,174	(16,504)	(34,694)
Prepaid expenses, inventories and other assets	(843)	327	(2,851)
Accounts payable and accrued expenses	2,703	12,789	19,727
Income taxes receivable/payable	(20,021)	29,249	29,870
Deferred revenue	(240)	532	(525)
Other non-current liabilities	(2,951)	(107)	(383)

Net cash provided by operating activities	130,901	142,525	114,236

Cash flows from investing activities:
Proceeds from the maturities and sales of marketable securities	207,971	324,675	228,776
Purchases of marketable securities	(39,660)	(323,745)	(238,940)
Acquisition of businesses, net of cash acquired	(105,419)	(102,126)	(12,077)
Proceeds from disposition of businesses, net of cash disposed and taxes paid	11,746	—	—
Purchases of property and equipment	(7,227)	(9,344)	(10,244)

Net cash provided by (used in) investing activities	67,411	(110,540)	(32,485)

Cash flows from financing activities:
Repurchases and retirement of common stock	(151,258)	(44,037)	(103,426)
Repurchase of employee stock options	(5,029)	—	—
Proceeds from exercises of stock options	6,850	13,210	30,381
Repayment of short-term debt and capital lease obligations	—	—	(169)
Excess tax benefit from stock option exercises	599	4,508	18,569

Net cash used in financing activities	(148,838)	(26,319)	(54,645)
Effect of foreign currency translations	(9,754)	332	2,788

Net increase in cash and cash equivalents	39,720	5,998	29,894
Cash and cash equivalents, beginning of period	82,767	76,769	46,875

Cash and cash equivalents, end of period	$122,487	$82,767	$76,769

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$3
Cash paid for income taxes, net	$50,346	$37,491	$5,447

The accompanying notes are an integral part of these consolidated financial statements.

 VALUECLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        ValueClick, Inc. and its subsidiaries ("ValueClick" or "the Company") offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable marketers to implement and manage their own online display advertising and email campaigns, and that assist online publishers with management of their website inventory. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping & Search, and Technology. These business segments reflect a change in the Company's reporting structure during 2008, as more fully explained in note 17.

        MEDIA—ValueClick's Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. The Company's Media segment offers marketers a range of online media solutions in the categories of display advertising, lead generation marketing and email marketing. The Company has aggregated thousands of online publishers to provide marketers with access to one of the largest display advertising networks. Prior to October 2008, the Company also sold a limited number of consumer products directly to end-user customers through Company-owned e-commerce websites. The Company divested its interest in the e-commerce websites in October 2008 as further discussed in note 5. The Company's Media services are sold on a variety of pricing models, including cost-per-lead ("CPL"), cost-per-action ("CPA"), cost-per-thousand-impression ("CPM"), and cost-per-click ("CPC").

        AFFILIATE MARKETING—ValueClick's Affiliate Marketing segment, through the combination of: a large-scale pay-for-performance model built on the Company's proprietary technology platforms; marketing expertise; and a large, quality advertising network, enables the Company's customers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. Affiliate Marketing segment revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with the Company's affiliate marketing platforms.

        COMPARISON SHOPPING & SEARCH—ValueClick's online comparison shopping destination websites enable consumers to research and compare products from among thousands of online and/or offline merchants using the Company's proprietary technology. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Company's service is free for consumers, and customers primarily pay the Company on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites. Search123 is ValueClick's self-service paid search offering that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites. Search syndication revenues are driven primarily on a CPC basis. Comparison Shopping & Search segment services are offered through the Company's wholly-owned subsidiaries Pricerunner, MeziMedia, and Search 123. Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, the United States, Germany, France, Denmark, and Austria. MeziMedia, acquired in July 2007, operates comparison shopping destination websites in the

United States, Japan and Europe, primarily under the Smarter.com, Shopica.com and Couponmountain.com brand names. Search 123 operates primarily in Europe.

        TECHNOLOGY—ValueClick's Technology segment operates through its wholly-owned subsidiary Mediaplex. Mediaplex Systems was also included in the Company's Technology segment until its divestiture in October 2008 as further discussed in note 5 to the consolidated financial statements.

        Mediaplex is an application services provider ("ASP") offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex's MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

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

Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2008 and 2007, cash equivalents consisted primarily of money market accounts.

Marketable Securities

        Marketable securities are classified as available-for-sale and accordingly are recorded at fair value with unrealized gains and losses reflected as a separate component of stockholders' equity titled accumulated other comprehensive income (loss), net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the ability to hold the investment for a period of time which may be sufficient to recover the investment, or to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its fair value at the end of the period in which it is determined that an other-than-temporary decline has occurred, and the Company recognizes a corresponding loss for the amount of the unrealized loss not previously recognized. The cost of marketable securities sold is based upon the specific identification method. The Company recorded unrealized losses of $8.1 million in other comprehensive income as a result of temporary declines in fair value of its marketable securities during the year ended December 31, 2008. Fair value of the Company's marketable securities is determined based upon quoted market rates when available. Refer to notes 2 and 3 for additional details on the Company's determination of fair value of its auction rate securities. Additionally, see note 2 for further details on the Company's marketable securities portfolio and events that occurred in 2008 that impacted the classification of auction rate securities in the Company's consolidated balance sheets.

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

Goodwill

        The Company tests goodwill for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company tests for impairment of goodwill annually as of December 31 at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined its reporting units based on the guidance in SFAS No. 142 and Emerging Issues Task Force ("EITF") Issue D-101, "Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142." As of December 31, 2008, the Company's reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology operating segments. The impairment test is a two-step process, whereby in the first step, the Company compares the estimated fair value of the reporting unit with the reporting unit's carrying amount, including goodwill. The Company generally determines the estimated fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment, if any. Due to the weakening economy and the significant decline of the Company's stock price, the Company determined that there was an impairment of goodwill for the year ended December 31, 2008. See note 6 for a discussion of the impairment charge taken. For the years ended December 31, 2007 and 2006, there was no impairment of goodwill.

Long-lived Assets

        Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2008, as a result of the weakening economy and revenue results for certain businesses that were lower than initial expectations, the Company tested its long-lived assets for impairment, and recorded an impairment loss related to certain identifiable intangible assets. See note 6 for a discussion of the impairment charge taken. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2007 and 2006.

Revenue Recognition

        The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." When arrangements contain multiple deliverables, we allocate revenue to the deliverables based on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." Accordingly, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.

        The Company's Media and Comparison Shopping & Search segments revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in Media and Comparison Shopping & Search segment transactions in that the Company is the primary obligor to the advertiser customers. In accordance with the provisions of EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," ("EITF 99-19"), revenue is recognized in the Company's Media and Comparison Shopping & Search segments on a gross basis and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.

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

        The Company estimates a provision for sales returns which is recorded as a reduction to revenue. The provision for sales returns reflects an estimate of commission based fee reversals related to product returns from consumers of the Company's Affiliate Marketing customers. In determining the estimate for sales returns, the Company relies upon historical data, contract information and other factors. The estimated provision for sales returns can vary from actual results. More or less product may be returned from consumers of the Company's Affiliate Marketing as compared to what was estimated. These factors and unanticipated changes in the economic and industry environment could make the provision for sales returns estimates differ from actual returns.

Cost of Revenue

        Cost of revenue consists of: payments to website publishers that are directly related to a revenue-generating event; labor costs; depreciation on revenue-producing technologies and Internet access costs. The Company becomes obligated to make payments related to website publishers, online newsletters and email lists in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statement of operations.

Sales and Marketing

        Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised of: amounts that the Company pays to website publishers that are not directly associated with a revenue-generating event; and amounts that the Company pays to search engines for driving consumer traffic to the Company's owned and operated websites.

        Advertising costs are expensed as incurred and totaled $103.7 million, $116.9 million and $96.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

General and Administrative

        General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs.

Technology

        Technology expenses include costs associated with the maintenance of the Company's technology platforms, including compensation and employee benefits associated with the Company's engineering and network operations departments, as well as costs for contracted services and supplies. The Company follows the guidance of SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No internal software development costs were capitalized in the years ended December 31, 2008, 2007 and 2006.

Stock-based Compensation

        The Company records stock-based compensation in accordance with SFAS 123(R) (revised 2004), "Share Based Payment". SFAS 123(R) requires companies to estimate the fair value of stock-based awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period using the straight-line attribution method.

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

        Refer to note 11 for information on the impact of SFAS 123(R) and the assumptions used to calculate the fair value of share-based employee compensation.

Foreign Currency Translation

        The Company's foreign subsidiaries record their assets, liabilities and results of operations in their respective local currencies, which are their functional currencies. The Company translates its subsidiaries' financial statements into U.S. dollars each reporting period for purposes of consolidation.

        Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end currency exchange rates while revenue, expenses, gains, and losses are translated at the average currency exchange rates in effect for the period. Except for certain intercompany balances that have been designated as short-term in nature, the effects of these translation adjustments are reported in a separate component of stockholders' equity titled accumulated other comprehensive income. The effects of the translation adjustments for those intercompany balances that have been designated as short-term in nature were not significant in the years ended December 31, 2007 and 2006 and were included in general and administrative expenses. In the first quarter of 2008 and thereafter, the Company began recording the effects of the translation adjustments for these intercompany balances in interest income and other, net, and these amounts totaled a $3.6 million loss in the year ended December 31, 2008.

        Transaction gains and losses related to transactions with third parties denominated in other than the functional currency were not significant for the years ended December 31, 2008, 2007 and 2006.

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

        Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits. At December 31, 2008, no customers accounted for more than 10% of the accounts receivable balance. At December 31, 2007, one customer accounted for approximately 10.8% of the accounts receivable balance. For the year ended December 31, 2008, one customer accounted for approximately 12.2% of total revenue. For the years ended December 31, 2007 and 2006, no customer comprised more than 10% of total revenue.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable, and accrued expenses, are carried at historical cost. At December 31, 2008 and 2007, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company's marketable securities are carried at fair value as discussed in note 2.

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

        The Company follows the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") when accounting for tax contingencies. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax benefits are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. See note 9 for additional information.

Basic and Diluted Net Income Per Common Share

        Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per common share is computed using the weighted-average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, shares issuable under the Company's Employee Stock Purchase Plan and restricted stock, determined using the treasury stock method. The Company determines potential windfall tax benefits and shortfalls on stock options on an "as if" basis for purposes of calculating assumed stock option proceeds under the treasury stock method when determining the denominator for diluted net income per common share.

Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income, relate to foreign currency translation adjustments and unrealized gains/losses on marketable securities for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008 and 2007, the accumulated balance of the foreign currency translation adjustment was a $9.6 million loss and a $9.0 million gain, respectively. As of December 31, 2008, the unrealized loss on marketable securities was $8.1 million, net of tax and valuation allowance. The Company has recorded a full valuation allowance against the related deferred tax asset associated with the unrealized losses on marketable securities due to the uncertainty as to whether such losses and related deferred tax asset will be realized. As of December 31, 2007, unrealized gain on marketable securities was $242,000, net of income tax liability of $170,000 and as of December 31, 2006, unrealized loss on marketable securities was $443,000, net of tax and valuation allowance.

Business Segments

        The Company uses the "management approach" defined in SFAS No. 131 "Disclosures About Segments at an Enterprise and Related Information" ("SFAS 131") to identify its operating segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's operating segments.

Recently Issued Accounting Standards

        On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP"), "FSP FAS 157-2—Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The adoption of the provisions of FSP 157-2 during 2009, is not expected to have a material impact on the Company's consolidated financial position, cash flows or results of operations.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157. FSP FAS 157-3 demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration, and transaction costs will be expensed as incurred. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. There will be no impact upon adoption of SFAS 141R related to previously-completed acquisitions. However, changes in deferred tax assets or liabilities that arose from previous acquisitions will impact income tax expense in future periods as these adjustments will no longer be recorded to goodwill. The impact of adopting SFAS 141R in future periods will be dependent on the terms of future business combinations that we may pursue after its effective date.

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

2. Marketable Securities

        Marketable securities consisted of the following as of December 31, 2008 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$33,850	$—	$(8,100)	$25,750
Corporate obligations	2,176	—	(1)	2,175

Total marketable securities	$36,026	$—	$(8,101)	$27,925

        Marketable securities consisted of the following as of December 31, 2007 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$197,462	$453	$(39)	$197,876
U.S. agencies obligations	4,863	5	(1)	4,867
Corporate obligations	2,013	—	(6)	2,007

Total marketable securities	$204,338	$458	$(46)	$204,750

        The following table summarizes the amortized cost and estimated fair value of marketable securities classified by the remaining maturity of the security as of December 31, 2008 (in thousands):

	Cost	Estimated Fair Value
Due within one year	$2,176	$2,175
Due within one year through five years	—	—
Due within five years through ten years	—	—
Due after ten years	33,850	25,750

Total	$36,026	$27,925

        Realized gains and losses from sales and maturities of marketable securities are included in interest income, net, in the consolidated statements of operations and were not significant for the years ended December 31, 2008, 2007 and 2006. The Company recognizes realized gains and losses upon sale or maturity of marketable securities using the specific identification method.

        The following table summarizes, for all investments in an unrealized loss position, the fair value and gross unrealized losses of investments aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal obligations	$25,750	$(8,100)	$—	$—	$25,750	$(8,100)
Corporate obligations	2,175	(1)	—	—	2,175	(1)

Total	$27,925	$(8,101)	$—	$—	$27,925	$(8,101)

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

Auction Rate Securities ("ARS")

        Included in the Company's municipal obligations are auction rate securities totaling $25.8 million and $78.8 million as of December 31, 2008 and 2007, respectively. ARS are securities that are structured with short-term reset dates of generally less than 90 days but with maturities generally greater than 10 years. At the end of the reset period, investors can generally sell or continue to hold the securities at par value. The assets underlying these investments are primarily student loan portfolios that are insured or government backed. The auction events, which have historically provided liquidity for these securities, began failing during the first quarter of 2008, and there have been no successful auction events for the Company's ARS since that time. The principal amounts associated with the ARS will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms.

        Due to the auction failures, these ARS do not have a readily determinable market value. As a result, fair values were estimated utilizing discounted cash flow analyses as of December 31, 2008. These analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the ARS are expected to have a successful auction (liquidity). These ARS were also compared when possible, to other observable market data with similar characteristics to the ARS held by the Company.

        As a result of the remaining uncertainty in the market for ARS, the Company has classified these investments as "non-current" assets in the accompanying consolidated balance sheet as of December 31, 2008. Additionally, the fair value of these investments have been reduced from their par value of $33.9 million to an estimated fair value of $25.8 million. Because the Company has the intent and ability to hold the ARS until recovery, the decline in fair value is considered temporary, and has been recorded as an unrealized loss in accumulated other comprehensive income. If the Company were to determine that a decline in fair value is other-than-temporary, a charge would be recorded to earnings in the period such determination was made.

3. Fair Value Measurements

        Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities recorded at fair value and, effective October 10, 2008, the Company adopted FSP No. SFAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its consolidated financial statements.

        SFAS 157 establishes a three-tier fair value of hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable and for identifiable assets in less active markets; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

        The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$25,750	$—	$—	$25,750
Other available-for-sale securities	2,175	2,175	—	—

Total assets measured at fair value	$27,925	$2,175	$—	$25,750

        As discussed in note 2, the Company changed its valuation methodology for ARS to a discounted cash flow analysis during the first quarter of 2008 as quoted prices in an active market were not available due to the auction failures. Accordingly, these ARS changed from Level 1 to Level 3 within SFAS 157's hierarchy since the Company's initial adoption of SFAS 157 at January 1, 2008.

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at December 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Balance at December 31, 2007	$—
Transfers to Level 3	33,850
Total unrealized losses included in other comprehensive income	(8,100)

Balance at December 31, 2008	$25,750

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

        The final allocation of the initial purchase price (excluding contingent consideration) to the assets acquired and liabilities assumed and the useful lives, in years, assigned to intangible assets is as follows (in thousands):

Cash acquired		$18,944
Other tangible assets acquired		9,540
	Useful life
Amortizable intangible assets:
Customer relationships	3	2,100
Trademarks, trade names and domain names	5	10,400
Developed technologies	4	26,700
Covenants not to compete	4	7,500

Total identifiable intangible assets		46,700
Goodwill		58,025

Total assets acquired		133,209
Liabilities assumed		(17,230)

Total		$115,979

        The intangible assets were valued using a combination of valuation methods, including future discounted cash flows expected to be generated from the assets, comparison of market prices for other similar assets, and the cost of replacing the assets. The Company is amortizing each intangible asset on a straight-line basis over the asset's useful life as this method approximates the pattern in which the economic benefits of the assets are consumed. All of the goodwill resulting from this acquisition is tax deductible.

        In addition to the initial cash consideration, the shareholders of MeziMedia earned $62.6 million and $106.1 million in contingent cash consideration for achieving certain revenue and earnings performance targets for the years ended December 31, 2008 and 2007, respectively. The shareholders of MeziMedia may also be entitled to additional contingent cash consideration based on the achievement by MeziMedia of certain revenue and earnings performance targets for the year ending December 31, 2009. Total cash consideration, which includes the $97.0 million initial cash consideration and transaction costs and the $62.6 million and $106.1 million cash consideration related to fiscal 2008 and 2007 performance, respectively, will range between approximately $265.7 million and $348.8 million, depending on whether the performance targets are met for the year ending December 31, 2009. The cash consideration earned related to MeziMedia's 2008 and 2007 performance of $62.6 million and $106.1 million have been accounted for as additional purchase price and were recorded as additional goodwill during the years ended December 31, 2008 and 2007, respectively. The $62.6 million earned for 2008 performance was accrued as a liability in the accompanying consolidated balance sheet as of December 31, 2008 and will be paid in the first quarter of 2009. The $106.1 million earned for 2007 performance was accrued as a liability in the accompanying consolidated balance sheet as of December 31, 2007 and was paid in February 2008, less an indemnity holdback amount which was paid in January 2009. Future contingent cash consideration paid, if any, for fiscal 2009 performance will also be accounted for as additional purchase price and added to goodwill at the time the Company is able to determine the amount of such consideration, when the contingency is resolved.

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

        Shopping.net.    On December 1, 2006, the Company completed the acquisition of all of the outstanding capital stock of Shopping.net for an aggregate purchase price of $13.9 million, consisting of cash consideration of $13.6 million and transaction costs of the acquisition of $253,000. Of the total cash consideration, $10.9 million was paid on the closing date and the remaining $2.7 million was paid in 2008. Shopping.net, located in the United Kingdom, provides the Company with additional opportunities to monetize online traffic and expand its overall comparison shopping presence in Europe. This factor contributed to a purchase price in excess of the fair value of Shopping.net's net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction. The results of Shopping.net's operations are included in the Company's consolidated financial statements beginning on the date of acquisition.

        The historical operating results of acquired entities prior to the respective acquisition dates have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 2008 and 2007 as if the MeziMedia acquisition was completed on January 1, 2007 is as follows (in thousands, except per share data):

	2008	2007
	(actual)	(pro forma)
Revenue	$625,806	$661,317
Net income (loss)	$(214,112)	$73,792
Basic net income per common share	$(2.32)	$0.74
Diluted net income per common share	$(2.32)	$0.73

        These unaudited, pro forma results of operations are not necessarily indicative of future operating results.

5. Discontinued Operations

        In October 2008, the Company sold two non-core businesses, Mediaplex Systems and the ink-jet e-commerce business. Mediaplex Systems was included in the Company's Technology operating segment, while the e-commerce business was included in the Media operating segment. The divestitures generated total gross consideration of $15.9 million and a pretax gain of $10.1 million ($5.0 million, net of income taxes). The Company may also receive up to an additional $6.5 million in consideration upon the resolution of certain contingencies. Any additional amounts received in the future will be recorded in discontinued operations.

        The following amounts related to Mediaplex Systems and the ink-jet e-commerce business were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands). The 2007 and 2006 amounts reflect the entire respective fiscal years, while the 2008 amounts reflect activity through the dispositions in October 2008:

	Year Ended December 31,
	2008	2007	2006
Revenues	$17,837	$29,220	$36,628

(Loss) income before income taxes from discontinued operations	(1,025)	449	682
Income tax (benefit) expense	(417)	185	279

(Loss) income from discontinued operations, net of tax, before gain on sale of disposal	(608)	264	403
Gain on sale of disposal, net of tax of $5,154	4,984	—	—

Income from discontinued operations, net of tax	$4,376	$264	$403

6. Goodwill and Intangible Assets

        In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company does not amortize goodwill, but rather tests goodwill for impairment, at the reporting unit level, annually as of December 31 or whenever events or circumstances indicate that goodwill might be impaired. The Company's testing approach utilizes a discounted cash flow analysis corroborated by comparative market multiples to determine the fair value of its reporting units for comparison to their corresponding book values. If the book value exceeds the estimated fair value of a reporting unit, a potential impairment is indicated and SFAS 142 prescribes the approach for measuring the impairment amount, if any. After conducting its test as of December 31, 2008, the Company determined that goodwill in its Media and Comparison Shopping & Search reporting units was impaired by $112.2 million and $209.6 million, respectively. The total goodwill impairment charge of $321.8 million is included in the consolidated results of operations for the year ended December 31, 2008. The goodwill impairment charge is primarily driven by the significant decline in the Company's stock price during 2008 and the weak economic environment, which resulted in lower projected cash flows for these reporting units as compared to projections used in goodwill impairment tests completed in prior periods. This non-cash charge does not impact the Company's ongoing business operations. The tax benefit related to the impairment charge is $51.2 million. No goodwill impairment was recorded as a result of the Company's annual impairment test for the years ended December 31, 2007 and 2006.

        The Company determined its reporting units based on the guidance in SFAS No. 142 and EITF Issue D-101. As of December 31, 2008, the Company's reporting units consisted of the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology operating segments. As required by

SFAS No. 142, the Company assigned goodwill to its reporting units. Below is assigned goodwill by reporting unit (in thousands):

	As of December 31,
	2008	2007
Reporting Units
Media	$119,455	$232,000
Affiliate Marketing	29,840	30,733
Comparison Shopping & Search	23,288	176,799
Technology	—	—

Total goodwill	$172,583	$439,532

        For the year ended December 31, 2008, the decrease in goodwill of $112.5 million, $893,000, and $153.5 million for Media, Affiliate Marketing and Comparison Shopping & Search, respectively, were due to the impairment charge as described above and impact of currency exchange rate fluctuations. The decrease in goodwill for Comparison Shopping & Search was offset by an increase of $62.6 million in goodwill for the contingent cash consideration earned for achieving certain revenue and earnings performance targets for the year ended December 31, 2008. As of December 31, 2008, goodwill with a book value of $34.0 million, of which $11.9 million related to the Comparison Shopping & Search reporting unit and $22.1 million related to the Media reporting unit, is tax deductible. As of December 31, 2007, $185.1 million of goodwill was tax deductible.

        The Company's acquired intangible assets as of December 31, 2008 are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted- Average Useful Life
Customer, affiliate and advertiser relationships	7
Trademarks, trade names and domain names	8
Developed technologies and websites	4
Covenants not to compete	3

        The gross carrying amounts and accumulated amortization of the Company's acquired intangible assets were as follows at December 31, 2008 and 2007 (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
December 31, 2008:
Customer, affiliate and advertiser relationships	$81,596	$(44,793)	$36,803
Trademarks, trade names and domain names	32,929	(11,739)	21,190
Developed technologies and websites	30,992	(13,784)	17,208
Covenants not to compete	15,819	(10,978)	4,841

Total intangible assets	$161,336	$(81,294)	$80,042

December 31, 2007:
Customer, affiliate and advertiser relationships	$83,445	$(33,815)	$49,630
Trademarks, trade names and domain names	38,145	(8,301)	29,844
Developed technologies and websites	31,921	(6,852)	25,069
Covenants not to compete	16,109	(7,673)	8,436

Total intangible assets	$169,620	$(56,641)	$112,979

        In 2008, $2.0 million was removed from the intangible asset balances due to the disposition of the e-commerce business. Additionally, the Company recorded an impairment charge of $248,000 in 2008 related to developed technologies and websites. The remaining decrease in the gross balance of the intangible assets at December 31, 2008 is primarily due to foreign currency translation adjustments totaling approximately $5.8 million. In 2007, $46.7 million was added to the intangible asset balances related to the acquisition of MeziMedia, offset by write-offs of fully amortized intangible asset balances of $9.7 million. Amortization expense related to intangible assets was $28.9 million, $24.7 million and $19.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated intangible asset amortization expense for the next five years ending December 31 and thereafter is as follows (in thousands):

2009	$25,106
2010	$24,553
2011	$17,567
2012	$7,888
2013	$1,400
Thereafter	$3,528

7. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2008	2007
Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	46,276	46,845
Furniture and equipment	4,412	4,633
Vehicles	56	137
Leasehold improvements	3,299	2,827

	56,843	57,242
Less: accumulated depreciation and amortization	(41,329)	(37,885)

	$15,514	$19,357

        Total depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2008, 2007 and 2006 was $9.6 million, $9.4 million and $8.9 million, respectively.

8. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2008	2007
Accounts payable, including amounts due to publishers	$59,941	$65,904
Advertiser deposits	16,026	10,848
Accrued salaries and benefits	5,992	9,862
Accrued contingent consideration	62,563	106,065
Other accrued expenses	28,885	22,774

	$173,407	$215,453

        Accrued contingent consideration of $62.6 million and $106.1 million for the years ended December 31, 2008 and 2007, respectively, represents the contingent cash consideration earned by MeziMedia for achieving certain revenue and earnings performance targets for the years ended December 31, 2008 and 2007 as per the terms of the merger agreement. These amounts were paid in February 2009 and February 2008, respectively. See note 4.

9. Income Taxes

        The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$(250,425)	$110,056	$103,650
Foreign	4,966	11,740	5,797

Income before income taxes and minority interest	$(245,459)	$121,796	$109,447

        Income tax expense attributable to continuing operations is comprised of the following provision (benefit) components (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$19,429	$49,223	$38,000
State	7,007	14,236	12,410
Foreign	1,950	4,263	2,273

	28,386	67,722	52,683
Deferred:
Federal	(45,087)	(10,774)	(4,271)
State	(10,142)	(3,570)	(397)
Foreign	(128)	(1,930)	(739)

	(55,357)	(16,274)	(5,407)

Income tax expense	$(26,971)	$51,448	$47,276

        Income tax expense attributable to discontinued operations is $4.7 million, $0.2 million, and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The effective tax rate attributable to discontinued operations in 2008 is higher than the statutory rate due to the impact of state apportionment.

        Income tax expense of $19.2 million, primarily attributable to an employee stock option tender offer during 2008, was recorded as a decrease to additional paid-in capital and did not, therefore, result in an expense in the consolidated statement of operations. The income tax benefit of employee stock options exercised during 2007 and 2006 in the amount of $4.1 million and $17.0 million, respectively, was recorded as an increase to additional paid-in capital and did not, therefore, result in a benefit in the consolidated statements of operations. For the years ended December 31, 2007 and 2006, the Company recorded a decrease to goodwill of $0.1 million and $2.7 million, respectively, related to tax benefits from exercises in 2007 and 2006, respectively, of nonqualified employee stock options that were assumed and fully vested at the time of acquisition. No such decreases were recorded in the year ended December 31, 2008.

        The components of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$7,904	$10,338
Depreciation and amortization	52,492	9,089
Stock options	3,929	5,472
State tax	5,865	4,293
Unrealized loss on marketable securities	3,515	—
Deferred book gain on asset sale	2,853	—
Other	10,625	7,847

Gross deferred tax assets	87,183	37,039
Valuation allowance	(4,574)	(989)

Net deferred tax assets	82,609	36,050

Deferred tax liabilities:
Acquired intangible assets	19,786	27,191
Other	304	233

Total deferred tax liabilities	20,090	27,424

Net deferred tax assets	$62,519	$8,626

Current portion of net deferred tax assets	$11,032	$8,067
Long-term portion of net deferred tax assets	51,487	559

Net deferred tax assets	$62,519	$8,626

        In evaluating the need for a valuation allowance at December 31, 2008 and 2007, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, "Accounting for Income Taxes." As of December 31, 2008, based upon both positive and negative evidence, the Company determined it is more likely than not that certain deferred tax assets may not be realizable. As of December 31, 2008 and 2007, the valuation allowance attributable to deferred tax assets was $4.6 million and $1.0 million, respectively, representing an overall increase of $3.6 million. The increase in valuation allowance relates primarily to unrealized capital losses on marketable securities which the Company deems more likely than not will expire unutilized. As of December 31,

2008, the Company had net operating loss carryforwards for federal and state purposes of $18.1 million and $7.9 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2012, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits during 2008 and 2007 is as follows (in thousands):

	2008	2007
Unrecognized tax benefits balance at January 1	$68,597	$48,567
Add:
Additions based on tax positions related to the current year	2,349	19,887
Additions for tax positions of prior years	919	364
Deduct:
Settlements with tax authorities	(120)	—
Reductions as a result of lapse of applicable statute of limitations	(8,819)	(221)
Reductions for tax positions of prior years	(450)	—

Unrecognized tax benefits balance at December 31	$62,476	$68,597

        The total amount of unrecognized tax benefits of $62.5 million at December 31, 2008, if ultimately recognized, will reduce the Company's annual effective tax rate.

        The Company's policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2008 and 2007, the Company recognized $4.3 million and $3.5 million, respectively, in gross interest and penalties expense related to uncertain tax positions. During the year ended December 31, 2008, gross interest expense was partially offset by a reversal of prior accrued interest of $2.1 million as a result of the expiration of certain statutes of limitations. As of December 31, 2008 and 2007, the Company had an accrued liability of $8.5 million and $6.3 million, respectively, for interest and penalties related to uncertain tax positions. These amounts are included in non-current income taxes payable.

        The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2005 through 2008 tax years for federal purposes, 1999 and 2004 through 2008 tax years for various state jurisdictions, and 2003 through 2008 tax years for various foreign jurisdictions. The Company is currently under examination by various state and foreign tax authorities for the 2004 through 2007 tax years and under federal examination for the 2007 tax year. Facts and circumstances could arise in the twelve-month period following December 31, 2008 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

        The overall effective income tax rate for continuing operations differs from the statutory federal tax rate as follows:

	Year Ended December 31,
	2008	2007	2006
Tax provision (benefit) based on the federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	(0.8)	5.7	7.1
Stock-based compensation	0.4	0.4	0.7
Research and experimentation credit	(0.1)	(0.3)	(0.6)
Goodwill impairment	27.7	—	—
Effects of foreign income	—	(0.4)	(0.4)
Adjustment to valuation allowance, net of purchase accounting adjustments	—	(0.2)	0.1
Other, net	(3.2)	2.0	1.3

Overall effective income tax rate	(11.0)%	42.2%	43.2%

        The Company files a consolidated federal income tax return as well as state and foreign tax returns.

        As of December 31, 2008, withholding and U.S. income taxes have not been provided on $25.3 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings will be permanently reinvested in foreign operations. The determination of taxes associated with the $25.3 million of unremitted earnings is not practicable.

10. Capitalization

Share Repurchase Program

        In September 2001, the Company's board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2007, the Company's board of directors had authorized a total of $279.1 million for repurchases under the Program and the Company had repurchased a total of 34.9 million shares of its common stock for approximately $223.1 million, leaving approximately $56 million available under the Program as of December 31, 2007.

        During the year ended December 31, 2008, the Company's board of directors increased the authorization of the Program by an additional $200 million. During the year ended December 31, 2008, the Company repurchased 12.2 million shares of its common stock for $151.3 million, including broker commissions. As of December 31, 2008, the Company had $105.0 million available under the Program. The amounts authorized by the Company's board of directors exclude broker commissions. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company's board of directors determines additional repurchases are not warranted.

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

        On May 23, 2002, the Board of Directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively the "2002 Stock Plan"), resulting in 15,000,000 common shares reserved for issuance. In addition, the shares under the 2002 Stock Plan increase annually on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. As of December 31, 2008, there are 4,821,937 shares available for future grant.

        The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options and restricted stock awards to, among other parties, employees, officers and directors of the Company. Stock options granted to new employees or officers generally begin vesting on the new employee's or officer's first date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro-rata monthly over the remaining three years, and expire five to ten years from the date of grant. Stock options granted to existing employees or officers typically vest on a monthly pro-rata basis over a four-year period and expire five to ten years from the date of grant. Stock options granted to directors generally vest over a two-year period and expire five to ten years from the date of grant. Restricted stock grants generally vest over a four-year period.

        Pursuant to the Company's business combinations with Fastclick, Webclients, HiSpeed Media, Commission Junction, Be Free, and Mediaplex, the Company assumed certain stock options and related plans. No stock options are available for future grants under these assumed stock plans.

        The following table summarizes stock option activity under the Company's stock plans for the years ended December 31, 2008, 2007, and 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2005	9,537,957	$10.11
Granted	1,342,625	$16.99
Exercised	(4,419,809)	$6.87
Forfeited/expired	(996,485)	$14.27

Options outstanding at December 31, 2006	5,464,288	$13.66
Granted	6,300,000	$26.95
Exercised	(1,102,184)	$12.00
Forfeited/expired	(1,536,626)	$19.59

Options outstanding at December 31, 2007	9,125,478	$22.04
Granted	150,000	$21.27
Exercised	(420,394)	$9.48
Forfeited/expired	(5,875,317)	$26.31

Options outstanding at December 31, 2008	2,979,767	$15.35	4.63	$924

Options vested at December 31, 2008 and expected to vest after December 31, 2008	2,972,474	$15.34	4.63	$924

Options exercisable at December 31, 2008	2,432,750	$15.04	4.68	$924

        The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $2.6 million, $16.9 million and $54.5 million, respectively. The weighted-average estimated grant date fair value of stock options granted for the years ended December 31, 2008, 2007 and 2006 was $8.89, $10.74 and $6.93, respectively.

        As of December 31, 2008 and 2007, there were $3.6 million and $59.5 million, respectively, of total unrecognized stock-based compensation related to unvested stock options. The remaining vesting period for such unvested stock options ranges up to 4 years, with a weighted-average remaining vesting period of 1.3 years.

Tender Offer

        In September 2008, the Company completed a tender offer process in which it agreed to purchase certain underwater stock options from eligible employees, officers and directors. Under the terms of the tender offer process, the Company acquired and cancelled 4.8 million outstanding stock options with exercise prices ranging from $25.66 to $29.73, which resulted in cash payments of $5.0 million. The completed tender offer triggered the acceleration of stock-based compensation resulting in an additional charge of $33.8 million in the three-month period ended September 30, 2008, which represents the product of the number of unvested stock options purchased times the original Black-Scholes value that was established for each option on the original grant date.

Restricted Stock

        The Company began granting restricted stock awards in 2008. During 2008, the Company granted 2.0 million shares of restricted stock under the Company's 2002 Stock Incentive Plan to its executive officers, board of directors and certain of its employees. Under the terms of the restricted stock awards, the shares granted generally vest over a four year period. If the employment of any recipient of a restricted stock grant terminates for any reason, the Company shall automatically reacquire any unvested shares without cost to the Company.

        The following table summarizes activity for restricted stock awards during the year ended December 31, 2008:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	—	$—
Granted	2,028,500	$11.28
Vested	(79,878)	$19.33
Forfeited	(58,187)	$19.33

Outstanding at December 31, 2008	1,890,435	$10.69

        At December 31, 2008, the intrinsic value of outstanding restricted stock awards was $12.9 million. The fair value of restricted stock that vested during the year ended December 31, 2008 was $508,000. As of December 31, 2008, there was $18.2 million of total unrecognized stock-based compensation related to unvested restricted stock awards. The weighted-average remaining vesting period is 3.7 years for these awards.

Employee Stock Purchase Plan

        The Company commenced its Employee Stock Purchase Plan ("the Purchase Plan") in September 2007, which allows employees to purchase shares of the Company's common stock through payroll deductions of up to 10 percent of their annual, eligible compensation subject to certain Internal Revenue Code and Purchase Plan limitations. The Purchase Plan provides for the issuance of a cumulative maximum of 1.5 million shares of common stock. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each twelve-month offering period or the specified purchase date. For the year ended December 31, 2008, 215,000 shares were purchased. No shares were purchased for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, stock-based compensation recognized under the Purchase Plan was $1.1 million and $394,000, respectively. As of December 31, 2008, there was $698,000 of unrecognized compensation cost related to the Purchase Plan which is expected to be recognized over a weighted average period of approximately five months.

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

Valuation and Expense Information under SFAS 123(R)

        For the years ended December 31, 2008, 2007 and 2006, the Company recognized stock-based compensation of $52.5 million, $18.3 million and $11.9 million, respectively, in continuing operations. The following table summarizes, by consolidated statement of operations line item the impact of stock-based compensation and the related income tax benefits recognized for the years ended December 31, 2008, 2007 and 2006, (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Sales and marketing	$16,196	$4,964	$4,394
General and administrative	31,154	10,930	5,247
Technology	5,133	2,397	2,226

Stock-based compensation	52,483	18,291	11,867
Related income tax benefits	(19,739)	(6,748)	(3,980)

Stock-based compensation, net of tax benefits	$32,744	$11,543	$7,887

        The Company has not capitalized as an asset any stock-based compensation for the years ended December 31, 2008, 2007 and 2006.

        SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation for such stock options. Pursuant to the requirements of SFAS 123(R), $599,000, $4.5 million and $18.6 million of excess tax benefits for the years ended December 31, 2008, 2007 and 2006, respectively, have been classified as a financing activity in the consolidated statements of cash flows.

        The Company calculated the estimated fair value of its stock options and Employee Stock Purchase Plan awards on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Stock Options
	Year Ended December 31,
	2008	2007	2006
Risk-free interest rates	2.4%	4.5%	4.7%
Expected lives (in years)	3.6	3.6	3.6
Dividend yield	0%	0%	0%
Expected volatility	55%	48%	49%

	Employee Stock Purchase Plan
	Year Ended December 31,
	2008	2007	2006
Risk-free interest rates	2.0%	4.5%	—
Expected lives (in years)	0.7	0.7	—
Dividend yield	0%	0%	—
Expected volatility	57%	51%	—

        The Company's computation of expected volatility for the years ended December 31, 2008, 2007 and 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company's common stock. The Company estimated the expected life of each stock option granted in 2008, 2007 and 2006 using the short-cut method permissible under SAB 107, which utilizes the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The expected life of options granted under the Purchase Plan represents the weighted-average amount of time remaining in the twelve-month offering period. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.

12. Net Income Per Common Share

        The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
(Loss) income from continuing operations	$(218,488)	$70,348	$62,171
Income from discontinued operations	4,376	264	403

Net (loss) income	$(214,112)	$70,612	$62,574

Denominator:
Denominator for basic calculation—weighted-average common shares	92,325	99,224	99,600
Weighted-average effect of dilutive securities	—	1,294	2,121

Denominator for diluted calculation	92,325	100,518	101,721

Net income per common share:
Basic (loss) income from continuing operations	$(2.37)	$0.71	$0.62
Basic income from discontinued operations	0.05	—	0.01

Basic net (loss) income	$(2.32)	$0.71	$0.63

Diluted (loss) income from continuing operations	$(2.37)	$0.70	$0.61
Diluted income from discontinued operations	0.05	—	0.01

Diluted net (loss) income	$(2.32)	$0.70	$0.62

        The diluted net income per common share computations exclude common stock options which were anti-dilutive as a result of their exercise price being greater than the average market price of the Company's common stock for the years ended December 31, 2007 and 2006. No stock options, restricted stock and shares issuable under the Purchase Plan were included in the denominator for the diluted calculation for the year ended December 31, 2008 as the Company recognized a loss from continuing operations and, therefore, inclusion of these shares would be anti-dilutive to the Company's loss per share. The number of weighted-average shares excluded from the diluted net income per common share computation was 6.4 million, 4.2 million and 2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

13. Defined Contribution Plans

        Prior to 2006, the Company had various savings plans (the "Savings Plans") that qualified as defined contribution plans under Section 401(k) of the Internal Revenue Code. In 2006, the Savings Plans were consolidated into one savings plan (the "Master Savings Plan"), which also qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Master Savings Plan, participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service's annual contribution limit. All full-time domestic employees of the Company are eligible to participate in the Master Savings Plan. The Master Savings Plan does not permit investment of participant contributions in the Company's common stock. Company matching contributions to the Master Savings Plan is discretionary. Company contributions to the Master Savings Plan amounted to $875,000, $649,000 and $418,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

14. Related Party Transactions

        For the year ended December 31, 2008, the Company recorded advertising costs totaling $1.2 million paid to Acquisis LLC, of which a member of the Company's board of directors is the managing partner and greater than 5% owner. Acquisis LLC became a related party during the three-month period ended September 30, 2007. For the six months ended December 31, 2007, the Company recorded advertising costs totaling $313,000. The Company had an outstanding amount due to this entity of $131,000 and $133,000 as of December 31, 2008 and 2007, respectively, which is reflected in accounts payable and accrued expenses.

15. Line of Credit

        In November 2008, the Company obtained a line of credit with a bank group (the "Credit Agreement") which allows for borrowings of up to $100 million through November 14, 2011. Advances under this agreement bear interest at either (i) the base rate, which is equal to the highest of (a) the lender's prime rate, (b) the federal funds rate plus 1.50%, and (c) the one month reserve adjusted daily London Interbank Offered Rate ("LIBOR") plus 1.50%, or (ii) the LIBOR rate plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company's total leverage ratio. The applicable margins range from 0.50% to 1.25% for base rate loans and from 1.50% to 2.25% for LIBOR loans. Accrued interest on borrowings are due on the last business day of each fiscal quarter for base rate loans, or in the case of a LIBOR Loan, on the last day of each interest period (and, if any such interest period is longer than three months, every three months after the first day of such interest period). All principal amounts are due on the maturity date.

        Certain of the Company's domestic subsidiaries have guaranteed the obligations of the Company and all future domestic subsidiaries of the Company also are required to guarantee the obligations of the Company under the credit agreement. The Company's obligations are secured by a lien on substantially all of its present and future assets pursuant to a separate security agreement (the "Security Agreement"). In addition, the obligations of each subsidiary guarantor are secured by a lien on substantially all of such subsidiary's present and future assets. The subsidiary guarantees and the collateral under the Security Agreement are subject to release upon fulfillment of certain conditions specified in the Credit Agreement, Security Agreement and subsidiary guaranty agreement.

        The revolving credit facility is available to be used by the Company, among other things, to fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company will pay a commitment fee on unused amounts that ranges, based on the Company's total leverage ratio, from 0.25% to 0.40% of the unused portion of the revolving credit facility. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the revolving credit facility then outstanding may be declared due and payable. At December 31, 2008, no amount was outstanding on this line of credit.

        The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA and minimum unrestricted, unencumbered liquid asset requirements. At December 31, 2008, the Company was in compliance with all of the financial covenants of the line of credit agreement.

16. Commitments and Contingencies

Leases

        Future minimum lease payments as of December 31, 2008 under noncancellable operating leases, and related sublease income, with initial lease terms in excess of one year, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31:	Operating Lease Commitments	Operating Sublease Income
2009	$6,508	$(434)
2010	4,825	(277)
2011	2,728	(89)
2012	1,560	—
2013	553	—
Thereafter	15	—

Total minimum lease payments	$16,189	$(800)

        Operating leases consist primarily of facility leases. Certain of the Company's operating leases include escalation clauses that periodically adjust rental expense to reflect changes in price indices. The Company records rent expense on a straight-line basis over the lease term.

        Total rent expense under operating leases, net of sublease income, was $7.0 million, $5.4 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        As of December 31, 2008, the Company had the following purchase obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Purchase obligations	$3,670	$3,625	$37	$8	$—

        Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

        Standby letters of credit are maintained pursuant to certain of the Company's lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Certificates of deposit of $500,000 maintained by the Company in connection with certain of these standby letters of credit are included in cash and cash equivalents as of December 31, 2008 and 2007. Commitments under standby letters of credit as of December 31, 2008 are scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$543	—	$543	—	—

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

Legal Action

        On May 16, 2007, the Company received a letter from the Federal Trade Commission ("FTC") stating that the FTC was conducting an inquiry to determine whether the Company's lead generation activities violate either the Federal Trade Commission Act ("FTC Act") or the CAN-SPAM Act. Specifically, the FTC investigated certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, without admitting any wrongdoing, the Company and the FTC agreed to a stipulated injunction to resolve this matter. The agreement is subject to Department of Justice and presiding court approval. The terms of the stipulated injunction include the payment of $2.9 million as well as guidelines under which the Company has agreed to operate its promotional lead generation activities. The Company recorded the settlement payment associated with the stipulated injunction under general and administrative expense in its consolidated financial statements for the year ended December 31, 2007. The agreement between the Company and the FTC is for settlement purposes only, and did not constitute an admission by the Company that a law was violated or that the facts as alleged in the FTC's complaint were true.

        On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers' International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the "LIUNA Funds") as lead plaintiffs. In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company's and the Company's officers' alleged materially false and misleading statements concerning the Company's compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants' motion to dismiss. After having their first complaint dismissed by the Court, the LIUNA Funds filed their First Amended Consolidated Complaint on November 24, 2008. The Company has filed a motion to dismiss this complaint and that motion is set to be heard by the Court on April 20, 2009. The Company anticipates defending this action vigorously.

        On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, the "Defendants"), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff's claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company intends to defend itself vigorously against these and related allegations.

        The ultimate resolution of these two matters, which is expected to occur within one year, could result in a loss that is greater than the amount accrued at December 31, 2008. The Company has insurance coverage, which has been acknowledged by the carrier, that it believes is sufficient to cover the unaccrued exposure related to the above two matters. Accordingly, the Company does not currently believe the outcome of these matters will have a material impact on its future consolidated results of operations, financial position or cash flows.

        On April 8, 2008, Hypertouch, Inc. filed an action in the Superior Court of California, County of Los Angeles, against the Company. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff's alleged receipt of a large number of email messages allegedly transmitted by the Company "and/or its agents" and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 28, 2008. The Company is defending this case vigorously and is currently engaged in active discovery. On February 18, 2009, the Company filed a motion for summary judgment seeking dismissal of each of the plaintiff's claims on several independent grounds. The Company does not currently believe the outcome of this matter will have a material impact on its future consolidated results of operations, financial position or cash flows.

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

17. Segments and Geographic Information

        The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping & Search, and Technology. In the second quarter of 2008, the Company changed its internal reporting structure which resulted in changes in the Company's reportable segments to include the Company's Search 123 product (which was previously included in the Affiliate Marketing segment) with the Comparison Shopping segment (renamed "Comparison Shopping & Search") in order to present search traffic-based businesses in one segment, to be consistent with the manner in which the Company operates after the internal structural change. In accordance with SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", all prior period segment information has been revised to conform to the new segment presentation. The following table provides revenue, segment income from operations and total assets for each of the Company's four business segments. Segment income from operations, as shown below, excludes the effects of: stock-based compensation; amortization of intangible assets; impairment of goodwill and intangible assets; and corporate expenses as these items are excluded from the segment performance measures utilized by the Company's chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company's executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses.

	Revenue			Segment Income from Operations			Total Assets
	2008	2007	2006	2008	2007	2006	2008	2007
	(in thousands)
Media	$301,256	$366,312	$353,281	$73,182	$86,849	$92,156	$98,731	$404,436
Affiliate Marketing	121,972	115,977	98,569	59,455	63,201	55,680	322,247	277,187
Comparison Shopping & Search	177,145	112,706	39,765	40,932	22,507	5,302	121,929	289,686
Technology	28,670	23,741	18,778	13,600	10,537	6,616	60,372	39,713
Inter-segment revenue	(3,237)	(2,228)	(1,285)	—	—	—	—	—

Total	$625,806	$616,508	$509,108	$187,169	$183,094	$159,754	$603,279	$1,011,022

        A reconciliation of segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Segment Income from Operations
	2008	2007	2006
Segment income from operations	$187,169	$183,094	$159,754
Corporate expenses	(31,436)	(30,288)	(26,932)
Stock-based compensation	(52,483)	(18,291)	(11,867)
Amortization of intangible assets	(28,882)	(24,745)	(19,490)
Impairment of goodwill and intangible assets	(322,000)	—	—

Consolidated income (loss) from operations	$(247,632)	$109,770	$101,465

        Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $3.5 million, $1.8 million, $2.0 million, and $935,000, respectively, for the year ended December 31, 2008; $3.3 million, $2.0 million, $1.7 million, and $1.5 million, respectively, for the year ended December 31, 2007; and, $3.1 million, $2.4 million, $1.2 million, and $1.6 million, respectively, for the year ended December 31, 2006. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $1.4 million, $907,000 and $622,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company's operations are domiciled in the United States with operations in Europe, China and Japan through wholly-owned subsidiaries. Revenue is attributed to individual countries based upon the country in which the customer relationship is maintained. The Company's operations in China primarily support the revenue generated in the United States, and therefore, the costs associated with these operations are attributed to the United States in the determination of geographic income from operations shown below. Geographic long-lived assets exclude deferred tax assets and other assets in the Company's consolidated balance sheets.

        The Company's geographic information was as follows (in thousands):

	Year Ended December 31, 2008
	Revenue	Income from Operations	Long-lived Assets at December 31, 2008
United States	$521,498	$(251,627)	$241,826
International	111,381	3,995	26,313
Inter-regional eliminations	(7,073)	—	—

Total	$625,806	$(247,632)	$268,139

	Year Ended December 31, 2007
	Revenue	Income from Operations	Long-lived Assets at December 31, 2007
United States	$526,923	$101,164	$528,639
International	100,818	8,606	43,229
Inter-regional eliminations	(11,233)	—	—

Total	$616,508	$109,770	$571,868

	Year Ended December 31, 2006
	Revenue	Income (Loss) from Operations	Long-lived Assets at December 31, 2006
United States	$450,266	$95,321	$342,313
International	69,740	6,144	46,135
Inter-regional eliminations	(10,898)	—	—

Total	$509,108	$101,465	$388,448

SCHEDULE II

VALUECLICK, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Other Adjustments(2)	Deductions	Balance at End of Period
Allowance for doubtful accounts and sales credits(1):
Year ended December 31, 2008	$6,535	$7,212	$37	$(7,898)	$5,886
Year ended December 31, 2007	$4,124	$7,762	$31	$(5,382)	$6,535
Year ended December 31, 2006	$4,692	$4,818	$—	$(5,386)	$4,124

(1)
Items relating to the allowance for doubtful accounts are charged to expense. Items relating to sales credits are charged against revenue.

(2)
Other adjustments represent increases in the allowance for doubtful accounts and sales credits from acquisitions and dispositions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 27th day of February, 2009.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TOM A. VADNAIS Tom A. Vadnais	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2009
/s/ JOHN PITSTICK John Pitstick	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009
/s/ JAMES R. ZARLEY James R. Zarley	Chairman of the Board of Directors	February 27, 2009
/s/ DAVID S. BUZBY David S. Buzby	Director	February 27, 2009
/s/ MARTIN T. HART Martin T. Hart	Director	February 27, 2009
/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	February 27, 2009
/s/ JAMES A. CROUTHAMEL James A. Crouthamel	Director	February 27, 2009
/s/ JAMES R. PETERS James R. Peters	Director	February 27, 2009

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
PART IV.
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
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