Form 10-Q
period 2009-03-31
VALUECLICK INC/CA
filed 2009-05-11
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2009 was 86,968,430.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,488	$122,487
Marketable securities	—	2,175
Accounts receivable, net	86,959	108,611
Prepaid expenses and other current assets	5,341	5,155
Income taxes receivable	225	4,313
Deferred tax assets	10,733	11,047
Total current assets	207,746	253,788
Marketable securities	25,750	25,750
Property and equipment, net	13,999	15,514
Goodwill	171,604	172,583
Intangible assets acquired in business combinations, net	73,299	80,042
Deferred tax assets, less current portion	54,017	53,661
Other assets	1,710	1,941
TOTAL ASSETS	$548,125	$603,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$99,890	$173,407
Income taxes payable	3,995	1,722
Deferred tax liabilities	15	15
Deferred revenue	2,066	1,461
Total current liabilities	105,966	176,605
Income taxes payable, less current portion	72,350	71,021
Deferred tax liabilities, less current portion	1,959	2,174
TOTAL LIABILITIES	180,275	249,800

Commitments and contingencies (note 9)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 86,968,430 and 86,743,612 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	87	87
Additional paid-in capital	610,902	607,143
Accumulated other comprehensive loss	(20,320)	(17,715)
Accumulated deficit	(222,819)	(236,036)
Total stockholders’ equity	367,850	353,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$548,125	$603,279

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three-month Period Ended March 31,
	2009	2008

Revenue	$135,041	$169,126
Cost of revenue	43,947	51,252
Gross profit	91,094	117,874
Operating expenses:
Sales and marketing (includes stock-based compensation of $610 and $1,614 for 2009 and 2008, respectively)	36,990	49,970
General and administrative (includes stock-based compensation of $1,598 and $3,455 for 2009 and 2008, respectively)	16,494	20,880
Technology (includes stock-based compensation of $392 and $637 for 2009 and 2008, respectively)	7,666	9,442
Amortization of intangible assets	6,252	7,657
Total operating expenses	67,402	87,949

Income from operations	23,692	29,925
Interest income and other, net	(166)	3,047
Income before income taxes	23,526	32,972
Income tax expense	10,309	13,759
Income from continuing operations	13,217	19,213

Loss from discontinued operations (Note 4)	—	(46)

Net income	$13,217	$19,167

Other comprehensive income:
Foreign currency translation	(2,607)	2,959
Change in market value of marketable securities, net of tax	2	(3,165)
Comprehensive income	$10,612	$18,961

Basic net income per common share
Continuing operations	$0.15	$0.20
Discontinued operations	—	—
	$0.15	$0.20
Diluted net income per common share
Continuing operations	$0.15	$0.19
Discontinued operations	—	—
	$0.15	$0.19
Weighted-average shares used to calculate net income per common share:
Basic	86,825	97,722
Diluted	87,022	98,557

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three-month Period Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$13,217	$19,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,438	10,334
Provision for doubtful accounts and sales credits	2,958	1,473
Non-cash, stock-based compensation	2,600	5,789
Deferred income taxes	(147)	(3,100)
Tax benefit from stock option exercises	19	46
Excess tax benefit from stock option exercises	(29)	(58)
Changes in operating assets and liabilities	13,882	16,468
Net cash provided by operating activities	40,938	50,119

Cash flows from investing activities:
Purchases of marketable securities	—	(26,493)
Proceeds from the maturities and sales of marketable securities	2,177	130,713
Purchases of property and equipment	(770)	(1,583)
Acquisition of businesses and related payments	(60,762)	(100,983)
Net cash (used in) provided by investing activities	(59,355)	1,654

Cash flows from financing activities:
Repurchases and retirement of common stock	—	(39,327)
Proceeds from employee stock programs	1,159	2,079
Excess tax benefit from stock option exercises	29	58
Net cash provided by (used in) financing activities	1,188	(37,190)

Effect of exchange rate changes on cash and cash equivalents	(770)	510
Net (decrease) increase in cash and cash equivalents	(17,999)	15,093

Cash and cash equivalents, beginning of period	122,487	82,767
Cash and cash equivalents, end of period	$104,488	$97,860

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (“ValueClick” or the “Company”) offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable marketers to implement and manage their online marketing efforts, and that assist online publishers with management of their website inventory. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping & Search, and Technology.

MEDIA—ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. The Company’s Media segment offers marketers a range of online media solutions in the categories of display advertising, lead generation marketing and email marketing. The Company has aggregated thousands of online publishers to provide marketers with access to one of the largest display advertising networks. Prior to October 2008, the Company also sold a limited number of consumer products directly to end-user customers through Company-owned e-commerce websites. The Company divested its interest in the e-commerce websites in October 2008 as further discussed in note 4. The Company’s Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

 AFFILIATE MARKETING—ValueClick’s Affiliate Marketing segment, through the combination of: a large-scale pay-for-performance model built on the Company’s proprietary technology platforms; marketing expertise; and a large, quality advertising network, enables the Company’s customers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. Affiliate Marketing segment revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with the Company’s affiliate marketing platforms.

COMPARISON SHOPPING & SEARCH— ValueClick’s online comparison shopping destination websites enable consumers to research and compare products from among thousands of online and/or offline merchants using the Company’s proprietary technology. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Company’s service is free for consumers, and customers primarily pay the Company on a CPC basis for traffic delivered to the customers’ websites from listings on the Company’s websites. Search 123 is ValueClick’s self-service paid search offering in Europe that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites.  Search syndication revenues are driven primarily on a CPC basis. Comparison Shopping & Search segment services are offered through the Company’s wholly-owned subsidiaries Pricerunner, MeziMedia and Search 123. Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. MeziMedia operates comparison shopping destination websites in the United States, Japan and Europe, primarily under the Smarter.com, Shopica.com and Couponmountain.com brand names.

TECHNOLOGY— ValueClick’s Technology segment operates through its wholly-owned subsidiary Mediaplex.  Mediaplex Systems was also included in the Company’s Technology segment until its divestiture in October 2008 as further discussed in note 4. Mediaplex is an application services provider (“ASP”) offering technology products and services that enable marketers to implement and manage their own online advertising programs across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate.  Mediaplex’s MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis.  Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 2, 2009. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to: i) the allowance for doubtful accounts and sales credits; ii) the assessment of other-than-temporary impairments related to the Company’s marketable securities; iii) the valuation of equity instruments granted by the Company; iv) the value assigned to, recoverability and estimated useful lives of, goodwill and intangible assets acquired in business combinations; v) the Company’s income tax expense, its deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets; and vi) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the disclosure requirements of FSP SFAS 107-1 and APB 28-1.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. In response to this FSP, in April 2009, the SEC published staff accounting bulletin (“SAB”) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” (“Topic 5.M.”). This SAB maintains the staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. The Company is currently evaluating the potential impact, if any, the adoption of SAB No. 111 and FSP SFAS 115-2 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, the adoption of FSP SFAS 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The nature and magnitude of the specific effects that FSP 141R-1 will have on the Company’s consolidated financial statements will depend upon the nature, term and size of acquired contingencies resulting from future acquisitions.

3.             STOCK-BASED COMPENSATION

In the three-month periods ended March 31, 2009 and 2008, the Company recognized stock-based compensation of $2.6 million and $5.7 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three-month Period Ended March 31,
	2009	2008

Sales and marketing	$610	$1,614
General and administrative	1,598	3,455
Technology	392	637
Stock-based compensation	2,600	5,706
Related income tax benefits	(806)	(1,974)
Stock-based compensation, net of tax benefits	$1,794	$3,732

4.             DISCONTINUED OPERATIONS

In October 2008, the Company sold two non-core businesses, Mediaplex Systems and the ink-jet e-commerce business. Mediaplex Systems was included in the Company’s Technology operating segment, while the e-commerce business was included in the Media operating segment. The divestitures generated total gross consideration of $15.9 million and a pretax gain of $10.1 million ($5.0 million, net of income taxes). The Company may also receive up to an additional $6.5 million in consideration upon the resolution of certain contingencies.  Any additional amounts received in the future will be recorded in discontinued operations.

The following amounts related to Mediaplex Systems and the ink-jet e-commerce business were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended March 31,
	2009	2008

Revenue	$—	$6,931

Loss before income taxes from discontinued operations	—	(78)
Income tax benefit	—	(32)
Loss from discontinued operations, net of tax	$—	$(46)

5.             GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the three-month period ended March 31, 2009 were as follows (in thousands):

	Balance at December 31, 2008	Additions and Adjustments	Balance at March 31, 2009
Reporting Units:
Media	$119,455	$(139)	$119,316
Affiliate Marketing	29,840	(280)	29,560
Comparison Shopping & Search	23,288	(560)	22,728
Technology	—	—	—
Total goodwill	$172,583	$(979)	$171,604

For the three-month period ended March 31, 2009, the decreases in goodwill noted above were primarily due to the impact of currency exchange rate fluctuations and, with respect to the Media reporting unit, tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Fastclick.

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
March 31, 2009:
Customer, affiliate and advertiser relationships	$79,360	$(45,577)	$33,783
Trademarks, trade names and domain names	32,177	(12,570)	19,607
Developed technologies and websites	28,659	(13,120)	15,539
Covenants not to compete	12,905	(8,535)	4,370
Total intangible assets	$153,101	$(79,802)	$73,299

December 31, 2008:
Customer, affiliate and advertiser relationships	$81,596	$(44,793)	$36,803
Trademarks, trade names and domain names	32,929	(11,739)	21,190
Developed technologies and websites	30,992	(13,784)	17,208
Covenants not to compete	15,819	(10,978)	4,841
Total intangible assets	$161,336	$(81,294)	$80,042

For the three-month period ended March 31, 2009, the decreases in the gross balances and respective accumulated amortization balances were due primarily to the write-off of fully amortized intangible assets totaling approximately $7.2 million. The Company recognized amortization expense of $6.3 million and $7.7 million on intangible assets for the three-month periods ended March 31, 2009 and 2008, respectively. Estimated intangible asset amortization expense for the remainder of 2009, the succeeding five years and thereafter is as follows (in thousands):

Nine months ending December 31, 2009	$18,730
2010	$24,428
2011	$17,501
2012	$7,864
2013	$1,377
2014	$1,377
Thereafter	$2,022

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $6.0 million and $5.9 million at March 31, 2009 and December 31, 2008, respectively. No customers accounted for more than 10% of the accounts receivable balance at March 31, 2009 and December 31, 2008, respectively.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	43,971	46,276
Furniture and equipment	4,407	4,412
Leasehold improvements	3,293	3,299
Vehicles	56	56
Property and equipment, gross	54,527	56,843
Less: accumulated depreciation and amortization	(40,528)	(41,329)
Total property and equipment, net	$13,999	$15,514

8.             FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

As of March 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s investment in marketable securities consisting of auction rate securities (“ARS”), which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities consisted of ARS at March 31, 2009, which had an aggregate cost of $33.9 million and an estimated fair value of $25.8 million. Marketable securities at December 31, 2008, consisting primarily of ARS, had an aggregate cost of $36.0 million and an estimated fair value of $27.9 million.

Due to the continuing auction failures of the Company’s ARS through the first quarter of 2009, there are no readily determinable market values for these ARS. As quoted prices in an active market were not available, the fair values of these ARS were estimated utilizing discounted cash flow analyses as of March 31, 2009. These analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the ARS are expected to have a successful auction (liquidity).

As a result of the remaining uncertainty in the market for ARS, the Company has classified these investments as “non-current” assets in the accompanying condensed consolidated balance sheet as of March 31, 2009. Additionally, the fair value of these investments has been reduced from their par value of $33.9 million to an estimated fair value of $25.8 million.  Because the Company has the intent and ability to hold the ARS until recovery, the decline in fair value is considered temporary, and has been recorded as an unrealized loss in accumulated other comprehensive income.  If the Company were to determine that a decline in fair value is other-than-temporary, a charge would be recorded to earnings in the period such determination was made.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$25,750	$—	$—	$25,750
Total assets measured at fair value	$25,750	$—	$—	$25,750

There were no changes in the three-month period ended  March 31, 2009 to the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157.

9.             COMMITMENTS AND CONTINGENCIES

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants’ motion to dismiss. After having their first complaint dismissed by the Court, the LIUNA Funds filed their First Amended Consolidated Complaint on November 24, 2008. The Company has reached a preliminary settlement in this matter that is not material to the Company’s consolidated results of operations, financial position or cash flows.  The settlement is still subject to court approval.  The Company anticipates the final settlement to occur in or around August of 2009.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, the “Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company is in the process of attempting to settle this action in light of the preliminary agreement in the securities class action listed above. The ultimate resolution of this matter is not expected to have a material impact on the Company’s future consolidated results of operations, financial position or cash flows.

On April 8, 2008, Hypertouch, Inc. filed an action in the Superior Court of California, County of Los Angeles, against the Company. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff’s alleged receipt of a large number of email messages allegedly transmitted by the Company “and/or its agents” and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 28, 2008. The Company is defending this case vigorously and is currently engaged in active discovery. On Monday, May 4, 2009, the court granted the Company’s motion for summary judgment which ended the case in this court.  The Company anticipates that Hypertouch will appeal the decision to the court of appeal.The Company does not currently believe the outcome of this matter will have a material impact on its future consolidated results of operations, financial position or cash flows.

On July 15, 2008, the Company filed a complaint against Tacoda, Inc., a subsidiary of AOL, Inc. in the United States District Court for the Central District of California for patent infringement of U.S. patent numbers 5,848,396  and 5,991,735.  The Company is seeking an unspecified amount of damages in addition to injunctive relief.

In March of 2009, Netscape, Inc., a subsidiary of AOL, Inc., filed a complaint in the United States District Court for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., Mezimedia, Inc., Webclients, Inc., and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670.  The complaint seeks an unspecified amount of damages in addition to injunctive relief.  The Company believes it has numerous defenses, including but not limited to, those related to Netscape’s failure to prosecute the ‘670 patent in the over ten-year period since it was issued.  The Company intends to defend itself vigorously against these allegations.  The Company does not believe that the outcome of this matter will have a material impact on its future consolidated results of operations, financial condition or cash flows.

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

10.          INCOME TAXES

As of December 31, 2008, the Company had recorded a liability of $62.5 million for unrecognized tax benefits. During the quarter ended March 31, 2009, the Company’s liability for unrecognized tax benefits increased by $0.5 million as a result of income tax positions taken during the period, resulting in a total liability for unrecognized tax benefits at March 31, 2009 of $63.0 million. If recognized in future periods, $63.0 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following March 31, 2009 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.8 million and $1.2 million in gross interest and penalties expense related to unrecognized tax benefits in each of the three-month periods ended March 31, 2009 and 2008, respectively.  The Company had an accrual for interest and penalties in the amount of $9.4 million and $8.5 million at March 31, 2009 and December 31, 2008, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2005 through 2008 tax years for federal purposes, 1999 and 2004 through 2008 tax years for various state jurisdictions, and 2003 through 2008 tax years for various foreign jurisdictions. The Company is currently under Internal Revenue Service audit examination for the 2007 tax year, as well as various state and foreign jurisdictions for various tax years.

11.          STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through March 31, 2009, the Company’s board of directors has authorized a total of $479.1 million for repurchases under the Program and the Company has repurchased a total of 47.1 million shares of its common stock for approximately $374.2 million. There were no repurchases under the Program during the three-month period ended March 31, 2009. As of March 31, 2009, up to an additional $105.0 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

12.          NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2009	2008

Net income	$13,217	$19,167

Weighted-average common shares outstanding - basic	86,825	97,722
Dilutive effect of stock options and employee benefit plans	197	835
Number of shares used to compute net income per common share - diluted	87,022	98,557

Net income per common share:
Basic	$0.15	$0.20
Diluted	$0.15	$0.19

The Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) effective January 1, 2009, which requires retrospective application. FSP Emerging Issues Task Force (“EITF”) 03-6-1 clarifies that instruments granted in share-based payment transactions that are considered to be participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. The impact of FSP EITF 03-6-1 did not have a material impact to the Company’s calculation of earnings per share.

Stock options and restricted stock awards totaling 3,258,000 and 6,179,000 shares during the three-month periods ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted net income per common share because their effect would have been antidilutive under the treasury stock method.

13.          RELATED PARTY TRANSACTIONS

For the three-month periods ended March 31, 2009 and 2008, respectively, the Company paid advertising costs totaling $193,000 and $672,000 to Acquisis LLC, of which a member of the Company’s board of directors is the managing partner and greater than 5% owner. The Company had an outstanding amount due to this unaffiliated entity of $62,000 and $131,000 as of March 31, 2009 and December 31, 2008, respectively, which is reflected in accounts payable and accrued expenses.

14.          LINE OF CREDIT

In November 2008, the Company obtained a line of credit with a bank group which allows for borrowings of up to $100 million through November 14, 2011. Advances under this agreement bear interest at either (i) the base rate, which is equal to the highest of (a) the lender’s prime rate, (b) the federal funds rate plus 1.50%, and (c) the one month reserve adjusted daily London Interbank Offered Rate (“LIBOR”)  rate plus 1.50%, or (ii) the LIBOR rate plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 0.50% to 1.25% for base rate loans and from 1.50% to 2.25% for LIBOR loans.

Certain of the Company’s domestic subsidiaries have guaranteed the obligations of the Company and all future domestic subsidiaries of the Company also are required to guarantee the obligations of the Company under the credit agreement. The Company’s obligations are secured by a lien on substantially all of its present and future assets pursuant to a separate security agreement. In addition, the obligations of each subsidiary guarantor are secured by a lien on substantially all of such subsidiary’s present and future assets. The subsidiary guarantees and the collateral under the Security Agreement are subject to release upon fulfillment of certain conditions specified in the credit agreement, security agreement and subsidiary guaranty agreement.

The revolving credit facility is available to be used by the Company, among other things, to fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company pays a commitment fee on unused amounts that ranges, based on the Company’s total leverage ratio, from 0.25% to 0.40% of the unused portion of the revolving credit facility, and is fixed at 0.30% through June 30, 2009. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the revolving credit facility then outstanding may be declared due and payable.  At March 31, 2009 and December 31, 2008, no amounts were outstanding on this line of credit.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (currently set at $130 million) and minimum unrestricted, unencumbered liquid asset requirements.  At March 31, 2009 and December 31, 2008, the Company was in compliance with all of the financial covenants of the line of credit agreement.

15.          SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

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

	Revenue		Segment Income from Operations
	Three-month Periods Ended March 31,
(in thousands)	2009	2008	2009	2008

Media	$63,526	$74,694	$14,907	$16,285
Affiliate Marketing	27,958	31,200	14,399	15,718
Comparison Shopping & Search	37,517	57,072	6,778	15,201
Technology	6,416	7,006	2,784	3,389
Inter-segment revenue	(376)	(846)	—	—
Total	$135,041	$169,126	$38,868	$50,593

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2009	2008

Segment income from operations	$38,868	$50,593
Corporate expenses	(6,324)	(7,305)
Stock-based compensation	(2,600)	(5,706)
Amortization of intangible assets	(6,252)	(7,657)
Consolidated income from operations	$23,692	$29,925

Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $785,000, $298,000, $518,000, and $248,000, respectively, for the three-month period ended March 31, 2009; and $874,000, $544,000, $465,000, and $214,000, respectively, for the three-month period ended March 31, 2008. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $337,000 and $341,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended March 31,
	2009	2008
United States	$115,305	$144,197
International	21,417	28,007
Inter-regional eliminations	(1,681)	(3,078)
Total	$135,041	$169,126

	Income from Operations
	Three-month Period Ended March 31,
	2009	2008
United States	$23,548	$30,011
International	144	(86)
Total	$23,692	$29,925

For the three-month period ended March 31, 2009, one customer accounted for approximately 13.4% of total revenue. For the three-month period ended March 31, 2008, one customer accounted for approximately 14.4% of total revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

ValueClick, Inc. and its subsidiaries (collectively “ValueClick” or the “Company” or in the first person, “we”, “us” and “our”) is one of the world’s largest and most comprehensive online marketing services companies. We sell targeted and measurable online advertising campaigns and programs for advertisers and advertising agency customers, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

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

We generate the audiences for our advertisers’ campaigns primarily through networks of third-party websites, other online publisher partners and search engines. We aggregate our publisher partners’ online advertising inventory into networks, optimize these networks for specific marketing goals, and deliver the campaigns across the appropriate networks’ advertising inventory. We are one of the industry’s largest online network providers, with: industry expertise and proprietary technology platforms for online advertising inventory aggregation; campaign targeting and optimization, delivery, measurement, and reporting; and, payment settlement and delivery services.

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

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. We provide powerful offerings to advertiser and advertising agency customers in the following product categories: display advertising and lead generation marketing. Prior to October 2008, we also sold a limited number of consumer products directly to end-user customers through Company-owned e-commerce websites. We divested our interest in the e-commerce websites in October 2008 as further discussed in note 4 “Discontinued Operations” to our condensed consolidated financial statements contained in this quarterly report on form 10-Q. Our Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

AFFILIATE MARKETING

Through the combination of: a large-scale pay-for-performance model built on our proprietary technology platforms; marketing expertise; and a large, quality advertising network, our Affiliate Marketing business enables advertisers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. We believe we are the largest provider of affiliate marketing services. Our Affiliate Marketing segment services, including search engine marketing (“SEM”), are offered through our wholly-owned subsidiary Commission Junction.

Affiliate Marketing segment revenues are principally driven by variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with our Affiliate Marketing platforms.  SEM revenues are driven primarily by a percentage of the revenue we generate for our advertiser customers.

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

Our Comparison Shopping & Search segment services are offered through our wholly-owned subsidiaries Pricerunner, Shopping.net and MeziMedia.  Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. Shopping.net operates in the United Kingdom.  MeziMedia, acquired in July 2007, operates its comparison shopping destination websites primarily in the United States under the Smarter.com, Shopica.com and Couponmountain.com brand names.

In addition to our Pricerunner and MeziMedia comparison shopping destination websites, Search123, which operates in Europe, is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites. Search syndication revenues are driven primarily on a CPC basis.

TECHNOLOGY

Our Technology segment provides advertisers, advertising agencies, website publishers, and other companies with the tools they need to effectively manage their online marketing programs. Our technology products and services are offered through our wholly-owned subsidiary Mediaplex, Inc., acquired in October 2001.  Mediaplex Systems was also included in our Technology segment until its divestiture in October 2008 as further discussed in note 4 “Discontinued Operations” to our condensed consolidated financial statements contained in this quarterly report on form 10-Q.  Mediaplex is an application services provider (“ASP”) offering technology infrastructure tools and services that enable marketers to implement and manage their own online advertising programs across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate.  Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser’s enterprise data system and to provide ongoing campaign optimization and analytics. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

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

	Three-month Period Ended March 31,
	2009	2008
	(in thousands)
Media
Revenue	$63,526	$74,694
Cost of revenue	29,752	33,140
Gross profit	33,774	41,554
Operating expenses	18,867	25,269
Segment income from operations	$14,907	$16,285

Affiliate Marketing
Revenue	$27,958	$31,200
Cost of revenue	3,886	4,199
Gross profit	24,072	27,001
Operating expenses	9,673	11,283
Segment income from operations	$14,399	$15,718

Comparison Shopping & Search
Revenue	$37,517	$57,072
Cost of revenue	9,591	13,787
Gross profit	27,926	43,285
Operating expenses	21,148	28,084
Segment income from operations	$6,778	$15,201

Technology
Revenue	$6,416	$7,006
Cost of revenue	949	866
Gross profit	5,467	6,140
Operating expenses	2,683	2,751
Segment income from operations	$2,784	$3,389

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$38,868	$50,593
Corporate expenses	(6,324)	(7,305)
Stock-based compensation	(2,600)	(5,706)
Amortization of intangible assets	(6,252)	(7,657)
Consolidated income from operations	$23,692	$29,925

Reconciliation of segment revenue to consolidated revenue:
Media	$63,526	$74,694
Affiliate Marketing	27,958	31,200
Comparison Shopping & Search	37,517	57,072
Technology	6,416	7,006
Inter-segment eliminations	(376)	(846)
Consolidated revenue	$135,041	$169,126

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008

Revenue.   Consolidated revenue for the three-month period ended March 31, 2009 was $135.0 million compared to $169.1 million for the same period in 2008, representing a 20.2% decrease, or $34.1 million. All of our segments experienced a year-over-year revenue decrease as further described below.

Media segment revenue decreased to $63.5 million for the three-month period ended March 31, 2009 compared to $74.7 million for the same period in 2008. The decrease of $11.2 million, or 15.0%, in Media segment revenue was attributable to a decrease in our lead generation marketing revenue of approximately $12 million, partially offset by an increase in our worldwide display advertising business. We believe the decrease in our lead generation marketing revenue was primarily due to the much weaker macroeconomic environment during the first quarter of 2009 as compared to the same period of the prior year, combined with our experience over the past several quarters that advertisers are cutting budgets in the lead generation channel more aggressively than other online channels.  We currently expect our lead generation marketing revenue to decrease further in the second quarter of 2009 due to continued macroeconomic weakness and advertiser budget cuts for this channel.

Affiliate Marketing segment revenue decreased to $28.0 million for the three-month period ended March 31, 2009 compared to $31.2 million in the same period in 2008. This decrease of $3.2 million, or 10.4%, was due to the loss of one significant customer who in-sourced their affiliate marketing program in the second quarter of 2008 and the impact of foreign currency exchange movements.

Comparison Shopping & Search segment revenue decreased to $37.5 million for the three-month period ended March 31, 2009 compared to $57.1 million in the same period in 2008. The decrease of $19.6 million, or 34.3%, was primarily attributable to the significant reduction in consumer purchasing activity that we first began experiencing in our comparison shopping destination websites in the second and third quarters of 2008. The Comparison Shopping & Search segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Technology segment revenue was $6.4 million for the three-month period ended March 31, 2009 compared to $7.0 million for the same period in 2008, a decrease of $600,000, or 8.4%.  The decrease in revenue was due to: lower average CPM pricing in the three-month period ended March 31, 2009 compared to the same period in 2008, lower volumes of ads served and the impact of foreign currency exchange movements. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Comparison Shopping & Search segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs.  Our consolidated cost of revenue was $43.9 million for the three-month period ended March 31, 2009 compared to $51.3 million for the same period in 2008, a decrease of $7.3 million, or 14.3%. Our consolidated gross margin was 67.5% and 69.7% for the three-month periods ended March 31, 2009 and 2008, respectively.

Cost of revenue for the Media segment decreased $3.4 million, or 10.2%, to $29.8 million for the three-month period ended March 31, 2009 compared to $33.1 million for the same period in 2008. Our Media segment gross margin decreased to 53.2% for the three-month period ended March 31, 2009 compared to 55.6% for the same period in 2008. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than a number of other components of Media segment revenue due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment decreased $313,000, or 7.5%, to $3.9 million for the three-month period ended March 31, 2009 compared to $4.2 million for the same period in 2008 due to the decrease in revenue.  Our Affiliate Marketing gross margin remained relatively flat at 86.1% for the first quarter of 2009 compared to 86.5% for the same period in 2008.

Cost of revenue for the Comparison Shopping & Search segment decreased $4.2 million to $9.6 million for the three-month period ended March 31, 2009 compared to $13.8 million for the same period in 2008 due to the decrease in revenue.  Our Comparison Shopping & Search segment gross margin declined slightly to 74.4% for the first quarter of 2009 from 75.8% for the same period in 2008.

Technology segment cost of revenue remained consistent at $900,000 for the three-month periods ended March 31, 2009 and 2008.  Our Technology segment gross margin decreased to 85.2% for the three-month period ended March 31, 2009 from 87.6% for the same period in 2008. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners that are not directly associated with a revenue-generating event. Total sales and marketing expenses for the three-month period ended March 31, 2009 were $37.0 million compared to $50.0 million for the same period in 2008, a decrease of $13.0 million, or 26.0%.  Sales and marketing expenses decreased primarily due to lower online advertising costs in our lead generation marketing business and our Comparison Shopping & Search segment, as well as lower stock-based compensation as further discussed in the Stock-Based Compensation section below.  Our sales and marketing expenses as a percentage of revenue decreased to 27.4% for the three-month period ended March 31, 2009 compared to 29.5% for the same period in 2008, primarily driven by the lower online advertising costs described above.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses decreased to $16.5 million, or 12.2% of revenue, for the three-month period ended March 31, 2009 compared to $20.9 million, or 12.3% of revenue, for the same period in 2008, a decrease of $4.4 million, or 21.0%. General and administrative expenses decreased primarily due to a decrease of $1.9 million in stock-based compensation and a continued focus on operating expense management in the three-month period ended March 31, 2009.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended March 31, 2009 were $7.7 million, or 5.7% of revenue, compared to $9.4 million, or 5.6% of revenue, for the same period in 2008, a decrease of $1.8 million, or 18.8%. The decrease in technology expenses was due to a decrease of $245,000 in stock-based compensation and our focus on operating expense management in the three-month period ended March 31, 2009.

Segment Income from Operations.   Media segment income from operations for the three-month period ended March 31, 2009 decreased 8.5%, or $1.4 million, to $14.9 million, from $16.3 million in the same period of the prior year, and represented 23.5% and 21.8% of Media segment revenue in these respective periods. The decrease in Media segment income from operations was due principally to a decline in our lead generation marketing revenue, offset partially by an increase in our worldwide display advertising revenue as noted above. The Media segment operating margin increased as a result of the decline in Media’s operating expenses.

Affiliate Marketing segment income from operations for the three-month period ended March 31, 2009 decreased 8.4% to $14.4 million, from $15.7 million in the same period of the prior year, and represented 51.5% and 50.4% of Affiliate Marketing segment revenue in these respective periods. The decrease in Affiliate Marketing segment income from operations was due to the lower segment revenue and the increase in operating margin was a result of lower operating expenses.

Comparison Shopping & Search segment income from operations for the three-month period ended March 31, 2009 decreased to $6.8 million from $15.2 million in the same period of the prior year, and represented 18.1% and 26.6% of Comparison Shopping & Search segment revenue in these respective periods. The decrease in income from operations and operating margin was due to lower revenues from a decline in traffic to our comparison shopping destination websites and the negative operating leverage as a result of the lower revenue.

Technology segment income from operations for the three-month period ended March 31, 2009 decreased 17.9% to $2.8 million, from $3.4 million in the same period of the prior year, and represented 43.4% and 48.4% of Technology segment revenue in these respective periods. The decrease in Technology segment income from operations and the lower operating margin were attributable to the decrease in revenue and associated negative operating leverage.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended March 31, 2009 was $2.6 million compared to $5.7 million for the same period in 2008. The decrease of $3.1 million was primarily due to stock options repurchased by the Company through a tender offer process completed in the third quarter of 2008. We currently anticipate stock-based compensation in the range of $11 million to $12 million for the year ending December 31, 2009. Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets for the three-month period ended March 31,

2009 was $6.3 million compared to $7.7 million for the same period in 2008. Certain intangible assets acquired in the acquisitions of Webclients and Fastclick, both acquired in 2005, were fully amortized in the first half of 2008 resulting in decreased amortization expense for the three-month period ended March 31, 2009 compared to the same period in 2008.  We currently anticipate amortization expense of approximately $25 million for the year ending December 31, 2009.

Interest Income and Other, Net. Interest income and other, net decreased to a negative $166,000 for the three-month period ended March 31, 2009 compared to a positive $3.0 million for the same period in 2008 due to a decrease in net interest income of $2.3 million and net higher foreign exchange losses related to intercompany receivable balances with certain of our European subsidiaries of $900,000.

Income Tax Expense.   For the three-month period ended March 31, 2009, we recorded income tax expense of $10.3 million compared to $13.8 million for the same period in 2008. The increase in the effective income tax rate for the three-month period ended March 31, 2009 to 43.8% from 41.7% in the same period of the prior year was primarily due to a decrease in tax-exempt interest income earned on our marketable securities and the impact of recent tax law changes on net deferred taxes. We currently anticipate an effective income tax rate for the year ending December 31, 2009 of approximately 42%. We expect the full year effective income tax rate to be lower than the effective income tax rate for the three-month period ended March 31, 2009 due to the impact of the recent tax law change on net deferred taxes recorded in the three-month period ended March 31, 2009.

Liquidity and Capital Resources

Since our inception and through the first quarter of 2009, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At March 31, 2009, our combined cash, cash equivalents and marketable securities balances totaled $130.2 million.

Net cash provided by operating activities totaled $40.9 million for the three months ended March 31, 2009 compared to $50.1 million in the same period of 2008. The decrease from 2008 was due primarily to a decrease in net income before non-cash depreciation, amortization, provision for doubtful accounts and stock-based compensation of $9.6 million.

Net cash used in investing activities for the three-month period ended March 31, 2009 of $59.4 million was the result of the use of $60.8 million for the payment of the contingent consideration related to the acquisition of MeziMedia and $800,000 used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $2.2 million. The net cash provided by investing activities for the three months ended March 31, 2008 of $1.7 million was the result of the use of $101.0 million for the payment of the contingent consideration related to the acquisition of MeziMedia and $1.6 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $104.2 million.

Net cash provided by financing activities of $1.2 million for the three months ended March 31, 2009 was primarily due to proceeds received from our employee stock programs.  Net cash used in financing activities of $37.2 million for the three months ended March 31, 2008 was primarily due to $39.3 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $2.1 million received from our employee stock programs.

Marketable Securities

Marketable securities as of March 31, 2009 consisted of auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. As of March 31, 2009, our marketable securities portfolio consisted of ARS with a par value of $33.9 million and an estimated fair value of $25.8 million. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically have allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities. As a result of these failed auctions, we have been unable to liquidate these securities and the interest rates on these ARS reset to contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices. In the event we need to sell these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market.

As a result of the remaining uncertainty in the market for ARS, we have classified these investments as “non-current” in the accompanying condensed consolidated balance sheet as of March 31, 2009. Additionally, we have reduced the fair value for these investments from their par value of $33.9 million to an estimated fair value of $25.8 million. Because we have both the intent and ability to hold the ARS until recovery, we consider this reduction in value to be temporary, and have recorded it as an unrealized loss in accumulated other comprehensive income.

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), we have determined that we utilize unobservable (Level 3) inputs in establishing the estimated fair value of the ARS of $25.8 million at March 31, 2009. In periods prior to February 2008, due to successful auctions, quoted market prices were readily available for these ARS, which would qualify as Level 1 inputs under SFAS 157.

However, due to the events discussed above which resulted in the lack of an active market for ARS, and due to the lack of other observable market data with similar characteristics to our ARS holdings, we have estimated the fair values of these ARS utilizing discounted cash flow analyses as of March 31, 2009. These analyses consider, among other factors, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of expected future cash flows, and expectations of when the ARS are expected to have successful auctions. Due to these events, we continue to classify all of our ARS fair value measurements as Level 3.

Line of Credit

In November 2008, we entered into a $100 million line of credit with a bank group.  The line of credit has a term of three years and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in note 14 “Line of Credit” to our condensed consolidated financial statements.  The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock, and for general corporate purposes. We did not borrow against the line of credit in the three-month period ended March 31, 2009 or during 2008, and thus no amount was outstanding against the line of credit at March 31, 2009 and December 31, 2008, respectively.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through March 31, 2009, our board of directors had authorized a total of $479.1 million for repurchases under the Program and we have repurchased a total of 47.1 million shares of our common stock for approximately $374.2 million. There were no repurchases under the Program during the three-month period ended March 31, 2009. As of March 31, 2009, we have $105.0 million available under the Program to repurchase shares of our outstanding common stock.

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

Commitments and Contingencies

There were no significant changes to our commitments and contingencies during the three-month period ended March 31, 2009.

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

In connection with our purchase of MeziMedia in July 2007, the founders of MeziMedia may be entitled to contingent consideration of up to $81.2 million if certain revenue and earnings targets are met by MeziMedia for the year ending December 31, 2009. Based upon recent performance of this business, and the weak macroeconomic environment, we do not currently expect to be obligated to make this additional payment.

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

•       the timing and outcome of examinations by tax authorities;

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the disclosure requirements of FSP SFAS 107-1 and APB 28-1.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. In response to this FSP, in April 2009, the SEC published staff accounting bulletin (“SAB”) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“Topic 5.M.”). This SAB maintains the staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. We are currently evaluating the potential impact, if any, the adoption of SAB No. 111 and FSP SFAS 115-2 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the potential impact, if any, the adoption of FSP SFAS 157-4 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The nature and magnitude of the specific effects that FSP 141R-1 will have on our consolidated financial statements will depend upon the nature, term and size of acquired contingencies resulting from future acquisitions.

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

Marketable securities as of March 31, 2009 consist of highly rated auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically has allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling the ARS at par. See further discussion of our marketable securities portfolio and ARS holdings in the “Liquidity and Capital Resources” section of Item 2 of this Form 10-Q under the header “Marketable Securities”.

Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for ARS to be weighted based on the auction reset date. Due to the current illiquidity in the ARS market, we have temporarily excluded our ARS from the determination of compliance with the maturity limitations of our internal investment policy. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of March 31, 2009, the net unrealized loss in our investments in ARS totaled $8.1 million, reflecting the current lack of liquidity for these instruments.

During the quarter ended March 31, 2009, our investments in marketable securities yielded an annual effective interest rate of 1.58% and an annual taxable equivalent yield of 2.33%. If interest rates were to decrease 100 basis points, the impact would be an immaterial decrease in our interest income. In addition, if the issuers of our ARS were unable to continue to make the contractual interest payments, the result would be an annual decrease in our interest income of approximately $512,000.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the three-month period ended March 31, 2009 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $9.5 million, an estimated reduction of income before income taxes of approximately $1.3 million and an estimated reduction of net assets, excluding intercompany balances, of approximately $6.2 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of March 31, 2009, we had $36.4 million in cash and cash equivalents and $18.1 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

(b)                                 Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants’ motion to dismiss. After having their first complaint dismissed by the Court, the LIUNA Funds filed their First Amended Consolidated Complaint on November 24, 2008. The Company has reached a preliminary settlement in this matter that is not material to the Company’s consolidated results of operations, financial position or cash flows. The settlement is still subject to court approval.   The Company anticipates the final settlement to occur in or around August of 2009.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, the “Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company is in the process of attempting to settle this action in light of the agreement in the securities action listed above. The ultimate resolution of this matter is not expected to have a material impact on the Company’s future consolidated results of operations, financial position or cash flows.

On April 8, 2008, Hypertouch, Inc. filed an action in the Superior Court of California, County of Los Angeles, against the Company. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff’s alleged receipt of a large number of email messages allegedly transmitted by the Company “and/or its agents” and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 28, 2008. The Company is defending this case vigorously and is currently engaged in active discovery. On Monday, May 4, 2009, the court granted the Company’s motion for summary judgment which ended the case in this court.  The Company anticipates that Hypertouch will appeal the decision to the court of appeal. The Company does not currently believe the outcome of this matter will have a material impact on its future consolidated results of operations, financial position or cash flows.

On July 15, 2008, the Company filed a complaint against Tacoda, Inc., a subsidiary of AOL, Inc. in the United States District Court for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735.  The Company is seeking an unspecified amount of damages in addition to injunctive relief.

In March of 2009, Netscape, Inc., a subsidiary of AOL, Inc. filed a complaint in the United States District Court for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., Mezimedia, Inc., Webclients, Inc., and Fastclick, Inc.  for alleged patent infringement of U.S. patent number 5,774,670.  The Complaint seeks an unspecified amount of damages in addition to injunctive relief.  The Company believes that it has numerous defense, including but not limited to, those related to Netscape’s failure to prosecute the ‘670 patent in the over ten-year period since it was issued.  The Company intends to defend itself vigorously against these allegations.  The Company does not believe that the outcome of this matter will have a material impact on its future consolidated results of operations, financial condition or cash flows.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risks before you decide to buy shares of our common stock. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

In 2008, we began experiencing weakness across most of our business segments in connection with deteriorating macroeconomic conditions in the United States and Europe. Our consolidated revenue and profitability decreased in the first quarter of 2009 as compared to the first quarter of 2008.  We currently anticipate that our full year 2009 revenue and positive cash flow will be less than our full year 2008 revenue.  We are not able to predict whether general macroeconomic conditions, or conditions in the online advertising industry specifically, will worsen or improve, or the timing of such developments.  If macroeconomic conditions worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically.  Further, when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue, profitability and positive cash flow that we achieved prior to the macroeconomic downturn.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 47% of our revenue for the three-month period ended March 31, 2009 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

OUR LEAD GENERATION MARKETING REVENUE HAS DECREASED SIGNIFICANTLY OVER THE PAST TWO YEARS AND WE EXPECT A FURTHER DECREASE IN THE SECOND QUARTER OF 2009.

Our lead generation marketing revenue was $32.0 million in the three-month period ended March 31, 2009, compared to $43.9 million in the three-month period ended March 31, 2008 and $75.6 million in the three-month period ended March 31, 2007.  Due to the challenging economic environment and generally smaller advertising budgets, we currently expect our lead generation marketing revenue to decrease further in the three-month period ending June 30, 2009.  In addition to the general economic conditions negatively impacting most online marketing channels, our lead generation marketing business has experienced a relatively larger negative impact as other online marketing channels (such as search and display advertising) have become relatively more effective for advertisers, due in part to lower average pricing across these channels and technology improvements.  While we are working on a number of initiatives to increase the performance of our lead generation marketing business, there can be no assurances that we can prevent further decreases from the current revenue levels or that we will be able to increase our lead generation marketing revenue to the levels achieved in prior periods.

OUR COMPARISON SHOPPING & SEARCH SEGMENT REVENUE IS SUBJECT TO CUSTOMER CONCENTRATION RISKS. THE LOSS OF ONE OR MORE OF THE MAJOR CUSTOMERS IN OUR COMPARISON SHOPPING & SEARCH SEGMENT COULD SIGNIFICANTLY AND NEGATIVELY IMPACT THE REVENUE AND PROFITABILITY LEVELS OF THIS SEGMENT.

Our comparison shopping & search business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites. A large portion of the revenue in our comparison shopping & search business is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR COMPARISON SHOPPING DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR COMPARISON SHOPPING & SEARCH SEGMENT.

We generate online consumer traffic for our comparison shopping destination websites using various methods, including: organic traffic, offline marketing campaigns, distribution agreements, search engine marketing (SEM) and search engine optimization (SEO). The current revenue and profitability levels of our Comparison Shopping & Search segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our comparison shopping destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Comparison Shopping & Search segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our comparison shopping destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines.  In addition, in 2008, our Comparison Shopping & Search business received feedback from our advertiser partners, including the major search engines, that their conversion rate requirements were increasing in the face of a weakening consumer environment.  To accommodate the higher conversion rate requirements, we have been required to adjust how our comparison shopping destination websites generate online consumer traffic.  These adjustments have resulted in lower volumes of online consumer traffic to our comparison shopping destination websites and a corresponding decrease to the revenue and profitability we are able to generate in our Comparison Shopping and Search segment. There can be no assurances that the conversion rate requirements of our advertiser partners will lessen in the future or that we will be able to regain the levels of revenue and profitability we achieved in our Comparison shopping & search business prior to this increase in conversion rate requirements.

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. One of the primary competitors of our Search123.com subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as MIVA and Google. MIVA and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement. The Company is currently involved in two patent disputes with subsidiaries of AOL, Inc.  On July, 15, 2008, the Company filed a complaint against Tacoda, Inc., a subsidiary of AOL, Inc., in the United States District Court for the for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735.  In March of 2009, Netscape, Inc. a subsidiary of AOL, Inc., filed a complaint in the United States District Court for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., Mezimedia, Inc. Webclients, Inc. and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670.   In general, intellectual property litigation can be costly and could require us to change our business practices, could potentially hinder or prevent our ability to deliver our products and services and could divert management’s attention.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. We lease data center space in various locations in northern and southern California; Mechanicsburg, Pennsylvania; Stockholm, Sweden; and Shanghai, China. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the “Spy Act of 2007”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. The Federal Trade Commission (“FTC”) conducted an investigation into certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, the Company agreed to a stipulated injunction with the FTC resolving this matter. The injunction makes clear that it constitutes no finding of any impermissible conduct by the company in the past under preexisting FTC regulations then in effect. But the injunction also imposes new FTC guidelines for promotional lead generation activities, consistent with the approach that the agency has recently begun to apply to the company’s competitors. Compliance with these new FTC guidelines may adversely affect our ability to operate in the lead generation sector. In addition, the FTC has recently issued its report on Self-Regulatory Principles for Online Behavioral Advertising which promotes principles designed to encourage meaningful self-regulation with regard to online behavioral advertising within the industry, however its message strongly encourages that industry participants come up with more meaningful and rigorous self-regulation or invites legislation by states, Congress or a more regulatory approach by the FTC.  Such legislation or increased regulatory approach by the FTC may adversely affect our ability to grow the Company’s media division and effectively grow its behavioral targeting platform.  Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

SEVERAL STATES HAVE IMPLEMENTED OR PROPOSED REGULATIONS THAT IMPOSE SALES TAX ON CERTAIN ECOMMERCE TRANSACTIONS INVOLVING THE USE OF AFFILIATE MARKETING PROGRAMS.

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher who facilitated that sale is a New York-based entity. In addition, several other states, including California, have proposed similar regulations. While the New York sales tax requirement has not had a material impact on the Company’s Affiliate Marketing segment results of operations, the Company is unable to determine the impact on its Affiliate Marketing business if other states adopt similar requirements.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $322 million.  As of March 31, 2009, we have $171.6 million and $73.3 million of goodwill and amortizable intangible assets, respectively, remaining.

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

As more fully described in note 10 “Income Taxes” to our consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

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

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of

March 31, 2009, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 8, 2009