Form 10-Q
period 2009-06-30
VALUECLICK INC/CA
filed 2009-08-07
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2009 was 87,152,959.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,205	$122,487
Marketable securities	—	2,175
Accounts receivable, net	74,657	108,611
Prepaid expenses and other current assets	6,141	5,155
Income taxes receivable	6,976	4,313
Deferred tax assets	9,519	11,047
Total current assets	232,498	253,788
Marketable securities	23,498	25,750
Property and equipment, net	13,120	15,514
Goodwill	172,593	172,583
Intangible assets acquired in business combinations, net	67,828	80,042
Deferred tax assets, less current portion	54,640	53,661
Other assets	1,706	1,941
TOTAL ASSETS	$565,883	$603,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$94,005	$173,407
Income taxes payable	627	1,722
Deferred tax liabilities	37	15
Deferred revenue	1,453	1,461
Total current liabilities	96,122	176,605
Income taxes payable, less current portion	73,545	71,021
Deferred tax liabilities, less current portion	1,896	2,174
TOTAL LIABILITIES	171,563	249,800

Commitments and contingencies (note 9)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 87,151,709 and 86,743,612 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	87	87
Additional paid-in capital	613,678	607,143
Accumulated other comprehensive income	(11,498)	(17,715)
Accumulated deficit	(207,947)	(236,036)
Total stockholders’ equity	394,320	353,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,883	$603,279

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three-month Period Ended June 30,
	2009	2008

Revenue	$130,364	$158,524
Cost of revenue	39,849	49,042
Gross profit	90,515	109,482
Operating expenses:
Sales and marketing (includes stock-based compensation of $601 and $1,648 for 2009 and 2008, respectively)	36,764	44,673
General and administrative (includes stock-based compensation of $1,557 and $2,947 for 2009 and 2008, respectively)	16,735	19,524
Technology (includes stock-based compensation of $362 and $651 for 2009 and 2008, respectively)	7,318	9,638
Amortization of intangible assets acquired in business combinations	6,287	7,680
Total operating expenses	67,104	81,515

Income from operations	23,411	27,967
Interest income and other, net	1,195	1,410
Income before income taxes	24,606	29,377
Income tax expense	9,734	12,829
Income from continuing operations	14,872	16,548

Loss from discontinued operations (Note 4)	—	(59)

Net income	$14,872	$16,489

Other comprehensive income:
Foreign currency translation	6,874	(99)
Change in market value of marketable securities, net of tax	1,948	(347)
Comprehensive income	$23,694	$16,043

Basic net income per common share
Continuing operations	$0.17	$0.17
Discontinued operations	—	—
	$0.17	$0.17
Diluted net income per common share
Continuing operations	$0.17	$0.17
Discontinued operations	—	—
	$0.17	$0.17
Weighted-average shares used to calculate net income per common share:
Basic	87,071	95,363
Diluted	87,645	96,133

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Six-month Period Ended June 30,
	2009	2008

Revenue	$265,405	$327,650
Cost of revenue	83,796	100,294
Gross profit	181,609	227,356
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,211 and $3,262 for 2009 and 2008, respectively)	73,754	94,643
General and administrative (includes stock-based compensation of $3,155 and $6,402 for 2009 and 2008, respectively)	33,229	40,404
Technology (includes stock-based compensation of $754 and $1,288 for 2009 and 2008, respectively)	14,984	19,080
Amortization of intangible assets acquired in business combinations	12,539	15,337
Total operating expenses	134,506	169,464

Income from operations	47,103	57,892
Interest income and other, net	1,029	4,457
Income before income taxes	48,132	62,349
Income tax expense	20,043	26,588
Income from continuing operations	28,089	35,761

Loss from discontinued operations (Note 4)	—	(105)

Net income	$28,089	$35,656

Other comprehensive income:
Foreign currency translation	4,267	2,860
Change in market value of marketable securities, net of tax	1,950	(3,512)
Comprehensive income	$34,306	$35,004

Basic net income per common share
Continuing operations	$0.32	$0.37
Discontinued operations	—	—
	$0.32	$0.37
Diluted net income per common share
Continuing operations	$0.32	$0.37
Discontinued operations	—	—
	$0.32	$0.37
Weighted-average shares used to calculate net income per common share:
Basic	86,949	96,543
Diluted	87,335	97,345

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six-month Period Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$28,089	$35,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,861	20,665
Provision for doubtful accounts and sales credits	3,405	2,802
Non-cash, stock-based compensation	5,120	11,117
Deferred income taxes	194	(5,286)
Tax benefit from stock-based awards	132	225
Excess tax benefit from stock-based awards	(146)	(382)
Changes in operating assets and liabilities	11,846	1,463
Net cash provided by operating activities	65,501	66,260

Cash flows from investing activities:
Purchases of marketable securities	—	(39,487)
Proceeds from the maturities and sales of marketable securities	6,377	150,727
Purchases of property and equipment	(1,876)	(4,657)
Acquisition of businesses and related payments	(62,696)	(105,419)
Net cash (used in) provided by investing activities	(58,195)	1,164

Cash flows from financing activities:
Repurchases and retirement of common stock	—	(54,733)
Proceeds from employee stock programs	1,302	4,921
Excess tax benefit from stock-based awards	146	382
Net cash provided by (used in) financing activities	1,448	(49,430)

Effect of exchange rate changes on cash and cash equivalents	3,964	513
Net increase in cash and cash equivalents	12,718	18,507

Cash and cash equivalents, beginning of period	122,487	82,767
Cash and cash equivalents, end of period	$135,205	$101,274

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (“ValueClick” or the “Company”) offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels—display advertising, lead generation marketing, email marketing, search marketing, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable marketers to implement, manage and analyze their online advertising programs. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Comparison Shopping & Search, and Technology.

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

AFFILIATE MARKETING—ValueClick’s Affiliate Marketing segment, through the combination of: a large-scale pay-for-performance model built on the Company’s proprietary technology platforms; marketing expertise; and a large, quality advertising network, enables the Company’s customers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. The Company’s Affiliate Marketing segment services, including search engine marketing (“SEM”), are offered through its wholly-owned subsidiary Commission Junction.  Affiliate Marketing segment revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid to affiliates or on a percentage of transaction revenue generated from the programs managed with the Company’s affiliate marketing platforms.  SEM revenues are driven primarily by a percentage of the revenue the Company generates for its advertiser customers.

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

TECHNOLOGY— ValueClick’s Technology segment operates through its wholly-owned subsidiary Mediaplex.  Mediaplex Systems was also included in the Company’s Technology segment until its divestiture in October 2008 as further discussed in note 4. Mediaplex is an application services provider (“ASP”) offering technology products and services that enable marketers to implement and manage their own online advertising programs across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate.  The Company’s Mediaplex products are based on its proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser’s enterprise data system and to provide ongoing campaign optimization and cross-channel analytics. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 2, 2009. The Company has evaluated subsequent events through August 7, 2009, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.  The December 31, 2008 condensed consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

2.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 107 and APB 28-1 did not impact the Company’s consolidated financial statements.  See note 8 “Fair Value Measurements” for further information.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. In response to this FSP, in April 2009, the SEC published staff accounting bulletin (“SAB”) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” (“Topic 5.M.”). This SAB maintains the staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. The adoption of SAB No. 111 and FSP SFAS 115-2 did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not impact the Company’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated and whether the date corresponds with the release of the entities’ financial statements. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. See note 1, “The Company and Basis of Presentation” for further information.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which replaces SFAS No. 162, “The Hierarchy of GAAP”. SFAS No. 168 identifies the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, SFAS No. 168 is not expected to have an impact on the Company’s consolidated financial statements. The Company will adjust historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

3.                                      STOCK-BASED COMPENSATION

In the three-month periods ended June 30, 2009 and 2008, the Company recognized stock-based compensation of $2.5 million and $5.2 million, respectively. In the six-month periods ended June 30, 2009 and 2008, the Company recognized stock-based compensation of $5.1 million and $11.0 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008

Sales and marketing	$601	$1,648	$1,211	$3,262
General and administrative	1,557	2,947	3,155	6,402
Technology	362	651	754	1,288
Stock-based compensation	2,520	5,246	5,120	10,952
Related income tax benefits	(790)	(1,851)	(1,596)	(3,825)
Stock-based compensation, net of tax benefits	$1,730	$3,395	$3,524	$7,127

4.                                      DISCONTINUED OPERATIONS

In October 2008, the Company sold two non-core businesses, Mediaplex Systems and the ink-jet e-commerce business. Mediaplex Systems was included in the Company’s Technology operating segment, while the e-commerce business was included in the Media operating segment. The divestitures generated total gross consideration of $15.9 million and a pretax gain of $10.1 million ($5.0 million, net of income taxes). The Company may also receive up to an additional $6.2 million in consideration upon the resolution of certain contingencies.  Any additional amounts received in the future will be recorded in discontinued operations.

The following amounts related to Mediaplex Systems and the ink-jet e-commerce business were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008

Revenue	$—	$5,327	$—	$12,258

Loss before income taxes from discontinued operations	—	(97)	—	(175)
Income tax benefit	—	(38)	—	(70)
Loss from discontinued operations, net of tax	$—	$(59)	$—	$(105)

5.                                      GOODWILL AND INTANGIBLE ASSETS ACQUIRED IN BUSINESS COMBINATIONS

The changes in the carrying amount of goodwill, by reporting unit, for the six-month period ended June 30, 2009 were as follows (in thousands):

	Balance at December 31, 2008	Additions and Adjustments	Balance at June 30, 2009
Reporting Units:
Media	$119,455	$(16)	$119,439
Affiliate Marketing	29,840	8	29,848
Comparison Shopping & Search	23,288	18	23,306
Technology	—	—	—
Total goodwill	$172,583	$10	$172,593

For the six-month period ended June 30, 2009, the changes in goodwill noted above were primarily due to the impact of currency exchange rate fluctuations and, with respect to the Media reporting unit, includes tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Fastclick.

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets acquired in business combinations as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
June 30, 2009:
Customer, affiliate and advertiser relationships	$76,984	$(45,879)	$31,105
Trademarks, trade names and domain names	33,593	(14,640)	18,953
Developed technologies and websites	26,700	(12,830)	13,870
Covenants not to compete	7,525	(3,625)	3,900
Total intangible assets	$144,802	$(76,974)	$67,828

December 31, 2008:
Customer, affiliate and advertiser relationships	$81,596	$(44,793)	$36,803
Trademarks, trade names and domain names	32,929	(11,739)	21,190
Developed technologies and websites	30,992	(13,784)	17,208
Covenants not to compete	15,819	(10,978)	4,841
Total intangible assets	$161,336	$(81,294)	$80,042

For the six-month period ended June 30, 2009, the decreases in the gross balances and respective accumulated amortization balances were due primarily to the write-off of fully amortized intangible assets totaling $17.5 million. The Company recognized amortization expense of $6.3 million and $7.7 million on intangible assets for the three-month periods ended June 30, 2009 and 2008, respectively. Amortization expense was $12.5 million and $15.3 million for the six-month periods ended June 30, 2009 and 2008, respectively. Estimated intangible asset amortization expense for the remainder of 2009, the succeeding five years and thereafter is as follows (in thousands):

Six months ending December 31, 2009	$12,665
2010	$24,772
2011	$17,569
2012	$7,888
2013	$1,401
2014	$1,401
Thereafter	$2,132

6.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.8 million and $5.9 million at June 30, 2009 and December 31, 2008, respectively. No customer comprised more than 10% of accounts receivable at June 30, 2009 or December 31, 2008.

7.                                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	44,053	46,276
Furniture and equipment	4,421	4,412
Leasehold improvements	3,378	3,299
Vehicles	56	56
Property and equipment, gross	54,708	56,843
Less: accumulated depreciation and amortization	(41,588)	(41,329)
Total property and equipment, net	$13,120	$15,514

8.                                      FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), except as it applied to the nonfinancial assets and nonfinancial liabilities subject to FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which the Company adopted effective January 1, 2009. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s investment in marketable securities, which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities consisted of auction rate securities (“ARS”) at June 30, 2009, which had an aggregate cost of $29.7 million and an estimated fair value of $23.5 million. Marketable securities at December 31, 2008 consisted primarily of ARS, and had an aggregate cost of $36.0 million and an estimated fair value of $27.9 million.

Due to the continuing auction failures of the Company’s ARS through the second quarter of 2009, there are no readily determinable market values for these ARS. As quoted prices in an active market were not available, the fair values of these ARS were estimated utilizing discounted cash flow analyses as of June 30, 2009. These analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the ARS are expected to have a successful auction (liquidity).

As a result of the remaining uncertainty in the market for ARS, the Company has classified these investments as “non-current” assets in the accompanying condensed consolidated balance sheet as of June 30, 2009. Additionally, the fair value of these investments has been reduced from their par value of $29.7 million to an estimated fair value of $23.5 million.  Because the Company does not intend to sell any of its ARS, nor does it believe it will be required to sell any of these securities before recovering their cost basis, the decline in fair value is considered temporary, and has been recorded as an unrealized loss in accumulated other comprehensive income.  If the Company were to determine that a decline in fair value is other-than-temporary, a charge would be recorded to earnings in the period such determination was made.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$23,498	$—	$—	$23,498
Total assets measured at fair value	$23,498	$—	$—	$23,498

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities

Balance at December 31, 2008	$25,750
Transfers in and out of Level 3	—
Redemptions by issuer (1)	(4,200)
Unrealized gains included in other comprehensive income (2)	1,948
Balance at June 30, 2009	$23,498

(1)                                  In June 2009, certain of the Company’s ARS with an aggregate par value of $4.2 million were redeemed by the issuer at par.

(2)                                  Unrealized gains of $1.9 million represent the reversal of a previously recorded temporary impairment associated with the redeemed ARS in June 2009.

9.                                      COMMITMENTS AND CONTINGENCIES

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January 2008, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants’ motion to dismiss. After having their first complaint dismissed by the Court, the LIUNA Funds filed their First Amended Consolidated Complaint on November 24, 2008. The Company has reached a settlement in this matter that is not material to the Company’s consolidated results of operations, financial position or cash flows. This settlement is still subject to final court approval.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, the “Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company has reached a settlement in this matter that is not material to the Company’s consolidated results of operations, financial position, or cash flows. This settlement is still subject to final court approval.

On April 8, 2008, Hypertouch, Inc. filed an action in the Superior Court of California, County of Los Angeles, against the Company. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff’s alleged receipt of a large number of email messages allegedly transmitted by the Company “and/or its agents” and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 28, 2008.  On May 4, 2009, the court granted the Company’s motion for summary judgment which ended the case in this court.  The Company anticipates that Hypertouch will appeal the decision to the court of appeal.

On July 15, 2008, the Company filed a complaint against Tacoda, Inc., a subsidiary of AOL, Inc. in the United States District Court for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735. The Company is seeking an unspecified amount of damages in addition to injunctive relief.

In March of 2009, Netscape, Inc., a subsidiary of AOL, Inc., filed a complaint in the United States District Court for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., Mezimedia, Inc., Webclients, Inc., and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670.  The complaint seeks an unspecified amount of damages in addition to injunctive relief.  The Company believes it has valid defenses and intends to defend itself vigorously against these allegations.  On July 23, 2009, the Company defendants filed a cross-complaint against Netscape for, among other things, fraud.

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

10.                               INCOME TAXES

As of December 31, 2008, the Company had recorded a liability of $62.5 million for unrecognized tax benefits. For the three- and six-month periods ended June 30, 2009, the Company’s liability for unrecognized tax benefits increased by $0.4 million and $0.9 million, respectively, as a result of income tax positions taken during the period, resulting in a total liability for unrecognized tax benefits at June 30, 2009 of $63.4 million. If recognized in future periods, $63.4 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following June 30, 2009 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.8 million and $1.0 million in gross interest and penalties expense related to unrecognized tax benefits in each of the three-month periods ended June 30, 2009 and 2008, respectively.  During the six-month periods ended June 30, 2009 and 2008, the Company recognized $1.6 million and $2.2 million, respectively, in gross interest and penalties expense related to unrecognized tax benefits. The Company had an accrual for interest and penalties in the amount of $10.2 million and $8.5 million at June 30, 2009 and December 31, 2008, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2005 through 2008 tax years for federal purposes, 1999 and 2004 through 2008 tax years for various state jurisdictions, and 2003 through 2008 tax years for various foreign jurisdictions. The Company is currently under Internal Revenue Service audit examination for the 2007 tax year, as well as various state jurisdictions for various tax years.

11.                               STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through June 30, 2009, the Company’s board of directors has authorized a total of $479.1 million for repurchases under the Program and the Company has repurchased a total of 47.1 million shares of its common stock for approximately $374.2 million. There were no repurchases under the Program during the three- and six-month periods ended June 30, 2009. As of June 30, 2009, up to an additional $105.0 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

12.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008

Net income	$14,872	$16,489	$28,089	$35,656

Weighted-average common shares outstanding - basic	87,071	95,363	86,949	96,543
Dilutive effect of stock options and employee benefit plans	574	770	386	802
Number of shares used to compute net income per common share — diluted	87,645	96,133	87,335	97,345

Net income per common share:
Basic	$0.17	$0.17	$0.32	$0.37
Diluted	$0.17	$0.17	$0.32	$0.37

The Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) effective January 1, 2009, which requires retrospective application. FSP Emerging Issues Task Force (“EITF”) 03-6-1 clarifies that instruments granted in share-based payment transactions that are considered to be participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. The impact of FSP EITF 03-6-1 did not have a material impact on the Company’s calculation of earnings per share.

Employee stock-based awards totaling 2,952,000 and 6,019,000 shares during the three-month periods ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted net income per common share because their effect would have been antidilutive under the treasury stock method.  For the six-month periods ended June 30, 2009 and 2008, the number of these antidilutive shares excluded from the diluted net income per common share computation was 3,183,000 and 6,099,000, respectively.

13.                               RELATED PARTY TRANSACTIONS

For the three-month periods ended June 30, 2009 and 2008, the Company paid advertising costs totaling $330,000 and $227,000, respectively, to Acquisis LLC, of which a member of the Company’s board of directors is the managing partner and greater than 5% owner. For the six-month periods ended June 30, 2009 and 2008, the Company paid advertising costs totaling $523,000 and $806,000, respectively, to Acquisis LLC. The Company had an outstanding amount due to this unaffiliated entity of $90,000 and $131,000 as of June 30, 2009 and December 31, 2008, respectively, which is included in accounts payable and accrued expenses.

14.                               LINE OF CREDIT

In November 2008, the Company obtained a line of credit with a bank group which allows for borrowings of up to $100 million through November 14, 2011. Advances under this agreement bear interest at either (i) the base rate, which is equal to the highest of (a) the lender’s prime rate, (b) the federal funds rate plus 1.50%, and (c) the one month reserve adjusted daily London Interbank Offered Rate (“LIBOR”) plus 1.50%, or (ii) LIBOR plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 0.50% to 1.25% for base rate loans and from 1.50% to 2.25% for LIBOR loans.

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

The revolving credit facility is available to be used by the Company, among other things, to fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company pays a commitment fee on unused amounts that ranges, based on the Company’s total leverage ratio, from 0.25% to 0.40% of the unused portion of the revolving credit facility, and was fixed at 0.30% through June 30, 2009. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the revolving credit facility then outstanding may be declared due and payable.  At June 30, 2009 and December 31, 2008, no amounts were outstanding on this line of credit.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (currently set at $130 million) and minimum unrestricted, unencumbered liquid asset requirements. At June 30, 2009 and December 31, 2008, the Company was in compliance with all of the financial covenants of the line of credit agreement.

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

	Revenue		Segment Income from Operations
	Three-month Periods Ended June 30,
(in thousands)	2009	2008	2009	2008

Media	$58,707	$76,429	$13,311	$18,882
Affiliate Marketing	26,059	29,827	12,282	14,463
Comparison Shopping & Search	38,775	45,439	9,949	10,494
Technology	7,125	7,633	3,478	3,889
Inter-segment revenue	(302)	(804)	—	—
Total	$130,364	$158,524	$39,020	$47,728

	Revenue		Segment Income from Operations
	Six-month Periods Ended June 30,
(in thousands)	2009	2008	2009	2008

Media	$122,233	$151,123	$28,218	$35,167
Affiliate Marketing	54,017	61,027	26,681	30,181
Comparison Shopping & Search	76,292	102,511	16,727	25,695
Technology	13,541	14,639	6,262	7,278
Inter-segment revenue	(678)	(1,650)	—	—
Total	$265,405	$327,650	$77,888	$98,321

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008

Segment income from operations	$39,020	$47,728	$77,888	$98,321
Corporate expenses	(6,802)	(6,835)	(13,126)	(14,140)
Stock-based compensation	(2,520)	(5,246)	(5,120)	(10,952)
Amortization of intangible assets	(6,287)	(7,680)	(12,539)	(15,337)
Consolidated income from operations	$23,411	$27,967	$47,103	$57,892

Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $769,000, $266,000, $436,000, and $262,000, respectively, for the three-month period ended June 30, 2009; and $882,000, $471,000, $480,000, and $232,000, respectively, for the three-month period ended June 30, 2008. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $403,000 and $343,000 for the three-month periods ended June 30, 2009 and 2008, respectively. Depreciation and amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $1.6 million, $565,000, $954,000, and $510,000, respectively, for the six-month period ended June 30, 2009; and $1.8 million, $1.0 million, $944,000, and $446,000, respectively, for the six-month period ended June 30, 2008. Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $739,000 and $685,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008
United States	$110,085	$133,853	$225,390	$278,050
International	21,051	27,616	42,468	55,623
Inter-regional eliminations	(772)	(2,945)	(2,453)	(6,023)
Total	$130,364	$158,524	$265,405	$327,650

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008
United States	$21,357	$27,721	$44,905	$57,732
International	2,054	246	2,198	160
Total	$23,411	$27,967	$47,103	$57,892

For the three- and six-month periods ended June 30, 2009, one customer accounted for approximately 15.6% and 14.5%, respectively, of total revenue. For the three- and six-month periods ended June 30, 2008, one customer accounted for approximately 13.2% and 13.8%, respectively, of total revenue.

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

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. Our Media segment offers marketers a range of online media solutions in the categories of display advertising, lead generation marketing and email marketing. We have aggregated thousands of online publishers to provide marketers with access to one of the largest display advertising networks. Prior to October 2008, we also sold a limited number of consumer products directly to end-user customers through Company-owned e-commerce websites. We divested our interest in the e-commerce websites in October 2008 as further discussed in note 4 “Discontinued Operations” to our condensed consolidated financial statements contained in this quarterly report on form 10-Q. Our Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

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

COMPARISON SHOPPING & SEARCH

Our online Comparison Shopping destination websites enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technology. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews. Our service is free for consumers, and our customers primarily pay us on a CPC basis for traffic delivered to the customers’ websites from listings on our websites.

Our Comparison Shopping & Search segment services are offered through our wholly-owned subsidiaries Pricerunner and MeziMedia.  Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, Germany, France, Denmark, and Austria.  MeziMedia, acquired in July 2007, operates its comparison shopping destination websites in the United States, Japan and Europe under the Smarter.com, Shopica.com and Couponmountain.com brand names.

In addition to our Pricerunner and MeziMedia comparison shopping destination websites, Search123, which operates in Europe, is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites. Search syndication revenues are driven primarily on a CPC basis.

TECHNOLOGY

Our Technology segment operates through our wholly-owned subsidiary Mediaplex.  Mediaplex Systems was also included in our Technology segment until its divestiture in October 2008 as further discussed in note 4 “Discontinued Operations” to our condensed consolidated financial statements contained in this quarterly report on form 10-Q.  Mediaplex is an application services provider (“ASP”) offering technology products and services that enable marketers to implement and manage their own online advertising programs across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate.  Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser’s enterprise data system and to provide ongoing campaign optimization and cross-channel analytics. Mediaplex’s products are priced primarily on a CPM or email-delivered basis.

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

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Media
Revenue	$58,707	$76,429	$122,233	$151,123
Cost of revenue	28,767	32,372	58,519	65,512
Gross profit	29,940	44,057	63,714	85,611
Operating expenses	16,629	25,175	35,496	50,444
Segment income from operations	$13,311	$18,882	$28,218	$35,167

Affiliate Marketing
Revenue	$26,059	$29,827	$54,017	$61,027
Cost of revenue	4,034	4,527	7,920	8,726
Gross profit	22,025	25,300	46,097	52,301
Operating expenses	9,743	10,837	19,416	22,120
Segment income from operations	$12,282	$14,463	$26,681	$30,181

Comparison Shopping & Search
Revenue	$38,775	$45,439	$76,292	$102,511
Cost of revenue	6,330	11,800	15,921	25,587
Gross profit	32,445	33,639	60,371	76,924
Operating expenses	22,496	23,145	43,644	51,229
Segment income from operations	$9,949	$10,494	$16,727	$25,695

Technology
Revenue	$7,125	$7,633	$13,541	$14,639
Cost of revenue	933	990	1,882	1,856
Gross profit	6,192	6,643	11,659	12,783
Operating expenses	2,714	2,754	5,397	5,505
Segment income from operations	$3,478	$3,889	$6,262	$7,278

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$39,020	$47,728	$77,888	$98,321
Corporate expenses	(6,802)	(6,835)	(13,126)	(14,140)
Stock-based compensation	(2,520)	(5,246)	(5,120)	(10,952)
Amortization of intangible assets	(6,287)	(7,680)	(12,539)	(15,337)
Consolidated income from operations	$23,411	$27,967	$47,103	$57,892

Reconciliation of segment revenue to consolidated revenue:
Media	$58,707	$76,429	$122,233	$151,123
Affiliate Marketing	26,059	29,827	54,017	61,027
Comparison Shopping & Search	38,775	45,439	76,292	102,511
Technology	7,125	7,633	13,541	14,639
Inter-segment revenue	(302)	(804)	(678)	(1,650)
Consolidated revenue	$130,364	$158,524	$265,405	$327,650

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008

Revenue.   Consolidated revenue for the three-month period ended June 30, 2009 was $130.4 million, representing a 17.8% decrease from the same period in 2008 of $158.5 million.

Media segment revenue decreased to $58.7 million for the three-month period ended June 30, 2009 compared to $76.4 million for the same period in 2008. The decrease of $17.7 million, or 23.2%, in Media segment revenue was attributable to a decrease in our lead generation marketing revenue. We believe the decrease in our lead generation marketing revenue was primarily due to the much weaker macroeconomic environment during the second quarter of 2009 as compared to the same period of the prior year, combined with our experience over the past several quarters that advertisers are cutting budgets in the lead generation channel more aggressively than other online channels. We currently expect our lead generation marketing revenue to decrease further in the third quarter of 2009.

Affiliate Marketing segment revenue decreased to $26.1 million for the three-month period ended June 30, 2009 compared to $29.8 million in the same period in 2008. This decrease of $3.8 million, or 12.6%, was primarily due to the weak macroeconomic environment and softer e-commerce trends as compared to the prior year period, and the impact of foreign currency exchange movements.

Comparison Shopping & Search segment revenue decreased to $38.8 million for the three-month period ended June 30, 2009 compared to $45.4 million in the same period in 2008. The decrease of $6.7 million, or 14.7%, was primarily attributable to the significant reduction in consumer purchasing activity that we first began experiencing in our comparison shopping destination websites in the second and third quarters of 2008.  The Comparison Shopping & Search segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Technology segment revenue was $7.1 million for the three-month period ended June 30, 2009 compared to $7.6 million for the same period in 2008, a decrease of $508,000, or 6.7%. The decrease in revenue was primarily due to the impact of foreign currency exchange movements.  Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Comparison Shopping & Search segments consists primarily of amounts paid to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs.  Our consolidated cost of revenue was $39.8 million for the three-month period ended June 30, 2009 compared to $49.0 million for the same period in 2008, a decrease of $9.2 million, or 18.7%. Our consolidated gross margin was 69.4% and 69.1% for the three-month periods ended June 30, 2009 and 2008, respectively.

Cost of revenue for the Media segment decreased $3.6 million, or 11.1%, to $28.8 million for the three-month period ended June 30, 2009 compared to $32.4 million for the same period in 2008. Our Media segment gross margin decreased to 51.0% for the three-month period ended June 30, 2009 compared to 57.6% for the same period in 2008. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than the other component of Media segment revenue, display advertising, due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment decreased $500,000, or 10.9%, to $4.0 million for the three-month period ended June 30, 2009 compared to $4.5 million for the same period in 2008. Our Affiliate Marketing segment gross margin remained relatively flat at 84.5% for the second quarter of 2009 compared to 84.8% for the same period in 2008.

Cost of revenue for the Comparison Shopping & Search segment decreased $5.5 million to $6.3 million for the three-month period ended June 30, 2009 compared to $11.8 million for the same period in 2008 due to the decrease in segment revenue and a mix shift in traffic acquisition activities which resulted in lower cost of revenue and relatively higher online advertising costs, which are classified as sales and marketing expense. Our Comparison Shopping & Search segment gross margin increased to 83.7% for the second quarter of 2009 from 74.0% for the same period in 2008 due to the mix shift in traffic acquisition activities.

Technology segment cost of revenue was $900,000 and $1.0 million for the three-month periods ended June 30, 2009 and 2008, respectively. Our Technology segment gross margin remained relatively flat at 86.9% for the three-month period ended June 30, 2009 and 87.0% for the same period in 2008. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of personnel-related costs of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners, including search, that are not directly associated with a revenue-generating event. Total sales and marketing expenses for the three-month period ended June 30, 2009 were $36.8 million compared to $44.7 million for the same period in 2008, a decrease of $7.9 million, or 17.7%. Sales and marketing expenses decreased primarily due to lower online advertising costs in our lead generation marketing business, lower stock-based compensation as further discussed in the Stock-Based Compensation section below, and lower personnel-related costs.  Our sales and marketing expenses as a percentage of revenue remained consistent at 28.2% for the three-month periods ended June 30, 2009 and 2008.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative personnel-related costs, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses decreased to $16.7 million, or 12.8% of revenue, for the three-month period ended June 30, 2009 compared to $19.5 million, or 12.3% of revenue, for the same period in 2008, a decrease of $2.8 million, or 14.3%. General and administrative expenses decreased primarily due to a decrease of $1.4 million in stock-based compensation, lower personnel-related costs and a continued focus on operating expense management in the three-month period ended June 30, 2009.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms, including personnel-related costs for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended June 30, 2009 were $7.3 million, or 5.6% of revenue, compared to $9.6 million, or 6.1% of revenue, for the same period in 2008, a decrease of $2.3 million, or 24.1%. The decrease in technology expenses was primarily due to lower personnel-related costs and our focus on operating expense management in the three-month period ended June 30, 2009.

Segment Income from Operations.   Media segment income from operations for the three-month period ended June 30, 2009 decreased 29.5%, or $5.6 million, to $13.3 million, from $18.9 million in the same period of the prior year, and represented 22.7% and 24.7% of Media segment revenue in these respective periods.  The Media segment operating margin decrease was attributable to the lower segment revenue and the associated negative operating leverage.

Affiliate Marketing segment income from operations for the three-month period ended June 30, 2009 decreased 15.1% to $12.3 million, from $14.5 million in the same period of the prior year, and represented 47.1% and 48.5% of Affiliate Marketing segment revenue in these respective periods. The Affiliate Marketing segment operating margin decrease was attributable to the lower segment revenue and the associated negative operating leverage.

Comparison Shopping & Search segment income from operations for the three-month period ended June 30, 2009 decreased to $9.9 million, from $10.5 million in the same period of the prior year, and represented 25.7% and 23.1% of Comparison Shopping & Search segment revenue in these respective periods. The Comparison Shopping & Search segment operating margin increase was primarily attributable to an improvement in our traffic acquisition mix.

Technology segment income from operations for the three-month period ended June 30, 2009 decreased 10.6% to $3.5 million, from $3.9 million in the same period of the prior year, and represented 48.8% and 50.9% of Technology segment revenue in these respective periods. The Technology segment operating margin decrease was attributable to the lower segment revenue and the associated negative operating leverage.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended June 30, 2009 was $2.5 million compared to $5.2 million for the same period in 2008. The decrease of $2.7 million was primarily due to stock options repurchased by the Company through a tender offer process completed in the third quarter of 2008.  We currently anticipate stock-based compensation in the range of $10 million to $11 million for the year ending December 31, 2009.  Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets Acquired in Business Combinations.   Amortization of intangible assets acquired in business combinations for the three-month period ended June 30, 2009 was $6.3 million compared to $7.7 million for the same period in 2008. Certain intangible assets acquired in the acquisitions of Webclients and Fastclick, both acquired in 2005, were fully amortized in the first half of 2008 resulting in decreased amortization expense for the three-month period ended June 30, 2009 compared to the same period in 2008.  We currently anticipate amortization expense of approximately

$25 million for the year ending December 31, 2009.

Income Tax Expense.   For the three-month period ended June 30, 2009, we recorded income tax expense of $9.7 million compared to $12.8 million for the same period in 2008. The decrease in the effective income tax rate for the three-month period ended June 30, 2009 to 39.6% from 43.7% in the same period of the prior year was primarily due to the impact of certain recent state tax law changes on net deferred taxes that occurred during the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008.  We currently anticipate an effective income tax rate for the year ending December 31, 2009 of approximately 42%.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008

Revenue.   Consolidated revenue for the six-month period ended June 30, 2009 was $265.4 million, representing a 19.0% decrease over the same period in 2008 of $327.7 million.

Media segment revenue decreased to $122.2 million for the six-month period ended June 30, 2009 compared to $151.1 million for the same period in 2008. The decrease of $28.9 million, or 19.1%, in Media segment revenue was attributable to a decrease in our lead generation marketing revenue. We believe the decrease in our lead generation marketing revenue was primarily due to the much weaker macroeconomic environment during the first half of 2009 as compared to the same period of the prior year, combined with our experience over the past several quarters that advertisers are cutting budgets in the lead generation channel more aggressively than other online channels.

Affiliate Marketing segment revenue decreased to $54.0 million for the six-month period ended June 30, 2009 compared to $61.0 million in the same period in 2008. This decrease of $7.0 million, or 11.5%, was primarily due to the weak macroeconomic environment and softer e-commerce trends as compared to the prior year period, and the impact of foreign currency exchange movements.

Comparison Shopping & Search segment revenue decreased to $76.3 million for the six-month period ended June 30, 2009 compared to $102.5 million in the same period in 2008. The decrease of $26.2 million, or 25.6%, was primarily attributable to the significant reduction in consumer purchasing activity that we first began experiencing in our comparison shopping destination websites in the second and third quarters of 2008.

Technology segment revenue was $13.5 million for the six-month period ended June 30, 2009 compared to $14.6 million for the same period in 2008, a decrease of $1.1 million, or 7.5%. The decrease in revenue was primarily due to:  lower average CPM pricing in the six-month period ended June 30, 2009 compared to the same period in 2008, lower volumes of ads served and the impact of foreign currency exchange movements.

Cost of Revenue and Gross Profit.   Our consolidated cost of revenue was $83.8 million for the six-month period ended June 30, 2009 compared to $100.3 million for the same period in 2008, a decrease of $16.5 million, or 16.4%. Our consolidated gross margin was 68.4% for the six-month period ended June 30, 2009 compared to 69.4% for the same period in 2008.

Cost of revenue for the Media segment decreased $7.0 million, or 10.7%, to $58.5 million for the six-month period ended June 30, 2009 compared to $65.5 million for the same period in 2008. Our Media segment gross margin decreased to 52.1% for the six-month period ended June 30, 2009 compared to 56.6% for the same period in 2008. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than the other component of Media segment revenue, display advertising, due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment decreased $800,000, or 9.2%, to $7.9 million for the six-month period ended June 30, 2009 compared to $8.7 million for the same period in 2008. Our Affiliate Marketing segment gross margin remained flat at 85.3% for the six-month period ending June 30, 2009 compared to 85.7% for the same period in 2008.

Cost of revenue for the Comparison Shopping & Search segment decreased $9.7 million to $15.9 million for the six-month period ended June 30, 2009 compared to $25.6 million for the same period in 2008 due to the decrease in segment revenue and a mix shift in traffic acquisition activities which resulted in lower cost of revenue and relatively higher online advertising costs. Our Comparison Shopping & Search segment gross margin increased to 79.1% for the six-month period ending June 30, 2009 from 75.0% for the same period in 2008 due primarily to the mix shift in traffic acquisition activities.

Technology segment cost of revenue was $1.9 million for the six-month periods ended June 30, 2009 and 2008. Our Technology segment gross margin decreased to 86.1% for the six-month period ended June 30, 2009 from 87.3% for the same period in 2008 due to the negative operating leverage associated with the lower revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Total sales and marketing expenses for the six-month period ended June 30, 2009 were $73.8 million compared to $94.6 million for the same period in 2008, a decrease of $20.9 million, or 22.1%. Sales and marketing expenses decreased primarily due to lower online advertising costs in our lead generation marketing business and our Comparison Shopping & Search segment, as well as lower stock-based compensation as further discussed in the Stock-Based Compensation section below and lower personnel-related costs.  Our sales and marketing expenses as a percentage of revenue decreased to 27.8% for the six-month period ended June 30, 2009 compared to 28.9% for the same period in 2008, primarily driven by the lower online advertising costs related to our lead generation activities described above.

General and Administrative.   General and administrative expenses decreased to $33.2 million, or 12.5% of revenue, for the six-month period ended June 30, 2009 compared to $40.4 million, or 12.3% of revenue, for the same period in 2008, a decrease of $7.2 million, or 17.8%. General and administrative expenses decreased primarily due to a decrease of $3.2 million in stock-based compensation, lower personnel-related costs, and a continued focus on operating expense management in the six-month period ended June 30, 2009.

Technology.   Technology expenses for the six-month period ended June 30, 2009 were $15.0 million, or 5.6% of revenue, compared to $19.1 million, or 5.8% of revenue, for the same period in 2008, a decrease of $4.1 million, or 21.5%. The decrease in technology expenses was primarily due to lower personnel-related costs and our focus on operating expense management in the six-month period ended June 30, 2009.

Segment Income from Operations.   Media segment income from operations for the six-month period ended June 30, 2009 decreased 19.8%, or $6.9 million, to $28.2 million, from $35.2 million in the same period of the prior year.  Media segment operating margin remained relatively flat at 23.1% and 23.3% in these respective periods.

Affiliate Marketing segment income from operations for the six-month period ended June 30, 2009 decreased 11.6% to $26.7 million, from $30.2 million in the same period of the prior year. Affiliate Marketing segment operating margin remained relatively flat at 49.4% and 49.5% in these respective periods.

Comparison Shopping & Search segment income from operations for the six-month period ended June 30, 2009 decreased to $16.7 million, from $25.7 million in the same period of the prior year, and represented 21.9% and 25.1% of Comparison Shopping & Search segment revenue in these respective periods. The Comparison Shopping & Search segment operating margin decrease was attributable to the lower segment revenue and the associated negative operating leverage.

Technology segment income from operations for the six-month period ended June 30, 2009 decreased 14.0% to $6.3 million, from $7.3 million in the same period of the prior year, and represented 46.2% and 49.7% of Technology segment revenue in these respective periods. The Technology segment operating margin decrease was attributable to the lower segment revenue.

Stock-Based Compensation.   Stock-based compensation for the six-month period ended June 30, 2009 was $5.1 million compared to $11.0 million for the same period in 2008. The decrease of $5.8 million was primarily due to stock options repurchased by the Company through a tender offer process completed in the third quarter of 2008.

Amortization of Intangible Assets Acquired in Business Combinations.   Amortization of intangible assets acquired in business combinations for the six-month period ended June 30, 2009 was $12.5 million compared to $15.3 million for the same period in 2008. Certain intangible assets acquired in the acquisitions of Webclients and Fastclick, both acquired in 2005, were fully amortized in the first half of 2008 resulting in decreased amortization expense for the six-month period ended June 30, 2009 compared to the same period in 2008.

Income Tax Expense.   For the six-month period ended June 30, 2009, we recorded income tax expense of $20.0 million compared to $26.6 million for the same period in 2008. The decrease in the effective income tax rate for the six-month period ended June 30, 2009 to 41.6 % from 42.6% in the same period of the prior year was primarily due to the impact of certain recent state tax law changes on net deferred taxes that occurred during the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008.

Liquidity and Capital Resources

In recent years we have financed our operations and our cash acquisitions primarily through working capital generated from our operations. At June 30, 2009, our combined cash, cash equivalents and marketable securities balances totaled $158.7 million.

Net cash provided by operating activities totaled $65.5 million for the six months ended June 30, 2009 compared to $66.3 million in the same period of 2008. The decrease from 2008 was due primarily to a decrease in net income before non-cash depreciation, amortization and stock-based compensation of $17.4 million offset by an increase in deferred income taxes of $5.5 million and an increase in net positive working capital changes of $10.4 million.

Net cash used in investing activities for the six-month period ended June 30, 2009 of $58.2 million was the result of the use of $62.7 million for the payment of contingent consideration related to the acquisition of MeziMedia and $1.9 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $6.4 million. The net cash provided by investing activities for the six months ended June 30, 2008 of $1.2 million was the result of the use of $105.4 million for the payment of contingent consideration related to the acquisition of MeziMedia and $4.7 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $111.2 million.

Net cash provided by financing activities of $1.4 million for the six months ended June 30, 2009 was primarily due to proceeds received from our employee stock programs.  Net cash used in financing activities of $49.4 million for the six months ended June 30, 2008 was primarily due to $54.7 million used to repurchase our common stock under our stock repurchase program, offset by proceeds of $4.9 million received from our employee stock programs.

Marketable Securities

Marketable securities as of June 30, 2009 consisted of auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. As of June 30, 2009, our marketable securities portfolio consisted of ARS with a par value of $29.7 million and an estimated fair value of $23.5 million. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically have allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities. As a result of these failed auctions, we have been unable to liquidate these securities and the interest rates on these ARS reset to contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices. In the event we need to sell these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market.

As a result of the remaining uncertainty in the market for ARS, we have classified these investments as “non-current” in the accompanying consolidated balance sheet as of June 30, 2009. Additionally, we have reduced the fair value of these investments from their par value of $29.7 million to an estimated fair value of $23.5 million. Because we do not intend to sell any of our ARS, nor do we believe we will be required to sell any of these securities before recovering their cost basis, we consider this reduction in value to be temporary, and have recorded it as an unrealized loss in accumulated other comprehensive income. In June 2009, certain of our ARS with an aggregate par value of $4.2 million were redeemed by the issuer at par. As a result of this redemption, we reversed $1.9 million of previously recorded unrealized loss associated with these redeemed securities during the three-month period ended June 30, 2009.

Line of Credit

In November 2008, we entered into a $100 million line of credit with a bank group.  The line of credit has a term of three years and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in note 14 “Line of Credit” to our condensed consolidated financial statements.  The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock, and for general corporate purposes. We did not borrow against the line of credit in the three- and six-month periods ended June 30, 2009 or during 2008, and thus no amount was outstanding against the line of credit at June 30, 2009 and December 31, 2008, respectively.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through June 30, 2009, our board of directors had authorized a total of $479.1 million for repurchases under the Program and we have repurchased a total of 47.1 million shares of our common stock for approximately $374.2 million. There were no repurchases under the Program during the six-month period ended June 30, 2009. As of June 30, 2009, we have $105.0 million available under the Program to repurchase shares of our outstanding common stock.

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

Commitments and Contingencies

There were no significant changes to our commitments and contingencies during the three- and six-month periods ended June 30, 2009.

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

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 107 and APB 28-1 did not impact our consolidated financial statements.  See note 8 “Fair Value Measurements” to our condensed consolidated financial statements for further information.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual periods ending after June 15, 2009. In response to this FSP, in April 2009, the SEC published staff accounting bulletin (“SAB”) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled “Other-

Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” (“Topic 5.M.”). This SAB maintains the staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. The adoption of SAB No. 111 and FSP SFAS 115-2 did not impact our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not impact our consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated and whether the date corresponds with the release of the entities’ financial statements. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See note 1, “The Company and Basis of Presentation” to our condensed consolidated financial statements for further information.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which replaces SFAS No. 162 “The Hierarchy of GAAP”. SFAS No. 168 identifies the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, SFAS No. 168 is not expected to have an impact on our consolidated financial statements. We will adjust historical GAAP references in our third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

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

Marketable securities as of June 30, 2009 consist of highly rated auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically has allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling the ARS at par. See further discussion of our marketable securities portfolio and ARS holdings in the “Liquidity and Capital Resources” section of Item 2 of this Form 10-Q under the header “Marketable Securities”.

Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for ARS to be weighted based on the auction reset date. Due to the current illiquidity in the ARS market, we have temporarily excluded our ARS from the determination of compliance with the maturity limitations of our internal investment policy. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of June 30, 2009, the net unrealized loss in our investments in ARS totaled $6.2 million, reflecting the current lack of liquidity for these instruments.

During the quarter ended June 30, 2009, our investments in marketable securities, consisting of ARS, yielded an annual effective interest rate of 1.02% and an annual taxable equivalent yield of 1.56%. If the issuers of our ARS were unable to continue to make the contractual interest payments, the result would be an annual decrease in our interest income of approximately $303,000.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. Other than a gain of $1.1 million in the three-month period ended June 30, 2009 related primarily to the translation of certain intercompany balances, the effect of foreign currency exchange rate fluctuations for the three- and six-month periods ended June 30, 2009 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $8.8 million, an estimated reduction of income before income taxes of approximately $1.5 million and an estimated reduction of net assets, excluding intercompany balances, of approximately $7.2 million. Historically, we have not hedged our exposure to foreign currency exchange rate fluctuations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of June 30, 2009, we had $42.0 million in cash and cash equivalents and $15.0 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January 2008, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The LIUNA Funds purport to represent all persons who purchased or otherwise acquired the common stock of the Company between June 13, 2005 and July 27, 2007, and seek class certification, damages, costs incurred in bringing suit, and equitable/injunctive relief. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants’ motion to dismiss. After having their first complaint dismissed by the Court, the LIUNA Funds filed their First Amended Consolidated Complaint on November 24, 2008. The Company has reached a settlement in this matter that is not material to the Company’s consolidated results of operations, financial position or cash flows. This settlement is still subject to final court approval.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, the “Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff seeks to recoup allegedly improper profits from the individual Defendants and also seeks damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. The Company has reached a settlement in this matter that is not material to the Company’s consolidated results of operations, financial position, or cash flows. This settlement is still subject to final court approval.

On April 8, 2008, Hypertouch, Inc. filed an action in the Superior Court of California, County of Los Angeles, against the Company. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff’s alleged receipt of a large number of email messages allegedly transmitted by the Company “and/or its agents” and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 28, 2008.  On May 4, 2009, the court granted the Company’s motion for summary judgment which ended the case in this court.  The Company anticipates that Hypertouch will appeal the decision to the court of appeal.

On July 15, 2008, the Company filed a complaint against Tacoda, Inc., a subsidiary of AOL, Inc. in the United States District Court for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735. The Company is seeking an unspecified amount of damages in addition to injunctive relief.

In March of 2009, Netscape, Inc., a subsidiary of AOL, Inc., filed a complaint in the United States District Court for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., Mezimedia, Inc., Webclients, Inc., and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670.  The complaint seeks an unspecified amount of damages in addition to injunctive relief.  The Company believes it has valid defenses and intends to defend itself vigorously against these allegations.  On July 23, 2009, the Company defendants filed a cross-complaint against Netscape for, among other things, fraud.

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

In 2008, we began experiencing weakness across most of our business segments in connection with deteriorating macroeconomic conditions in the United States and Europe. Our consolidated revenue and profitability decreased in the first and second quarters of 2009 as compared to the prior year periods.  We currently anticipate that our full year 2009 revenue and cash generated from operations will be less than the 2008 amounts.  We are not able to predict whether general macroeconomic conditions, or conditions in the online advertising industry specifically, will worsen or improve, or the timing of such developments.  If macroeconomic conditions worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically.  Further, when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue, profitability and positive cash flow that we achieved prior to the macroeconomic downturn.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 45% of our revenue for the three-month period ended June 30, 2009 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. One of the primary competitors of our Search123.com subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as MIVA and Google. MIVA and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement. The Company is currently involved in two patent disputes with subsidiaries of AOL, Inc.  On July, 15, 2008, the Company filed a complaint against Tacoda, Inc., a subsidiary of AOL, Inc., in the United States District Court for the for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735.  In March of 2009, Netscape, Inc. a subsidiary of AOL, Inc., filed a complaint in the United States District Court for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., Mezimedia, Inc. Webclients, Inc. and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670.  Patent litigation is costly and could require us to change our business practices, could potentially hinder or prevent our ability to deliver our products and services and could divert management’s attention.

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the “Spy Act of 2007”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware. The Federal Trade Commission (“FTC”) conducted an investigation into certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, the Company agreed to a stipulated injunction with the FTC resolving this matter. The injunction makes clear that it constitutes no finding of any impermissible conduct by the company in the past under preexisting FTC regulations then in effect. But the injunction also imposes new FTC guidelines for promotional lead generation activities, consistent with the approach that the agency has recently begun to apply to the company’s competitors. Compliance with these new FTC guidelines may adversely affect our ability to operate in the lead generation sector. In addition, the FTC has recently issued its report on Self-Regulatory Principles for Online Behavioral Advertising which promotes principles designed to encourage meaningful self-regulation with regard to online behavioral advertising within the industry, however its message strongly encourages that industry participants come up with more meaningful and rigorous self-regulation or invites legislation by states, Congress or a more regulatory approach by the FTC. Such legislation or increased regulatory approach, including legislation by Congress or guidelines by the FTC that may require consumers to “opt-in” before any data is collected about their web viewing behavior, may adversely affect our ability to grow the Company’s media division and effectively grow its behavioral targeting platform.  Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

Certain states, including New York, have enacted regulations that require advertisers to collect and remit sales taxes on sales made to residents of those states if the affiliate/publisher who facilitated that sale is a resident thereof. In addition, several other states have proposed similar regulations. While these enacted sales tax requirements have not had a material impact on the Company’s Affiliate Marketing segment results of operations, the Company is unable to determine the impact on its Affiliate Marketing business if other states adopt similar requirements.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $322 million.  As of June 30, 2009, we have $172.6 million and $67.8 million of goodwill and amortizable intangible assets, respectively, remaining.

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

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of

June 30, 2009, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The Annual Meeting of Stockholders was held on April 16, 2009 in Westlake Village, California.

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

Name	For	Withheld
James R. Zarley	48,358,996	28,811,441
David S. Buzby	42,041,496	35,128,941
Martin T. Hart	41,677,002	35,493,435
Tom A. Vadnais	49,151,546	28,018,891
Jeffrey F. Rayport	43,177,727	33,992,710
James R. Peters	43,313,794	33,856,643
James A. Crouthamel	32,744,516	44,425,921

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)
Dated: August 7, 2009