Form 10-Q
period 2009-09-30
VALUECLICK INC/CA
filed 2009-11-09
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2009 was 85,666,840.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,041	$122,487
Marketable securities	—	2,175
Accounts receivable, net	78,382	108,611
Prepaid expenses and other current assets	5,371	5,155
Income taxes receivable	4,608	4,313
Deferred tax assets	8,064	11,047
Total current assets	255,466	253,788
Marketable securities, less current portion	23,498	25,750
Property and equipment, net	12,933	15,514
Goodwill	174,099	172,583
Intangible assets acquired in business combinations, net	61,974	80,042
Deferred tax assets, less current portion	53,947	53,661
Other assets	1,610	1,941
TOTAL ASSETS	$583,527	$603,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$94,445	$173,407
Income taxes payable	614	1,722
Deferred tax liabilities	16	15
Deferred revenue	1,405	1,461
Total current liabilities	96,480	176,605
Income taxes payable, less current portion	60,153	71,021
Deferred tax liabilities, less current portion	1,790	2,174
TOTAL LIABILITIES	158,423	249,800

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 87,302,169 and 86,743,612 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	87	87
Additional paid-in capital	617,242	607,143
Accumulated other comprehensive loss	(9,308)	(17,715)
Accumulated deficit	(182,917)	(236,036)
Total stockholders’ equity	425,104	353,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$583,527	$603,279

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three-month Period Ended September 30,
	2009	2008

Revenue	$130,161	$148,065
Cost of revenue	39,042	51,381
Gross profit	91,119	96,684
Operating expenses:
Sales and marketing (includes stock-based compensation of $406 and $12,322 for 2009 and 2008, respectively)	36,495	49,434
General and administrative (includes stock-based compensation of $1,565 and $23,191 for 2009 and 2008, respectively)	18,401	38,637
Technology (includes stock-based compensation of $191 and $3,421 for 2009 and 2008, respectively)	7,027	11,777
Amortization of intangible assets acquired in business combinations	6,354	7,047
Total operating expenses	68,277	106,895

Income (loss) from operations	22,842	(10,211)
Interest and other income (expense), net	(513)	(371)
Income (loss) before income taxes	22,329	(10,582)
Income tax benefit	(2,701)	(13,002)
Income from continuing operations	25,030	2,420

Loss from discontinued operations (Note 4)	—	(421)

Net income	$25,030	$1,999

Other comprehensive income (loss):
Foreign currency translation	2,190	(8,618)
Change in market value of marketable securities, net of tax	—	(470)
Comprehensive income (loss)	$27,220	$(7,089)

Basic net income per common share
Continuing operations	$0.29	$0.03
Discontinued operations	—	(0.01)
	$0.29	$0.02
Diluted net income per common share
Continuing operations	$0.29	$0.03
Discontinued operations	—	(0.01)
	$0.29	$0.02

Weighted-average shares used to calculate net income per common share:
Basic	87,194	89,571
Diluted	87,790	89,957

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Nine-month Period Ended September 30,
	2009	2008

Revenue	$395,566	$475,715
Cost of revenue	122,838	151,675
Gross profit	272,728	324,040
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,617 and $15,584 for 2009 and 2008, respectively)	110,249	144,077
General and administrative (includes stock-based compensation of $4,720 and $29,593 for 2009 and 2008, respectively)	51,630	79,041
Technology (includes stock-based compensation of $945 and $4,709 for 2009 and 2008, respectively)	22,011	30,857
Amortization of intangible assets acquired in business combinations	18,893	22,384
Total operating expenses	202,783	276,359

Income from operations	69,945	47,681
Interest and other income (expense), net	516	4,086
Income before income taxes	70,461	51,767
Income tax expense	17,342	13,586
Income from continuing operations	$53,119	$38,181

Loss from discontinued operations (Note 4)	—	(526)

Net income	$53,119	$37,655

Other comprehensive income:
Foreign currency translation	6,457	(5,758)
Change in market value of marketable securities, net of tax	1,950	(3,982)
Comprehensive income	$61,526	$27,915

Basic net income per common share
Continuing operations	$0.61	$0.41
Discontinued operations	—	(0.01)
	$0.61	$0.40
Diluted net income per common share
Continuing operations	$0.61	$0.40
Discontinued operations	—	—
	$0.61	$0.40
Weighted-average shares used to calculate net income per common share:
Basic	87,032	94,202
Diluted	87,489	94,864

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine-month Period Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$53,119	$37,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,256	30,363
Provision for doubtful accounts and sales credits	4,536	4,893
Non-cash, stock-based compensation	7,282	50,763
Deferred income taxes	2,090	(4,719)
Tax benefit from stock-based awards	115	269
Excess tax benefit from stock-based awards	(164)	(426)
Changes in operating assets and liabilities, net of payments for acquisitions	(2,403)	(20,489)
Net cash provided by operating activities	89,831	98,309

Cash flows from investing activities:
Purchases of marketable securities	—	(39,874)
Proceeds from the maturities and sales of marketable securities	6,377	207,971
Purchases of property and equipment	(3,644)	(6,627)
Acquisition of businesses and related payments	(62,696)	(105,419)
Net cash (used in) provided by investing activities	(59,963)	56,051

Cash flows from financing activities:
Repurchases and retirement of common stock	—	(150,182)
Proceeds from employee stock programs	2,721	6,627
Repurchase of employee stock options	—	(4,342)
Excess tax benefit from stock-based awards	164	426
Net cash provided by (used in) financing activities	2,885	(147,471)

Effect of exchange rate changes on cash and cash equivalents	3,801	(2,938)
Net increase in cash and cash equivalents	36,554	3,951

Cash and cash equivalents, beginning of period	122,487	82,767
Cash and cash equivalents, end of period	$159,041	$86,718

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

COMPARISON SHOPPING & SEARCH— ValueClick’s online comparison shopping destination websites enable consumers to research and compare products from among thousands of online and/or offline merchants using the Company’s proprietary technology. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Company’s service is free for consumers, and customers primarily pay the Company on a CPC basis for traffic delivered to them from listings on the Company’s websites. Search 123 is ValueClick’s self-service paid search offering in Europe that generates its traffic primarily through syndication relationships with other search engines, Web portals and content websites.  Search syndication revenues are driven primarily on a CPC basis. Comparison Shopping & Search segment services are offered through the Company’s wholly-owned subsidiaries Pricerunner, MeziMedia and Search 123. Pricerunner operates comparison shopping destination websites in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. MeziMedia operates comparison shopping destination websites in the United States, Japan, Korea, China and Europe, primarily under the Smarter.com, Shopica.com and Couponmountain.com brand names.

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

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 2, 2009. The Company has evaluated subsequent events through November 5, 2009, and has determined that there were no subsequent events to recognize or disclose in these financial statements, except the Company’s share repurchases as described in note 11. The December 31, 2008 condensed consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance that defines disclosure requirements for the fair value of financial instruments, to require disclosures about fair value of financial instruments of publicly traded companies for interim reporting periods as well as in annual financial statements. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not impact the Company’s consolidated financial statements.  See note 8 “Fair Value Measurements” for further information.

In April 2009, the FASB issued updated authoritative guidance on other-than-temporary impairments. The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This updated guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. In response to the revised guidance, in April 2009, the SEC published a bulletin in which the SEC maintains the staff’s previous views related to equity securities. It also amends the SEC’s previous bulletin to exclude debt securities from its scope. The adoption of the guidance did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued additional authoritative guidance on fair value measurements for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability, and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual periods ending after June 15, 2009. Its adoption did not impact the Company’s consolidated financial statements.

In April 2009, the FASB revised the authoritative guidance on business combinations. The guidance amends the previously existing provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The revised guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions from previous guidance for acquired contingencies. It is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The nature and magnitude of the specific effects that this guidance will have on the Company’s consolidated financial statements will depend upon the nature, term and size of acquired contingencies resulting from future acquisitions.

In May 2009, the FASB issued authoritative guidance on management’s assessment of subsequent events. The guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The guidance requires entities to disclose the date through which subsequent events have been evaluated and whether the date corresponds with the release of the entities’ financial statements. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. See note 1 “The Company and Basis of Presentation” for further information.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on the Company’s financial position, results of operations or liquidity. The Company has adjusted historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references as prescribed by the Codification.

3.             STOCK-BASED COMPENSATION

In the three-month periods ended September 30, 2009 and 2008, the Company recognized stock-based compensation of $2.2 million and $38.9 million, respectively. In the nine-month periods ended September 30, 2009 and 2008, the Company recognized stock-based compensation of $7.3 million and $49.9 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008

Sales and marketing	$406	$12,322	$1,617	$15,584
General and administrative	1,565	23,191	4,720	29,593
Technology	191	3,421	945	4,709
Stock-based compensation	2,162	38,934	7,282	49,886
Related income tax benefits	(740)	(15,168)	(2,336)	(18,993)
Stock-based compensation, net of tax benefits	$1,422	$23,766	$4,946	$30,893

4.             DISCONTINUED OPERATIONS

In October 2008, the Company sold two non-core businesses, Mediaplex Systems and the ink-jet e-commerce business. Mediaplex Systems was included in the Company’s Technology operating segment, while the e-commerce business was included in the Media operating segment. The divestitures generated total gross consideration of $15.9 million and a pretax gain of $10.1 million ($5.0 million, net of income taxes). The Company may also receive up to an additional $5.9 million in consideration upon the resolution of certain contingencies.  Any additional amounts received in the future will be recorded in discontinued operations.

The following amounts related to Mediaplex Systems and the ink-jet e-commerce business were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008

Revenue	$—	$4,853	$—	$17,111

Loss before income taxes from discontinued operations	—	(711)	—	(886)
Income tax benefit	—	(290)	—	(360)
Loss from discontinued operations, net of tax	$—	$(421)	$—	$(526)

5.             GOODWILL AND INTANGIBLE ASSETS ACQUIRED IN BUSINESS COMBINATIONS

The changes in the carrying amount of goodwill, by reporting unit, for the nine-month period ended September 30, 2009 were as follows (in thousands):

	Balance at December 31, 2008	Additions and Adjustments	Balance at September 30, 2009
Reporting Units:
Media	$119,455	$171	$119,626
Affiliate Marketing	29,840	448	30,288
Comparison Shopping & Search	23,288	897	24,185
Technology	—	—	—
Total goodwill	$172,583	$1,516	$174,099

For the nine-month period ended September 30, 2009, the changes in goodwill noted above were primarily due to the impact of currency exchange rate fluctuations and, with respect to the Media reporting unit, includes tax benefits from exercises of nonqualified employee stock options that were assumed and fully vested at the time of acquisition of Fastclick.

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets acquired in business combinations as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
September 30, 2009:
Customer, affiliate and advertiser relationships	$77,798	$(49,338)	$28,460
Trademarks, trade names and domain names	33,841	(15,958)	17,883
Developed technologies and websites	26,700	(14,498)	12,202
Covenants not to compete	7,525	(4,096)	3,429
Total intangible assets	$145,864	$(83,890)	$61,974

December 31, 2008:
Customer, affiliate and advertiser relationships	$81,596	$(44,793)	$36,803
Trademarks, trade names and domain names	32,929	(11,739)	21,190
Developed technologies and websites	30,992	(13,784)	17,208
Covenants not to compete	15,819	(10,978)	4,841
Total intangible assets	$161,336	$(81,294)	$80,042

For the nine-month period ended September 30, 2009, the decreases in the gross balances and respective accumulated amortization balances were due primarily to the write-off of fully amortized intangible assets totaling $17.5 million. The Company recognized amortization expense of $6.4 million and $7.0 million on intangible assets for the three-month periods ended September 30, 2009 and 2008, respectively. Amortization expense was $18.9 million and $22.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Estimated intangible asset amortization expense for the remainder of 2009, the succeeding five years and thereafter is as follows (in thousands):

Three months ending December 31, 2009	$6,346
2010	$24,858
2011	$17,671
2012	$7,925
2013	$1,437
2014	$1,437
Thereafter	$2,300

6.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.6 million and $5.9 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, one customer accounted for approximately 10.1% of accounts receivable. No customer comprised more than 10% of accounts receivable at December 31, 2008.

7.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	45,933	46,276
Furniture and equipment	4,565	4,412
Leasehold improvements	3,377	3,299
Vehicles	35	56
Property and equipment, gross	56,710	56,843
Less: accumulated depreciation and amortization	(43,777)	(41,329)
Total property and equipment, net	$12,933	$15,514

8.             FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted new accounting guidance on fair value measurements, except as it applied to the nonfinancial assets and nonfinancial liabilities. The Company adopted more recent accounting guidance over nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

As of September 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s investment in marketable securities, which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance.

Marketable securities consisted of auction rate securities (“ARS”) at September 30, 2009, which had an aggregate cost of $29.7 million and an estimated fair value of $23.5 million. Marketable securities at December 31, 2008 consisted primarily of ARS, and had an aggregate cost of $36.0 million and an estimated fair value of $27.9 million.

Due to the continuing auction failures of the Company’s ARS through the third quarter of 2009, there are no readily determinable market values for these ARS. As quoted prices in an active market were not available, the fair values of these ARS were estimated utilizing discounted cash flow analyses as of September 30, 2009. These analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and assumptions as to the next time the ARS will have a successful auction (liquidity).

As a result of the remaining uncertainty in the market for ARS, the Company has classified these investments as “non-current” assets in the accompanying condensed consolidated balance sheet as of September 30, 2009. Additionally, the fair value of these investments has been reduced from their par value of $29.7 million to an estimated fair value of $23.5 million. Because the Company does not currently intend to sell any of its ARS at a significant loss, nor does it believe it will be required to sell any of these securities before recovering their cost basis, the decline in fair value is considered temporary, and has been recorded as an unrealized loss in accumulated other comprehensive income.  If the Company were to determine that a decline in fair value is other-than-temporary, a charge would be recorded to earnings in the period such determination was made.

The Company’s assets measured at fair value on a recurring basis at September 30, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$23,498	$—	$—	$23,498
Total assets measured at fair value	$23,498	$—	$—	$23,498

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities

Balance at December 31, 2008	$25,750
Transfers in and out of Level 3	—
Redemptions by issuer (1)	(4,200)
Unrealized gains included in other comprehensive income (2)	1,948
Balance at September 30, 2009	$23,498

(1)           In June 2009, certain of the Company’s ARS with an aggregate par value of $4.2 million were redeemed by the issuer at par.

(2)           Unrealized gains of $1.9 million represent the reversal of a previously recorded temporary impairment associated with the ARS redeemed in June 2009.

9.             COMMITMENTS AND CONTINGENCIES

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January 2008, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants’ motion to dismiss. After having their first complaint dismissed by the Court, the LIUNA Funds filed their First Amended Consolidated Complaint on November 24, 2008. In the third quarter of 2009, the Company reached a final settlement in this matter that was not material to the Company’s consolidated results of operations, financial position or cash flows.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, the “Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff sought to recoup allegedly improper profits from the individual Defendants and also sought damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. In the third quarter of 2009, the Company reached a final settlement in this matter that was not material to the Company’s consolidated results of operations, financial position or cash flows.

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

On July 15, 2008, the Company filed a complaint against Tacoda, Inc., a Company which was subsequently acquired by AOL, Inc. in the United States District Court for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735. The Company is seeking an unspecified amount of damages in addition to injunctive relief.

In March of 2009, Netscape, Inc., a subsidiary of AOL, Inc., filed a complaint in the United States District Court for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., MeziMedia, Inc., Webclients, Inc., and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670.  The complaint seeks an unspecified amount of damages in addition to injunctive relief.  The Company believes it has valid defenses and intends to defend itself vigorously against these allegations.  On July 23, 2009, the Company defendants filed a cross-complaint against Netscape for, among other things, fraud.  On September 25, 2009, the Court heard summary judgment motions from both sides in the case. As of the date of this filing, the Court has not issued a ruling concerning summary judgment. In addition, no date for trial has been set by the Court. If the Court does not grant Defendants’ motion for summary judgment, the Company anticipates that a trial will occur in this matter in January of 2010.

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

10.          INCOME TAXES

As of December 31, 2008, the Company had recorded a liability of $62.5 million for unrecognized tax benefits. For the three- and nine-month periods ended September 30, 2009, the Company’s liability for unrecognized tax benefits increased by $0.8 million and $1.7 million, respectively, as a result of income tax positions taken during the period, and decreased by $12.0 million and $12.0 million, respectively, as a result of the expiration of certain statutes of limitations. The total liability for unrecognized tax benefits at September 30, 2009 is $52.2 million. If recognized in future periods, $52.2 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following September 30, 2009 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations.  Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. For the three-month periods ended September 30, 2009 and 2008, the Company recognized gross interest and penalties expense of $0.7 million and $0.9 million, respectively, offset by a reversal of prior accrued interest of $3.0 million and $2.4 million, respectively, as a result of the expiration of certain statutes of limitations.  For the nine month periods ended September 30, 2009 and 2008, the Company recognized gross interest and penalties expense of $2.4 million and $3.1 million, respectively, offset by a reversal of prior accrued interest of $3.0 million and $2.4 million, respectively, as a result of the expiration of certain statutes of limitations.  The Company had an accrual for interest and penalties in the amount of $7.9 million and $8.5 million at September 30, 2009 and December 31, 2008, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2006 through 2008 tax years for federal purposes, 1999 and the 2004 through 2008 tax years for various state jurisdictions, and the 2003 through 2008 tax years for various foreign jurisdictions. The Company is currently under Internal Revenue Service audit examination for the 2007 tax year, as well as various state jurisdictions for various tax years.

11.          STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through September 30, 2009, the Company’s board of directors has authorized a total of $479.1 million for repurchases under the Program and the Company has repurchased a total of 47.1 million shares of its common stock for approximately $374.2 million. There were no repurchases under the Program during the three- and nine-month periods ended September 30, 2009. However, subsequent to September 30, 2009 and through November 5, 2009, the Company repurchased 1.7 million shares of its common stock for approximately $16.1 million. As of November 5, 2009, up to an additional $88.8 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

12.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008

Net income	$25,030	$1,999	$53,119	$37,655

Weighted-average common shares outstanding - basic	87,194	89,571	87,032	94,202
Dilutive effect of stock options, restricted stock awards and employee benefit plans	596	386	457	662
Number of shares used to compute net income per common share - diluted	87,790	89,957	87,489	94,864

Net income per common share:
Basic	$0.29	$0.02	$0.61	$0.40
Diluted	$0.29	$0.02	$0.61	$0.40

The Company adopted a newly issued accounting guidance regarding share-based payment transactions effective January 1, 2009, which requires retrospective application. The guidance clarifies that instruments granted in share-based payment transactions that are considered to be participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. The adoption of the new standard did not have a material impact on the Company’s calculation of earnings per share.

Employee stock-based awards totaling 2,604,000 and 7,700,000 shares during the three-month periods ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted net income per common share because their effect would have been antidilutive under the treasury stock method.  For the nine-month periods ended September 30, 2009 and 2008, the number of these antidilutive shares excluded from the diluted net income per common share computation was 2,987,000 and 6,637,000, respectively.

13.                               RELATED PARTY TRANSACTIONS

For the three-month periods ended September 30, 2009 and 2008, the Company paid advertising costs totaling $180,000 and $136,000, respectively, to Acquisis LLC, of which a member of the Company’s board of directors is the managing partner and greater than 5% owner. For the nine-month periods ended September 30, 2009 and 2008, the Company paid advertising costs totaling $703,000 and $975,000, respectively, to Acquisis LLC. The Company had an outstanding amount due to this unaffiliated entity of $56,000 and $131,000 as of September 30, 2009 and December 31, 2008, respectively, which is included in accounts payable and accrued expenses.

14.                               LINE OF CREDIT

In November 2008, the Company obtained a line of credit with a bank group which allows for borrowings of up to $100 million through November 14, 2011. Advances under this agreement bear interest at either (i) the base rate, which is equal to the highest of (a) the lender’s prime rate, (b) the federal funds rate plus 1.50%, and (c) the one month reserve adjusted daily London Interbank Offered Rate (“LIBOR”) plus 1.50%, or (ii) the LIBOR rate plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 0.50% to 1.25% for base rate loans and from 1.50% to 2.25% for LIBOR loans.

Certain of the Company’s domestic subsidiaries have guaranteed the obligations of the Company, and all future domestic subsidiaries of the Company also are required to guarantee the obligations of the Company under the credit agreement. The Company’s obligations are secured by a lien on substantially all of its present and future assets pursuant to a separate security agreement. In addition, the obligations of each subsidiary guarantor are secured by a lien on substantially all of such subsidiary’s present and future assets. The subsidiary guarantees and the collateral under the Security Agreement are subject to release upon fulfillment of certain conditions specified in the credit agreement, security agreement and subsidiary guaranty agreement.

The revolving credit facility is available to be used by the Company, among other things, to fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company pays a commitment fee on unused amounts that ranges, based on the Company’s total leverage ratio, from 0.25% to 0.40% of the unused portion of the revolving credit facility, and was fixed at 0.30% through June 30, 2009. For the three-month period ended September 30, 2009, the Company paid a commitment fee of 0.25%. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the revolving credit facility then outstanding may be declared due and payable. At September 30, 2009 and December 31, 2008, no amounts were outstanding on this line of credit.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as net income before interest, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash income and expenses; and which is currently set at $130 million) and minimum unrestricted, unencumbered liquid asset requirements. At September 30, 2009 and December 31, 2008, the Company was in compliance with all of the financial covenants of the line of credit agreement.

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

	Revenue		Segment Income from Operations
	Three-month Periods Ended September 30,
(in thousands)	2009	2008	2009	2008

Media	$55,941	$76,190	$11,412	$19,268
Affiliate Marketing	26,342	29,315	13,145	13,203
Comparison Shopping & Search	41,536	36,580	11,168	7,336
Technology	6,638	6,690	2,823	2,813
Inter-segment revenue	(296)	(710)	—	—
Total	$130,161	$148,065	$38,548	$42,620

	Revenue		Segment Income from Operations
	Nine-month Periods Ended September 30,
(in thousands)	2009	2008	2009	2008

Media	$178,174	$227,313	$39,630	$54,435
Affiliate Marketing	80,359	90,342	39,826	43,384
Comparison Shopping & Search	117,828	139,091	27,895	33,031
Technology	20,179	21,329	9,085	10,091
Inter-segment revenue	(974)	(2,360)	—	—
Total	$395,566	$475,715	$116,436	$140,941

A reconciliation of total segment income from operations to consolidated income (loss) from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008

Segment income from operations	$38,548	$42,620	$116,436	$140,941
Corporate expenses	(7,190)	(6,850)	(20,316)	(20,990)
Stock-based compensation	(2,162)	(38,934)	(7,282)	(49,886)
Amortization of intangible assets	(6,354)	(7,047)	(18,893)	(22,384)
Consolidated income (loss) from operations	$22,842	$(10,211)	$69,945	$47,681

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $688,000, $253,000, $490,000, and $257,000, respectively, for the three-month period ended September 30, 2009; and $900,000, $450,000, $469,000, and $250,000, respectively, for the three-month period ended September 30, 2008. Depreciation and leasehold amortization expense included in corporate expenses in the determination of consolidated income from operations was $353,000 and $345,000 for the three-month periods ended September 30, 2009 and 2008, respectively. Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Comparison Shopping & Search, and Technology segments was $2.2 million, $818,000, $1.4 million, and $767,000, respectively, for the nine-month period ended September 30, 2009; and $2.7 million, $1.5 million, $1.4 million, and $696,000, respectively, for the nine-month period ended September 30, 2008. Depreciation and leasehold amortization expense included in corporate expenses in the determination of consolidated income from operations was $1.1 million and $1.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008
United States	$110,913	$122,622	$336,302	$400,672
International	20,142	28,289	62,610	83,913
Inter-regional eliminations	(894)	(2,846)	(3,347)	(8,869)
Total	$130,161	$148,065	$395,566	$475,715

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008
United States	$23,304	$(11,378)	$68,209	$46,355
International	(462)	1,167	1,736	1,326
Total	$22,842	$(10,211)	$69,945	$47,681

For the three month period ended September 30, 2009, one customer accounted for approximately 17.0% of total revenue. For the nine-month period ended September 30, 2009, one customer accounted for approximately 15.6% of total revenue. For the three-month period ended September 30, 2008 no customer accounted for more than 10% of total revenue. For the nine-month period ended September 30, 2008, one customer accounted for approximately 12.3% of total revenue.

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

COMPARISON SHOPPING & SEARCH

Our online Comparison Shopping destination websites enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technology. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews. Our service is free for consumers, and our customers primarily pay us on a CPC basis for traffic delivered to them from listings on our websites.

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

SEGMENT OPERATING RESULTS

The following table provides revenue, cost of revenue, gross profit, operating expenses, and income from operations information for each of our four business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance and certain corporate-related legal fees; insurance; and, other corporate expenses. A reconciliation of segment revenue to consolidated revenue and a reconciliation of segment income from operations to consolidated income from operations are also provided in the following table.

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Media
Revenue	$55,941	$76,190	$178,174	$227,313
Cost of revenue	29,289	35,231	87,808	100,743
Gross profit	26,652	40,959	90,366	126,570
Operating expenses	15,240	21,691	50,736	72,135
Segment income from operations	$11,412	$19,268	$39,630	$54,435

Affiliate Marketing
Revenue	$26,342	$29,315	$80,359	$90,342
Cost of revenue	3,692	5,081	11,612	13,807
Gross profit	22,650	24,234	68,747	76,535
Operating expenses	9,505	11,031	28,921	33,151
Segment income from operations	$13,145	$13,203	$39,826	$43,384

Comparison Shopping & Search
Revenue	$41,536	$36,580	$117,828	$139,091
Cost of revenue	5,366	10,484	21,287	36,071
Gross profit	36,170	26,096	96,541	103,020
Operating expenses	25,002	18,760	68,646	69,989
Segment income from operations	$11,168	$7,336	$27,895	$33,031

Technology
Revenue	$6,638	$6,690	$20,179	$21,329
Cost of revenue	933	1,161	2,815	3,017
Gross profit	5,705	5,529	17,364	18,312
Operating expenses	2,882	2,716	8,279	8,221
Segment income from operations	$2,823	$2,813	$9,085	$10,091

Reconciliation of segment revenue to consolidated revenue:
Media	$55,941	$76,190	$178,174	$227,313
Affiliate Marketing	26,342	29,315	80,359	90,342
Comparison Shopping & Search	41,536	36,580	117,828	139,091
Technology	6,638	6,690	20,179	21,329
Inter-segment revenue	(296)	(710)	(974)	(2,360)
Consolidated revenue	$130,161	$148,065	$395,566	$475,715

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$38,548	$42,620	$116,436	$140,941
Corporate expenses	(7,190)	(6,850)	(20,316)	(20,990)
Stock-based compensation	(2,162)	(38,934)	(7,282)	(49,886)
Amortization of intangible assets	(6,354)	(7,047)	(18,893)	(22,384)
Consolidated income (loss) from operations	$22,842	$(10,211)	$69,945	$47,681

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008

Revenue.   Consolidated revenue for the three-month period ended September 30, 2009 was $130.2 million, representing a 12.1% decrease from the same period in 2008 of $148.1 million.

Media segment revenue decreased to $55.9 million for the three-month period ended September 30, 2009 compared to $76.2 million for the same period in 2008. The decrease of $20.2 million, or 26.6%, in Media segment revenue was primarily attributable to a decrease in lead generation marketing revenue. We believe the decrease in our lead generation marketing revenue was primarily due to the much weaker macroeconomic environment during the third quarter of 2009 as compared to the same period of the prior year, combined with our experience that advertisers are cutting budgets in the lead generation channel more aggressively than other online channels.

Affiliate Marketing segment revenue decreased to $26.3 million for the three-month period ended September 30, 2009 compared to $29.3 million in the same period in 2008. This decrease of $3.0 million, or 10.1%, was primarily due to the weak macroeconomic environment and softer e-commerce trends as compared to the prior year period, and the impact of foreign currency exchange movements.

Comparison Shopping & Search segment revenue increased to $41.5 million for the three-month period ended September 30, 2009 compared to $36.6 million in the same period in 2008. The increase of $5.0 million, or 13.5%, was primarily attributable to strong performance by our domestic comparison shopping operations.  However, we currently expect revenue for our Comparison Shopping & Search segment to decrease in the fourth quarter of 2009 due to recent changes made by our largest customer in this segment.  These changes impact the mix and volume of traffic that we are able to monetize with this particular customer.  Even with this change, Comparison Shopping & Search segment revenue is concentrated with a limited number of customers. A loss of, or further reduction of revenue from, one or more of these customers could have an additional significant negative impact on the revenue of this segment.

Technology segment revenue remained relatively flat at $6.6 million for the three-month period ended September 30, 2009 compared to $6.7 million for the same period in 2008.  One customer of our Technology segment represents a significant portion of segment revenue. A loss of, or reduction of revenue from this customer could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Comparison Shopping & Search segments consists primarily of amounts paid to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL or CPM basis. Cost of revenue for all segments also includes certain labor costs, depreciation on revenue-producing technologies and Internet access costs.  Our consolidated cost of revenue was $39.0 million for the three-month period ended September 30, 2009 compared to $51.4 million for the same period in 2008, a decrease of $12.3 million, or 24.0%. Our consolidated gross margin was 70.0% and 65.3% for the three-month periods ended September 30, 2009 and 2008, respectively.

Cost of revenue for the Media segment decreased $5.9 million, or 16.9%, to $29.3 million for the three-month period ended September 30, 2009 compared to $35.2 million for the same period in 2008. Our Media segment gross margin decreased to 47.6% for the three-month period ended September 30, 2009 compared to 53.8% for the same period in 2008. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than the other component of Media segment revenue, display advertising, due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment decreased $1.4 million, or 27.3%, to $3.7 million for the three-month period ended September 30, 2009 compared to $5.1 million for the same period in 2008. Our Affiliate Marketing segment gross margin increased to 86.0% for the third quarter of 2009 compared to 82.7% for the same period in 2008 due to the mix of higher margin transaction-based revenue relative to lower margin services-based revenue as compared to the prior year period.

Cost of revenue for the Comparison Shopping & Search segment decreased $5.1 million to $5.4 million for the three-month period ended September 30, 2009 compared to $10.5 million for the same period in 2008 due to a mix shift in traffic acquisition activities which resulted in lower cost of revenue and relatively higher online advertising costs, which are classified as sales and marketing expense. Our Comparison Shopping & Search segment gross margin increased to 87.1% for the third quarter of 2009 from 71.3% for the same period in 2008 due to the mix shift in traffic acquisition activities.

Technology segment cost of revenue was $900,000 and $1.2 million for the three-month periods ended September 30, 2009 and 2008, respectively. Our Technology segment gross margin increased to 85.9% for the three-month period ended September 30, 2009 compared to 82.6% for the same period in 2008. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of personnel-related costs of sales and marketing, network development and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners, including search, that are not directly associated with a revenue-generating event. Total sales and marketing expenses for the three-month period ended September 30, 2009 were $36.5 million, or 28.0% of revenue, compared to $49.4 million, or 33.4% of revenue, for the same period in 2008, a decrease of $12.9 million, or 26.2%. Sales and marketing expenses decreased primarily due to lower stock-based compensation as further discussed in the Stock-Based Compensation section below, and lower personnel-related costs.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative personnel-related costs, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses decreased to $18.4 million, or 14.1% of revenue, for the three-month period ended September 30, 2009 compared to $38.6 million, or 26.1% of revenue, for the same period in 2008, a decrease of $20.2 million, or 52.4%. General and administrative expenses decreased primarily due to a decrease of $21.6 million in stock-based compensation as further discussed below and lower personnel-related costs, offset by higher legal costs associated with open legal matters.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms, including personnel-related costs for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended September 30, 2009 were $7.0 million, or 5.4% of revenue, compared to $11.8 million, or 8.0% of revenue, for the same period in 2008, a decrease of $4.8 million, or 40.3%. The decrease in technology expenses was primarily due to a decrease of $3.2 million in stock-based compensation as discussed below and lower personnel-related costs.

Segment Income from Operations.   Media segment income from operations for the three-month period ended September 30, 2009 decreased 40.8%, or $7.9 million, to $11.4 million, from $19.3 million in the same period of the prior year, and represented 20.4% and 25.3% of Media segment revenue in these respective periods.  The Media segment operating margin decrease was attributable to the lower segment revenue and the associated negative operating leverage, as well as higher legal costs.

Affiliate Marketing segment income from operations for the three-month period ended September 30, 2009 decreased 0.4% to $13.1 million, from $13.2 million in the same period of the prior year, and represented 49.9% and 45.0% of Affiliate Marketing segment revenue in these respective periods. The Affiliate Marketing segment operating margin increased due to the higher gross margin as discussed above and lower operating expenses.

Comparison Shopping & Search segment income from operations for the three-month period ended September 30, 2009 increased to $11.2 million, from $7.3 million in the same period of the prior year, and represented 26.9% and 20.1% of Comparison Shopping & Search segment revenue in these respective periods. The Comparison Shopping & Search segment operating margin increase was primarily attributable to the leverage associated with the higher revenue and an improvement in our traffic acquisition mix.

Technology segment income from operations remained consistent at $2.8 million for the three-month periods ended September 30, 2009 and 2008, and represented 42.5% and 42.0% of Technology segment revenue in these respective periods.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended September 30, 2009 was $2.2 million compared to $38.9 million for the same period in 2008. The decrease of $36.8 million was primarily due to stock options repurchased by the Company through a tender offer process completed in the third quarter of 2008.  We currently anticipate stock-based compensation in the range of $9 million to $10 million for the year ending December 31, 2009.  Such amounts may change as a result of higher or lower than anticipated stock option grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets Acquired in Business Combinations.   Amortization of intangible assets acquired in business combinations for the three-month period ended September 30, 2009 was $6.4 million compared to $7.0 million for the same period in 2008. Amortization expense decreased due to certain intangible assets becoming fully amortized, and the impact of foreign exchange rate movements.  We currently anticipate amortization expense of approximately $25 million for the year ending December 31, 2009.

Income Tax Benefit.   For the three-month period ended September 30, 2009, we recorded an income tax benefit of $2.7 million compared to a tax benefit of $13.0 million for the same period in 2008.  During the three-month period ended September 30, 2009, the Company generated income before income taxes of $22.3 million compared to a loss before income taxes of $10.6 million for the same period in 2008.  The tax impact of the difference in income (loss) before income taxes for these two periods, partially offset by the $13.5 million reversal of a contingency reserve associated with the expiration of certain statutes of limitations, resulted in a lower tax benefit recognized for the three-month period ended September 30, 2009 as compared to the income tax benefit recognized for the same period in 2008. We currently anticipate an effective income tax rate for the three-month period ending December 31, 2009 of approximately 40%.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008

Revenue.   Consolidated revenue for the nine-month period ended September 30, 2009 was $395.6 million, representing a 16.8% decrease over the same period in 2008 of $475.7 million.

Media segment revenue decreased to $178.2 million for the nine-month period ended September 30, 2009 compared to $227.3 million for the same period in 2008. The decrease of $49.1 million, or 21.6%, in Media segment revenue was attributable to a decrease in our lead generation marketing revenue. We believe the decrease in our lead generation marketing revenue was primarily due to the much weaker macroeconomic environment during the first nine months of 2009 as compared to the same period of the prior year, combined with our experience that advertisers are cutting budgets in the lead generation channel more aggressively than other online channels.

Affiliate Marketing segment revenue decreased to $80.4 million for the nine-month period ended September 30, 2009 compared to $90.3 million in the same period in 2008. This decrease of $10.0 million, or 11.1%, was primarily due to the weak macroeconomic environment and softer e-commerce trends as compared to the prior year period, and the impact of foreign currency exchange movements.

Comparison Shopping & Search segment revenue decreased to $117.8 million for the nine-month period ended September 30, 2009 compared to $139.1 million in the same period in 2008. The decrease of $21.3 million, or 15.3%, was primarily attributable to the significant reduction in consumer purchasing activity that we first began experiencing in our comparison shopping destination websites in the second and third quarters of 2008.

Technology segment revenue was $20.2 million for the nine-month period ended September 30, 2009 compared to $21.3 million for the same period in 2008, a decrease of $1.2 million, or 5.4%. The decrease in revenue was primarily due to:  lower average CPM pricing in the nine-month period ended September 30, 2009 compared to the same period in 2008, lower volumes of ads served and the impact of foreign currency exchange movements.

Cost of Revenue and Gross Profit.   Our consolidated cost of revenue was $122.8 million for the nine-month period ended September 30, 2009 compared to $151.7 million for the same period in 2008, a decrease of $28.8 million, or 19.0%. Our consolidated gross margin was 68.9% for the nine-month period ended September 30, 2009 compared to 68.1% for the same period in 2008.

Cost of revenue for the Media segment decreased $12.9 million, or 12.8%, to $87.8 million for the nine-month period ended September 30, 2009 compared to $100.7 million for the same period in 2008. Our Media segment gross margin decreased to 50.7% for the nine-month period ended September 30, 2009 compared to 55.7% for the same period in 2008. The decrease in Media segment gross margin resulted primarily from a lower mix of promotion-based lead generation revenue, which generates a higher gross margin than the other component of Media segment revenue, display advertising, due largely to the classification of certain online advertising costs as sales and marketing expense and not as cost of revenue. These online advertising costs are classified as sales and marketing expense as they are not directly related to a revenue-generating event.

Cost of revenue for the Affiliate Marketing segment decreased $2.2 million, or 15.9%, to $11.6 million for the nine-month period ended September 30, 2009 compared to $13.8 million for the same period in 2008. Our Affiliate Marketing segment gross margin remained relatively flat at 85.5% for the nine-month period ending September 30, 2009 compared to 84.7% for the same period in 2008.

Cost of revenue for the Comparison Shopping & Search segment decreased $14.8 million to $21.3 million for the nine-month period ended September 30, 2009 compared to $36.1 million for the same period in 2008 due to the decrease in segment revenue and a mix shift in traffic acquisition activities which resulted in lower cost of revenue and relatively higher online advertising costs. Our Comparison Shopping & Search segment gross margin increased to 81.9% for the nine-month period ending September 30, 2009 from 74.1% for the same period in 2008 due primarily to the mix shift in traffic acquisition activities.

Technology segment cost of revenue was $2.8 million for the nine-month periods ended September 30, 2009 compared to $3.0 million for the same period in 2008. Our Technology segment gross margin remained consistent at 86.0% for the nine-month period ended September 30, 2009 compared to 85.9% for the same period in 2008.

Operating Expenses:

Sales and Marketing.   Total sales and marketing expenses for the nine-month period ended September 30, 2009 were $110.2 million, or 27.9% of revenue, compared to $144.1 million, or 30.3% of revenue, for the same period in 2008, a decrease of $33.8 million, or 23.5%. Sales and marketing expenses decreased primarily due to lower online advertising costs in our lead generation marketing business and lower stock-based compensation as further discussed in the Stock-Based Compensation section below.

General and Administrative.   General and administrative expenses decreased to $51.6 million, or 13.1% of revenue, for the nine-month period ended September 30, 2009 compared to $79.0 million, or 16.6% of revenue, for the same period in 2008, a decrease of $27.4 million, or 34.7%. General and administrative expenses decreased primarily due to a decrease of $24.9 million in stock-based compensation and lower personnel-related costs, partially offset by higher legal costs associated with open legal matters.

Technology.   Technology expenses for the nine-month period ended September 30, 2009 were $22.0 million, or 5.6% of revenue, compared to $30.9 million, or 6.5% of revenue, for the same period in 2008, a decrease of $8.8 million, or 28.7%. The decrease in technology expenses was primarily due to lower stock-based compensation and lower personnel-related costs.

Segment Income from Operations.   Media segment income from operations for the nine-month period ended September 30, 2009 decreased 27.2%, or $14.8 million, to $39.6 million, from $54.4 million in the same period of the prior year.  Media segment operating margin decreased to 22.2% for the nine-month period ended September 30, 2009 from 23.9% in the same period of the prior year.

Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2009 decreased 8.2% to $39.8 million, from $43.4 million in the same period of the prior year. Affiliate Marketing segment operating margin increased to 49.6% for the nine-month period ended September 30, 2009 from 48.0% in the same period of the prior year.

Comparison Shopping & Search segment income from operations for the nine-month period ended September 30, 2009 decreased to $27.9 million, from $33.0 million in the same period of the prior year, and represented 23.7% of Comparison Shopping & Search segment revenue in both of these respective periods.

Technology segment income from operations for the nine-month period ended September 30, 2009 decreased 10.0% to $9.1 million, from $10.1 million in the same period of the prior year, and represented 45.0% and 47.3% of Technology segment revenue in these respective periods. The Technology segment operating margin decrease was attributable to the lower segment revenue and the associated negative operating leverage.

Stock-Based Compensation.   Stock-based compensation for the nine-month period ended September 30, 2009 was $7.3 million compared to $49.9 million for the same period in 2008. The decrease of $42.6 million was primarily due to stock options repurchased by the Company through a tender offer process completed in the third quarter of 2008.

Amortization of Intangible Assets Acquired in Business Combinations.   Amortization of intangible assets acquired in business combinations for the nine-month period ended September 30, 2009 was $18.9 million compared to $22.4 million for the same period in 2008. Certain intangible assets acquired in the acquisitions of Webclients and Fastclick, both acquired in 2005, were fully amortized in 2008 resulting in decreased amortization expense for the nine-month period ended September 30, 2009 compared to the same period in 2008.

Interest and Other Income (Expense), net.   Interest and other income (expense), net, consists principally of interest earned on our cash and cash equivalents and marketable securities and foreign currency exchange gains and losses.  Interest and other income (expense), net decreased by $3.6 million, or 87.4%, to $516,000 for the nine-month period ended September 30, 2009 compared to $4.1 million for the same period in 2008.  The change was primarily attributable to a reduction in interest income due to lower average cash and cash equivalents and marketable securities balances in the current period, as well as the achievement of lower investment yields as compared to the prior year.

Income Tax Expense.   For the nine-month period ended September 30, 2009, we recorded income tax expense of $17.3 million compared to $13.6 million for the same period in 2008. The decrease in the effective income tax rate for the nine-month period ended September 30, 2009 to 24.6 % from 26.2% in the same period of the prior year was primarily due to the recognition of $13.5 million in tax benefits related to the reversal of a contingency reserve associated with the expiration of certain statutes of limitations.

Liquidity and Capital Resources

In recent years we have financed our operations and our cash acquisitions primarily through working capital generated from operations. At September 30, 2009, our combined cash, cash equivalents and marketable securities balances totaled $182.5 million ($23.5 million of which is classified as non-current as more fully described under “Marketable Securities” below).

Net cash provided by operating activities totaled $89.8 million for the nine months ended September 30, 2009 compared to $98.3 million in the same period of 2008. The decrease from 2008 was due primarily to a decrease in net income before non-cash depreciation, amortization and stock-based compensation of $33.1 million offset by an increase in deferred income taxes of $6.8 million and an increase in net positive working capital changes of $18.1 million.

Net cash used in investing activities for the nine-month period ended September 30, 2009 of $60.0 million was the result of the use of $62.7 million for the payment of contingent consideration related to the acquisition of MeziMedia and $3.6 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $6.4 million. The net cash provided by investing activities for the nine months ended September 30, 2008 of $56.1 million was the result of proceeds from the net sales and maturities of marketable securities of $208.0 million offset by the use of $105.4 million for the payment of contingent consideration related to the acquisition of MeziMedia, purchases of $39.9 million of marketable securities and $6.6 million used for equipment purchases.

Net cash provided by financing activities of $2.9 million for the nine months ended September 30, 2009 was primarily due to proceeds received from our employee stock programs.  Net cash used in financing activities of $147.5 million for the nine months ended September 30, 2008 was primarily due to $150.2 million used to repurchase our common stock under our stock repurchase program and $4.3 million used for our stock option tender offer payment, offset by proceeds of $6.6 million received from our employee stock programs.

Marketable Securities

Marketable securities as of September 30, 2009 consisted of auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. As of September 30, 2009, our marketable securities portfolio consisted of ARS with a par value of $29.7 million and an estimated fair value of $23.5 million. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically have allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities. As a result of these failed auctions, we have been unable to liquidate these securities and the interest rates on these ARS reset to contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices. In the event we need to sell these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market.

As a result of the remaining uncertainty in the market for ARS, we have classified these investments as “non-current” in the accompanying consolidated balance sheet as of September 30, 2009. Additionally, we have reduced the fair value of these investments from their par value of $29.7 million to an estimated fair value of $23.5 million. Because we do not currently intend to sell any of our ARS at a significant loss, nor do we believe we will be required to sell any of these securities before recovering their cost basis, we consider this reduction in value to be temporary, and have recorded it as an unrealized loss in accumulated other comprehensive income. In June 2009, certain of our ARS with an aggregate par value of $4.2 million were redeemed by the issuer at par. As a result of this redemption, we reversed $1.9 million of previously recorded unrealized loss associated with these redeemed securities during the three-month period ended June 30, 2009.

Line of Credit

In November 2008, we entered into a $100 million line of credit with a bank group.  The line of credit has a term of three years and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in note 14 “Line of Credit” to our condensed consolidated financial statements.  The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock, and for general corporate purposes. We did not borrow against the line of credit in the three- and nine-month periods ended September 30, 2009 or during 2008, and thus no amount was outstanding against the line of credit at September 30, 2009 and December 31, 2008, respectively.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through September 30, 2009, our board of directors had authorized a total of $479.1 million for repurchases under the Program and we have repurchased a total of 47.1 million shares of our common stock for approximately $374.2 million. There were no repurchases under the Program during the nine-month period ended September 30, 2009. However, subsequent to September 30, 2009 and through November 5, 2009, we repurchased 1.7 million shares of our common stock for approximately $16.1 million. As of November 5, 2009, we have $88.8 million available under the Program to repurchase shares of our outstanding common stock.

Repurchases have been funded from available working capital, and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management or our board of directors determines additional repurchases are not warranted.

Commitments and Contingencies

There were no significant changes to our commitments and contingencies during the three- and nine-month periods ended September 30, 2009.

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

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance that defines disclosure requirements for the fair value of financial instruments, to require disclosures about fair value of financial instruments of publicly traded companies for interim reporting periods as well as in annual financial statements. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not impact our consolidated financial statements.  See note 8 “Fair Value Measurements” to our condensed consolidated financial statements for further information.

In April 2009, the FASB issued updated authoritative guidance on other-than-temporary impairments. The objective of an other-than-temporary impairment analysis under GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This updated guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. In response to the revised guidance, in April 2009, the SEC published a bulletin in which the SEC maintains the staff’s previous views related to equity securities. It also amends the SEC’s previous bulletin to exclude debt securities from its scope. The adoption of the guidance did not impact our consolidated financial statements.

In April 2009, the FASB issued additional authoritative guidance on fair value measurements for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability, and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual periods ending after June 15, 2009. Its adoption did not impact our consolidated financial statements.

In April 2009, the FASB revised the authoritative guidance on business combinations. The guidance amends the previously existing provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The revised guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions from previous guidance for acquired contingencies. It is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The nature and magnitude of the specific effects that this guidance will have on our consolidated financial statements will depend upon the nature, term and size of acquired contingencies resulting from future acquisitions.

In May 2009, the FASB issued authoritative guidance on management’s assessment of subsequent events. The guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The guidance requires entities to disclose the date through which subsequent events have been evaluated and whether the date corresponds with the release of the entities’ financial statements. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See note 1 “The Company and Basis of Presentation” to our condensed consolidated financial statements for further information.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity. We have adjusted historical GAAP references in this third quarter 2009 Form 10-Q to reflect accounting guidance references as prescribed by the Codification.

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

Marketable securities as of September 30, 2009 consist of highly rated auction rate securities (“ARS”) collateralized by student loan portfolios that are insured or government supported. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically have allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling the ARS at par. See further discussion of our marketable securities portfolio and ARS holdings in the “Liquidity and Capital Resources” section of Item 2 of this Form 10-Q under the header “Marketable Securities”.

Management’s internal investment policy requires a weighted-average time to maturity of the overall investment portfolio to be no greater than 365 days and allows for ARS to be weighted based on the auction reset date. Due to the current illiquidity in the ARS market, we have temporarily excluded our ARS from the determination of compliance with the maturity limitations of our internal investment policy. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. As of September 30, 2009, the net unrealized loss in our investments in ARS totaled $6.2 million, reflecting the current lack of liquidity for these instruments.

During the quarter ended September 30, 2009, our investments in marketable securities, consisting of ARS, yielded an annual effective interest rate of 0.66% and an annual taxable equivalent yield of 1.02%. If the issuers of our ARS were unable to continue to make the contractual interest payments, the result would be an annual decrease in our interest income of approximately $196,000.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effects of foreign currency exchange rate fluctuations for the three- and nine-month periods ended September 30, 2009 were not material to the consolidated results of operations for these periods. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $8.6 million, an estimated reduction of income before income taxes of approximately $1.3 million and an estimated reduction of net assets, excluding intercompany balances, of approximately $7.5 million. As of September 30, 2009, we had $44.6 million in cash and cash equivalents and $14.6 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2007, the United States District Court for the Central District of California consolidated two purported securities fraud class action lawsuits brought against the Company, its executive chairman and its former chief administrative officer. The court appointed the combined funds of Laborers’ International Union of North America National (Industrial) Pension and the LIUNA Staff & Affiliates Pension Fund (collectively, the “LIUNA Funds”) as lead plaintiffs. In January 2008, the LIUNA Funds filed a consolidated complaint alleging violations of certain federal securities laws based upon the Company’s and the Company’s officers’ alleged materially false and misleading statements concerning the Company’s compliance with laws and standards applicable to its lead generation business, among other things. The Company filed a motion to dismiss this matter in March 2008 and on September 25, 2008, the Court granted defendants’ motion to dismiss. After having their first complaint dismissed by the Court, the LIUNA Funds filed their First Amended Consolidated Complaint on November 24, 2008. In the third quarter of 2009, the Company reached a final settlement in this matter that was not material to the Company’s consolidated results of operations, financial position or cash flows.

On October 31, 2007, plaintiff Susan Lacerenza, a ValueClick shareholder who previously had filed a derivative action in Los Angeles County Superior Court, dismissed that action and re-filed her complaint in the United States District Court for the Central District of California. The operative complaint, brought against nominal defendant ValueClick, Inc. and against individual ValueClick directors and executives (collectively with ValueClick, the “Defendants”), alleges violations of certain federal securities laws, breaches of fiduciary duty, insider trading, and unjust enrichment. The allegations arose from the plaintiff’s claim that ValueClick engaged in illegal and deceptive practices with respect to its lead generation business and that the individual Defendants knowingly disseminated false and misleading financial results. Plaintiff sought to recoup allegedly improper profits from the individual Defendants and also sought damages against the individual Defendants for harm allegedly caused to ValueClick. In January 2008, the Company filed a motion to dismiss this matter. Rather than oppose that motion, the plaintiff filed a First Amended Complaint. In February 2008, upon stipulation of the parties, the Court stayed this action in light of the pending federal class action. In the third quarter of 2009, the Company reached a final settlement in this matter that was not material to the Company’s consolidated results of operations, financial position or cash flows.

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

On July 15, 2008, the Company filed a complaint against Tacoda, Inc., a Company which was subsequently acquired by AOL, Inc. in the United States District Court for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735. The Company is seeking an unspecified amount of damages in addition to injunctive relief.

In March of 2009, Netscape, Inc., a subsidiary of AOL, Inc., filed a complaint in the United States District Court for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., MeziMedia, Inc., Webclients, Inc., and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670.  The complaint seeks an unspecified amount of damages in addition to injunctive relief.  The Company believes it has valid defenses and intends to defend itself vigorously against these allegations.  On July 23, 2009, the Company defendants filed a cross-complaint against Netscape for, among other things, fraud.  On September 25, 2009, the Court heard summary judgment motions from both sides in the case. As of the date of this filing, the Court has not issued a ruling concerning summary judgment. In addition, no date for trial has been set by the Court. If the Court does not grant Defendants’ motion for summary judgment, the Company anticipates that a trial will occur in this matter in January of 2010.

From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patent or other intellectual property rights. We are not currently a party to any material legal proceedings, except as discussed above, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

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

In 2008, we began experiencing weakness across most of our business segments in connection with deteriorating macroeconomic conditions in the United States and Europe. Our consolidated revenue and profitability has decreased in 2009 as compared to the prior year periods.  We currently anticipate that our full year 2009 revenue and cash generated from operations will be less than the 2008 amounts.  We are not able to predict whether general macroeconomic conditions, or conditions in the online advertising industry specifically, will worsen or improve, or the timing of such developments.  If macroeconomic conditions worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically.  Further, when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue, profitability and positive cash flow that we achieved prior to the macroeconomic downturn.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our Media segment accounted for 43% of our revenue for the three-month period ended September 30, 2009 in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers’ websites. This business model may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements; companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

Our comparison shopping & search business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites. A large portion of the revenue in our comparison shopping & search business is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.  In the fourth quarter of 2009, our largest customer in our Comparison Shopping & Search segment made changes that negatively impacted the amount of traffic that we could monetize with them.  This change is expected to have a significant negative impact on the revenue levels of this segment beginning in the fourth quarter of 2009.

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

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. One of the primary competitors of our Search123.com subsidiary, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” Overture has aggressively pursued its alleged patent rights by filing lawsuits against other pay-per-click search engine companies such as MIVA and Google. MIVA and Google have asserted counter-claims against Overture including, but not limited to, invalidity, unenforceability and non-infringement. The Company is currently involved in two patent disputes with subsidiaries of AOL, Inc.  On July, 15, 2008, the Company filed a complaint against Tacoda, Inc., a Company which was subsequently acquired by AOL, Inc., in the United States District Court for the for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735.  In March of 2009, Netscape, Inc. a subsidiary of AOL, Inc., filed a complaint in the United States District Court for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., MeziMedia, Inc. Webclients, Inc. and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670.  Patent litigation is costly and could require us to change our business practices, could potentially hinder or prevent our ability to deliver our products and services and could divert management’s attention.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, such as Platform-A (owned by AOL), Google Affiliate Network, Trade Doubler, and Linkshare (owned by Rakuten), and we compete with other large Internet display advertising networks.  In addition, we compete in the online comparison shopping market with focused comparison shopping websites such as Shopping.com (owned by eBay), Kelkoo, NexTag, Shopzilla (owned by EW Scripps), and Pricegrabber (owned by Experian), and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, Google, AOL and MSN, have direct sales personnel and substantial proprietary online advertising inventory that may provide competitive advantages compared to our networks, and they have a significant impact on pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have. Further, Google, Yahoo! and Microsoft have made acquisitions to put them in direct competition with a number of our offerings.

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

Our continued international expansion will subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the “Spy Act of 2007”) and the New York Attorney General’s office has also pursued enforcement actions against companies in this industry. The Federal Trade Commission (“FTC”) conducted an investigation in 2007 into certain ValueClick websites which promise consumers a free gift of substantial value, and the manner in which the Company drives traffic to such websites, in particular through email. In the first quarter of 2008, the Company agreed to a stipulated injunction with the FTC resolving this matter. The injunction made clear that it constituted no finding of any impermissible conduct by the company in the past under preexisting FTC regulations then in effect. But the injunction also imposed new FTC guidelines for promotional lead generation activities, consistent with the approach that the agency applied to the Company’s competitors. In addition, the FTC issued a report and a revised set of “Self-Regulatory Principles for Online Behavioral Advertising” which promotes principles designed to encourage meaningful self-regulation with regard to online behavioral advertising within the industry, however its message strongly encourages that industry participants come up with more meaningful and rigorous self-regulation or invite legislation by states, Congress or a more regulatory approach by the FTC. Such legislation or increased regulatory approach, including legislation by Congress or guidelines by the FTC that may require consumers to “opt-in” before any data is collected about their web viewing behavior, may adversely affect our ability to grow the Company and its behavioral targeting platform.  Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We were involved in this type of litigation, which arose shortly after our stock price dropped significantly during the third quarter of 2007. Litigation of this type is often expensive and diverts management’s attention and resources.

SEVERAL STATES HAVE IMPLEMENTED OR PROPOSED REGULATIONS THAT IMPOSE SALES TAX ON CERTAIN ECOMMERCE TRANSACTIONS INVOLVING THE USE OF AFFILIATE MARKETING PROGRAMS.

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher who facilitated that sale is a New York-based entity. In addition, several other states, including California, have proposed similar regulations, although most of the regulations proposed by these other states have not passed. While the New York sales tax requirement has not had a material impact on the Company’s Affiliate Marketing segment results of operations, the Company is unable to determine the impact on its Affiliate Marketing business if other states adopt similar requirements.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $322 million.  As of September 30, 2009, we have $174.1 million and $62.0 million of goodwill and amortizable intangible assets, respectively, remaining.

We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with  accounting principles generally accepted in the United States of America (“GAAP”). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; the Company’s stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2009.  If macroeconomic conditions deteriorate further in 2009 or our stock price experiences further declines, we may be required to record additional impairment charges in the future.

We are also required under GAAP to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined.

WE MAY INCUR LIABILITIES TO TAX AUTHORITIES IN EXCESS OF AMOUNTS THAT HAVE BEEN ACCRUED WHICH MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

As more fully described in note 10 “Income Taxes” to our condensed consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

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

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of September 30, 2009, many of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2009

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2009

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, dated November 9, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Dated: November 9, 2009