Form 10-Q
period 2010-03-31
VALUECLICK INC/CA
filed 2010-05-10
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2010 was 81,325,480.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,669	$158,497
Accounts receivable, net	58,562	68,484
Prepaid expenses and other current assets	6,895	5,246
Income taxes receivable	6,432	7,629
Deferred tax assets	6,851	7,981
Current assets held for sale	—	11,098
Total current assets	238,409	258,935
Assets held for sale, less current portion	—	25,777
Note receivable, less current portion	32,311	—
Marketable securities	22,026	22,026
Property and equipment, net	12,151	11,272
Goodwill	156,965	157,123
Intangible assets acquired in business combinations, net	33,627	38,718
Deferred tax assets, less current portion	57,138	51,357
Other assets	1,307	1,354
TOTAL ASSETS	$553,934	$566,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$86,351	$91,703
Income taxes payable	1,306	1,136
Deferred tax liabilities	9	9
Deferred revenue	1,116	1,150
Liabilities related to assets held for sale	—	4,406
Total current liabilities	88,782	98,404
Income taxes payable, less current portion	61,763	60,154
Deferred tax liabilities, less current portion	1,403	1,515
TOTAL LIABILITIES	151,948	160,073

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 81,325,184 and 83,877,696 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	81	84
Additional paid-in capital	561,374	583,682
Accumulated other comprehensive loss	(13,278)	(9,857)
Accumulated deficit	(146,191)	(167,420)
Total stockholders’ equity	401,986	406,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$553,934	$566,562

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three-month Period Ended March 31,
	2010	2009

Revenue	$95,682	$103,073
Cost of revenue	25,499	30,958
Gross profit	70,183	72,115
Operating expenses:
Sales and marketing (includes stock-based compensation of $328 and $583 for 2010 and 2009, respectively)	24,495	29,209
General and administrative (includes stock-based compensation of $1,437 and $1,576 for 2010 and 2009, respectively)	13,823	14,429
Technology (includes stock-based compensation of $192 and $261 for 2010 and 2009, respectively)	7,924	6,484
Amortization of intangible assets	4,966	4,889
Total operating expenses	51,208	55,011

Income from operations	18,975	17,104
Interest and other income (expense), net	559	(142)
Income before income taxes	19,534	16,962
Income tax expense	8,211	7,978
Income from continuing operations	11,323	8,984

(Loss) income from discontinued operations (Note 4)	(134)	4,233
Gain on sale, net of tax	10,040	—

Net income	$21,229	$13,217

Other comprehensive income:
Foreign currency translation	(3,421)	(2,607)
Change in market value of marketable securities, net of tax	—	2
Comprehensive income	$17,808	$10,612

Basic net income per common share
Continuing operations	$0.14	$0.10
Discontinued operations	$0.12	$0.05
Net income	$0.26	$0.15

Diluted net income per common share
Continuing operations	$0.14	$0.10
Discontinued operations	$0.12	$0.05
Net income	$0.25	$0.15

Weighted-average shares used to calculate net income per common share:
Basic	82,892	86,825
Diluted	83,496	87,022

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
	(in thousands, except share data)
Balance at December 31, 2009	—	—	83,877,696	$84	$583,682	$(9,857)	$(167,420)	$406,489
Non-cash, stock-based compensation	—	—	—	—	1,957	—	—	1,957
Shares issued in connection with employee stock programs	—	—	137,488	—	1,058	—	—	1,058
Repurchase and retirement of common stock	—	—	(2,690,000)	(3)	(25,340)	—	—	(25,343)
Tax benefit from employee stock transactions	—	—	—	—	17	—	—	17
Comprehensive income:
Net income	—	—	—	—	—	—	21,229	21,229
Foreign currency translation	—	—	—	—	—	(3,421)	—	(3,421)
Total comprehensive income								17,808
Balance at March 31, 2010	—	—	81,325,184	$81	$561,374	$(13,278)	$(146,191)	$401,986

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three-month Period Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$21,229	$13,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,576	8,438
Provision for doubtful accounts and sales credits	242	2,958
Gain on disposition of business	(10,040)	—
Non-cash, stock-based compensation	1,957	2,600
Deferred income taxes	(4,708)	(147)
Tax benefit from stock-based awards	17	19
Excess tax benefit from stock-based awards	(17)	(29)
Changes in operating assets and liabilities	15,380	13,882
Net cash provided by operating activities	30,636	40,938

Cash flows from investing activities:
Proceeds from the maturities and sales of marketable securities	—	2,177
Purchases of property and equipment	(2,488)	(770)
Acquisition of businesses and related payments	—	(60,762)
Net cash used in investing activities	(2,488)	(59,355)

Cash flows from financing activities:
Repurchases and retirement of common stock	(25,343)	—
Proceeds from employee stock programs	1,058	1,159
Excess tax benefit from stock-based awards	17	29
Net cash (used in) provided by financing activities	(24,268)	1,188

Effect of exchange rate changes on cash and cash equivalents	(2,708)	(770)
Net increase (decrease) in cash and cash equivalents	1,172	(17,999)

Cash and cash equivalents, beginning of period	158,497	122,487
Cash and cash equivalents, end of period	$159,669	$104,488

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

MEDIA—ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. The Company has aggregated thousands of online publishers to provide marketers with access to one of the largest display advertising networks. The Company is able to supplement its traditional display advertising network by accessing additional publisher inventory through ad exchanges and other channels.  The Company’s Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

On February 1, 2010, the Company divested its promotional lead generation marketing business and has reported its results of operations as discontinued operations for all periods presented.  See Note 4 for additional information on this divestiture.

AFFILIATE MARKETING—ValueClick’s Affiliate Marketing segment, through the combination of: a large-scale pay-for-performance model built on the Company’s proprietary technology platforms; marketing expertise; and a large, quality advertising network, enables the Company’s customers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. Affiliate Marketing segment revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid by the Company’s customers to affiliates or on a percentage of transaction revenue generated by the Company’s customers from the programs managed with the Company’s affiliate marketing platforms.

OWNED & OPERATED WEBSITES—ValueClick’s Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com and Couponmountain.com. In 2009, ValueClick also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services.

The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them, and the Company’s content websites offer consumers information and reference material across a variety of topics. The Company’s services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers’ websites from listings on the Company’s websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company’s websites.

In addition to the Company’s destination websites, Search123, which operates primarily in Europe, is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis.

TECHNOLOGY—ValueClick’s Technology segment operates through its wholly-owned subsidiary Mediaplex. Mediaplex is an application services provider (“ASP”) offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex’s MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick’s annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 26, 2010. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance to improve disclosures about fair value measurements. The guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. The guidance also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments, except for the amendments to Level 3 fair value measurements as described above, which the Company will adopt on January 1, 2011.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company adopted this guidance as of January 1, 2010 and applied this guidance to its divested Web Clients subsidiary as described in Note 4.

3.             STOCK-BASED COMPENSATION

In the three-month periods ended March 31, 2010 and 2009, the Company recognized stock-based compensation of $2.0 million and $2.4 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three-month Period Ended March 31,
	2010	2009

Sales and marketing	$328	$583
General and administrative	1,437	1,576
Technology	192	261
Stock-based compensation	1,957	2,420
Related income tax benefits	(714)	(750)
Stock-based compensation, net of tax benefits	$1,243	$1,670

4.        DISCONTINUED OPERATIONS

On February 1, 2010, the Company completed the disposition of its lead generation marketing business, operated through its subsidiary Web Marketing Holdings LLC (“Web Clients”). The proceeds from the sale consisted of a $45 million (face amount) five year note receivable bearing interest at the rate of five percent. The estimated fair value of the note receivable was $32.8 million on the date of sale. Refer to Note 5 for additional information on the note receivable. The divestiture generated a pre-tax gain of $1.1 million, and a $10.0 million gain net of income taxes due to an $8.9 million tax benefit related to tax deductible goodwill that was realized upon the sale of Web Clients. The assets and liabilities of Web Clients were classified as held for sale as of December 31, 2009, and the historical results of Web Clients are treated as discontinued operations herein. The Company determined that Web Clients met the definition of an asset held for sale in the fourth quarter of 2009.

The following amounts related to Web Clients were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended March 31,
	2010	2009

Revenue	$5,926	$31,968

(Loss) income before income taxes from discontinued operations	(222)	6,564
Income tax (benefit) expense	(88)	2,331
(Loss) income from discontinued operations, net of tax	$(134)	$4,233

5.             NOTE RECEIVABLE

As discussed in Note 4, the Company sold its Web Clients business on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated discounted fair value of a $45 million (face amount) five year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten year period and a balloon payment at the end of the fifth year. The note is collateralized by substantially all of the assets of the buyer, consisting of Web Clients and other unrelated businesses. The collateralization of Web Clients resulted in the identification of Web Clients as a variable interest entity. However, because the Company does not have the power to direct the day-to-day operations of Web Clients and the risk of loss is limited to the amount of the note receivable, the Company is not considered the primary beneficiary and is not required to consolidate this VIE. Other than the note receivable, the Company has not, nor does it intend to, provide financial or other support to Web Clients.

The following table details the composition of the note receivable at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Note receivable, gross	$45,000	$—
Discount	(11,452)	—
Note receivable, net of discount	33,548	—
Less: current portion	(1,237)	—
Note receivable, less current portion	$32,311	$—

The Company classifies the portion of the note receivable due within one year as current assets in the caption “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of March 31, 2010 is classified separately on the Condensed Consolidated Balance Sheet. The Company reflects interest income associated with this note in the “Interest and other income, net” caption in the accompanying Condensed Consolidated Statements of Operations. Total interest income related to this note was $748,000 for the three-month period ended March 31, 2010.

6.             GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the three-month period ended March 31, 2010 were as follows (in thousands):

	Media	Affiliate Marketing	Owned & Operated Websites	Total
Balance at December 31, 2009	$105,802	$30,177	$21,144	$157,123
Foreign currency translation adjustments	(20)	(46)	(92)	(158)
Balance at March 31, 2010	$105,782	$30,131	$21,052	$156,965

Balance at March 31, 2010:
Goodwill	$217,782	$30,131	$231,052	$478,965
Accumulated impairment losses	(112,000)	—	(210,000)	(322,000)
Goodwill, net	$105,782	$30,131	$21,052	$156,965

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
March 31, 2010:
Customer, affiliate and advertiser relationships	$46,708	$(33,936)	$12,772
Trademarks, trade names and domain names	22,759	(13,258)	9,501
Developed technologies and websites	26,700	(17,836)	8,864
Covenants not to compete	7,500	(5,010)	2,490
Total intangible assets	$103,667	$(70,040)	$33,627

December 31, 2009:
Customer, affiliate and advertiser relationships	$46,793	$(32,246)	$14,547
Trademarks, trade names and domain names	23,211	(12,532)	10,679
Developed technologies and websites	26,700	(16,167)	10,533
Covenants not to compete	7,525	(4,566)	2,959
Total intangible assets	$104,229	$(65,511)	$38,718

For the three-month period ended March 31, 2010, the decreases in the gross balances were due primarily to foreign currency translation adjustments totaling approximately $0.5 million. The Company recognized amortization expense of $5.0 million and $4.9 million on intangible assets for the three-month periods ended March 31, 2010 and 2009, respectively. Estimated intangible asset amortization expense for the remainder of 2010, the succeeding five years and thereafter is as follows (in thousands):

Nine months ending December 31, 2010	$14,316
2011	$12,185
2012	$4,662
2013	$374
2014	$374
Thereafter	$1,716

7.             ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.1 million and $4.2 million at March 31, 2010 and December 31, 2009, respectively. No customers accounted for more than 10% of the accounts receivable balance at March 31, 2010 and December 31, 2009, respectively.

8.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009

Land	$1,470	$1,470
Building	1,330	1,330
Computer equipment and purchased software	35,107	32,984
Furniture and equipment	4,216	4,066
Leasehold improvements	2,996	2,979
Vehicles	35	35
Property and equipment, gross	45,154	42,864
Less: accumulated depreciation and amortization	(33,003)	(31,592)
Total property and equipment, net	$12,151	$11,272

9.             FAIR VALUE MEASUREMENT OF ASSETS

As of March 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable and for identifiable assets in less active markets; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s assets required to be measured at fair value include the Company’s investment in marketable securities, which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance. Marketable securities consisted of auction rate securities (“ARS”) at March 31, 2010 and December 31, 2010 with an aggregate cost of $27.6 million and an estimated fair value of $22.0 million.

Due to the continuing auction failures of the Company’s ARS through the first quarter of 2010, there are no readily determinable market values for these ARS. As quoted prices in an active market were not available, the fair values of these ARS were estimated utilizing discounted cash flow analyses as of March 31, 2010. These analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and assumptions as to the next time the ARS will have a successful auction (liquidity).

As a result of the remaining uncertainty in the market for ARS, the Company has classified these investments as “non-current” assets in the accompanying condensed consolidated balance sheet as of March 31, 2010. Additionally, the fair value of these investments has been reduced from their par value of $27.6 million to an estimated fair value of $22.0 million. Because the Company does not currently intend to sell any of its ARS at a significant loss, nor does it believe it will be required to sell any of these securities before recovering their cost basis, the decline in fair value is considered temporary, and has been recorded as an unrealized loss in accumulated other comprehensive income.  If the Company were to determine that a decline in fair value is other-than-temporary, a charge would be recorded to earnings in the period such determination was made.

The Company’s assets measured at fair value on a recurring basis at March 31, 2010, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$22,026	$—	$—	$22,026

The Company’s assets measured at fair value on a recurring basis at December 31, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities measured at fair value	$22,026	$—	$—	$22,026

There were no transfers of assets between levels within the fair value hierarchy for the three-month period ended March 31, 2010.

10.          COMMITMENTS AND CONTINGENCIES

On July 15, 2008, the Company filed a complaint against Tacoda, Inc., which subsequently became a wholly-owned subsidiary of AOL, Inc., in the United States District Court for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735. The Company was seeking an unspecified amount of damages in addition to injunctive relief. This case was put on hold by the court until May 25, 2010, pending a review by the Patent and Trademark Office of U.S. patent numbers 5,848,396 and 5,991,735.  In March of 2009, Netscape, Inc., a subsidiary of AOL, Inc., filed a complaint in the United States District Court (the “Court”) for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., MeziMedia, Inc., Web Clients, Inc., and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670, colloquially known as the “Internet Cookies Patent.”  On May 6, 2010, the parties reached an agreement to cross-license their respective technologies. The cross-license agreement did not have a material impact on the Company’s consolidated financial position or results of operations.

On April 8, 2008, Hypertouch, Inc. filed an action against the Company in the Superior Court of California, County of Los Angeles. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff’s alleged receipt of a large number of email messages allegedly transmitted by the Company “and/or (its) agents” and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 28, 2008. On May 4, 2009, the court granted the Company’s motion for summary judgment which ended the case in this court. Hypertouch has appealed the Court’s ruling. The appeal is pending.

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

11.          INCOME TAXES

As of December 31, 2009, the Company had recorded a liability of $52.0 million for unrecognized tax benefits. During the three-month period ended March 31, 2010, the Company’s liability for unrecognized tax benefits increased by $1.0 million as a result of income tax positions taken during the period, resulting in a total liability for unrecognized tax benefits at March 31, 2010 of $53.0 million. If recognized in future periods, $53.0 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following March 31, 2010 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.6 million and $0.8 million in gross interest and penalties expense related to unrecognized tax benefits in each of the three-month periods ended March 31, 2010 and 2009, respectively.  The Company had an accrual for interest and penalties in the amount of $8.9 million and $8.3 million at March 31, 2010 and December 31, 2009, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

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

12.          STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2009, the Company’s board of directors authorized a total of $479.1 million for repurchases under the Program and the Company had repurchased a total of 50.7 million shares of its common stock for approximately $409.2 million. The Company repurchased 2.7 million shares for a total of $25.3 million under the Program for the three-month period ended March 31, 2010. As of March 31, 2010, up to an additional $44.6 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

13.          NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2010	2009

Net income	$21,229	$13,217

Weighted-average common shares outstanding - basic	82,892	86,825
Dilutive effect of stock options and employee benefit plans	604	197
Number of shares used to compute net income per common share - diluted	83,496	87,022

Net income per common share:
Basic	$0.26	$0.15
Diluted	$0.25	$0.15

Employee stock-based awards totaling 2,609,000 and 3,258,000 shares during the three-month periods ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted net income per common share because their effect would have been antidilutive under the treasury stock method.

14.          LINE OF CREDIT

In November 2008, the Company obtained a line of credit with a bank group which allows for borrowings of up to $100 million through November 14, 2011 (“Line of Credit”). The Line of Credit was amended on February 1, 2010. Advances under the Line of Credit bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent’s prime rate, (b) the federal funds rate plus 1.50%, and (c) the one month reserve adjusted daily LIBOR rate plus 1.50%, or (ii) the London Interbank Offered Rate (“LIBOR”), in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.50% to 2.25% for LIBOR loans and from 0.50% to 1.25% for Base Rate loans.

Certain of the Company’s domestic subsidiaries have guaranteed the obligations of the Company and all future domestic subsidiaries of the Company also are required to guarantee the obligations of the Company under the Line of Credit. The Company’s obligations are secured by a lien on substantially all of its present and future assets pursuant to a separate security agreement (the “Security Agreement”). In addition, the obligations of each subsidiary guarantor are secured by a lien on substantially all of such subsidiary’s present and future assets pursuant to a separate guaranty agreement (the “Guaranty Agreement”). The subsidiary guarantees and the collateral under the Security Agreement are subject to release upon fulfillment of certain conditions specified in the Line of Credit, Security Agreement and the Guaranty Agreement.

The Line of Credit is available to be used by the Company, among other things, to fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company will pay a commitment fee on unused amounts that ranges, based on the Company’s total leverage ratio, from 0.35% to 0.50% of the unused portion of the Line of Credit. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Line of Credit then outstanding may be declared due and payable. At March 31, 2010 and December 31, 2009, no amount was outstanding on the Line of Credit.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA of $100 million, and minimum unrestricted, unencumbered liquid asset requirements. At March 31, 2010 and December 31, 2009, the Company was in compliance with all of the financial covenants of the Line of Credit.

15.          SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Media, Affiliate Marketing, Owned & Operated Websites, and Technology.  The following table provides revenue and segment income from continuing operations for each of the Company’s four business segments. Segment income from continuing operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance and certain legal fees; insurance; and, other corporate expenses.

	Revenue		Segment Income from Continuing Operations
	Three-month Periods Ended March 31,
(in thousands)	2010	2009	2010	2009

Media	$30,803	$31,558	$7,666	$6,776
Affiliate Marketing	29,359	27,958	16,049	14,399
Owned & Operated Websites	27,897	37,517	4,884	6,778
Technology	7,894	6,416	4,088	2,784
Inter-segment revenue	(271)	(376)	—	—
Total	$95,682	$103,073	$32,687	$30,737

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2010	2009

Segment income from operations	$32,687	$30,737
Corporate expenses	(6,789)	(6,324)
Stock-based compensation	(1,957)	(2,420)
Amortization of intangible assets	(4,966)	(4,889)
Consolidated income from operations	$18,975	$17,104

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Owned & Operated Websites, and Technology segments is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2010	2009
Media	489	569
Affiliate Marketing	244	298
Owned & Operated Websites	392	518
Technology	228	248
Corporate	253	337
Total	1,606	1,970

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

The Company’s geographic information was as follows (in thousands):

	Revenues
	Three-month Period Ended March 31,
	2010	2009
United States	$74,413	$83,337
Ireland	17,261	2,789
Other countries	5,113	18,703
Inter-regional eliminations	(1,105)	(1,756)
Total	$95,682	$103,073

	Income from Operations
	Three-month Period Ended March 31,
	2010	2009
United States	$16,736	$16,960
Ireland	1,668	(784)
Other countries	571	928
Total	$18,975	$17,104

For the three-month period ended March 31, 2010, one customer accounted for approximately 13.1% of total revenue. For the three-month period ended March 31, 2009, one customer accounted for approximately 17.6% of total revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet.  The Company has aggregated thousands of online publishers to provide marketers with access to one of the largest display advertising networks. The Company is able to supplement its traditional display advertising network by accessing additional publisher inventory through ad exchanges and other channels. The Company’s Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

The Company sold its promotional lead generation marketing business on February 1, 2010. The Company has reported the results of operations of its lead generation marketing business as discontinued operations for all periods presented. See Note 4 to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q for further information.

AFFILIATE MARKETING

ValueClick’s Affiliate Marketing segment, through the combination of: a large-scale pay-for-performance model built on the Company’s proprietary technology platforms; marketing expertise; and a large, quality advertising network, enables the Company’s customers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. Affiliate Marketing segment revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid by the Company’s customers to affiliates or on a percentage of transaction revenue generated by the Company’s customers from the programs managed with the Company’s affiliate marketing platforms.

OWNED & OPERATED WEBSITES

ValueClick’s Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com and Couponmountain.com.  In 2009, ValueClick also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services.

The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan and China.  The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews.  The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them, and the Company’s content websites offer consumers access to vertical content.  The Company’s services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers’ websites from listings on the Company’s websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company’s websites.

In addition to the Company’s destination websites, Search123, which operates primarily in Europe, is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis.

TECHNOLOGY

ValueClick’s Technology segment operates through its wholly-owned subsidiary Mediaplex. Mediaplex is an application services provider (“ASP”) offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate.  Mediaplex’s MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis.  Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

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

	Three-month Period Ended March 31,
	2010	2009
	(in thousands)
Media
Revenue	$30,803	$31,558
Cost of revenue	15,853	16,764
Gross profit	14,950	14,794
Operating expenses	7,284	8,018
Segment income from operations	$7,666	$6,776

Affiliate Marketing
Revenue	$29,359	$27,958
Cost of revenue	4,019	3,886
Gross profit	25,340	24,072
Operating expenses	9,291	9,673
Segment income from operations	$16,049	$14,399

Owned & Operated Websites
Revenue	$27,897	$37,517
Cost of revenue	5,083	9,591
Gross profit	22,814	27,926
Operating expenses	17,930	21,148
Segment income from operations	$4,884	$6,778

Technology
Revenue	$7,894	$6,416
Cost of revenue	765	949
Gross profit	7,129	5,467
Operating expenses	3,041	2,683
Segment income from operations	$4,088	$2,784

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$32,687	$30,737
Corporate expenses	(6,789)	(6,324)
Stock-based compensation	(1,957)	(2,420)
Amortization of intangible assets	(4,966)	(4,889)
Consolidated income from operations	$18,975	$17,104

Reconciliation of segment revenue to consolidated revenue:
Media	$30,803	$31,558
Affiliate Marketing	29,359	27,958
Owned & Operated Websites	27,897	37,517
Technology	7,894	6,416
Inter-segment eliminations	(271)	(376)
Consolidated revenue	$95,682	$103,073

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO MARCH 31, 2009

Revenue.   Consolidated revenue for the three-month period ended March 31, 2010 was $95.7 million compared to $103.1 million for the same period in 2009, representing a 7.2% decrease, or $7.4 million.

Media segment revenue decreased to $30.8 million for the three-month period ended March 31, 2010 compared to $31.6 million for the same period in 2009. The decrease of $755,000, or 2.4%, in Media segment revenue was primarily attributable to lower volumes of certain performance-based display advertising offers as compared to the year ago period.

Affiliate Marketing segment revenue increased to $29.4 million for the three-month period ended March 31, 2010 compared to $28.0 million in the same period in 2009. This increase of $1.4 million, or 5.0%, was primarily due to an increase in the number of customers and an increase in transaction volumes associated with existing customers.

Owned & Operated Websites segment revenue decreased to $27.9 million for the three-month period ended March 31, 2010 compared to $37.5 million in the same period in 2009. The decrease of $9.6 million, or 25.6%, was attributable to a change in the volume of revenue we were able to generate from a major customer due to changes made by this customer in the fourth quarter of 2009.  Due to the timing of this customer change in late 2009, we expect to record year-over year revenue decreases in our Owned & Operated Websites segment of this magnitude for the next two quarters. Even after the change we experienced with the customer noted above, the Owned & Operated Websites segment revenue is concentrated with two major customers. A loss of, or reduction of revenue from, one or both of these customers could have a significant negative impact on the revenue and profitability of this segment and the Company.

Technology segment revenue was $7.9 million for the three-month period ended March 31, 2010 compared to $6.4 million for the same period in 2009, an increase of $1.5 million, or 23%.  The increase in revenue was due to new customer wins and higher volumes of ad serving. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

                                                Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Owned & Operated Websites segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL, or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs.  Our consolidated cost of revenue was $25.5 million for the three-month period ended March 31, 2010 compared to $31.0 million for the same period in 2009, a decrease of $5.5 million, or 17.6%. Our consolidated gross margin was 73.4% and 70.0% for the three-month periods ended March 31, 2010 and 2009, respectively.

Cost of revenue for the Media segment decreased $911,000, or 5.4%, to $15.9 million for the three-month period ended March 31, 2010 compared to $16.8 million for the same period in 2009. Our Media segment gross margin increased to 48.5% for the three-month period ended March 31, 2010 compared to 46.9% for the same period in 2009. The increase in Media segment gross margin resulted primarily from our ability to better utilize publisher inventory through the use of our targeting technology.

Cost of revenue for the Affiliate Marketing segment increased $133,000, or 3.4%, to $4.0 million for the three-month period ended March 31, 2010 compared to $3.9 million for the same period in 2009 due to the increase in revenue.  Our Affiliate Marketing gross margin remained relatively flat at 86.3% for the first quarter of 2010 compared to 86.1% for the same period in 2009.

Cost of revenue for the Owned & Operated Websites segment decreased $4.5 million to $5.1 million for the three-month period ended March 31, 2010 compared to $9.6 million for the same period in 2009.  Our Owned & Operated Websites segment gross margin increased to 81.8% for the first quarter of 2010 from 74.4% for the same period in 2009 due primarily to a mix shift in this segment’s traffic acquisition strategies, which reduced the mix of consumer traffic coming from distribution partners with a revenue-share relationship.

Technology segment cost of revenue decreased $184,000, or 19.4%, to $765,000 for the three-month periods ended March 31, 2010 compared to $949,000 for the same period in 2009.  Our Technology segment gross margin increased to 90.3% for the three-month period ended March 31, 2010 from 85.2% for the same period in 2009 due to the operating leverage associated with the higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners that are not directly associated with a revenue-generating event. In periods prior to January 1, 2010, sales and marketing expenses also included certain network development-related expenses.  However, in periods beginning on or after January 1, 2010, all network development-related expenses are recorded as a technology expense.  This change in classification was made to achieve internal consistency amongst the Company’s various divisions and has no impact on the overall profitability of any particular segment or on the Company’s overall profitability.  Total sales and marketing expenses for the three-month period ended March 31, 2010 were $24.5 million compared to $29.2 million for the same period in 2009, a decrease of $4.7 million, or 16.1%.  Sales and marketing expenses decreased primarily due to lower online advertising costs in our Owned & Operated Websites segment, decreased salaries and wages as a result of decreased headcount compared to the same period of the prior year, and the reclassification of certain network development-related expenses to technology expense as noted above.  Our sales and marketing expenses as a percentage of revenue decreased to 25.6% for the three-month period ended March 31, 2010 compared to 28.3% for the same period in 2009.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses decreased to $13.8 million, or 14.4% of revenue, for the three-month period ended March 31, 2010 compared to $14.4 million, or 14.0% of revenue, for the same period in 2009, a decrease of $606,000, or 4.2%. General and administrative expenses decreased primarily due to a decrease in bad debt expense.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended March 31, 2010 were $7.9 million, or 8.3% of revenue, compared to $6.5 million, or 6.3% of revenue, for the same period in 2009, an increase of $1.4 million, or 22.2%. The increase in technology expenses was primarily due to the reclassification of certain network development-related expenses from sales and marketing expense into technology expense as described above.

Segment Income from Operations.   Media segment income from operations for the three-month period ended March 31, 2010 increased 13.1%, or $890,000, to $7.7 million, from $6.8 million in the same period of the prior year, and represented 24.9% and 21.5% of Media segment revenue in these respective periods. The increase in Media segment income from operations was due to the higher gross margin as described above and lower operating expenses.

Affiliate Marketing segment income from operations for the three-month period ended March 31, 2010 increased 11.5% to $16.0 million, from $14.4 million in the same period of the prior year, and represented 54.7% and 51.5% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Owned & Operated Websites segment income from operations for the three-month period ended March 31, 2010 decreased to $4.9 million from $6.8 million in the same period of the prior year.  The operating margin for this segment remained relatively consistent at17.5% and 18.1% of Owned & Operated Websites segment revenue in these respective periods.

Technology segment income from operations for the three-month period ended March 31, 2010 increased 46.8% to $4.1 million, from $2.8 million in the same period of the prior year, and represented 51.8% and 43.4% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended March 31, 2010 was $2.0 million compared to $2.4 million for the same period in 2009. The decrease of $463,000 was primarily due to stock options being fully vested in 2009. We currently anticipate stock-based compensation in the range of $8 million to $9 million for the year ending December 31, 2010. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets remained consistent at $5.0 million for the three-month period ended March 31, 2010 compared to $4.9 million for the same period in 2009. We currently anticipate amortization expense of approximately $19.3 million for the year ending December 31, 2010.

Interest and Other Income, Net. Interest and other income, net increased to $559,000 for the three-month period ended March 31, 2010 compared to a loss of $142,000 for the same period in 2009 due to interest income on the note receivable from the sale of Web Clients as well as lower foreign exchange losses related to intercompany receivable balances with certain of our European subsidiaries.

Income Tax Expense.   For the three-month period ended March 31, 2010, we recorded income tax expense of $8.2 million compared to $8.0 million for the same period in 2009. The decrease in the effective income tax rate for the three-month period ended March 31, 2010 to 42.0% from 47.0% in the same period of the prior year was primarily due to the first quarter 2009 recognition of certain tax law changes impacting deferred taxes.  We currently anticipate an effective income tax rate for the year ending December 31, 2010 of approximately 42.0%.

Liquidity and Capital Resources

Since our inception and through the first quarter of 2010, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At March 31, 2010, our combined cash, cash equivalents and marketable securities balances totaled $181.7 million.

Net cash provided by operating activities totaled $30.6 million for the three months ended March 31, 2010 compared to $40.9 million in the same period of 2009. The decrease from 2009 was due primarily to the effect of working capital changes on cash and cash generated from discontinued operations in the year ago period.

The net cash used in investing activities for the three-month period ended March 31, 2010 of $2.5 million represented equipment purchases. The net cash used in investing activities for the three months ended March 31, 2009 of $59.4 million was the result of the use $60.8 million for the payment of the contingent consideration related to the acquisition of MeziMedia and $800,000 used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $2.2 million.

Net cash used by financing activities of $24.3 million for the three months ended March 31, 2010 was primarily due to common stock repurchases of $25.3million, offset by $1.1 million in proceeds received from our employee stock programs.  Net cash provided by financing activities of $1.2 million for the three months ended March 31, 2009 was primarily due to proceeds of $1.2 million received from our employee stock programs.

Marketable Securities

Marketable securities as of March 31, 2010 consisted of auction rate securities (“ARS”) collateralized by student loan portfolios that are government supported or privately insured. Our marketable securities portfolio includes ARS with a par value of $27.6 million and an estimated fair value of $22.0 million. ARS are designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically have allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities. As a result of these failed auctions, we have been unable to liquidate these securities and the interest rates on these ARS reset to contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices. In the event we need to sell these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market.

As a result of the remaining uncertainty in the market for ARS, we have classified these investments as “non-current” in the accompanying consolidated balance sheet as of March 31, 2010. Additionally, we have reduced the fair value for these investments from their par value of $27.6 million to an estimated fair value of $22.0 million. Because we do not currently intend to sell any of our ARS at a significant loss, nor do we believe we will be required to sell any of these securities before recovering their cost basis, we consider this reduction in value to be temporary, and have recorded it as an unrealized loss in accumulated other comprehensive income.

We have determined that we utilize unobservable (Level 3) inputs in establishing the estimated fair value of the ARS of $22.0 million at March 31, 2010. Due to the events discussed above which resulted in the lack of an active market for ARS, and due to the lack of other observable market data with similar characteristics to our ARS holdings, we have estimated the fair values of these ARS utilizing a discounted cash flow analysis as of March 31, 2010. These analyses consider, among other factors, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of expected future cash flows, and expectations of when the ARS are expected to have successful auctions.

Line of Credit

In November 2008, we entered into a $100 million line of credit with a bank group.  The line of credit has a term of three years and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14.  The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock, and for general corporate purposes. We have not borrowed against the line of credit, and thus no amount was outstanding against the line of credit at March 31, 2010 and December 31, 2009, respectively.

Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2009, the Company’s board of directors authorized a total of $479.1 million for repurchases under the Program and the Company had repurchased a total of 50.7 million shares of its common stock for approximately $409.2 million. The Company repurchased 2.7 million shares for a total of $25.3 million under the Program for the three-month period ended March 31, 2010. As of March 31, 2010, up to an additional $44.6 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

Commitments and Contingencies

Other than certain legal matters described below under Legal Proceedings, there were no significant changes to our commitments and contingencies during the three-month period ended March 31, 2010.

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance to improve disclosures about fair value measurements. The guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. The guidance also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments, except for the amendments to Level 3 fair value measurements as described above, which the Company will adopt on January 1, 2011.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company adopted this guidance as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We do not believe that our current investment activities subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the three-month period ended March 31, 2010 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $8.7 million, an estimated reduction of income before income taxes of approximately $2.0 million and an estimated reduction of net assets, excluding intercompany balances, of approximately $7.5 million. While we perform certain hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of March 31, 2010, we had $45.2 million in cash and cash equivalents and $12.6 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

On July 15, 2008, we filed a complaint against Tacoda, Inc., which subsequently became a wholly-owned subsidiary of AOL, Inc., in the United States District Court for the Central District of California for patent infringement of U.S. patent numbers 5,848,396 and 5,991,735. We were seeking an unspecified amount of damages in addition to injunctive relief. This case was put on hold by the court until May 25, 2010, pending a review by the Patent and Trademark Office of U.S. patent numbers 5,848,396 and 5,991,735.  In March of 2009, Netscape, Inc., a subsidiary of AOL, Inc., filed a complaint in the United States District Court (the “Court”) for the Eastern District of Virginia against ValueClick, Inc., Mediaplex, Inc., Commission Junction, Inc., MeziMedia, Inc., Web Clients, Inc., and Fastclick, Inc. for alleged patent infringement of U.S. patent number 5,774,670, colloquially known as the “Internet Cookies Patent.”  On May 6, 2010, the parties reached an agreement to cross-license their respective technologies. The cross-license agreement did not have a material impact on our consolidated financial position or results of operations.

On April 8, 2008, Hypertouch, Inc. filed an action against us in the Superior Court of California, County of Los Angeles. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff’s alleged receipt of a large number of email messages allegedly transmitted by us “and/or (our) agents” and seeks statutory damages for each such email. We filed our answer to the complaint on May 28, 2008. On May 4, 2009, the court granted our motion for summary judgment which ended the case in this court. Hypertouch has appealed the Court’s ruling. The appeal is pending.

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

This report on Form 10-Q contains forward-looking statements based on the current expectations, assumptions, estimates, and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report on Form 10-Q. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

WEAK MACROECONOMIC CONDITIONS IN THE UNITED STATES AND EUROPE HAVE NEGATIVELY IMPACTED OUR BUSINESS AND FURTHER WEAKENING OF MACROECONOMIC CONDITIONS MAY HAVE ADDITIONAL NEGATIVE IMPACTS ON OUR BUSINESS.

In 2008, we began experiencing weakness across most of our business segments in connection with deteriorating macroeconomic conditions in the United States and Europe. Our consolidated full year 2009 and first quarter 2010 revenue and cash generated from operations decreased as compared to the prior year amounts.  We are not able to predict whether general macroeconomic conditions, or conditions in the online advertising industry specifically, will worsen or improve, or the timing of such developments.  If macroeconomic conditions worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically.  Further, when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue, profitability and positive cash flow that we achieved prior to the macroeconomic downturn.

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

Our success depends in part on our ability to effectively manage our existing advertising space as well as successfully access advertising space available on ad exchanges and through ad network optimization service providers. The Web publishers and email list owners that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, Web publishers or email list owners can change the amount of inventory they make available to us at any time. If a Web publisher or email list owner decides not to make advertising space from its websites, newsletters or email lists available to us, we may not be able to replace this advertising space with advertising space from other Web publishers or email list owners that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue.

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

Our Owned & Operated Websites business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites. A large portion of the revenue in our Owned & Operated Websites segment is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.  In the fourth quarter of 2009, our largest customer in our Owned & Operated Websites segment made changes that negatively impacted the amount of traffic that we could monetize with them.  This change had a significant negative impact on the revenue levels of this segment beginning in the fourth quarter of 2009.  As a result of this change, our revenue from the Owned & Operated Websites segment in the first quarter of 2010 was much lower than the same period of the prior year and we expected this year-over-year trend to continue through the third quarter of 2010.  As such, we also expect the full year 2010 revenue from the Owned & Operated Websites segment to be lower than it was in 2009.

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

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses.  Defending ourselves against intellectual property infringement  or similar claims is expensive and diverts management’s attention.

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE ADVERTISEMENTS AND TO PREVENT FRAUD ON OUR NETWORKS IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Websites typically place small files of non-personalized (or “anonymous”) information, commonly known as cookies, on an Internet user’s hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user’s browser software. We currently use cookies, along with other technologies, as set forth in our privacy policies, for purposes that include, without limitation, improving the experience Web users have when they see Web advertisements, advertising campaign reporting, website reporting and to monitor and prevent fraudulent activity on our networks. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we expect that we would need to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they may be less effective than cookies. We also expect that we would need to develop or acquire other technology to monitor and prevent fraudulent activity on our networks. Replacement of cookies could require reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time consuming, could require us to change our business practices and could divert management’s attention.

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

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of our company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring us, without our board of directors’ consent, for at least three years from the date they first hold 15% or more of the voting stock. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

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

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000, Sweden in 2004, Japan and China in 2007, Spain and Ireland in 2008, and Korea and South Africa in 2010. Our international expansion and the integration of international operations present unique challenges and risks to our company, and require management attention. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, content requirements, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our continued international expansion also subjects us to additional foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

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

Our success depends in large part on our proprietary technologies, including tracking management software, our affiliate marketing technologies, our display advertising technologies, our technology, including SEM technology that runs our owned and operated websites, and our MOJO platform. In addition, we believe that our trademarks are key to identifying and differentiating our products and services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the “Spy Act of 2007”) and the New York Attorney General’s office has also pursued enforcement actions against companies in this industry. In addition, the FTC issued a report and a revised set of “Self-Regulatory Principles for Online Behavioral Advertising” which promotes principles designed to encourage meaningful self-regulation with regard to online behavioral advertising within the industry, however its message strongly encourages that industry participants come up with more meaningful and rigorous self-regulation or invite legislation by states, Congress or a more regulatory approach by the FTC. Congress has currently introduced legislation regulating the collection of online and offline data of consumers. Such legislation or increased regulatory approach, including legislation by Congress or guidelines by the FTC that may require consumers to “opt-in” before any data is collected about their web viewing behavior, may adversely affect our ability to grow our company and our behavioral targeting platform.  Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. We do not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

Due to the global nature of the Web, it is possible that, although our transmissions originate in California, England, Sweden, and China, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of industry standards, laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $269.5 million.  As of March 31, 2010, we have $157.0 million and $33.6 million of goodwill and amortizable intangible assets, respectively, remaining.

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

As more fully described in Note 11 to our consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes the Company’s repurchases of common stock during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 through January 31, 2010	—	$—	—	$69.9 million

February 1, 2010 through February 28, 2010	1,126,300	9.26	1,126,300	$59.5 million

March 1, 2010 through March 31, 2010	1,563,700	9.54	1,563,700	$44.6 million

Total	2,690,000	$9.42	2,690,000	$44.6 million

(1)          In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2009, the Company’s board of directors authorized a total of $479.1 million for repurchases under the Program and the Company had repurchased a total of 50.7 million shares of its common stock for approximately $409.2 million. The Company repurchased 2.7 million shares for a total of $25.3 million under the Program for the three-month period ended March 31, 2010. As of March 31, 2010, up to an additional $44.6 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

(2)            Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 7, 2010