Form 10-Q
period 2010-06-30
VALUECLICK INC/CA
filed 2010-08-06
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of July 30, 2010 was 81,806,724.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,747	$158,497
Accounts receivable, net	62,220	68,484
Prepaid expenses and other current assets	7,599	5,246
Income taxes receivable	12,946	7,629
Deferred tax assets	6,921	7,981
Current assets held for sale	—	11,098
Total current assets	261,433	258,935
Assets held for sale, less current portion	—	25,777
Note receivable, less current portion	31,975	—
Marketable securities	22,026	22,026
Property and equipment, net	9,301	11,272
Goodwill	155,875	157,123
Intangible assets acquired in business combinations, net	28,348	38,718
Deferred tax assets, less current portion	56,801	51,357
Other assets	1,289	1,354
TOTAL ASSETS	$567,048	$566,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$87,759	$91,703
Income taxes payable	1,396	1,136
Deferred tax liabilities	9	9
Deferred revenue	1,732	1,150
Liabilities related to assets held for sale	—	4,406
Total current liabilities	90,896	98,404
Income taxes payable, less current portion	62,603	60,154
Deferred tax liabilities, less current portion	1,072	1,515
TOTAL LIABILITIES	154,571	160,073

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 81,806,724 and 83,877,696 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	82	84
Additional paid-in capital	564,411	583,682
Accumulated other comprehensive loss	(17,867)	(9,857)
Accumulated deficit	(134,149)	(167,420)
Total stockholders’ equity	412,477	406,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567,048	$566,562

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three-month Period Ended June 30,
	2010	2009

Revenue	$99,601	$104,090
Cost of revenue	27,346	28,232
Gross profit	72,255	75,858
Operating expenses:
Sales and marketing (includes stock-based compensation of $332 and $575 for 2010 and 2009, respectively)	27,117	30,927
General and administrative (includes stock-based compensation of $1,660 and $1,542 for 2010 and 2009, respectively)	13,363	14,810
Technology (includes stock-based compensation of $208 and $242 for 2010 and 2009, respectively)	8,302	6,244
Amortization of intangible assets	4,936	4,924
Total operating expenses	53,718	56,905

Income from operations	18,537	18,953
Interest and other income, net	2,437	1,133
Income before income taxes	20,974	20,086
Income tax expense	8,932	8,129
Income from continuing operations	12,042	11,957

Income from discontinued operations (Note 4)	—	2,915

Net income	$12,042	$14,872

Basic net income per common share:
Continuing operations	$0.15	$0.14
Discontinued operations	$—	$0.03
Net income	$0.15	$0.17

Diluted net income per common share:
Continuing operations	$0.15	$0.14
Discontinued operations	$—	$0.03
Net income	$0.15	$0.17

Weighted-average shares used to calculate net income per common share:
Basic	81,551	87,071
Diluted	82,212	87,645

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Six-month Period Ended June 30,
	2010	2009

Revenue	$195,283	$207,163
Cost of revenue	52,845	59,190
Gross profit	142,438	147,973
Operating expenses:
Sales and marketing (includes stock-based compensation of $660 and $1,158 for 2010 and 2009, respectively)	51,612	60,136
General and administrative (includes stock-based compensation of $3,097 and $3,118 for 2010 and 2009, respectively)	27,186	29,239
Technology (includes stock-based compensation of $400 and $503 for 2010 and 2009, respectively)	16,226	12,728
Amortization of intangible assets	9,902	9,813
Total operating expenses	104,926	111,916

Income from operations	37,512	36,057
Interest and other income, net	2,996	991
Income before income taxes	40,508	37,048
Income tax expense	17,143	16,107
Income from continuing operations	23,365	20,941

(Loss) income from discontinued operations (Note 4)	(134)	7,148
Gain on sale, net of tax	10,040	—

Net income	$33,271	$28,089

Basic net income per common share:
Continuing operations	$0.28	$0.24
Discontinued operations	$0.12	$0.08
Net income	$0.40	$0.32

Diluted net income per common share:
Continuing operations	$0.28	$0.24
Discontinued operations	$0.12	$0.08
Net income	$0.40	$0.32

Weighted-average shares used to calculate net income per common share:
Basic	82,218	86,949
Diluted	82,850	87,335

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
	(in thousands, except share data)
Balance at December 31, 2009	—	—	83,877,696	$84	$583,682	$(9,857)	$(167,420)	$406,489
Non-cash, stock-based compensation	—	—	—	—	4,157	—	—	4,157
Shares issued in connection with employee stock programs	—	—	619,028	1	1,883	—	—	1,884
Repurchase and retirement of common stock	—	—	(2,690,000)	(3)	(25,340)	—	—	(25,343)
Tax benefit from employee stock transactions	—	—	—	—	29	—	—	29
Comprehensive income:
Net income	—	—	—	—	—	—	33,271	33,271
Foreign currency translation	—	—	—	—	—	(8,010)	—	(8,010)
Total comprehensive income								25,261
Balance at June 30, 2010	—	—	81,806,724	$82	$564,411	$(17,867)	$(134,149)	$412,477

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six-month Period Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$33,271	$28,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,116	16,861
Provision for doubtful accounts and sales credits	612	3,405
Gain on disposition of business	(10,040)	—
Non-cash, stock-based compensation	4,157	5,120
Deferred income taxes	(608)	194
Tax benefit from stock-based awards	29	132
Excess tax benefit from stock-based awards	(464)	(146)
Changes in operating assets and liabilities	2,306	11,846
Net cash provided by operating activities	42,379	65,501

Cash flows from investing activities:
Proceeds from the maturities and sales of marketable securities	—	6,377
Purchases of property and equipment	(3,920)	(1,876)
Proceeds from disposition of property and equipment	2,613	—
Notes receivable principal payments received	294	—
Acquisition of businesses and related payments	—	(62,696)
Net cash used in investing activities	(1,013)	(58,195)

Cash flows from financing activities:
Repurchases and retirement of common stock	(25,343)	—
Proceeds from employee stock programs	1,884	1,302
Excess tax benefit from stock-based awards	464	146
Net cash (used in) provided by financing activities	(22,995)	1,448

Effect of exchange rate changes on cash and cash equivalents	(5,121)	3,964
Net increase in cash and cash equivalents	13,250	12,718

Cash and cash equivalents, beginning of period	158,497	122,487
Cash and cash equivalents, end of period	$171,747	$135,205

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

OWNED & OPERATED WEBSITES—ValueClick’s Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com and Couponmountain.com. In 2009, ValueClick also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services. In addition, the Company acquired Investopedia, a leading financial and investing information website, on August 3, 2010. The results of operations of Investopedia will be included in the Company’s Owned & Operated Segment beginning on the date of acquisition.

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

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company adopted this guidance as of January 1, 2010 and applied this guidance to its divested Web Clients subsidiary as described in Note 4.  Additionally, the Company determined that it was the primary beneficiary of a VIE that was established in China in June 2010. Accordingly, the VIE has been consolidated by the Company at June 30, 2010. The VIE’s financial position, results of operations and cash flows were immaterial to the Company’s consolidated financial statements contained herein.

3.                                      STOCK-BASED COMPENSATION

In the three-month periods ended June 30, 2010 and 2009, the Company recognized stock-based compensation of $2.2 million and $2.4 million, respectively. In the six-month periods ended June 30, 2010 and 2009, the Company recognized stock-based compensation of $4.2 million and $4.8 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009

Sales and marketing	$332	$575	$660	$1,158
General and administrative	1,660	1,542	3,097	3,118
Technology	208	242	400	503
Stock-based compensation	2,200	2,359	4,157	4,779
Related income tax benefits	(772)	(740)	(1,486)	(1,490)
Stock-based compensation, net of tax benefits	$1,428	$1,619	$2,671	$3,289

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

The following amounts related to Web Clients were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009

Revenue	$—	$26,274	$5,926	$58,242

Income (loss) before income taxes from discontinued operations	—	4,520	(222)	11,084
Income tax expense (benefit)	—	1,605	(88)	3,936
Income (loss) from discontinued operations, net of tax	$—	$2,915	$(134)	$7,148

5.                                      NOTE RECEIVABLE

As discussed in Note 4, the Company sold its Web Clients business on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated fair value of a $45 million (face amount) five year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten year period and a balloon payment at the end of the fifth year. The note is collateralized by substantially all of the assets of the buyer, consisting of Web Clients and other unrelated businesses. The collateralization of Web Clients resulted in the identification of Web Clients as a variable interest entity. However, because the Company does not have the power to direct the day-to-day operations of Web Clients and the risk of loss is limited to the amount of the note receivable, the Company is not considered the primary beneficiary and is not required to consolidate this VIE. Other than the note receivable, the Company has not, nor does it intend to, provide financial or other support to Web Clients.

The following table details the composition of the note receivable at June 30, 2010 (in thousands):

June 30, 2010
Note receivable, gross	$44,127
Discount	(10,872)
Note receivable, net of discount	33,255
Less: current portion	(1,280)
Note receivable, less current portion	$31,975

The Company classifies the portion of the note receivable due within one year as current assets in the caption “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of June 30, 2010 is classified separately on the Condensed Consolidated Balance Sheet. The Company reflects interest income associated with this note in the “Interest and other income, net” caption in the accompanying Condensed Consolidated Statements of Operations. Total interest income recognized for the three- and six-month periods ended June 30, 2010 was $1.1 million and $1.9 million, respectively.

6.                                      GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the six-month period ended June 30, 2010 were as follows (in thousands):

	Media	Affiliate Marketing	Owned & Operated Websites	Total
Balance at December 31, 2009	$105,802	$30,177	$21,144	$157,123
Foreign currency translation adjustments	(155)	(364)	(729)	(1,248)
Balance at June 30, 2010	$105,647	$29,813	$20,415	$155,875

Balance at June 30, 2010:
Goodwill	$217,647	$29,813	$230,415	$477,875
Accumulated impairment losses	(112,000)	—	(210,000)	(322,000)
Goodwill, net	$105,647	$29,813	$20,415	$155,875

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
June 30, 2010:
Advertiser and affiliate relationships	$46,120	$(35,197)	$10,923
Trademarks, trade names and domain names	22,377	(14,168)	8,209
Developed technologies and websites	26,700	(19,505)	7,195
Covenants not to compete	7,500	(5,479)	2,021
Total intangible assets	$102,697	$(74,349)	$28,348

December 31, 2009:
Advertiser and affiliate relationships	$46,793	$(32,246)	$14,547
Trademarks, trade names and domain names	23,211	(12,532)	10,679
Developed technologies and websites	26,700	(16,167)	10,533
Covenants not to compete	7,525	(4,566)	2,959
Total intangible assets	$104,229	$(65,511)	$38,718

For the six-month period ended June 30, 2010, the decreases in the gross balances were due to foreign currency translation adjustments totaling approximately $1.5 million. The Company recognized amortization expense of $4.9 million on intangible assets for the three-month periods ended June 30, 2010 and 2009. Amortization expense was $9.9 million and $9.8 million for the six-month periods ended June 30, 2010 and 2009, respectively. Estimated intangible asset amortization expense for the remainder of 2010, the succeeding five years and thereafter is as follows (in thousands):

Six months ending December 31, 2010	$9,312
2011	$12,111
2012	$4,636
2013	$348
2014	$348
Thereafter	$1,593

7.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $3.6 million and $4.2 million at June 30, 2010 and December 31, 2009, respectively. The decrease in the allowance for doubtful accounts is primarily due to the write-off of previously reserved accounts receivable balances. No customers accounted for more than 10% of the accounts receivable balance at June 30, 2010 and December 31, 2009, respectively.

8.                                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009

Land	$—	$1,470
Building	—	1,330
Computer equipment and purchased software	34,663	32,984
Furniture and equipment	4,169	4,066
Leasehold improvements	2,398	2,979
Vehicles	35	35
Property and equipment, gross	41,265	42,864
Less: accumulated depreciation and amortization	(31,964)	(31,592)
Total property and equipment, net	$9,301	$11,272

Total property and equipment, net decreased by $2.0 million primarily as a result of the sale of the building previously used for the e-commerce business. The property was sold in April 2010 for approximately $2.6 million, which included the building, land and leasehold improvements, net of accumulated depreciation. The decrease was offset by purchases of computer equipment and purchased software, and furniture and equipment during the six-month period ended June 30, 2010.

9.                                      FAIR VALUE MEASUREMENT OF ASSETS

As of June 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable and for identifiable assets in less active markets; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s assets required to be measured at fair value include the Company’s investment in marketable securities, which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance. Marketable securities consisted of auction rate securities (“ARS”) at June 30, 2010 and December 31, 2010 with an aggregate cost of $27.6 million and an estimated fair value of $22.0 million.

Due to the continuing auction failures of the Company’s ARS through the second quarter of 2010, there are no readily determinable market values for these ARS. As quoted prices in an active market were not available, the fair values of these ARS were estimated utilizing discounted cash flow analyses as of June 30, 2010. These analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and assumptions as to the next time the ARS will have a successful auction.

As a result of the remaining uncertainty in the market for ARS, the Company has classified these investments as “non-current” assets in the accompanying condensed consolidated balance sheet as of June 30, 2010. Additionally, the fair value of these investments has been reduced from their par value of $27.6 million to an estimated fair value of $22.0 million. Because the Company does not currently intend to sell any of its ARS at a significant loss, nor does it believe that it will more likely than not be required to sell any of these securities before recovering their cost basis, the decline in fair value is considered temporary, and has been recorded as an unrealized loss in accumulated other comprehensive income.  If the Company were to determine that a decline in fair value is other-than-temporary, a charge would be recorded to earnings in the period such determination was made.

The Company’s assets measured at fair value on a recurring basis at June 30, 2010, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$22,026	$—	$—	$22,026

The Company’s assets measured at fair value on a recurring basis at December 31, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities measured at fair value	$22,026	$—	$—	$22,026

There were no transfers of assets between levels within the fair value hierarchy for the six-month period ended June 30, 2010.

10.                               COMMITMENTS AND CONTINGENCIES

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

11.                               INCOME TAXES

As of December 31, 2009, the Company had recorded a liability of $52.0 million for unrecognized tax benefits. During the three and six-month period ended June 30, 2010, the Company’s liability for unrecognized tax benefits increased by $ 0.6 and 1.6 million respectively as a result of income tax positions taken during the period, resulting in a total liability for unrecognized tax benefits at June 30, 2010 of $53.6 million. If recognized in future periods, $53.6 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following June 30, 2010 that could cause the Company to adjust the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to reasonably estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.7 million and $0.8 million in gross interest and penalties expense related to unrecognized tax benefits in each of the three-month periods ended June 30, 2010 and 2009, respectively. During the six-month periods ended June 30, 2010 and 2009, the Company recognized $1.3 million and $1.6 million, respectively, in gross interest and penalties expense related to unrecognized tax benefit. The Company had an accrual for interest and penalties in the amount of $9.6 million and $8.3 million at June 30, 2010 and December 31, 2009, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

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

12.                               STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2009, the Company’s board of directors authorized a total of $479.1 million for repurchases under the Program and the Company had repurchased a total of 50.7 million shares of its common stock for approximately $409.2 million. The Company repurchased 2.7 million shares for a total of $25.3 million under the Program for the six-month period ended June 30, 2010. As of June 30, 2010, up to an additional $44.6 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

13.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009

Net income	$12,042	$14,872	$33,271	$28,089

Weighted-average common shares outstanding - basic	81,551	87,071	82,218	86,949
Dilutive effect of stock options and employee benefit plans	661	574	632	386
Number of shares used to compute net income per common share — diluted	82,212	87,645	82,850	87,335

Net income per common share:
Basic	$0.15	$0.17	$0.40	$0.32
Diluted	$0.15	$0.17	$0.40	$0.32

Employee stock-based awards totaling 2,297,000 and 2,952,000 shares during the three-month periods ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted net income per common share because their effect would have been antidilutive under the treasury stock method. For the six-month periods ended June 30, 2010 and 2009, the number of these antidilutive shares excluded from the diluted net income per common share computation was 2,452,000 and 3,183,000, respectively.

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

The Line of Credit is available to be used by the Company, among other things, to fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company will pay a commitment fee on unused amounts that ranges, based on the Company’s total leverage ratio, from 0.35% to 0.50% of the unused portion of the Line of Credit. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Line of Credit then outstanding may be declared due and payable. At June 30, 2010 and December 31, 2009, no amount was outstanding on the Line of Credit.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million, and minimum unrestricted, unencumbered liquid asset requirements. At June 30, 2010 and December 31, 2009, the Company was in compliance with all of the covenants of the Line of Credit.

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

	Revenue		Segment Income from Continuing Operations
	Three-month Periods Ended June 30,
(in thousands)	2010	2009	2010	2009

Media	$31,637	$32,433	$7,566	$7,329
Affiliate Marketing	28,738	26,059	15,274	12,282
Owned & Operated Websites	31,986	38,775	5,510	9,949
Technology	7,610	7,125	3,775	3,478
Inter-segment revenue	(370)	(302)	—	—
Total	$99,601	$104,090	$32,125	$33,038

	Revenue		Segment Income from Continuing Operations
	Six-month Periods Ended June 30,
(in thousands)	2010	2009	2010	2009

Media	$62,440	$63,991	$15,232	$14,105
Affiliate Marketing	58,097	54,017	31,323	26,681
Owned & Operated Websites	59,883	76,292	10,394	16,727
Technology	15,504	13,541	7,863	6,262
Inter-segment revenue	(641)	(678)	—	—
Total	$195,283	$207,163	$64,812	$63,775

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009

Segment income from operations	$32,125	$33,038	$64,812	$63,775
Corporate expenses	(6,452)	(6,802)	(13,241)	(13,126)
Stock-based compensation	(2,200)	(2,359)	(4,157)	(4,779)
Amortization of intangible assets	(4,936)	(4,924)	(9,902)	(9,813)
Consolidated income from operations	$18,537	$18,953	$37,512	$36,057

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Media, Affiliate Marketing, Owned & Operated Websites, and Technology segments is as follows for each period (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009
Media	$575	$565	$1,063	$1,133
Affiliate Marketing	263	266	507	565
Owned & Operated Websites	365	436	757	954
Technology	210	262	437	510
Corporate	196	403	450	739
Total	$1,609	$1,932	$3,214	$3,901

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009
United States	$78,628	$83,810	$153,041	$167,148
United Kingdom	11,452	9,234	22,754	20,244
Other Countries	10,707	11,906	21,770	22,378
Inter-regional eliminations	(1,186)	(860)	(2,282)	(2,607)
Total	$99,601	$104,090	$195,283	$207,163

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009
United States	$15,384	$16,055	$31,055	$32,121
United Kingdom	2,180	1,527	4,528	2,693
Other Countries	973	1,371	1,929	1,243
Total	$18,537	$18,953	$37,512	$36,057

For the three-month period ended June 30, 2010, two customers, Google and Yahoo, accounted for 15% and 10%, respectively, of total revenue. For the six-month period ended June 30, 2010, one customer, Google, accounted for 14% of total revenue. For the three-month period ended June 30, 2009, two customers, Yahoo and Google, accounted for 20% and 11%, respectively, of total revenue. For the six-month period ended June 30, 2009, two customers, Yahoo and Google, accounted for 19% and 10%, respectively, of total revenue.  The revenue from these customers is recorded in the Company’s Owned & Operated Websites segment.

16.                               SUBSEQUENT EVENTS

On August 3, 2010, the Company completed the acquisition of substantially all the assets of Investopedia, an investing and financial information website that provides ValueClick with organic display and email traffic in the financial services vertical. Under the terms of the agreement, the Company has acquired Investopedia’s assets and assumed certain liabilities for a cash payment of approximately $42.0 million.

The Company is currently performing a valuation analysis of the assets and liabilities acquired and the resulting goodwill. As a result, the Company is unable to disclose these valuations at this time.

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

Our customers are primarily direct marketers, brand advertisers and the advertising agencies that service these groups. The proposition we offer our customers includes: one of the industry’s broadest online marketing services portfolios—including performance-based campaigns and programs where marketers only pay for advertising when it generates a customer lead or product sale; our ability to use our technology and anonymous consumer data to target campaigns to reach the online consumers our customers are most interested in; our ability to provide the technology that serves ads across all online marketing channels and provides detailed reporting and analytics on the results of such ads; and the scale at which we can deliver results for online advertising campaigns. Additionally, our networks of online publishers and our access to additional consumer traffic from ad exchanges and other sources, provide advertisers with a cost-effective and complementary source of online consumers relative to online portals and other large website publishers. Through this approach we have become an industry leader in generating qualified customer leads and online sales for advertisers.

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

MEDIA

ValueClick’s Media segment provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet.  The Company has aggregated thousands of online publishers to provide marketers with access to one of the largest display advertising networks. Our publisher partners enjoy efficient and effective monetization of their online advertising inventory through representation by our direct sales teams in major U.S. and European media markets, participation in large-scale advertiser and advertising agency campaigns they may not have access to on their own, enhanced monetization through our proprietary campaign optimization and targeting technology, and settlement services to facilitate payments to publishers for the online inventory utilized by the advertisers. As we do not primarily own and operate websites that compete directly with our publisher partners for online consumers, we act as a trusted partner in helping online publishers monetize their online audience and advertising inventory. The Company is able to supplement its traditional display advertising network by accessing additional advertising inventory through ad exchanges and other channels. The Company’s Media services are sold on a variety of pricing models, including cost-per-lead (“CPL”), cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

The Company divested its promotional lead generation marketing business on February 1, 2010. The Company has reported the results of operations of its lead generation marketing business as discontinued operations for all periods presented. See Note 4 to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q for further information.

AFFILIATE MARKETING

ValueClick’s Affiliate Marketing segment, through the combination of: a large-scale pay-for-performance model built on the Company’s proprietary technology platforms; marketing expertise; and a large, quality network of third party publishers, enables the Company’s customers to develop their own fully-commissioned online sales force comprised of third-party affiliate publishers. Affiliate Marketing segment revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid by the Company’s customers to affiliates or on a percentage of transaction revenue generated by the Company’s customers from the programs managed with the Company’s affiliate marketing platforms.

OWNED & OPERATED WEBSITES

ValueClick’s Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com and Couponmountain.com.  The Company has also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services.  In addition, on August 3, 2010, the Company acquired Investopedia, a leading financial and investing information website.

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

In addition to the Company’s destination websites, Search123, which operates primarily in Europe, is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis and the sole customer of Search123 is Yahoo.

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

SEGMENT OPERATING RESULTS

The following table provides revenue, cost of revenue, gross profit, operating expenses, and income from operations information for each of our four business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, legal, tax, and Sarbanes-Oxley compliance; insurance; and, other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations, and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Media
Revenue	$31,637	$32,433	$62,440	$63,991
Cost of revenue	16,908	17,150	32,761	33,914
Gross profit	14,729	15,283	29,679	30,077
Operating expenses	7,163	7,954	14,447	15,972
Segment income from operations	$7,566	$7,329	$15,232	$14,105

Affiliate Marketing
Revenue	$28,738	$26,059	$58,097	$54,017
Cost of revenue	4,418	4,034	8,437	7,920
Gross profit	24,320	22,025	49,660	46,097
Operating expenses	9,046	9,743	18,337	19,416
Segment income from operations	$15,274	$12,282	$31,323	$26,681

Owned & Operated Websites
Revenue	$31,986	$38,775	$59,883	$76,292
Cost of revenue	5,434	6,330	10,517	15,921
Gross profit	26,552	32,445	49,366	60,371
Operating expenses	21,042	22,496	38,972	43,644
Segment income from operations	$5,510	$9,949	$10,394	$16,727

Technology
Revenue	$7,610	$7,125	$15,504	$13,541
Cost of revenue	860	933	1,625	1,882
Gross profit	6,750	6,192	13,879	11,659
Operating expenses	2,975	2,714	6,016	5,397
Segment income from operations	$3,775	$3,478	$7,863	$6,262

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$32,125	$33,038	$64,812	$63,775
Corporate expenses	(6,452)	(6,802)	(13,241)	(13,126)
Stock-based compensation	(2,200)	(2,359)	(4,157)	(4,779)
Amortization of intangible assets	(4,936)	(4,924)	(9,902)	(9,813)
Consolidated income from operations	$18,537	$18,953	$37,512	$36,057

Reconciliation of segment revenue to consolidated revenue:
Media	$31,637	$32,433	$62,440	$63,991
Affiliate Marketing	28,738	26,059	58,097	54,017
Owned & Operated Websites	31,986	38,775	59,883	76,292
Technology	7,610	7,125	15,504	13,541
Inter-segment revenue	(370)	(302)	(641)	(678)
Consolidated revenue	$99,601	$104,090	$195,283	$207,163

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009

Revenue.   Consolidated revenue for the three-month period ended June 30, 2010 was $99.6 million compared to $104.1 million for the same period in 2009, representing a 4.3% decrease, or $4.5 million.

Media segment revenue decreased to $31.6 million for the three-month period ended June 30, 2010 compared to $32.4 million for the same period in 2009. The decrease of $796,000, or 2.5%, in Media segment revenue was primarily attributable to lower volumes of certain performance-based display advertising offers as compared to the year ago period.

Affiliate Marketing segment revenue increased to $28.7 million for the three-month period ended June 30, 2010 compared to $26.1 million in the same period in 2009. This increase of $2.7 million, or 10.3%, was primarily due to an increase in the number of customers and an increase in transaction volumes associated with existing customers.

Owned & Operated Websites segment revenue decreased to $32.0 million for the three-month period ended June 30, 2010 compared to $38.8 million in the same period in 2009. The decrease of $6.8 million, or 17.5%, was attributable to a change in the volume of revenue we were able to generate from a major customer, Yahoo, due to changes made by this customer in the fourth quarter of 2009.  Due to the timing of this customer change in late 2009, we expect to record year-over year revenue decreases in our Owned & Operated Websites segment of this magnitude through the third quarter of 2010. Even after the change we experienced with the customer noted above, the Owned & Operated Websites segment revenue is concentrated with two major customers, Google and Yahoo. A loss of, or reduction of revenue from, one or both of these customers could have a significant negative impact on the revenue and profitability of this segment and the Company.

Technology segment revenue was $7.6 million for the three-month period ended June 30, 2010 compared to $7.1 million for the same period in 2009, an increase of $485,000, or 6.8%.  The increase in revenue was due to new customer wins and higher volumes of ad serving. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Owned & Operated Websites segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL, or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs.  Our consolidated cost of revenue was $27.3 million for the three-month period ended June 30, 2010 compared to $28.2 million for the same period in 2009, a decrease of $886,000, or 3.1%. Our consolidated gross margin was 72.5% and 72.9% for the three-month periods ended June 30, 2010 and 2009, respectively.

Cost of revenue for the Media segment decreased $242,000, or 1.4%, to $16.9 million for the three-month period ended June 30, 2010 compared to $17.2 million for the same period in 2009. Our Media segment gross margin remained relatively flat at 46.6% for the second quarter of 2010 compared to 47.1% for the same period in 2009.

Cost of revenue for the Affiliate Marketing segment increased $384,000, or 9.5%, to $4.4 million for the three-month period ended June 30, 2010 compared to $4.0 million for the same period in 2009 due to the increase in revenue.  Our Affiliate Marketing gross margin remained relatively flat at 84.6% for the second quarter of 2010 compared to 84.5% for the same period in 2009.

Cost of revenue for the Owned & Operated Websites segment decreased $896,000 to $5.4 million for the three-month period ended June 30, 2010 compared to $6.3 million for the same period in 2009.  Our Owned & Operated Websites segment gross margin remained relatively flat at 83.0% for the second quarter of 2010 compared to 83.7% for the same period in 2009.

Technology segment cost of revenue decreased $73,000, or 7.8%, to $860,000 for the three-month periods ended June 30, 2010 compared to $933,000 for the same period in 2009.  Our Technology segment gross margin increased to 88.7% for the three-month period ended June 30, 2010 from 86.9% for the same period in 2009 due to the operating leverage associated with the higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners that are not directly associated with a revenue-generating event. In periods prior to January 1, 2010, sales and marketing expenses also included certain network development-related expenses.  However, in periods beginning on or after January 1, 2010, all network development-related expenses are recorded as a technology expense.  This change in classification was made to achieve internal consistency amongst the Company’s various divisions and has no impact on the overall profitability of any particular segment or on the Company’s overall profitability.  Total sales and marketing expenses for the three-month period ended June 30, 2010 were $27.1 million compared to $30.9 million for the same period in 2009, a decrease of $3.8 million, or 12.3%.  Sales and marketing expenses decreased primarily due to lower online advertising costs in our Owned & Operated Websites segment, decreased salaries and wages as a result of decreased headcount compared to the year ago period, and the reclassification of $2.1 million of certain network development-related expenses to technology expense as noted above.  Our sales and marketing expenses as a percentage of revenue decreased to 27.2% for the three-month period ended June 30, 2010 compared to 29.7% for the same period in 2009.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses decreased to $13.4 million, or 13.4% of revenue, for the three-month period ended June 30, 2010 compared to $14.8 million, or 14.2% of revenue, for the same period in 2009, a decrease of $1.4 million, or 9.8%. General and administrative expenses decreased primarily due to a decrease in legal fees, offset by slight increases in salaries and other expenses.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended June 30, 2010 were $8.3 million, or 8.3% of revenue, compared to $6.2 million, or 6.0% of revenue, for the same period in 2009, an increase of $2.1 million, or 33.0%. The increase in technology expenses was primarily due to the $2.1 million reclassification of certain network development-related expenses from sales and marketing expense into technology expense as described above.

Segment Income from Operations.   Media segment income from operations for the three-month period ended June 30, 2010 increased 3.2%, or $237,000, to $7.6 million, from $7.3 million in the same period of the prior year, and represented 23.9% and 22.6% of Media segment revenue in these respective periods. The increase in Media segment income from operations was due to lower operating expenses.

Affiliate Marketing segment income from operations for the three-month period ended June 30, 2010 increased 24.4% to $15.3 million, from $12.3 million in the same period of the prior year, and represented 53.1% and 47.1% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above and lower operating expenses.

Owned & Operated Websites segment income from operations for the three-month period ended June 30, 2010 decreased to $5.5 million from $9.9 million in the same period of the prior year.  The operating margin for this segment decreased to 17.2% in the second quarter of 2010 from 25.7% for the same period in the prior year. The decrease in segment income from operations and operating margin were due to the negative operating leverage associated with the lower revenue as discussed above.

Technology segment income from operations for the three-month period ended June 30, 2010 increased 8.5% to $3.8 million, from $3.5 million in the same period of the prior year, and represented 49.6% and 48.8% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended June 30, 2010 was $2.2 million compared to $2.4 million for the same period in 2009. The decrease of $200,000 was primarily due to certain stock options becoming fully vested in 2009. We currently anticipate stock-based compensation to be approximately $8 million for the year ending December 31, 2010. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets remained consistent at $4.9 million for the three-month periods ended June 30, 2010 and 2009. We currently anticipate amortization expense of approximately $21.7 million for the year ending December 31, 2010.

Interest and Other Income, Net. Interest and other income, net, increased to $2.4 million for the three-month period ended June 30, 2010 compared to $1.1 million for the same period in 2009 due to a $1.1 million increase in interest income primarily related to the note receivable from the sale of Web Clients.

Income Tax Expense. For the three-month period ended June 30, 2010, we recorded income tax expense of $8.9 million compared to $8.1million for the same period in 2009. The increase in the effective income tax rate for the three-month period ended June 30, 2010 to 42.6% from 40.5% in the same period of the prior year was primarily due to the second quarter 2009 recognition of certain tax law changes impacting deferred taxes. We currently anticipate an effective income tax rate for the year ending December 31, 2010 of approximately 42.0%.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO JUNE 30. 2009

Revenue.   Consolidated revenue for the six-month period ended June 30, 2010 was $195.3 million compared to $207.2 million for the same period in 2009, representing a 5.7% decrease.

Media segment revenue decreased to $62.4 million for the six-month period ended June 30, 2010 compared to $64.0 million for the same period in 2009. The decrease of $1.6 million, or 2.4%, in Media segment revenue was primarily attributable to lower volumes of certain performance-based display advertising offers as compared to the year ago period.

Affiliate Marketing segment revenue increased to $58.1 million for the six-month period ended June 30, 2010 compared to $54.0 million in the same period in 2009. This increase of $4.1 million, or 7.6%, was primarily due to an increase in the number of customers and an increase in transaction volumes associated with existing customers.

Owned & Operated Websites segment revenue decreased to $60.0 million for the six-month period ended June 30, 2010 compared to $76.3 million in the same period in 2009. The decrease of $16.4 million, or 21.5%, was attributable to a change in the volume of revenue by one major customer as discussed above.

Technology segment revenue was $15.5 million for the six-month period ended June 30, 2010 compared to $13.5 million for the same period in 2009, an increase of $2.0 million, or 14.5%.  The increase in revenue was due to new customer wins and higher volumes of ad serving.

Cost of Revenue and Gross Profit.   Our consolidated cost of revenue was $52.8 million for the six-month period ended June 30, 2010 compared to $59.2 million for the same period in 2009, a decrease of $6.3 million, or 10.7%. Our consolidated gross margin was 72.9% and 71.4% for the six-month periods ended June 30, 2010 and 2009, respectively.

Cost of revenue for the Media segment decreased $1.2 million, or 3.4%, to $32.8 million for the six-month period ended June 30, 2010 compared to $33.9 million for the same period in 2009. Our Media segment gross margin remained relatively flat at 47.5% for the six-month period ended June 30, 2010 compared to 47.0% for the same period in 2009.

Cost of revenue for the Affiliate Marketing segment increased $517,000, or 6.5%, to $8.4 million for the six-month period ended June 30, 2010 compared to $7.9 million for the same period in 2009.  Our Affiliate Marketing gross margin remained relatively flat at 85.5% for the second quarter of 2010 compared to 85.3% for the same period in 2009.

Cost of revenue for the Owned & Operated Websites segment decreased $5.4 million to $10.5 million for the six-month period ended June 30, 2010 compared to $15.9 million for the same period in 2009.  Our Owned & Operated Websites segment gross margin increased to 82.4% for the second quarter of 2010 from 79.1% for the same period in 2009 due primarily to a mix shift in this segment’s traffic acquisition strategies, which reduced the mix of consumer traffic coming from distribution partners with a revenue-share relationship.

Technology segment cost of revenue decreased $257,000, or 13.7%, to $1.6 million for the six-month period ended June 30, 2010 compared to $1.9 million for the same period in 2009.  Our Technology segment gross margin increased to 89.5% for the six-month period ended June 30, 2010 from 86.1% for the same period in 2009 due to the operating leverage associated with the higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Total sales and marketing expenses for the six-month period ended June 30, 2010 were $51.6 million compared to $60.1 million for the same period in 2009, a decrease of $8.5 million, or 14.2%.  Sales and marketing expenses decreased primarily due to lower online advertising costs in our Owned & Operated Websites segment due to the lower revenue generated by this segment in the current year period, decreased salaries and wages as a result of decreased headcount compared to the same period of the prior year, and the reclassification of $4.1 million of certain network development-related expenses to technology expense.  Our sales and marketing expenses as a percentage of revenue decreased to 26.4% for the six-month period ended June 30, 2010 compared to 29.0% for the same period in 2009.

General and Administrative.   General and administrative expenses decreased to $27.2 million, or 13.9% of revenue, for the six-month period ended June 30, 2010 compared to $29.2 million, or 14.1% of revenue, for the same period in 2009, a decrease of $2.1 million, or 7.0%. General and administrative expenses decreased primarily due to a decrease in bad debt expense and legal fees.

Technology.   Technology expenses for the six-month period ended June 30, 2010 were $16.2 million, or 8.3% of revenue, compared to $12.7 million, or 6.1% of revenue, for the same period in 2009, an increase of $3.5 million, or 27.5%. The increase in technology expenses was primarily due to the $4.1 million reclassification of certain network development-related expenses from sales and marketing expense into technology expense as described above.

Segment Income from Operations.   Media segment income from operations for the six-month period ended June 30, 2010 increased 8.0%, or $1.1 million, to $15.2 million, from $14.1 million in the same period of the prior year, and represented 24.4% and 22.0% of Media segment revenue in these respective periods. The increase in Media segment income from operations was due to the higher gross margin as described above and lower operating expenses.

Affiliate Marketing segment income from operations for the six-month period ended June 30, 2010 increased 17.4% to $31.3 million, from $26.7 million in the same period of the prior year, and represented 53.9% and 49.4% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Owned & Operated Websites segment income from operations for the six-month period ended June 30, 2010 decreased to $10.4 million from $16.7 million in the same period of the prior year, and represented 17.4% and 21.9% of Owned & Operated Websites segment revenue in these respective periods. The decrease was attributable to a change in the volume of revenue by one major customer as discussed above.

Technology segment income from operations for the six-month period ended June 30, 2010 increased 25.6% to $7.9 million, from $6.3 million in the same period of the prior year, and represented 50.7% and 46.2% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the six-month period ended June 30, 2010 was $4.2 million compared to $4.8 million for the same period in 2009. The decrease of $622,000 was primarily due to certain stock options becoming fully vested in 2009.

Amortization of Intangible Assets.   Amortization of intangible assets remained consistent at $9.9 million for the six-month period ended June 30, 2010 compared to $9.8 million for the same period in 2009.

Interest and Other Income, Net. Interest and other income, net increased to $3.0 million for the six-month period ended June 30, 2010 compared to $1.0 million for the same period in 2009 due to a $1.1 million increase in interest income primarily related to the note receivable from the sale of Web Clients.

Income Tax Expense. For the six-month period ended June 30, 2010, we recorded income tax expense of $17.1 million compared to $16.1 million for the same period in 2009. The decrease in the effective income tax rate for the six-month period ended June 30, 2010 to 42.3% from 43.5% in the same period of the prior year was primarily due to the recognition of certain tax law changes impacting deferred taxes in the first quarter of 2009.

Liquidity and Capital Resources

Since our inception and through the second quarter of 2010, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At June 30, 2010, our combined cash, cash equivalents and liquid marketable securities balances totaled $171.8 million.

Net cash provided by operating activities totaled $42.4 million for the six months ended June 30, 2010 compared to $65.5 million in the same period of 2009. The decrease from 2009 was due primarily to cash generated from discontinued operations in the year ago period and the effect of working capital changes on cash.

The net cash used in investing activities for the six-month period ended June 30, 2010 of $1.0 million represented equipment purchases offset by cash received from the disposition of the Web Clients business and other fixed assets. The net cash used in investing activities for the six months ended June 30, 2009 of $58.2 million was the result of the use $62.7 million for the payment of the contingent consideration related to the acquisition of MeziMedia and $1.9 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $6.4 million.

Net cash used by financing activities of $23.0 million for the six months ended June 30, 2010 was primarily due to common stock repurchases of $25.3 million, offset by $1.9 million in proceeds received from our employee stock programs.  Net cash provided by financing activities of $1.4 million for the six months ended June 30, 2009 was primarily due to proceeds of $1.3 million received from our employee stock programs.

Marketable Securities

Marketable securities as of June 30, 2010 consisted of auction rate securities (“ARS”) collateralized by student loan portfolios that are government supported or privately insured. Our marketable securities portfolio includes ARS with a par value of $27.6 million and an estimated fair value of $22.0 million. ARS were designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities. As a result of these failed auctions, we have been unable to liquidate these securities and the interest rates on these ARS reset to contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices. In the event we need to sell these ARS, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature, or we sell the securities in the secondary market.

As a result of the remaining uncertainty in the market for ARS, we have classified these investments as “non-current” in the accompanying consolidated balance sheet as of June 30, 2010. Additionally, we have reduced the fair value for these investments from their par value of $27.6 million to an estimated fair value of $22.0 million. Because we do not currently intend to sell any of our ARS at a significant loss, nor do we believe we will be required to sell any of these securities before recovering their cost basis, we consider this reduction in value to be temporary, and have recorded it as an unrealized loss in accumulated other comprehensive income.

We have determined that we utilize unobservable (Level 3) inputs in establishing the estimated fair value of the ARS of $22.0 million at June 30, 2010. Due to the events discussed above which resulted in the lack of an active market for ARS, and due to the lack of other observable market data with similar characteristics to our ARS holdings, we have estimated the fair values of these ARS utilizing a discounted cash flow analysis as of June 30, 2010. These analyses consider, among other factors, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of expected future cash flows, and expectations of when the ARS are expected to have successful auctions.

Line of Credit

In November 2008, we entered into a $100 million line of credit with a bank group.  The line of credit has a term of three years and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14.  The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock, and for general corporate purposes. We have not borrowed against the line of credit, and thus no amount was outstanding against the line of credit at June 30, 2010 and December 31, 2009, respectively.

Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2009, the Company’s board of directors authorized a total of $479.1 million for repurchases under the Program and the Company had repurchased a total of 50.7 million shares of its common stock for approximately $409.2 million. The Company repurchased 2.7 million shares for a total of $25.3 million under the Program for the six-month period ended June 30, 2010. As of June 30, 2010, up to an additional $44.6 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

Commitments and Contingencies

Other than certain legal matters described below under Legal Proceedings, there were no significant changes to our commitments and contingencies during the six-month period ended June 30, 2010.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers, employees and former officers, and directors and employees of acquired companies, in certain circumstances.

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

• the timing and outcome of examinations by tax authorities; and

• our stock repurchase program.

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

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the three- and six-month periods ended June 30, 2010 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $8.7 million, an estimated reduction of income before income taxes of approximately $2.0 million and an estimated reduction of net assets, excluding intercompany balances, of approximately $6.7 million. While we perform certain hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of June 30, 2010, we had $42.2 million in cash and cash equivalents and $14.7 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

(b)           Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2008, we began experiencing weakness across most of our business segments in connection with deteriorating macroeconomic conditions in the United States and Europe. Our consolidated full year 2009 and second quarter 2010 revenue and cash generated from operations decreased as compared to the prior year amounts.  We are not able to predict whether general macroeconomic conditions, or conditions in the online advertising industry specifically, will worsen or improve, or the timing of such developments.  If macroeconomic conditions worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically.  Further, when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue, profitability and positive cash flow that we achieved prior to the macroeconomic downturn.

OUR PROFITABILITY MAY NOT REMAIN AT CURRENT LEVELS

We face risks that could prevent us from achieving our current profitability levels in future periods. These risks include, but are not limited to, our ability to:

•	adapt our products, services and cost structure to changing macroeconomic conditions;

•	maintain and increase our inventory of advertising space on publisher websites, ad exchanges and other sources;

•	maintain and increase the number of advertisers that use our products and services;

•	continue to expand the number of products and services we offer and the capacity of our systems;

•	adapt to changes in Web advertisers’ promotional needs and policies, and the technologies used to generate Web advertisements;

•	respond to challenges presented by the large and increasing number of competitors in the industry;

•	respond to challenges presented by the continuing consolidation within our industry;

•	adapt to changes in legislation, taxation or regulation regarding Internet usage, advertising and e-commerce; and

•	adapt to changes in technology related to online advertising filtering software.

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

Our success depends in part on our ability to effectively manage our existing advertising space as well as successfully access advertising space available on ad exchanges and through ad network optimization service providers. The Web publishers that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, Web publishers can change the amount of inventory they make available to us at any time. If a Web publisher decides not to make advertising space from its websites available to us, we may not be able to replace this advertising space with advertising space from other Web publishers that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue.

We expect that our advertiser customers’ requirements will become more sophisticated as the Web continues to mature as an advertising medium. If we fail to manage our existing advertising space effectively to meet our advertiser customers’ changing requirements, our revenue could decline. Our growth depends, in part, on our ability to expand our advertising inventory within our networks and to have access to new sources of advertising inventory such as ad exchanges. To attract new customers, we must maintain a consistent supply of attractive advertising space. Our success relies in part on expanding our advertising inventory by selectively adding new Web publishers to our networks that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers to our networks and to retain Web publishers currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to:

our ability to introduce new and innovative products and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and email list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. We cannot assure you that the size of our advertising inventory will increase or remain constant in the future.

OUR OWNED & OPERATED WEBSITES SEGMENT REVENUE IS SUBJECT TO CUSTOMER CONCENTRATION RISKS. THE LOSS OF ONE OR MORE OF THE MAJOR CUSTOMERS IN OUR OWNED & OPERATED WEBSITES SEGMENT COULD SIGNIFICANTLY AND NEGATIVELY IMPACT THE REVENUE AND PROFITABILITY LEVELS OF THIS SEGMENT.

Our Owned & Operated Websites business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites. The majority of the revenue in our Owned & Operated Websites segment is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.  In the fourth quarter of 2009, our largest customer in our Owned & Operated Websites segment made changes that negatively impacted the amount of traffic that we could monetize with them.  This change had a significant negative impact on the revenue levels of this segment beginning in the fourth quarter of 2009.  As a result of this change, our revenue from the Owned & Operated Websites segment in the second quarter of 2010 was much lower than the same period of the prior year and we expected this year-over-year trend to continue through the third quarter of 2010.  As such, we also expect the full year 2010 revenue from the Owned & Operated Websites segment to be lower than it was in 2009.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, and with other large Internet display advertising networks.  In addition, we compete in the online comparison shopping market with focused comparison shopping websites, and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, Google, AOL and MSN, have direct sales personnel and substantial proprietary online advertising inventory that may provide competitive advantages compared to our networks, and they have a significant impact on pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have. Further, Google, Yahoo! and Microsoft have made acquisitions to put them in direct competition with a number of our offerings.

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

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the “Spy Act of 2007”) and the New York Attorney General’s office has also pursued enforcement actions against companies in this industry. In addition, the FTC issued a report and a revised set of “Self-Regulatory Principles for Online Behavioral Advertising” which promotes principles designed to encourage meaningful self-regulation with regard to online behavioral advertising within the industry, however its message strongly encourages that industry participants come up with more meaningful and rigorous self-regulation or invite legislation by states, Congress or a more regulatory approach by the FTC. On May 3, 2010, Congressman Rick Boucher, Chairman of the Subcommittee on

Communications, Technology and the Internet, and Congressman Rick Stearns, Ranking Member of the Subcommittee introduced draft discussion legislation addressing the privacy of information of individuals both on the Internet and offline. On July 19, 2010, Congressman Bobby Rush, Chairman of the Subcommittee on Commerce, Trade and Consumer Protection, introduced the Best Practices Act of 2010, H.R. 5777 also addressing the privacy of information of individuals both on the Internet and offline, but based on fair information principles.  Such legislation by Congress or increased regulatory approach by the FTC that may require consumers to “opt-in” before any data is collected about their web viewing behavior, may adversely affect our ability to grow our company and our behavioral targeting platform.  Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. We do not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

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

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress currently has pending legislation regarding privacy and data security measures, such as S. 495, the “Personal Data Privacy and Security Act of 2007”, the discussion draft legislation introduced by Congressman Boucher and Stearns, and H.R. 5777, the Best Practices Act, introduced by Congressman Bobby Rush. Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union’s directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $269.5 million.  As of June 30, 2010, we have $155.9 million and $28.3 million of goodwill and amortizable intangible assets, respectively, remaining.

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

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS.

We have historically used equity compensation as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted equity awards, or to attract additional highly-qualified personnel. As of June 30, 2010, many of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                       XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUECLICK, INC. (Registrant)

	By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 6, 2010