Form 10-Q
period 2010-09-30
VALUECLICK INC/CA
filed 2010-11-08
CIK 1080034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2010 was 80,743,620.

VALUECLICK, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,494	$158,497
Marketable securities	16,486	—
Accounts receivable, net	71,824	68,484
Prepaid expenses and other current assets	7,075	5,246
Income taxes receivable	11,690	7,629
Deferred tax assets	7,378	7,981
Current assets held for sale	—	11,098
Total current assets	261,947	258,935
Assets held for sale, less current portion	—	25,777
Note receivable, less current portion	31,627	—
Marketable securities	—	22,026
Property and equipment, net	11,252	11,272
Goodwill	183,264	157,123
Intangible assets acquired in business combinations, net	38,844	38,718
Deferred tax assets, less current portion	54,080	51,357
Other assets	1,339	1,354
TOTAL ASSETS	$582,353	$566,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$89,749	$91,703
Income taxes payable	1,743	1,136
Deferred tax liabilities	20	9
Deferred revenue	1,184	1,150
Liabilities related to assets held for sale	—	4,406
Total current liabilities	92,696	98,404
Income taxes payable, less current portion	37,606	60,154
Deferred tax liabilities, less current portion	760	1,515
TOTAL LIABILITIES	131,062	160,073

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 80,736,886 and 83,877,696 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	81	84
Additional paid-in capital	553,833	583,682
Accumulated other comprehensive loss	(4,651)	(9,857)
Accumulated deficit	(97,972)	(167,420)
Total stockholders’ equity	451,291	406,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,353	$566,562

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three-month Period Ended September 30,
	2010	2009

Revenue	$106,768	$105,166
Cost of revenue	28,502	26,146
Gross profit	78,266	79,020
Operating expenses:
Sales and marketing (includes stock-based compensation of $257 and $394 for 2010 and 2009, respectively)	29,351	31,093
General and administrative (includes stock-based compensation of $1,261 and $1,555 for 2010 and 2009, respectively)	12,331	16,700
Technology (includes stock-based compensation of $163 and $228 for 2010 and 2009, respectively)	8,897	6,143
Amortization of intangible assets	5,376	4,991
Total operating expenses	55,955	58,927

Income from operations	22,311	20,093
Interest and other expense, net	(2,683)	(513)
Income before income taxes	19,628	19,580
Income tax benefit	(16,549)	(3,677)
Income from continuing operations	36,177	23,257

Income from discontinued operations (Note 5)	—	1,773

Net income	$36,177	$25,030

Basic net income per common share:
Continuing operations	$0.45	$0.27
Discontinued operations	$—	$0.02
Net income	$0.45	$0.29

Diluted net income per common share:
Continuing operations	$0.44	$0.26
Discontinued operations	$—	$0.02
Net income	$0.44	$0.29

Weighted-average shares used to calculate net income per common share:
Basic	81,228	87,194
Diluted	81,814	87,790

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Nine-month Period Ended September 30,
	2010	2009

Revenue	$302,051	$312,329
Cost of revenue	81,347	85,336
Gross profit	220,704	226,993
Operating expenses:
Sales and marketing (includes stock-based compensation of $917 and $1,552 for 2010 and 2009, respectively)	80,963	91,229
General and administrative (includes stock-based compensation of $4,358 and $4,673 for 2010 and 2009, respectively)	39,517	45,939
Technology (includes stock-based compensation of $563 and $731 for 2010 and 2009, respectively)	25,123	18,871
Amortization of intangible assets	15,278	14,804
Total operating expenses	160,881	170,843

Income from operations	59,823	56,150
Interest and other income, net	313	478
Income before income taxes	60,136	56,628
Income tax expense	594	12,430
Income from continuing operations	59,542	44,198

(Loss) income from discontinued operations (Note 5)	(134)	8,921
Gain on sale, net of tax	10,040	—

Net income	$69,448	$53,119

Basic net income per common share:
Continuing operations	$0.73	$0.51
Discontinued operations	$0.12	$0.10
Net income	$0.85	$0.61

Diluted net income per common share:
Continuing operations	$0.72	$0.51
Discontinued operations	$0.12	$0.10
Net income	$0.84	$0.61

Weighted-average shares used to calculate net income per common share:
Basic	81,884	87,032
Diluted	82,501	87,489

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
	(in thousands, except share data)
Balance at December 31, 2009	—	—	83,877,696	$84	$583,682	$(9,857)	$(167,420)	$406,489
Non-cash, stock-based compensation	—	—	—	—	5,838	—	—	5,838
Shares issued in connection with employee stock programs	—	—	819,167	1	2,860	—	—	2,861
Repurchase and retirement of common stock	—	—	(3,959,977)	(4)	(38,552)	—	—	(38,556)
Tax benefit from employee stock transactions	—	—	—	—	5	—	—	5
Comprehensive income:
Net income	—	—	—	—	—	—	69,448	69,448
Change in market value of marketable securities, net of tax	—	—	—	—	—	5,524	—	5,524
Foreign currency translation	—	—	—	—	—	(318)	—	(318)
Total comprehensive income								74,654
Balance at September 30, 2010	—	—	80,736,886	$81	$553,833	$(4,651)	$(97,972)	$451,291

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine-month Period Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$69,448	$53,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,156	25,256
Provision for doubtful accounts and sales credits	1,063	4,536
Gain on disposition of business	(10,040)	—
Non-cash, stock-based compensation	5,838	7,282
Deferred income taxes	1,170	2,090
Tax benefit from stock-based awards	5	115
Excess tax benefit from stock-based awards	(480)	(164)
Loss on marketable securities	3,117	—
Changes in operating assets and liabilities	(27,184)	(2,403)
Net cash provided by operating activities	63,093	89,831

Cash flows from investing activities:

Proceeds from the maturities and sales of marketable securities	7,947	6,377
Purchases of property and equipment	(7,117)	(3,644)
Proceeds from disposition of property and equipment	2,613	—
Notes receivable principal payments received	598	—
Acquisition of businesses and related payments	(41,673)	(62,696)
Net cash used in investing activities	(37,632)	(59,963)

Cash flows from financing activities:
Repurchases and retirement of common stock	(38,556)	—
Proceeds from employee stock programs	2,861	2,721
Excess tax benefit from stock-based awards	480	164
Net cash (used in) provided by financing activities	(35,215)	2,885

Effect of exchange rate changes on cash and cash equivalents	(1,249)	3,801
Net increase in cash and cash equivalents	(11,003)	36,554

Cash and cash equivalents, beginning of period	158,497	122,487
Cash and cash equivalents, end of period	$147,494	$159,041

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (“ValueClick” or “the Company”) offer a suite of products and services that enable marketers to advertise and sell their products through major online marketing channels including display advertising, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.

AFFILIATE MARKETING—ValueClick’s Affiliate Marketing segment, which operates under the “Commission Junction” brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates.  Advertisers that utilize the Commission Junction platform generally are only obligated to pay affiliates when the affiliate delivers a consumer who achieves the desired result, which is typically a closed e-commerce transaction or a new customer lead.  By joining the Commission Junction network, advertisers gain access to: a) the Company’s proprietary technology platform that has been developed over the past decade and is completely focused on the unique needs of the affiliate marketing channel; b) a proprietary network of tens of thousands of high-quality website publishers; and c) the Company’s digital marketing expertise and campaign management teams who ensure advertisers’ campaigns are optimized for maximum performance. Commission Junction’s revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid by the Company’s customers to affiliates or on a percentage of transaction revenue generated by the Company’s customers from the programs managed with the Company’s affiliate marketing platforms.

MEDIA—ValueClick’s Media segment, which operates under the “ValueClick Media” brand name, provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. ValueClick Media is able to access its customers’ target audiences through the unique combination of: its proprietary broad-based network of thousands of high-quality online publishers; its vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media), and moms (Mom’s Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick’s owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media’s services are sold on a variety of pricing models, including cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

On February 1, 2010, the Company divested its promotional lead generation marketing business and has reported its results of operations as discontinued operations for all periods presented.  See Note 5 for additional information on this divestiture.

OWNED & OPERATED WEBSITES—ValueClick’s Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com, Couponmountain.com and Investopedia.com. In 2009, ValueClick also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services.

The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan and China. The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them.  The Company’s Investopedia.com website, which the Company acquired on August 3, 2010 as more fully described in Note 4, provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and the Company’s other vertical content websites offer consumers information and reference material across a variety of topics. The

Company’s services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers’ websites from listings on the Company’s websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company’s websites.

In addition to the Company’s destination websites, Search123, which operates primarily in Europe, is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis and are included in the Company’s Owned & Operated Websites segment.

TECHNOLOGY—ValueClick’s Technology segment, which operates under the brand name “Mediaplex”, is an application services provider (“ASP”) offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex’s MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

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

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company adopted this guidance as of January 1, 2010 and applied this guidance to its divested Web Clients subsidiary as described in Note 5.  Additionally, the Company determined that it was the primary beneficiary of a VIE that was established in China in June 2010. Accordingly, the VIE has been consolidated by the Company at September 30, 2010. The VIE’s financial position, results of operations and cash flows were immaterial to the Company’s consolidated financial statements contained herein.

3.                                      STOCK-BASED COMPENSATION

In the three-month periods ended September 30, 2010 and 2009, the Company recognized stock-based compensation of $1.7 million and $2.2 million, respectively. In the nine-month periods ended September 30, 2010 and 2009, the Company recognized stock-based compensation of $5.8 million and $7.0 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009

Sales and marketing	$257	$394	$917	$1,552
General and administrative	1,261	1,555	4,358	4,673
Technology	163	228	563	731
Stock-based compensation	1,681	2,177	5,838	6,956
Related income tax benefits	(669)	(745)	(2,155)	(2,235)
Stock-based compensation, net of tax benefits	$1,012	$1,432	$3,683	$4,721

4.                         RECENT BUSINESS COMBINATIONS

Investopedia.com. On August 3, 2010, the Company completed the acquisition of Investopedia.com (“Investopedia”), a leading financial information and investing education website. Under the terms of the agreement, the Company acquired the assets and assumed certain liabilities of Investopedia for an aggregate purchase price of $41.7 million. The Company incurred $110,000 in transaction costs, which is recorded in the “General and administrative expense” caption in the accompanying Condensed Consolidated Statements of Operations. Investopedia provides consumers with a comprehensive library of financial terms, articles, tutorials, and investing education tools.

Investopedia provides content, organic traffic and established advertiser relationships in the financial services advertising vertical, as well as an experienced team and immediate synergy opportunities with the Company’s existing business units within its Media and Owned & Operated Websites segments. These factors contributed to a purchase price in excess of the fair value of Investopedia’s net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of Investopedia’s operations are included in the Company’s consolidated financial statements beginning on August 3, 2010.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets was as follows (in thousands):

Accounts receivable and other assets	$1,586
Property, plant and equipment	317

	Useful life
Amortizable intangible assets:
Advertiser relationships	3	1,040
Trademarks, trade names and domain names	9	6,480
Developed technologies and websites	3 - 6	7,680
Goodwill		25,115
Total assets acquired		42,218
Liabilities assumed		(557)
Total		$41,661

The Company expects the majority of goodwill recognized of $25.1 million to be tax deductible. The Company does not consider the acquisition of Investopedia.com material for further disclosure.

5.                         DISCONTINUED OPERATIONS

On February 1, 2010, the Company completed the disposition of its lead generation marketing business, previously operated through its subsidiary Web Marketing Holdings LLC (“Web Clients”). The proceeds from the sale consisted of a $45 million (face amount) five year note receivable bearing interest at the rate of five percent. The estimated fair value of the note receivable was $32.8 million on the date of sale. Refer to Note 6 for additional information on the note receivable. The divestiture generated a pre-tax gain of $1.1 million, and a $10.0 million gain net of income taxes due to an $8.9 million tax benefit related to tax deductible goodwill that was realized upon the sale of Web Clients. The assets and liabilities of Web Clients were classified as held for sale as of December 31, 2009, and the historical results of Web Clients are treated as discontinued operations herein. The Company determined that Web Clients met the definition of an asset held for sale in the fourth quarter of 2009.

The following amounts related to Web Clients were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009

Revenue	$—	$24,995	$5,926	$83,237

Income (loss) before income taxes from discontinued operations	—	2,749	(222)	13,833
Income tax expense (benefit)	—	976	(88)	4,912
Income (loss) from discontinued operations, net of tax	$—	$1,773	$(134)	$8,921

6.                                      NOTE RECEIVABLE

As discussed in Note 5, the Company sold its Web Clients business on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated fair value of a $45 million (face amount) five year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten year period and a balloon payment at the end of the fifth year. The note is collateralized by substantially all of the assets of the buyer, consisting of Web Clients and other unrelated businesses. The collateralization of Web Clients resulted in the identification of Web Clients as a variable interest entity. However, because the Company does not have the power to direct the day-to-day operations of Web Clients and the risk of loss is limited to the amount of the note receivable, the Company is not considered the primary beneficiary and is not required to consolidate this VIE. Other than the note receivable, the Company has not, nor does it intend to, provide financial or other support to Web Clients.

The following table details the composition of the note receivable at September 30, 2010 (in thousands):

September 30, 2010
Note receivable, gross	$43,243
Discount	(10,292)
Note receivable, net of discount	32,951
Less: current portion	(1,324)
Note receivable, less current portion	$31,627

The Company classifies the portion of the note receivable due within one year as current assets in the caption “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of September 30, 2010 is classified separately on the Condensed Consolidated Balance Sheet. The Company reflects interest income associated with this note in the “Interest and other income, net” caption in the accompanying Condensed Consolidated Statements of Operations. Total interest income recognized for the three- and nine-month periods ended September 30, 2010 was $1.1 million and $3.0 million, respectively.

7.                                      GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the nine-month period ended September 30, 2010 were as follows (in thousands):

	Affiliate Marketing	Media	Owned & Operated Websites	Total
Balance at December 31, 2009	$30,177	$105,802	$21,144	$157,123
Foreign currency translation adjustments	299	126	601	1,026
Acquisition	—	—	25,115	25,115
Balance at September 30, 2010	$30,476	$105,928	$46,860	$183,264

Balance at September 30, 2010:
Goodwill	$30,476	$217,928	$256,860	$505,264
Accumulated impairment losses	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,476	$105,928	$46,860	$183,264

For the nine-month period ended September 30, 2010, the increase in goodwill for Owned & Operated Websites of $25.7 million was primarily due to the acquisition of Investopedia.com in August 2010 of $25.1 million and foreign currency translation adjustments of $601,000.

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
September 30, 2010:
Advertiser and affiliate relationships	$48,388	$(37,960)	$10,428
Trademarks, trade names and domain names	29,992	(15,964)	14,028
Developed technologies and websites	34,380	(21,544)	12,836
Covenants not to compete	7,500	(5,948)	1,552
Total intangible assets	$120,260	$(81,416)	$38,844

December 31, 2009:
Advertiser and affiliate relationships	$46,793	$(32,246)	$14,547
Trademarks, trade names and domain names	23,211	(12,532)	10,679
Developed technologies and websites	26,700	(16,167)	10,533
Covenants not to compete	7,525	(4,566)	2,959
Total intangible assets	$104,229	$(65,511)	$38,718

For the nine-month period ended September 30, 2010, the increase in the gross balances was due to the acquisition of Investopedia.com of $15.2 million and foreign currency translation adjustments totaling approximately $855,000. The Company recognized amortization expense of $5.4 million and $5.0 million on intangible assets for the three-month periods ended September 30, 2010 and 2009, respectively. Amortization expense was $15.3 million and $14.8 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Estimated intangible asset amortization expense for the remainder of 2010, the succeeding five years and thereafter is as follows (in thousands):

Three months ending December 31, 2010	$5,323
2011	$15,361
2012	$7,786
2013	$2,730
2014	$1,655
2015	$1,655
Thereafter	$4,334

8.                                      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.0 million and $4.2 million at September 30, 2010 and December 31, 2009, respectively. No customers accounted for more than 10% of the accounts receivable balance at September 30, 2010 and December 31, 2009, respectively.

9.                                      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Land	$—	$1,470
Building	—	1,330
Computer equipment and purchased software	33,674	32,984
Furniture and equipment	4,612	4,066
Leasehold improvements	2,659	2,979
Vehicles	35	35
Property and equipment, gross	40,980	42,864
Less: accumulated depreciation and amortization	(29,728)	(31,592)
Total property and equipment, net	$11,252	$11,272

10.                               FAIR VALUE MEASUREMENT OF ASSETS

As of September 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable and for identifiable assets in less active markets; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s assets required to be measured at fair value include the Company’s investment in marketable securities, which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, generally recorded in a separate component of stockholders’ equity within the accumulated other comprehensive income balance. Unrealized losses on available-for-sale securities that are related to credit losses or an other-than-temporary impairment (“OTTI”) are charged to earnings. Marketable securities consisted of auction rate securities (“ARS”) at September 30, 2010 with an aggregate cost of $18.7 million and an estimated fair value of $16.5 million and at December 31, 2009 with an aggregate cost of $27.6 million and an estimated fair value of $22.0 million.

During the three-month period ended September 30, 2010, the Company sold ARS with a total par value of $8.9 million and realized a loss of $903,000. The Company also determined that an OTTI existed for its remaining ARS holdings based upon the Company’s intent to sell these ARS for less than their par values.  As a result, the Company recorded a total loss of $3.1 million related to its ARS portfolio during the three-month period ended September 30, 2010, which is recorded in the “Interest and other expense, net” caption in the accompanying Condensed Consolidated Statements of Operations.  The fair values of the remaining ARS were determined utilizing discounted cash flow analyses and information from sales of certain of the Company’s ARS both during the period and subsequent to September 30, 2010. The discounted cash flow analyses consider, among other factors, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and assumptions as to the next time the ARS will have a successful auction.

The Company’s assets measured at fair value on a recurring basis at September 30, 2010, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$16,486	$—	$—	$16,486

The Company’s assets measured at fair value on a recurring basis at December 31, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities	$22,026	$—	$—	$22,026

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities

Balance at December 31, 2009	$22,026
Transfers in and out of Level 3	—
Sales and redemptions	(8,850)
Realized losses on securities sold or redeemed	903
Change in unrealized losses included in other comprehensive income	2,407
Balance at September 30, 2010	$16,486

There were no transfers of assets between levels within the fair value hierarchy for the nine-month period ended September 30, 2010.  Subsequent to September 30, 2010, the Company sold certain of its remaining ARS with an aggregate par value of $9.9 million for net proceeds of $8.7 million, which is equal to the estimated fair value of these ARS as reflected in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2010.  As of November 5, 2010, the Company holds ARS with an aggregate par value of $8.8 million and an estimated fair value of $7.8 million. The Company believes that the remaining securities will be realized in cash within the next twelve months and therefore, has classified the estimated fair value of its remaining ARS holdings as “current” assets in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010.

11.                               COMMITMENTS AND CONTINGENCIES

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

12.                               INCOME TAXES

As of December 31, 2009, the Company had recorded a liability of $52.0 million for unrecognized tax benefits. During the three and nine-month period ended September 30, 2010, the Company’s liability for unrecognized tax benefits increased by $0.3 and $1.9 million, respectively, as a result of income tax positions taken during the period, and decreased by $21.2 million as a result of the expiration of certain statutes of limitations and audit settlements.  The total liability for unrecognized tax benefits at September 30, 2010 is $32.7 million. If recognized in future periods, $32.7 million of these unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following September 30, 2010 that could cause the Company to adjust the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Other than certain statutes of limitations that expired in October 2010, which will reduce the Company’s unrecognized tax benefits by $1.4 million in the fourth quarter of 2010, the Company is not able to reasonably estimate the range of all other potential changes in the liability for unrecognized tax benefits or the timing of such changes, since the ultimate resolution of uncertain tax positions depends on many factors and assumptions.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.4 million and $0.7 million in gross interest and penalties expense related to unrecognized tax benefits in each of the three-month periods ended September 30, 2010 and 2009, respectively, offset by a reversal of prior accrued interest of $4.4 million and $3.0 million, respectively, as a result of the expiration of certain statutes of limitations. During the nine-month periods ended September 30, 2010 and 2009, the Company recognized $1.7 million and $2.4 million, respectively, offset by a reversal of prior accrued interest of $4.4 million and $3.0 million, respectively, as a result of the expiration of certain statutes of limitations. The Company had an accrual for interest and penalties in the amount of $5.6 million and $8.3 million at September 30, 2010 and December 31, 2009, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2007 through 2009 tax years for federal purposes, 1999 and 2004 through 2009 tax years for various state jurisdictions, and 2004 through 2009 tax years for various foreign jurisdictions. The Company is currently under Internal Revenue Service audit examination for the 2007 tax year, as well as various state and foreign jurisdictions for various tax years.

13.                               STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2009, the Company’s board of directors authorized a total of $479.1 million for repurchases under the Program and the Company had repurchased a total of 50.7 million shares of its common stock for approximately $409.2 million. The Company repurchased 1.3 million shares for $13.2 million and 4.0 million shares for $38.6 million for the three- and nine-month periods ended September 30, 2010, respectively. As of September 30, 2010, up to an additional $31.4 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program.  In October 2010, the Company’s board of directors increased this authorization to $100 million.

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

14.                               NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009

Net income	$36,177	$25,030	$69,448	$53,119

Weighted-average common shares outstanding - basic	81,228	87,194	81,884	87,032
Dilutive effect of stock options and employee benefit plans	586	596	617	457
Number of shares used to compute net income per common share — diluted	81,814	87,790	82,501	87,489

Net income per common share:
Basic	$0.45	$0.29	$0.85	$0.61
Diluted	$0.44	$0.29	$0.84	$0.61

Employee stock-based awards totaling 1,879,000 and 2,604,000 shares during the three-month periods ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted net income per common share because their effect would have been antidilutive under the treasury stock method. For the nine-month periods ended September 30, 2010 and 2009, the number of these antidilutive shares excluded from the diluted net income per common share computation was 2,259,000 and 2,987,000, respectively.

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

The Line of Credit is available to be used by the Company, among other things, to fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company will pay a commitment fee on unused amounts that ranges, based on the Company’s total leverage ratio, from 0.35% to 0.50% of the unused portion of the Line of Credit. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Line of Credit then outstanding may be declared due and payable. At September 30, 2010 and December 31, 2009, no amount was outstanding on the Line of Credit.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million, and minimum unrestricted, unencumbered liquid asset requirements. At September 30, 2010 and December 31, 2009, the Company was in compliance with all of the covenants of the Line of Credit.

16.                               SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.  The following table provides revenue and segment income from continuing operations for each of the Company’s four business segments. Segment income from continuing operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance and certain legal fees; insurance; and, other corporate expenses.

	Revenue		Segment Income from Continuing Operations
	Three-month Periods Ended September 30,
(in thousands)	2010	2009	2010	2009

Affiliate Marketing	$29,841	$26,342	$16,540	$13,145
Media	33,321	30,946	7,825	7,315
Owned & Operated Websites	35,913	41,536	7,133	11,168
Technology	7,901	6,638	4,188	2,823
Inter-segment revenue	(208)	(296)	—	—
Total	$106,768	$105,166	$35,686	$34,451

	Revenue		Segment Income from Continuing Operations
	Nine-month Periods Ended September 30,
(in thousands)	2010	2009	2010	2009

Affiliate Marketing	$87,938	$80,359	$47,863	$39,826
Media	95,761	94,937	23,057	21,420
Owned & Operated Websites	95,796	117,828	17,527	27,895
Technology	23,405	20,179	12,051	9,085
Inter-segment revenue	(849)	(974)	—	—
Total	$302,051	$312,329	$100,498	$98,226

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009

Segment income from operations	$35,686	$34,451	$100,498	$98,226
Corporate expenses	(6,318)	(7,190)	(19,559)	(20,316)
Stock-based compensation	(1,681)	(2,177)	(5,838)	(6,956)
Amortization of intangible assets	(5,376)	(4,991)	(15,278)	(14,804)
Consolidated income from operations	$22,311	$20,093	$59,823	$56,150

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media, Owned & Operated Websites, and Technology segments is as follows for each period (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009
Affiliate Marketing	$271	$253	$778	$818
Media	623	513	1,686	1,647
Owned & Operated Websites	405	490	1,162	1,443
Technology	203	257	640	767
Corporate	162	352	612	1,092
Total	$1,664	$1,865	$4,878	$5,767

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009
United States	$86,899	$85,918	$239,941	$253,066
United Kingdom	12,001	9,861	34,754	30,105
Other Countries	9,851	10,429	31,621	32,807
Inter-regional eliminations	(1,983)	(1,042)	(4,265)	(3,649)
Total	$106,768	$105,166	$302,051	$312,329

	Income (loss) from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009
United States	$19,613	$18,396	$50,668	$50,518
United Kingdom	2,408	1,936	6,936	4,629
Other Countries	290	(239)	2,219	1,003
Total	$22,311	$20,093	$59,823	$56,150

For the three-month period ended September 30, 2010, one customer, Google, accounted for 17% of total revenue. For the nine-month period ended September 30, 2010, one customer, Google, accounted for 15% of total revenue. For the three-month period ended September 30, 2009, two customers, Yahoo and Google, accounted for 21% and 11%, respectively, of total revenue. For the nine-month period ended September 30, 2009, two customers, Yahoo and Google, accounted for 20% and 11%, respectively, of total revenue.  The revenue from these customers is recorded in the Company’s Owned & Operated Websites segment.

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

We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include Affiliate Marketing, Media, Owned & Operated Websites, and Technology, which are described in more detail below.

AFFILIATE MARKETING

ValueClick’s Affiliate Marketing segment, which operates under the “Commission Junction” brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates.  Advertisers that utilize the Commission Junction platform generally are only obligated to pay affiliates when the affiliate delivers a consumer who achieves the desired result, which is typically a closed e-commerce transaction or a new customer lead.  By joining the Commission Junction network, advertisers gain access to: a) the Company’s proprietary technology platform that has been developed over the past decade and is completely focused on the unique needs of the affiliate marketing channel; b) a proprietary network of tens of thousands of high-quality online publishers; and c) the Company’s digital marketing expertise and campaign management teams who ensure advertisers’ campaigns are optimized for maximum performance. Commission Junction’s revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid by the Company’s customers to affiliates or on a percentage of transaction revenue generated by the Company’s customers from the programs managed with the Company’s affiliate marketing platforms.

MEDIA

ValueClick’s Media segment, which operates under the “ValueClick Media” brand name, provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. ValueClick Media is able to access its customers’ target audiences through the unique combination of: its proprietary broad-based network of thousands of high-quality online publishers; its vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media), and moms (Mom’s Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick’s owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media’s services are sold on a variety of pricing models, including cost-per-action (“CPA”), cost-per-thousand-impression (“CPM”), and cost-per-click (“CPC”).

On February 1, 2010, the Company divested its promotional lead generation marketing business and has reported its results of operations as discontinued operations for all periods presented.  See Note 5 to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q for additional information on this divestiture.

OWNED & OPERATED WEBSITES

ValueClick’s Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com, Couponmountain.com and Investopedia.com. In 2009, ValueClick also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services.

The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan and China. The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them.  The Company’s Investopedia.com website, which the Company acquired on August 3, 2010, provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and the Company’s other vertical content websites offer consumers information and reference material across a variety of topics. The Company’s services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers’ websites from listings on the Company’s websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company’s websites.

In addition to the Company’s destination websites, Search123, which operates primarily in Europe, is ValueClick’s self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis and are included in the Company’s Owned & Operated Websites segment.

TECHNOLOGY

ValueClick’s Technology segment, which operates under the brand name “Mediaplex”, is an application services provider (“ASP”) offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex’s MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

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

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Affiliate Marketing
Revenue	$29,841	$26,342	$87,938	$80,359
Cost of revenue	4,111	3,692	12,548	11,612
Gross profit	25,730	22,650	75,390	68,747
Operating expenses	9,190	9,505	27,527	28,921
Segment income from operations	$16,540	$13,145	$47,863	$39,826

Media
Revenue	$33,321	$30,946	$95,761	$94,937
Cost of revenue	18,239	16,393	51,000	50,307
Gross profit	15,082	14,553	44,761	44,630
Operating expenses	7,257	7,238	21,704	23,210
Segment income from operations	$7,825	$7,315	$23,057	$21,420

Owned & Operated Websites
Revenue	$35,913	$41,536	$95,796	$117,828
Cost of revenue	5,473	5,366	15,990	21,287
Gross profit	30,440	36,170	79,806	96,541
Operating expenses	23,307	25,002	62,279	68,646
Segment income from operations	$7,133	$11,168	$17,527	$27,895

Technology
Revenue	$7,901	$6,638	$23,405	$20,179
Cost of revenue	826	933	2,451	2,815
Gross profit	7,075	5,705	20,954	17,364
Operating expenses	2,887	2,882	8,903	8,279
Segment income from operations	$4,188	$2,823	$12,051	$9,085

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$35,686	$34,451	$100,498	$98,226
Corporate expenses	(6,318)	(7,190)	(19,559)	(20,316)
Stock-based compensation	(1,681)	(2,177)	(5,838)	(6,956)
Amortization of intangible assets	(5,376)	(4,991)	(15,278)	(14,804)
Consolidated income from operations	$22,311	$20,093	$59,823	$56,150

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$29,841	$26,342	$87,938	$80,359
Media	33,321	30,946	95,761	94,937
Owned & Operated Websites	35,913	41,536	95,796	117,828
Technology	7,901	6,638	23,405	20,179
Inter-segment revenue	(208)	(296)	(849)	(974)
Consolidated revenue	$106,768	$105,166	$302,051	$312,329

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

Revenue.   Consolidated revenue for the three-month period ended September 30, 2010 was $106.8 million compared to $105.2 million for the same period in 2009, representing a 1.5% increase, or $1.6 million.

Affiliate Marketing segment revenue increased to $29.8 million for the three-month period ended September 30, 2010 compared to $26.3 million in the same period in 2009. This increase of $3.5 million, or 13.3%, was primarily due to an increase in the number of customers and an increase in transaction volumes associated with existing customers, particularly in our domestic operations.

Media segment revenue increased to $33.3 million for the three-month period ended September 30, 2010 compared to $30.9 million for the same period in 2009. The increase of $2.4 million, or 7.7%, in Media segment revenue was due to an increase in the number of customers for which we ran media campaigns as compared to the prior year period, particularly within our vertically-focused networks, AdRx Media and Mom’s Media.

Owned & Operated Websites segment revenue decreased by $5.6 million to $35.9 million for the three-month period ended September 30, 2010 compared to $41.5 million in the same period in 2009. $13.2 million of the decrease was attributable to a decrease in the volume of revenue we were able to generate from a major customer, Yahoo, due to changes made by this customer in the fourth quarter of 2009.  Beginning in the fourth quarter of 2009, Yahoo informed us that they were increasing the conversion requirements across their partner network, including our owned and operated websites.  As a result, it was no longer economically viable for us to acquire online consumer traffic to our owned and operated websites that did not meet Yahoo’s new higher-converting online consumer traffic requirements.  As we were not able to monetize the lower-converting online consumer traffic with other advertisers, beginning in the fourth quarter of 2009, we significantly reduced the amount of lower-converting online consumer traffic to our owned and operated websites, which had a significant negative impact on the revenue of our Owned & Operated Websites segment.  Due to the timing of the change in Yahoo’s requirements, our Owned & Operated Websites segment revenue was lower in each of the first three quarters of 2010 as compared to the prior year quarters.  However, as we generated minimal revenue from lower-converting online consumer traffic with Yahoo in the fourth quarter of 2009, the comparison for this segment’s fourth quarter 2010 revenue will not be negatively impacted by the change that Yahoo made in their online consumer traffic conversion requirements. Excluding the reduction in revenue from Yahoo, the revenue in our Owned & Operated Websites segment increased by $7.6 million, with the majority of this increase coming from higher revenue earned with Google as compared to the year-ago period.  Even after the change we experienced with the customer noted above, the Owned & Operated Websites segment revenue is concentrated with two major customers, Google and Yahoo. A loss of, or reduction of revenue from, one or both of these customers could have a significant negative impact on the revenue and profitability of this segment and the Company.

Technology segment revenue was $7.9 million for the three-month period ended September 30, 2010 compared to $6.6 million for the same period in 2009, an increase of $1.3 million, or 19.0%.  The increase in revenue was due to new customer wins and higher volumes of ad serving, particularly in our international operations. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Owned & Operated Websites segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL, or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs.  Our consolidated cost of revenue was $28.5 million for the three-month period ended September 30, 2010 compared to $26.1 million for the same period in 2009, an increase of $2.4 million, or 9.0%. Our consolidated gross margin was 73.3% and 75.1% for the three-month periods ended September 30, 2010 and 2009, respectively.

Cost of revenue for the Affiliate Marketing segment increased $419,000, or 11.3%, to $4.1 million for the three-month period ended September 30, 2010 compared to $3.7 million for the same period in 2009 due to the increase in revenue.  Our Affiliate Marketing segment gross margin remained relatively flat at 86.2% for the third quarter of 2010 compared to 86.0% for the same period in 2009.

Cost of revenue for the Media segment increased $1.8 million, or 11.3%, to $18.2 million for the three-month period ended September 30, 2010 compared to $16.4 million for the same period in 2009. Our Media segment gross margin decreased to 45.3% for the third quarter of 2010 compared to 47.0% for the same period in 2009 primarily due to higher costs to secure sufficient online advertising inventory to fulfill targeted advertiser campaigns.

Cost of revenue for the Owned & Operated Websites segment increased $107,000 to $5.5 million for the three-month period ended September 30, 2010 compared to $5.4 million for the same period in 2009.  Our Owned & Operated Websites segment gross margin decreased to 84.8% for the third quarter of 2010 compared to 87.1% for the same period in 2009 due to the significant reduction in revenue from a large customer as described above.

Technology segment cost of revenue decreased $107,000, or 11.5%, to $826,000 for the three-month periods ended September 30, 2010 compared to $933,000 for the same period in 2009.  The decrease was primarily due to the elimination of third party vendor costs associated with services we now perform internally.  Our Technology segment gross margin increased to 89.5% for the three-month period ended September 30, 2010 from 85.9% for the same period in 2009 due to these lower costs and the operating leverage associated with the higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners that are not directly associated with a revenue-generating event. In periods prior to January 1, 2010, sales and marketing expenses also included certain network development-related expenses.  However, in periods beginning on or after January 1, 2010, all network development-related expenses are recorded as a technology expense.  This change in classification was made to achieve internal consistency amongst the Company’s various divisions and has no impact on the overall profitability of any particular segment or on the Company’s overall profitability.  Total sales and marketing expenses for the three-month period ended September 30, 2010 were $29.4 million compared to $31.1 million for the same period in 2009, a decrease of $1.7 million, or 5.6%.  Sales and marketing expenses decreased primarily due to the reclassification of $2.1 million of certain network development-related expenses to technology expense as noted above.  Our sales and marketing expenses as a percentage of revenue decreased to 27.5% for the three-month period ended September 30, 2010 compared to 29.6% for the same period in 2009.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, and other general overhead costs. General and administrative expenses decreased to $12.3 million, or 11.5% of revenue, for the three-month period ended September 30, 2010 compared to $16.7 million, or 15.9% of revenue, for the same period in 2009, a decrease of $4.4 million, or 26.2%. General and administrative expenses decreased primarily due to a decrease in legal fees, lower bad debt expense and lower fees for various professional services providers.

Technology.   Technology expenses include costs associated with the maintenance of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended September 30, 2010 were $8.9 million, or 8.3% of revenue, compared to $6.1 million, or 5.8% of revenue, for the same period in 2009, an increase of $2.8 million, or 44.8%. The increase in technology expenses was primarily due to the $2.1 million reclassification of certain network development-related expenses from sales and marketing expense into technology expense as described above.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended September 30, 2010 increased 25.8% to $16.5 million, from $13.1 million in the same period of the prior year, and represented 55.4% and 49.9% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above and lower operating expenses.

Media segment income from operations for the three-month period ended September 30, 2010 increased 7.0%, or $510,000, to $7.8 million, from $7.3 million in the same period of the prior year.  Segment operating margin remained consistent at 23.5% and 23.6% of Media segment revenue in these respective periods.

Owned & Operated Websites segment income from operations for the three-month period ended September 30, 2010 decreased to $7.1 million from $11.2 million in the same period of the prior year.  The operating margin for this segment decreased to 19.9% in the third quarter of 2010 from 26.9% for the same period in the prior year. The decrease in segment income from operations and operating margin were due to the negative operating leverage associated with the lower revenue as discussed above.

Technology segment income from operations for the three-month period ended September 30, 2010 increased 48.4% to $4.2 million, from $2.8 million in the same period of the prior year, and represented 53.0% and 42.5% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended September 30, 2010 was $1.7 million compared to $2.2 million for the same period in 2009. The decrease of $496,000 was primarily due to certain stock options becoming fully vested in 2009. We currently anticipate stock-based compensation to be approximately $8 million for the year ending December 31, 2010. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock options, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets increased to $5.4 million for the three-month period ended September 30, 2010 compared to $5.0 million for the same period of the prior year. The increase in amortization is due to the amortization of intangibles associated with the acquisition of Investopedia in August 2010. We currently anticipate amortization expense of approximately $20.6 million for the year ending December 31, 2010.

Interest and Other Expense, Net. Interest and other expense, net, was $2.7 million for the three-month period ended September 30, 2010 compared to $513,000 for the same period in 2009. The increase in net expense is primarily due to $3.1 million in realized losses and other-than-temporary impairment charges taken on our auction rate securities portfolio as described in Note 10 to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

Income Tax Benefit.   For the three-month period ended September 30, 2010, we recorded an income tax benefit of $16.5 million compared to a tax benefit of $3.7 million for the same period in 2009. The Company generated income before income taxes of $19.6 million for both the three-month periods ended September 30, 2010 and 2009.  The tax impact of the $23.4 million reversal of a contingency reserve associated with the expiration of certain statutes of limitations resulted in a greater tax benefit recognized for the three-month period ended September 30, 2010 as compared to the income tax benefit recognized for the same period in 2009. We currently anticipate an effective income tax rate for the three-month period ending December 31, 2010 of approximately 40%.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

Revenue.   Consolidated revenue for the nine-month period ended September 30, 2010 was $302.1 million compared to $312.3 million for the same period in 2009, representing a 3.3% decrease.

Affiliate Marketing segment revenue increased to $87.9 million for the nine-month period ended September 30, 2010 compared to $80.4 million in the same period in 2009. This increase of $7.6 million, or 9.4%, was primarily due to an increase in the number of customers and an increase in transaction volumes associated with existing customers, particularly in our domestic operations.

Media segment revenue increased slightly to $95.8 million for the nine-month period ended September 30, 2010 compared to $94.9 million for the same period in 2009.

Owned & Operated Websites segment revenue decreased to $95.8 million for the nine-month period ended September 30, 2010 compared to $117.8 million in the same period in 2009. The decrease of $22.0 million, or 18.7%, was attributable to a change in the volume of revenue by one major customer as discussed above.

Technology segment revenue was $23.4 million for the nine-month period ended September 30, 2010 compared to $20.2 million for the same period in 2009, an increase of $3.2 million, or 16.0%.  The increase in revenue was due to new customer wins and higher volumes of ad serving, particularly in our international operations.

Cost of Revenue and Gross Profit.   Our consolidated cost of revenue was $81.3 million for the nine-month period ended September 30, 2010 compared to $85.3 million for the same period in 2009, a decrease of $4.0 million, or 4.7%. Our consolidated gross margin was 73.1% and 72.7% for the nine-month periods ended September 30, 2010 and 2009, respectively.

Cost of revenue for the Affiliate Marketing segment increased $936,000, or 8.1%, to $12.5 million for the nine-month period ended September 30, 2010 compared to $11.6 million for the same period in 2009.  Our Affiliate Marketing gross margin remained relatively flat at 85.7% for the third quarter of 2010 compared to 85.5% for the same period in 2009.

Cost of revenue for the Media segment increased $693,000, or 1.4%, to $51.0 million for the nine-month period ended September 30, 2010 compared to $50.3 million for the same period in 2009. Our Media segment gross margin remained relatively flat at 46.7% for the nine-month period ended September 30, 2010 compared to 47.0% for the same period in 2009.

Cost of revenue for the Owned & Operated Websites segment decreased $5.3 million to $16.0 million for the nine-month period ended September 30, 2010 compared to $21.3 million for the same period in 2009.  Our Owned & Operated Websites segment gross margin increased to 83.3% for the third quarter of 2010 from 81.9% for the same period in 2009 due primarily to a mix shift in this segment’s traffic acquisition strategies, which reduced the mix of consumer traffic coming from distribution partners with a revenue-share relationship.

Technology segment cost of revenue decreased $364,000, or 12.9%, to $2.5 million for the nine-month period ended September 30, 2010 compared to $2.8 million for the same period in 2009. The decrease was primarily due to the elimination of third party vendor costs associated with services we now perform internally.  Our Technology segment gross margin increased to 89.5% for the nine-month period ended September 30, 2010 from 86.0% for the same period in 2009 due to these lower costs and the operating leverage associated with the higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

Operating Expenses:

Sales and Marketing.   Total sales and marketing expenses for the nine-month period ended September 30, 2010 were $81.0 million compared to $91.2 million for the same period in 2009, a decrease of $10.3 million, or 11.3%.  Sales and marketing expenses decreased primarily due to the reclassification of $6.2 million of certain network development-related expenses to technology expense and decreased salaries and wages.  Our sales and marketing expenses as a percentage of revenue decreased to 26.8% for the nine-month period ended September 30, 2010 compared to 29.2% for the same period in 2009.

General and Administrative.   General and administrative expenses decreased to $39.5 million, or 13.1% of revenue, for the nine-month period ended September 30, 2010 compared to $45.9 million, or 14.7% of revenue, for the same period in 2009, a decrease of $6.4 million, or 14.0%. General and administrative expenses decreased primarily due to a decrease in legal fees and bad debt expense.

Technology.   Technology expenses for the nine-month period ended September 30, 2010 were $25.1 million, or 8.3% of revenue, compared to $18.9 million, or 6.0% of revenue, for the same period in 2009, an increase of $6.3 million, or 33.1%. The increase in technology expenses was primarily due to the $6.2 million reclassification of certain network development-related expenses from sales and marketing expense into technology expense as described above.

Segment Income from Operations.  Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2010 increased 20.2% to $47.9 million, from $39.8 million in the same period of the prior year, and represented 54.4% and 49.6% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Media segment income from operations for the nine-month period ended September 30, 2010 increased 7.6%, or $1.6 million, to $23.1 million, from $21.4 million in the same period of the prior year, and represented 24.1% and 22.6% of Media segment revenue in these respective periods. The increase in Media segment income from operations was due to lower operating expenses, primarily legal fees.

Owned & Operated Websites segment income from operations for the nine-month period ended September 30, 2010 decreased to $17.5 million from $27.9 million in the same period of the prior year, and represented 18.3% and 23.7% of Owned & Operated Websites segment revenue in these respective periods. The decrease in Owned & Operated Websites income from operations and lower operating margin were attributable to the decline in revenue from one major customer as discussed above.

Technology segment income from operations for the nine-month period ended September 30, 2010 increased 32.6% to $12.1 million, from $9.1 million in the same period of the prior year, and represented 51.5% and 45.0% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the nine-month period ended September 30, 2010 was $5.8 million compared to $7.0 million for the same period in 2009. The decrease of $1.1 was primarily due to stock options that became fully vested in 2009.

Amortization of Intangible Assets.   Amortization of intangible assets increased to $15.3 million for the nine-month period ended September 30, 2010 compared to $14.8 million for the same period in 2009. The increase in amortization is due to the amortization of intangibles associated with the acquisition of Investopedia in early August.

Interest and Other Income, Net. Interest and other income, net decreased to $313,000 for the nine-month period ended September 30, 2010 compared to $478,000 for the same period in 2009. The net decrease is due to a $3.0 million increase in interest income primarily related to the note receivable from the sale of Web Clients, offset by $3.1 million in realized and other-than-temporary impairment losses on our auction rate securities, as described in Note 10 to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

Income Tax Expense. For the nine-month period ended September 30, 2010, we recorded income tax expense of $0.6 million compared to $12.4 million for the same period in 2009. The decrease in the effective income tax rate for the nine-month period ended September 30, 2010 to  1.0% from  22.0% in the same period of the prior year was primarily due to the recognition of $23.4 million in tax benefits related to the reversal of a contingency reserve associated with the expiration of certain statutes of limitations.

Liquidity and Capital Resources

Since our inception and through the third quarter of 2010, we have financed our operations through working capital generated from operations, equity financing and cash acquired in business combinations. At September 30, 2010, our combined cash, cash equivalents and liquid marketable securities balances totaled $164.0 million.

Net cash provided by operating activities totaled $63.1 million for the nine months ended September 30, 2010 compared to $89.8 million in the same period of 2009. The decrease from 2009 was due primarily to cash generated from discontinued operations in the year ago period and the effect of working capital changes on cash.

The net cash used in investing activities for the nine-month period ended September 30, 2010 of $37.6 million was the result of the use of $41.7 million for the acquisition of Investopedia.com and $7.1 million for equipment purchases, offset by proceeds from the net sales of marketable securities of $8.0 million and $2.6 million in cash received from the disposition of fixed assets. The net cash used in investing activities for the nine months ended September 30, 2009 of $60.0 million was the result of the use of $62.7 million for the payment of the contingent consideration related to the acquisition of MeziMedia and $3.6 million used for equipment purchases, offset by proceeds from the net sales and maturities of marketable securities of $6.4 million.

Net cash used in financing activities of $35.2 million for the nine months ended September 30, 2010 was primarily due to common stock repurchases of $38.6 million, offset by $2.9 million in proceeds received from our employee stock programs.  Net cash provided by financing activities of $2.9 million for the nine months ended September 30, 2009 was primarily due to proceeds of $2.7 million received from our employee stock programs.

Marketable Securities

Marketable securities as of September 30, 2010 consisted of auction rate securities (“ARS”) collateralized by student loan portfolios that are government supported or privately insured. Our marketable securities portfolio includes ARS with a par value of $18.7 million and an estimated fair value of $16.5 million. ARS were designed to provide liquidity via a dutch auction process that resets the applicable interest rate at predetermined calendar intervals (usually every seven to thirty-five days) and historically have allowed existing investors to either rollover their holdings, whereby they would continue to own their respective interest in the ARS, or gain immediate liquidity by selling such ARS at par. Beginning in February 2008, the auctions for our ARS began failing due to insufficient demand for these securities and no successful auctions have occurred to date.

During the three-month period ended September 30, 2010, we sold ARS with a total par value of $8.9 million and realized a loss of $903,000. We also determined that an other-than-temporary impairment (“OTTI”) existed for our remaining ARS holdings based upon our intent to sell these ARS for less than their par values. As a result, we recorded an impairment loss of $2.2 million against our remaining ARS, which represents the difference between their par values and fair values. Subsequent to September 30, 2010, we sold certain of our remaining ARS with an aggregate par value of $9.9 million for net proceeds of $8.7 million. As of November 5, 2010, we hold ARS with an aggregate par value of $8.8 million and an estimated fair value of $7.8 million. We believe that the remaining securities will be realized in cash within the next twelve months and therefore, have classified the estimated fair value of our remaining ARS holdings as “current” assets in the accompanying condensed consolidated balance sheet as of September 30, 2010.

We have determined that we utilize unobservable (Level 3) inputs in establishing the estimated fair value of the ARS of $16.5 million at September 30, 2010. Due to the events discussed above which resulted in the lack of an active market for ARS, and due to the lack of other observable market data with similar characteristics to our ARS holdings, we have estimated the fair values of these ARS at September 30, 2010 utilizing discounted cash flow analyses and information from recent sales of certain of our other ARS as described above. The discounted cash flow analyses consider, among other factors, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of expected future cash flows, and expectations of when the ARS are expected to have successful auctions.

Line of Credit

In November 2008, we entered into a $100 million line of credit with a bank group.  The line of credit has a term of three years and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 15 to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q.  The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock, and for general corporate purposes. We have not borrowed against the line of credit, and thus no amount was outstanding against the line of credit at September 30, 2010 and December 31, 2009, respectively.

Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2009, the Company’s board of directors authorized a total of $479.1 million for repurchases under the Program and the Company had repurchased a total of 50.7 million shares of its common stock for approximately $409.2 million. The Company repurchased 1.3 million shares for $13.2 million and 4.0 million shares for $38.6 million for the three- and nine-month periods ended September 30, 2010, respectively. As of September 30, 2010, up to an additional $31.4 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program. In October 2010, the Company’s board of directors increased this authorization to $100 million.

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

Commitments and Contingencies

There were no significant changes to our commitments and contingencies during the nine-month period ended September 30, 2010.

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

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the three- and nine-month periods ended September 30, 2010 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $9.0 million, an estimated reduction of income before income taxes of approximately $2.1 million and an estimated reduction of net assets, excluding intercompany balances, of approximately $8.0 million. While we perform certain hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of September 30, 2010, we had $49.4 million in cash and cash equivalents and $12.5 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

(b)                                 Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our business models may not continue to be effective in the future for a number of reasons, including the following: click and conversion rates have always been low and may decline as the number of advertisements and ad formats on the Web increases; Web users can install “filter” software programs which allow them to prevent advertisements from appearing on their computer screens or in their email boxes; Internet advertisements are, by their nature, limited in content relative to other media; companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts; companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements and social media; companies may not utilize online advertising due to concerns of “click-fraud”, particularly related to search engine placements; regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and, perceived lead quality. If the number of companies who purchase online advertising from us does not grow, we may experience difficulty in attracting publishers, and our revenue could decline.

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

Our Owned & Operated Websites business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites. The majority of the revenue in our Owned & Operated Websites segment is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.  In the fourth quarter of 2009, our largest customer in our Owned & Operated Websites segment made changes that negatively impacted the amount of traffic that we could monetize with them.  This change had a significant negative impact on the revenue levels of this segment beginning in the fourth quarter of 2009.  As a result of this change, our revenue from the Owned & Operated Websites segment in the third quarter of 2010 was much lower than the same period of the prior year

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR OWNED & OPERATED WEBSITES SEGMENT.

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM), search engine optimization (SEO), organic traffic, email campaigns, and distribution agreements with other website publishers, The current revenue and profitability levels of our Owned & Operated Websites segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Owned & Operated Websites segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors’ responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. We lease data center space in various locations in northern and southern California; Virginia; Stockholm, Sweden; and Shanghai, China. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000, Sweden in 2004, Japan and China in 2007, Spain and Ireland in 2008, and Korea, South Africa and Canada in 2010. Our international expansion and the integration of international operations present unique challenges and risks to our company, and require management attention. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, content requirements, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our continued international expansion also subjects us to additional foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

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

Due to the global nature of the Web, it is possible that, although our transmissions originate in California, Virginia,  Sweden, and China, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of industry standards, laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

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

SEVERAL STATES HAVE IMPLEMENTED OR PROPOSED REGULATIONS THAT IMPOSE SALES TAX ON CERTAIN E-COMMERCE TRANSACTIONS INVOLVING THE USE OF AFFILIATE MARKETING PROGRAMS.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $269.5 million.  As of September 30, 2010, we have $183.3 million and $38.8 million of goodwill and amortizable intangible assets, respectively, remaining.

We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2010.  If macroeconomic conditions deteriorate further in 2010 or our stock price experiences declines, we may be required to record additional impairment charges in the future.

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

As more fully described in Note 12 to our consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

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

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS.

We have historically used equity compensation as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted equity awards, or to attract additional highly-qualified personnel. As of September 30, 2010, many of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes the Company’s repurchases of common stock during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2010 through July 31, 2010	—	$—	—	$44.6 million

August 1, 2010 through August 31, 2010	1,269,977	10.40	1,269,977	$31.4 million

September 1, 2010 through September 30, 2010	—	—	—	$31.4 million

Total	1,269,977	$10.40	1,269,977	$31.4 million

(1)                      In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2009, the Company’s board of directors authorized a total of $479.1 million for repurchases under the Program and the Company had repurchased a total of 50.7 million shares of its common stock for approximately $409.2 million. The Company repurchased 1.3 million shares for $13.2 million and 4.0 million shares for $38.6 million for the three- and nine-month periods ended September 30, 2010, respectively. As of September 30, 2010, up to an additional $31.4 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program.  In October 2010, the Company’s board of directors increased this authorization to $100 million. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

(2)                      Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
Dated: November 8, 2010