Form 10-K
period 2010-12-31
VALUECLICK INC/CA
filed 2011-02-28
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, which was the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $850,460,460 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Global Select Market as of that date). As of February 18, 2011, there were 81,047,841 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2011 Annual Meeting of the Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2010, are incorporated by reference in Part III hereof.

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

        We generate the audiences for our advertisers' campaigns primarily through networks of third-party websites, other online publisher partners and search engines. We aggregate our publisher partners' online advertising inventory into networks, optimize these networks for specific marketing goals, and deliver the campaigns across the appropriate networks' advertising inventory. We are one of the industry's largest online network providers, with: industry expertise and proprietary technology platforms for online advertising inventory aggregation; campaign targeting and optimization, delivery, measurement, and reporting; and, payment settlement and delivery services. We also own and operate a number of websites in the areas of comparison shopping, coupons and deals, financial services, and other verticals.

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

        We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include Affiliate Marketing, Media, Owned & Operated Websites, and Technology, which are described in more detail below. For information regarding the operating performance and total assets of these segments, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 18 to the December 31, 2010 consolidated financial statements included herein.

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

        With a single buy, marketers can reach targeted online users on a large scale, using a variety of online display ad units across our entire network of publishers, any of 20 standard channels of online content within the network, customized content channels, or a select number of websites where we are authorized to sell inventory on a single-site basis. Audiences can be further targeted based on the demographic and psychographic composition of sites within the network and technical information such as geographic location, browser type, connection speed, ISP or top-level domain (.com, .edu, etc.). In addition, our behavioral targeting capabilities allow marketers to retarget users who have recently visited their sites or to display highly relevant ads based on anonymous profiles we develop based on consumers' recent online behavior such as web browsing and interaction with ads across our network.

        With 10,000 active online publisher sites in the U.S. and 15,000 worldwide, our display advertising network reached 168 million unique visitors, or 79% of the U.S. internet audience in December 2010, according to data published by comScore, Inc.

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

        We offer multiple pricing models designed around maximizing our customers' return on investment. Our display advertising placements are offered on several pricing models including: cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement; cost-per-click ("CPC"), whereby payment is triggered only when an interested individual clicks on our customer's advertisement; and cost-per-action ("CPA"), whereby payment is triggered only when a specific, pre-defined action is performed by an online consumer.

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

  Media Segment Divestitures

        Our Media segment previously included our promotional lead generation marketing and e-commerce businesses. We divested our promotional lead generation marketing business in February 2010 and our e-commerce business in October 2008. These divestitures are discussed more fully in Note 5 to our consolidated financial statements contained in this annual report.

OWNED & OPERATED WEBSITES SEGMENT

        Our Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com, Couponmountain.com, and Investopedia.com. In 2009, we also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services.

        The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Investopedia.com website provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and our other vertical content websites offer consumers information and reference material across a variety of topics. Our services in these areas are free for consumers, and we generate revenue in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on our websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on our websites.

        In addition to our destination websites, Search123, which operates primarily in Europe, is ValueClick's self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis.

TECHNOLOGY SEGMENT

        Our Technology segment provides advertisers, advertising agencies, and other companies with the tools they need to effectively manage their online marketing programs. Our technology products and services are offered through our wholly-owned subsidiary Mediaplex, Inc. Mediaplex is an application services provider ("ASP") offering technology infrastructure tools and consultative services that enable marketers to implement and manage their own online display advertising, search engine marketing ("SEM") and email campaigns. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser's enterprise data system and to provide ongoing campaign optimization and analytics. Mediaplex's products are priced primarily on a CPM or email-delivered basis.

        Our Technology segment also included our Mediaplex Systems subsidiary prior to October 2008. We divested the operations of this subsidiary in October 2008. Please refer to Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for further information about this divestiture.

INTERNATIONAL OPERATIONS

        We currently conduct international operations through wholly-owned subsidiaries throughout Europe, and in Canada, China, and Japan.

        In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick, Inc., based in the United Kingdom. Since then we have expanded in Europe and Asia by opening wholly-owned subsidiaries in Paris, France; Munich, Germany; Madrid, Spain; Dublin, Ireland; and Hong Kong, China. In August 2004, we acquired

Pricerunner AB, a leading provider of online comparison shopping services in Europe, based in Sweden. In July 2007, we acquired MeziMedia, which has operations in the United States, China, Japan and Korea. In August 2010, we acquired Investopedia, which has operations in Canada. Employees in our international subsidiaries totaled 407 as of December 31, 2010. For additional information regarding our international operations, see Note 18 to our consolidated financial statements contained in this annual report on Form 10-K.

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

        We build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions by engineering fail-safe controls into our critical software components. ValueClick delivers its solutions from a variety of geographic locations within the United States, Europe and China. ValueClick applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems, which engage engineers as necessary.

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

Customers

        We sell our products and services to a variety of advertisers, advertising agencies and traffic distribution partners. Our Media and Affiliate Marketing segment revenues are generated from thousands of customers, and there are no significant customer concentrations in these segments. Our Owned & Operated Websites and Technology segments each have a significant customer that comprises a large portion of each segment's respective revenues. A loss of, or reduction of revenue from, these significant customers could have a significant negative impact on the revenue of these segments.

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

INTELLECTUAL PROPERTY RIGHTS

        We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have registered the trademark "ValueClick" in the United States, European Union, Australia, Canada, China, Japan and New Zealand. We currently have one pending U.S. patent application. In addition, we have been granted ten U.S. patents. We do not know if our current patent application or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may have or may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

CORPORATE HISTORY AND RECENT ACQUISITIONS

        We commenced operations as ValueClick, LLC, a California limited liability company, on May 1, 1998. Prior to the formation of ValueClick, LLC, the ValueClick Internet advertising business began in July 1997 as a line of business within Web-Ignite Corporation, a company wholly owned by the founding member of ValueClick, LLC. The reorganization and formation of ValueClick, LLC was affected by the transfer of the Internet advertising business of Web-Ignite to ValueClick, LLC. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation. On March 30, 2000, we completed our initial public offering of common stock. Our common stock is publicly traded and is reported on the NASDAQ Global Select Market under the symbol "VCLK." We have acquired 15 companies since our inception, the most recent of which was Investopedia.com in August 2010.

        Investopedia.com.    On August 3, 2010, the Company completed the acquisition of Investopedia.com ("Investopedia"), a leading financial information and investing education website. Under the terms of the agreement, the Company acquired the assets and assumed certain liabilities of Investopedia for an aggregate purchase price of $41.7 million. Investopedia provides consumers with a library of financial terms, articles, tutorials, and investing education tools.

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

EMPLOYEES

        As of December 31, 2010, we had 655 employees in the U.S. and 407 employees in our international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

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

        Within the Code, ValueClick has established an accounting ethics complaint procedure for all of its employees, directors, agents and consultants. The complaint procedure is for any of these persons who may have concerns regarding accounting, internal accounting controls and auditing matters. We treat all complaints confidentially and with the utmost professionalism. If an employee desires, he or she may submit any concerns or complaints on an anonymous basis, and his or her concerns or complaints will be addressed in the same manner as any other complaints. We do not, and will not, condone any retaliation of any kind against an employee who comes forward with an ethical concern or complaint.

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

WE MAY FACE INTELLECTUAL PROPERTY ACTIONS THAT ARE COSTLY OR COULD HINDER OR PREVENT OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

        We may be subject to legal actions alleging intellectual property infringement (including patent infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. Defending ourselves against intellectual property infringement or similar claims is expensive and diverts management's attention.

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

  •
  macroeconomic conditions in the United States, Europe, Asia, and Canada;

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

        Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter advertisers' current or prospective spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations, cash flows, and financial condition.

OUR EXPANDING INTERNATIONAL OPERATIONS SUBJECT US TO ADDITIONAL RISKS AND UNCERTAINTIES AND WE MAY NOT BE SUCCESSFUL WITH OUR STRATEGY TO CONTINUE TO EXPAND SUCH OPERATIONS.

        We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999, France and Germany in 2000, Sweden in 2004, Japan and China in 2007, Spain and Ireland in 2008, and Korea, South Africa and Canada in 2010. Our international expansion and the integration of international operations present unique challenges and risks to our company, and require management attention. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, content requirements, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our continued international expansion also subjects us to additional foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

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

        Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations, cash flows and financial condition.

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

GOVERNMENT ENFORCEMENT ACTIONS, CHANGES IN GOVERNMENT REGULATION, TECHNICAL PROPOSALS AND INDUSTRY STANDARDS, INCLUDING, BUT NOT LIMITED TO, SPYWARE, PRIVACY AND EMAIL MATTERS, COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASE OUR COSTS OF DOING BUSINESS.

        Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the "Spy Act of 2007") and the New York Attorney General's office has also pursued enforcement actions against companies in this industry. In addition, on December 1, 2010, the FTC issued its long-awaited staff report criticizing industry self-regulatory efforts as too slow and lacking adequate protections for consumers and emphasizing a need for simplified notice, choice and transparency to the consumer of the collection, use and sharing of their data. The FTC suggests various methods and measures, including an implementation of a "Do Not Track" mechanism—likely a persistent setting on consumers' browsers—that consumers can choose whether to allow the tracking of their online searching and browsing activities. As a result of the report, some of the browser makers have been working on their own do-not-track technical solutions, notably Microsoft Internet Explorer, Mozilla Firefox and Google Chrome. Microsoft's Internet Explorer 9 offers a tracking protection feature that doesn't allow for tracking by allowing internet users to download tracking protection block lists which consequently block any third-party domain included in such block lists from serving content. This content-blocking feature, depending on the adoption by internet users, may adversely affect our ability to grow our company, maintain our current revenues and profitability, serve and monetize content and utilize our behavioral targeting platform. Legislatively, Congressman Bobby Rush is working to reintroduce his bill from last year (H.R. 5777—Best Practices Act) and others within the House and the Senate are looking to introduce bills regarding the privacy of online and offline data. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. We do not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

WE COULD BE SUBJECT TO LEGAL CLAIMS, GOVERNMENT ENFORCEMENT ACTIONS AND DAMAGE TO OUR REPUTATION AND HELD LIABLE FOR OUR OR OUR CUSTOMERS' FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS, REGULATIONS OR POLICIES GOVERNING CONSUMER PRIVACY, WHICH COULD MATERIALLY HARM OUR BUSINESS.

        Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress currently has pending legislation regarding privacy and data security measures, such as S. 495, the "Personal Data Privacy and Security Act of 2007", and H.R. 5777, the Best Practices Act, introduced by Congressman Bobby Rush. Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

IF OUR NOTE RECEIVABLE BECOMES UNCOLLECTIBLE, WE WOULD BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

        As more fully described in Note 6 to our consolidated financial statements, we sold our Web Clients business on February 1, 2010 in exchange for a note receivable with a fair market value of $32.8 million. If this note receivable were to become uncollectible, we would be required to take a charge against earnings for the amount of the note that becomes uncollectible. This may have an adverse impact on our results of operations.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

        As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $269.5 million. As of December 31, 2010, we have $183.2 million and $33.5 million of goodwill and amortizable intangible assets, respectively, remaining.

        We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2010. If macroeconomic conditions deteriorate further in 2011 or our stock price experiences declines, we may be required to record additional impairment charges in the future.

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

        Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. We determined that our internal control over financial reporting was effective as of December 31, 2010. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

DECREASED EFFECTIVENESS OF EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND HARM OUR BUSINESS.

        We have historically used equity compensation as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted equity awards, or to attract additional highly-qualified personnel. As of December 31, 2010, many of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2010, we leased facilities at the following locations (including square-feet and primary function/segment(s) using the facility):

  •
  Westlake Village, California (38,200 square-feet; corporate headquarters and Media)

  •
  Santa Barbara, California (43,200 square-feet; Affiliate Marketing)

  •
  London, England (10,900 square-feet; European headquarters)

  •
  Westborough, Massachusetts (16,000 square-feet; Affiliate Marketing)

  •
  New York, New York (17,700 square-feet; Affiliate Marketing, Media, and Technology)

  •
  Los Angeles, California (5,600 square-feet; Media)

  •
  San Francisco, California (15,900 square-feet; Affiliate Marketing, Media, and Technology)

  •
  Edmonton, Alberta, Canada (16,100 square-feet; Owned & Operated Websites)

  •
  Shanghai, China (23,300 square-feet; Owned & Operated Websites)

        We also lease small office space and facilities in: Monrovia, California; Chicago, Illinois; Minneapolis, Minnesota; Paris, France; Munich, Germany; Dublin, Ireland; Madrid, Spain; Stockholm, Sweden; Durban, South Africa; Seoul, Korea; Hong Kong, China; and, Tokyo, Japan. In addition, we use third-party co-location facilities that house our Web servers in: Sunnyvale, California; San Jose, California; Los Angeles, California; El Segundo, California; Irvine, California; Santa Clara, California; Palo Alto, California; Ashburn, Virginia; Stockholm, Sweden; and Shanghai, China. As a result of the divestiture of our lead generation business, operated through our Web Clients subsidiary, the lease on our Harrisburg, Pennsylvania facility was assumed by the buyer in February 2010. For additional information regarding our obligations under leases, see Note 17 to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        On April 8, 2008, Hypertouch, Inc. filed an action against the Company in the Superior Court of California, County of Los Angeles. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff's alleged receipt of a large number of email messages allegedly transmitted by the Company "and/or (the Company's) agents" and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 28, 2008. On May 4, 2009, the court granted the Company's motion for summary judgment which ended the case in this court. Hypertouch appealed the Court's ruling.

        On January 18, 2011, the Second District of the Court of Appeal for the State of California reversed the lower court's May 4, 2009 summary judgment ruling. The ruling means that the case is remanded back to the lower court to be decided on its merits. In addition, the Court of Appeal ruled that a one-year statute of limitations applies to the emails at issue in the case. This ruling reduces the number of emails at issue in the case to less than 1,000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2010.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has traded on the NASDAQ Global Select Market (including its predecessor markets) under the symbol "VCLK" since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. On February 18, 2010, the last sale price of our common stock reported by the NASDAQ Global Select Market was $15.55 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2010
Fourth Quarter	$17.23	$12.61
Third Quarter	$13.84	$9.80
Second Quarter	$12.33	$8.88
First Quarter	$10.85	$8.60

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2009
Fourth Quarter	$13.94	$9.08
Third Quarter	$13.54	$9.38
Second Quarter	$12.39	$8.31
First Quarter	$8.75	$5.47

Stockholders

        As of December 31, 2010, there were 527 stockholders of record who held shares of our common stock.

Dividend Policy

        We have not declared or paid any cash dividends on our capital stock since our inception, and we have no immediate plans to begin paying a cash dividend.

Stockholder Return Performance Graph

        Set forth below is a graph comparing the cumulative total stockholder return of $100 invested in our common stock on December 31, 2005 through December 31, 2010 relative to the cumulative total return of $100 invested in the NASDAQ Composite Index and the RDG Internet Composite Index calculated similarly for the same period.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 and with respect to our consolidated balance sheets as of December 31, 2010 and 2009 have been derived from the audited consolidated financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements not included herein, and as adjusted for reclassification of previously reported operating results arising from discontinued operations. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with both Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K, and the consolidated financial statements and the notes to those consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA(1)

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Revenue	$430,798	$422,723	$455,441	$375,515	$256,760
Cost of revenue	116,802	116,509	139,470	118,127	85,442

Gross profit	313,996	306,214	315,971	257,388	171,318
Operating expenses:
Sales and marketing(2)	112,282	118,457	136,466	95,939	62,395
General and administrative(2)	53,536	60,373	88,745	60,711	47,032
Technology(2)	35,047	25,050	31,160	27,715	25,403
Amortization of intangible assets	20,611	19,803	21,733	16,480	10,953
Impairment of goodwill and intangible assets	—	—	269,500	—	—

Total operating expenses	221,476	223,683	547,604	200,845	145,783

Income (loss) from operations	92,520	82,531	(231,633)	56,543	25,535
Interest and other income, net	2,204	302	2,451	12,025	7,903

Income (loss) before income taxes	94,724	82,833	(229,182)	68,568	33,438
Income tax expense (benefit)	14,120	21,264	(33,814)	28,406	14,353

Income (loss) from continuing operations	80,604	61,569	(195,368)	40,162	19,085
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(134)	7,047	(23,728)	30,450	43,489
Gain on disposition, net of tax	10,040	—	4,984	—	—

Net income (loss) from discontinued operations	9,906	7,047	(18,744)	30,450	43,489

Net income (loss)	$90,510	$68,616	$(214,112)	$70,612	$62,574

Basic net income (loss) per common share
Continuing operations	$0.99	$0.71	$(2.12)	$0.40	$0.19
Discontinued operations	$0.12	$0.08	$(0.20)	$0.31	$0.44
Net income (loss)	$1.11	$0.79	$(2.32)	$0.71	$0.63
Diluted net income (loss) per common share
Continuing operations	$0.98	$0.71	$(2.12)	$0.40	$0.19
Discontinued operations	$0.12	$0.08	$(0.20)	$0.30	$0.43
Net income (loss)	$1.10	$0.79	$(2.32)	$0.70	$0.62
Weighted-average shares used to calculate basic net income (loss) per common share	81,615	86,716	92,325	99,224	99,600

Weighted-average shares used to calculate diluted net income (loss) per common share	82,334	87,210	92,325	100,518	101,721

(1)
The amounts included in the Consolidated Statement of Operations Data for the years presented reflect the following acquisitions from their effective dates:

Acquisitions	Date
Investopedia	August 2010
MeziMedia	July 2007
Shopping.net	December 2006

  The results of operations of the following dispositions and disposal groups are reflected in discontinued operations for all periods:

Dispositions	Disposition Date
Mediaplex Systems	October 2008
E-Babylon, Inc	October 2008
Web Marketing Holdings, LLC ("Web Clients")	February 2010
(2)
Includes stock-based compensation for the following periods (in thousands):

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Sales and marketing	$1,280	$1,907	$15,621	$4,645	$4,215
General and administrative	5,815	6,034	30,620	9,526	4,878
Technology	849	928	1,925	1,218	1,826

	$7,944	$8,869	$48,166	$15,389	$10,919

Consolidated Balance Sheet Data

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Cash, cash equivalents and marketable securities	$197,317	$180,523	$150,412	$287,517	$281,594
Working capital	$199,267	$160,531	$77,183	$179,649	$315,576
Total assets	$613,567	$566,562	$603,279	$1,011,022	$793,266
Total non-current liabilities	$37,668	$61,669	$73,195	$81,890	$62,143
Total stockholders' equity	$472,641	$406,489	$353,479	$709,933	$643,709

Adjusted-EBITDA as a Non-GAAP Performance Measure

        In evaluating our business, we consider earnings from continuing operations before interest, income taxes, depreciation, amortization, stock-based compensation, and goodwill impairment charges ("Adjusted-EBITDA"), a non-GAAP financial measure, as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. We use Adjusted-EBITDA in evaluating the overall performance of our business operations. We believe that this measure may also be useful to investors because it eliminates the effects of period-to-period changes in income from interest on our cash and marketable securities and the costs associated with income tax expense, capital investments, and stock-based compensation expense which are not directly attributable to the underlying performance of our continuing business operations. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. Generally Accepted Accounting Principles ("GAAP"), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted-EBITDA is a non-GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

        The following is a reconciliation of net income (loss) from continuing operations to Adjusted-EBITDA:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Net income (loss) from continuing operations	$80,604	$61,569	$(195,368)	$40,162	$19,085
Interest and other income, net	(2,204)	(302)	(2,451)	(12,025)	(7,903)
Income tax expense (benefit)	14,120	21,264	(33,814)	28,406	14,353
Amortization of intangible assets	20,611	19,803	21,733	16,480	10,953
Depreciation and leasehold amortization	6,620	7,563	8,480	8,088	7,435
Stock-based compensation	7,944	8,869	48,166	15,389	10,919
Impairment of goodwill and intangible assets	—	—	269,500	—	—

Adjusted-EBITDA	$127,695	$118,766	$116,246	$96,500	$54,842

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

	For the Three-Month Period Ended
	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	Jun. 30, 2009	Mar. 31, 2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$128,747	$106,768	$99,601	$95,682	$110,394	$105,166	$104,090	$103,073
Cost of revenue	35,455	28,502	27,346	25,499	31,173	26,146	28,232	30,958

Gross profit	93,292	78,266	72,255	70,183	79,221	79,020	75,858	72,115
Operating expenses:
Sales and marketing(1)	31,319	29,351	27,117	24,495	27,228	31,093	30,927	29,209
General and administrative(1)	14,019	12,331	13,363	13,823	14,434	16,700	14,810	14,429
Technology(1)	9,924	8,897	8,302	7,924	6,179	6,143	6,244	6,484
Amortization of intangible assets	5,333	5,376	4,936	4,966	4,999	4,991	4,924	4,889

Total operating expenses	60,595	55,955	53,718	51,208	52,840	58,927	56,905	55,011

Income from operations	32,697	22,311	18,537	18,975	26,381	20,093	18,953	17,104
Interest and other income (expense), net	1,891	(2,683)	2,437	559	(176)	(513)	1,133	(142)

Income before income taxes	34,588	19,628	20,974	19,534	26,205	19,580	20,086	16,962
Income tax expense (benefit)	13,526	(16,549)	8,932	8,211	8,834	(3,677)	8,129	7,978

Income from continuing operations	21,062	36,177	12,042	11,323	17,371	23,257	11,957	8,984

Discontinued operations:
(Loss) income from discontinued operations, net of tax(1)	—	—	—	(134)	(1,874)	1,773	2,915	4,233
Gain on disposition, net of tax	—	—	—	10,040	—	—	—	—

Net income (loss) from discontinued operations	—	—	—	9,906	(1,874)	1,773	2,915	4,233

Net income	$21,062	$36,177	$12,042	$21,229	$15,497	$25,030	$14,872	$13,217

Basic net income (loss) per common share
Continuing operations	$0.26	$0.45	$0.15	$0.14	$0.20	$0.27	$0.14	$0.10
Discontinued operations	—	—	—	$0.12	$(0.02)	$0.02	$0.03	$0.05
Net income	$0.26	$0.45	$0.15	$0.26	$0.18	$0.29	$0.17	$0.15
Diluted net income (loss) per common share
Continuing operations	$0.26	$0.44	$0.15	$0.14	$0.20	$0.26	$0.14	$0.10
Discontinued operations	—	—	—	$0.12	$(0.02)	$0.02	$0.03	$0.05
Net income	$0.26	$0.44	$0.15	$0.25	$0.18	$0.29	$0.17	$0.15
Other Data:
Adjusted-EBITDA(2)	$41,878	$31,032	$27,281	$27,504	$35,088	$29,127	$28,168	$26,383

(1)
Includes stock-based compensation for the following periods (in thousands):

	For the Three-Month Period Ended
	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	Jun. 30, 2009	Mar. 31, 2009
Sales and marketing	$363	$257	$332	$328	$355	$394	$575	$583
General and administrative	1,457	1,261	1,660	1,437	1,361	1,555	1,542	1,576
Technology	286	163	208	192	197	228	242	261

	$2,106	$1,681	$2,200	$1,957	$1,913	$2,177	$2,359	$2,420

(2)
The following is a reconciliation of quarterly net income from continuing operations to Adjusted-EBITDA:

	For the Three-Month Period Ended
	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	Jun. 30, 2009	Mar. 31, 2009
	(in thousands)
Net income from continuing operations	$21,062	$36,177	$12,042	$11,323	$17,371	$23,257	$11,957	$8,984
Interest and other (income) expense, net	(1,891)	2,683	(2,437)	(559)	176	513	(1,133)	142
Income tax expense (benefit)	13,526	(16,549)	8,932	8,211	8,834	(3,677)	8,129	7,978
Amortization of intangible assets	5,333	5,376	4,936	4,966	4,999	4,991	4,924	4,889
Depreciation and leasehold amortization	1,742	1,664	1,608	1,606	1,795	1,866	1,932	1,970
Stock-based compensation	2,106	1,681	2,200	1,957	1,913	2,177	2,359	2,420

Adjusted-EBITDA	$41,878	$31,032	$27,281	$27,504	$35,088	$29,127	$28,168	$26,383

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

Overview

        We offer a suite of products and services that enable marketers to advertise and sell their products through all major online marketing channels, including display advertising, comparison shopping and affiliate marketing. We also offer technology infrastructure tools and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. The broad range of products and services that we provide enables our customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements.

        On August 3, 2010, we completed the acquisition of Investopedia. We have included the results of operations of Investopedia in our consolidated results of operations beginning on the date of acquisition. Note 4 to our consolidated financial statements included in this annual report on Form 10-K provides unaudited pro forma revenue, net income and basic and diluted net income per common share for the year ended December 31, 2010 and 2009 as if the acquisition of Investopedia occurred as of January 1, 2009.

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

        Our operations and financial performance depend on general economic conditions. The economies in which we primarily operate have experienced, and could continue to experience, an economic downturn due to various factors including: the crisis in credit markets, slower economic activity, decreased consumer confidence, high consumer debt levels and unemployment rates, and other adverse business conditions. Such fluctuations in these economies could cause, among other things, deterioration and continued decline in business and consumer spending, reductions in our customer's advertising budgets, and a decrease in demand for the types of online marketing services we provide or the products our customers offer. These factors have negatively impacted our revenue levels and could continue to negatively impact our business in the future.

        The following table provides revenue, gross profit, operating expenses, and income from operations information for each of our four business segments. Segment income from operations, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets, impairment of goodwill and intangible assets, and corporate expenses, as these items are excluded from the segment performance measures utilized by our chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance, acquisition related costs, and certain legal matters; insurance; and other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Affiliate Marketing Segment
Revenue	$124,126	$111,903	$121,972
Cost of revenue	17,215	15,617	19,374

Gross profit	106,911	96,286	102,598
Operating expenses	37,359	38,165	43,143

Segment income from operations	$69,552	$58,121	$59,455

Media Segment
Revenue	$137,487	$135,086	$130,891
Cost of revenue	74,102	71,320	71,638

Gross profit	63,385	63,766	59,253
Operating expenses	29,760	30,505	34,038

Segment income from operations	$33,625	$33,261	$25,215

Owned & Operated Websites Segment
Revenue	$138,545	$149,599	$177,145
Cost of revenue	23,107	27,002	46,950

Gross profit	115,438	122,597	130,195
Operating expenses	87,475	87,563	89,263

Segment income from operations	$27,963	$35,034	$40,932

Technology Segment
Revenue	$31,889	$27,686	$28,670
Cost of revenue	3,359	3,709	4,147

Gross profit	28,530	23,977	24,523
Operating expenses	11,932	11,202	10,923

Segment income from operations	$16,598	$12,775	$13,600

Reconciliation of segment income from operations to consolidated income (loss) from operations:
Total segment income from operations	$147,738	$139,191	$139,202
Corporate expenses	(26,663)	(27,988)	(31,436)
Stock-based compensation	(7,944)	(8,869)	(48,166)
Amortization of intangible assets	(20,611)	(19,803)	(21,733)
Impairment of goodwill and intangible assets	—	—	(269,500)

Consolidated income (loss) from operations	$92,520	$82,531	$(231,633)

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$124,126	$111,903	$121,972
Media	137,487	135,086	130,891
Owned & Operated Websites	138,545	149,599	177,145
Technology	31,889	27,686	28,670
Inter-segment eliminations	(1,249)	(1,551)	(3,237)

Consolidated revenue	$430,798	$422,723	$455,441

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2010 and 2009

        Revenue.    Consolidated revenue for the year ended December 31, 2010 was $430.8 million, representing a 1.9% increase from the prior year total of $422.7 million.

        Affiliate Marketing segment revenue increased to $124.1 million for the year ended December 31, 2010 compared to $111.9 million in 2009. This increase of $12.2 million, or 10.9%, was due to an increase in the number of customers and an increase in transaction volumes associated with existing customers, particularly in our domestic operations.

        Media segment revenue increased slightly to $137.5 million for the year ended December 31, 2010 compared to $135.1 million for 2009.

        Owned & Operated Websites segment revenue decreased to $138.5 million for the year ended December 31, 2010 compared to $149.6 million in 2009. The decrease of $11.1 million, or 7.4%, was primarily due to changes made by one customer, Yahoo, at the end of the third quarter of 2009. At that time Yahoo informed us that they were increasing the conversion requirements across their partner network, including our owned and operated websites. As a result, it was no longer economically viable for us to acquire online consumer traffic to our owned and operated websites that did not meet Yahoo's new higher-converting online consumer traffic requirements. As we were not able to monetize the lower-converting online consumer traffic with other advertisers, beginning in the fourth quarter of 2009, we significantly reduced the amount of lower-converting online consumer traffic to our owned and operated websites, which had a significant negative impact on the revenue of our Owned & Operated Websites segment. Due to the timing of the change in Yahoo's requirements, our Owned & Operated Websites segment revenue was lower in 2010 as compared to the prior year. Even after the change we experienced with Yahoo as described above, the Owned & Operated Websites segment revenue is concentrated with two major customers, Google and Yahoo. A loss of, or reduction of revenue from, one or both of these customers could have a significant negative impact on the revenue and profitability of this segment and the Company.

        Technology segment revenue was $31.9 million for the year ended December 31, 2010 compared to $27.7 million in 2009, an increase of $4.2 million, or 15.2%. The increase in revenue was due to new customer wins and higher volumes of ad serving, particularly in our international operations. The Technology segment has a significant customer that comprises a large portion of this segment's revenues. A loss of, or reduction of revenue from, this customer could have a significant negative impact on the revenue of this segment.

        Cost of Revenue and Gross Profit.    Cost of revenue for the Media and Owned & Operated Websites segments consists primarily of amounts that we pay to website publishers that are directly related to a revenue-generating event. We pay these publishers on a CPC, CPA, CPL, or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs. Consolidated cost of revenue was $116.8 million for the year ended December 31, 2010 compared to $116.5 million in 2009, an increase of $293,000, or 0.3%. Our consolidated gross margin increased slightly to 72.9% for the year ended December 31, 2010 compared to 72.4% for the year ended December 31, 2009.

        Cost of revenue for the Affiliate Marketing segment was $17.2 million for the year ended December 31, 2010 compared to $15.6 million in 2009. Our Affiliate Marketing segment gross margin remained consistent at 86.1% for the year ended December 31, 2010 compared to 86.0% for the same period in 2009.

        Cost of revenue for the Media segment increased to $74.1 million for the year ended December 31, 2010 compared to $71.3 million in 2009. Our Media segment gross margin decreased to 46.1% for the year ended December 31, 2010 compared to 47.2% for the same period in 2009. The decrease in Media segment gross margin resulted primarily from higher costs to secure sufficient online advertising inventory to fulfill targeted advertiser campaigns as well as higher third-party technology costs related to ad serving and verification services.

        Cost of revenue for the Owned & Operated Websites segment was $23.1 million for the year ended December 31, 2010 compared to $27.0 million in 2009. The decrease in cost of revenue was due to the lower revenue described above. Our Owned & Operated Websites segment gross margin increased to 83.3% for 2010 from 82.0% in 2009 due primarily to a mix shift in this segment's traffic acquisition strategies, which reduced the mix of consumer traffic coming from distribution partners with a revenue-share relationship.

        Technology segment cost of revenue was $3.4 million for the year ended December 31, 2010 compared to $3.7 million in 2009. The decrease was primarily due to the elimination of third party vendor costs associated with services we now perform internally. Our Technology segment gross margin increased to 89.5% in 2010 compared to 86.6% in 2009 due to these lower costs and the operating leverage associated with the higher revenue. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.

  Operating Expenses:

        Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain online and offline advertising costs, travel, trade shows, and marketing materials. Online advertising costs included in sales and marketing expenses are comprised primarily of amounts that we pay to website publishers and distribution partners that are not directly associated with a revenue-generating event. In periods prior to January 1, 2010, sales and marketing expenses also included certain network development-related expenses. In periods beginning on or after January 1, 2010, all network development-related expenses are recorded as a technology expense. This change in classification was made to achieve internal consistency amongst the Company's various divisions and has no impact on the overall profitability of any particular segment or on the Company's overall profitability. Sales and marketing expenses for the year ended December 31, 2010 were $112.3 million compared to $118.5 million in 2009, a decrease of $6.2 million, or 5.2%. Sales and marketing expenses decreased primarily due to the reclassification of $8.5 million of certain network development-related expenses to technology expense. Our sales and marketing expenses as a percentage of revenue decreased to 26.1% for the year ended December 31, 2010 compared to 28.0% in 2009 due to this reclassification.

        General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense and other general overhead costs. General and administrative expenses decreased to $53.5 million for the year ended December 31, 2010 compared to $60.4 million in 2009, a decrease of $6.8 million, or 11.3%. General and administrative expenses decreased primarily due to a decrease in legal fees and bad debt expense in 2010. As a result, our general and administrative expenses as a percentage of revenue decreased to 12.4% for the year ended December 31, 2010 compared to 14.3% in 2009.

        Technology.    Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the year ended December 31, 2010 were $35.0 million compared to $25.1 million in 2009, an increase of $10.0 million, or 39.9%. The increase in technology expenses was primarily due to the $8.5 million reclassification of certain network development-related expenses from sales and marketing expense into technology expense as described above. Our technology expenses as a percentage of revenue increased to 8.1% for the year ended December 31, 2010 compared to 5.9% in 2009 due to this reclassification.

        Segment Income from Operations.    Affiliate Marketing segment income from operations for the year ended December 31, 2010 increased 19.7%, or $11.4 million, to $69.6 million, from $58.1 million in the prior year, and represented 56.0% and 51.9% of Affiliate Marketing segment revenue in these respective periods. The higher operating margin was due to the higher gross margin as described above as well as a slight decrease in operating expenses as compared to the year ago period.

        Media segment income from operations for the year ended December 31, 2010 increased 1.1%, or $364,000, to $33.6 million, from $33.3 million in the prior year, and remained consistent at 24.5% and 24.6% of Media segment revenue in these respective periods.

        Owned & Operated Websites segment income from operations for the year ended December 31, 2010 decreased to $28.0 million, from $35.0 million in the prior year, and represented 20.2% and 23.4% of Owned & Operated Websites segment revenue in these respective periods. The decrease in Owned & Operated Websites segment income from operations and operating margin was primarily attributable to the decline in revenue from one major customer as described above.

        Technology segment income from operations for the year ended December 31, 2010 increased to $16.6 million, from $12.8 million in the prior year, and represented 52.0% and 46.1% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and operating margin was primarily attributable to the operating leverage associated with the higher revenue as described above.

        Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2010 was $7.9 million compared to $8.9 million in 2009. The decrease of $925,000 was primarily due to certain stock options becoming fully vested during 2009 and 2010.

        We currently anticipate total stock-based compensation in the range of $8 million to 10 million for the year ending December 31, 2011. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock options and restricted stock, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.

        Amortization of Intangible Assets.    Amortization of intangible assets for the year ended December 31, 2010 was $20.6 million compared to $19.8 million in 2009. This expense represents the amortization of intangible assets acquired through business combinations. The increase compared to the prior year is primarily due to the addition of certain intangible assets arising from the acquisition of Investopedia, offset by certain intangible assets that became fully amortized. We currently anticipate total amortization of intangible assets of approximately $15 million for the year ending December 31, 2011. Such amounts may change as a result of any future acquisitions.

        Interest and Other Income, net.    Interest and other income, net, consists principally of interest earned on our cash, cash equivalents, marketable securities and note receivable, gains and losses on sales of marketable securities and foreign currency exchange gains or losses. Interest and other income, net was $2.2 million for 2010 compared to $302,000 for the same period in 2009. The increase of $1.9 million was primarily attributable to interest income earned on the note receivable from the sale of Web Clients and favorable exchange rate fluctuations in 2010 compared to 2009, offset by losses realized on the sale of certain auction rate securities.

        Income Tax Expense.    For the year ended December 31, 2010, we recorded an income tax expense of $14.1 million compared to an income tax expense of $21.3 million in 2009. The decrease in the effective income tax rate for the year ended December 31, 2010 to 14.9% from 25.7% for the year ended December 31, 2009 was primarily a result of the recognition of $24.9 million in tax benefits related to the reversal of contingency reserves due to the expiration of certain statutes of limitations.

We currently expect our effective tax rate to be approximately 41.0% in the year ending December 31, 2011.

        Adjusted-EBITDA.    Adjusted-EBITDA for the year ended December 31, 2010 increased to $127.7 million from $118.8 million in 2009, an increase of $8.9 million, or 7.5%. The increase is primarily due to the growth in our Affiliate Marketing and Technology segments as described above, offset partially by the lower operating income in our Owned & Operated Websites segment in the current year resulting from the decrease in revenue described above.

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

        Owned & Operated Websites segment revenue decreased to $149.6 million for the year ended December 31, 2009 compared to $177.1 million in 2008. The decrease of $27.5 million, or 15.5%, was primarily attributable to a decrease in consumer traffic to our destination websites, lower conversion rates experienced by advertisers, and a change made by Yahoo at the end of the third quarter of 2009 that significantly reduced our volume with this customer.

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

        Cost of revenue for the Affiliate Marketing segment was $15.6 million for the year ended December 31, 2009 compared to $19.4 million in 2008. Our Affiliate Marketing segment gross margin increased to 86.0% for the year ended December 31, 2009 from 84.1% for the same period in 2008 due to a decline in the mix of certain lower margin revenue streams in 2009 as compared to the prior year.

        Cost of revenue for the Media segment remained relatively consistent at $71.3 million for the year ended December 31, 2009 compared to $71.6 million in 2008. Our Media segment gross margin increased to 47.2% for the year ended December 31, 2009 compared to 45.3% for the same period in 2008. The increase in Media segment gross margin resulted primarily from our ability to utilize our technology platform to use advertising inventory more effectively than in the year ago period. In addition, our U.S. display advertising business had launched a number of vertical ad networks, which allowed us to achieve a higher effective CPMs than our broad-based ad network due to the branding nature of the campaigns running in the vertical networks.

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

        Technology.    Technology expenses for the year ended December 31, 2009 were $25.1 million compared to $31.2 million in 2008, a decrease of $6.1 million, or 19.6%. The decrease in technology expenses was primarily due to lower labor costs and stock-based compensation. Please refer to the Stock-Based Compensation section below for a discussion of the lower stock-based compensation expense in 2009. Our technology expenses as a percentage of revenue decreased to 5.9% for the year ended December 31, 2009 compared to 6.8% in 2008.

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

        Adjusted-EBITDA.    Adjusted-EBITDA for the year ended December 31, 2009 was $118.8 million, compared to $116.2 million in 2008, an increase of $2.5 million, or 2.2%. The increase was primarily due to the increased operating income in our Media segment as described above, offset partially by the lower operating income in our Owned & Operated Websites segment as described above.

Liquidity and Capital Resources

        In recent years, we have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations. At December 31, 2010, our combined cash and cash equivalents and marketable securities balances totaled $197.3 million.

        Net cash provided by operating activities totaled $96.9 million for the year ended December 31, 2010 compared to $123.7 million in 2009 and $130.9 million in 2008. The decrease in net cash provided by operating activities of $26.8 million from 2009 to 2010 was primarily due to the disposition of our lead generation business and negative working capital changes. The decrease in net cash provided by operating activities of $7.2 million from 2008 to 2009 was primarily due to a decrease in net income before non-cash depreciation and amortization, stock-based compensation and goodwill impairment in our discontinued lead generation business offset by lower income tax payments.

        Net cash used in investing activities for the year ended December 31, 2010 of $24.7 million was the result of the $41.7 million used to acquire Investopedia and net purchases of property and equipment of $7.4 million, offset by $21.8 million in proceeds from the sale of marketable securities and $2.7 million in principal payments received on our note receivable. Net cash used in investing activities for the year ended December 31, 2009 of $59.0 million was the result of earnout payments related to the acquisition of MeziMedia of $62.7 million and purchases of property and equipment of $4.6 million, offset by proceeds from the maturity and sale of marketable securities of $8.3 million. Net cash provided by investing activities for the year ended December 31, 2008 of $67.4 million was the result of net sales and maturities of marketable securities of $168.3 million and cash proceeds from the disposition of businesses of $11.7 million, offset by earnout payments related to the acquisition of MeziMedia of $105.4 million and the use of $7.2 million for equipment purchases.

        Net cash used in financing activities for the year ended December 31, 2010 of $33.8 million was primarily attributable to the use of $38.6 million to repurchase common stock under our stock repurchase program, offset by proceeds from shares issued under employee stock programs of $4.2 million. Net cash used in financing activities for the year ended December 31, 2009 of $32.1 million was primarily attributable to the use of $35.1 million to repurchase common stock under our stock repurchase program, offset by proceeds from shares issued under employee stock programs of $2.9 million. Net cash used in financing activities for the year ended December 31, 2008 of $148.8 million was primarily attributable to the use of $151.3 million to repurchase our common stock under our stock repurchase program.

Marketable Securities

        Marketable securities as of December 31, 2010 consisted of one auction rate security ("ARS") with a par value of $3.0 million and an estimated fair value of $3.0 million. This ARS was sold in January 2011 at its par value. For the year ended December 31, 2010, we sold ARS with a total par value of $24.6 million and realized a loss of $2.8 million.

        We have historically utilized "unobservable" (Level 3) inputs in establishing the estimated fair value of our ARS portfolio. At December 31, 2010 and 2009, we estimated the fair values of these ARS utilizing discounted cash flow analyses and information from recent sales of certain of our other ARS. The discounted cash flow analyses consider, among other factors, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of expected future cash flows, and expectations of when the ARS are expected to have successful auctions.

Line of Credit

        In November 2008, we entered into a $100 million line of credit with a bank group. The line of credit has a term of three years and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 16 to our consolidated financial statements. The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock, and for general corporate purposes. We did not borrow against the line of credit during 2010, and thus no amount was outstanding against the line of credit at December 31, 2010.

Stock Repurchase Program

        In September 2001, our board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2009, our board of directors authorized a total of $479.1 million for repurchases under the Program and we repurchased a total of 50.7 million shares of our common stock for approximately $409.2 million. During the nine-months ended September 30, 2010, we repurchased 4.0 million shares for $38.6 million, leaving up to an additional $31.4 million of our capital to be used to repurchase shares of our outstanding common stock under the Program. In October 2010, our board of directors increased this authorization to $100 million. We did not repurchase any of our common stock in the fourth quarter of 2010 and thus, as of December 31, 2010, $100 million of our capital is available to be used to repurchase shares of our outstanding common stock under the Program.

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

Commitments and Contingencies

        Contractual obligations at December 31, 2010 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years	Other
Operating leases(1)	$29,496	$6,002	$10,122	$6,767	$6,605	$—
Purchase obligations(2)	5,470	3,625	1,845	—	—	—
Liability for unrecognized tax benefits(3)	31,831	—	—	—	—	31,831

Total contractual obligations	$66,797	$9,627	$11,967	$6,767	$6,605	$31,831

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $259,000. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not currently believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Please refer to Note 10 to the consolidated financial statements for a description of the liability for unrecognized tax benefits. As more fully described in Note 10, because the ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions, we are not able to estimate the timing of any payments that may result from this liability.

        Other commercial commitments as of December 31, 2010 are as follows (in thousands):

	Other Commercial Commitments
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$942	$521	$—	$210	$211

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

    Revenue for our Affiliate Marketing segment is generated primarily from: commission fees earned from transactions, including product sales made by our advertiser customers, occurring on our affiliate marketing networks; fixed monthly fees from program management services; and, to a lesser extent, implementation fees. Commission fee revenue from transactions on our affiliate marketing networks are recognized on a net basis as we act as an agent in these transactions and the payments to publishers are the contractual obligation of the advertiser customers. Commission fee revenue is recognized in the period that our advertiser customer generates a sale or other agreed-upon action on our affiliate marketing network, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Program management services fees revenue is recognized over the contractual service period, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Implementation fee revenue is recognized over the estimated customer lives, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

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

    We recorded a provision for sales returns of $6.5 million and $6.0 million as a reduction to our revenue during the years ended December 31, 2010 and 2009, respectively. The increase in the provision for sales returns is primarily a result of higher affiliate marketing revenue. If our assumptions with regard to the returns ratios were to change such that our estimated returns ratios were to increase by a factor of 10%, the result would be an increase in the December 31, 2010 allowance for sales returns of $135,000 and a corresponding decrease to revenue for the year then ended.

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

    As of December 31, 2010, we recorded an allowance for doubtful accounts and sales credits of $4.0 million, which represents an allowance percentage of 4.4% of our gross accounts receivable balance of $90.7 million. If our assumptions and estimates regarding the ultimate collectability of our outstanding accounts receivable balances and/or our sales credits changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the December 31, 2010 allowance for doubtful accounts and sales credits of approximately $907,000 and a corresponding decrease in our operating income for the year then ended.

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

  •
  Income Taxes.  We use the asset and liability method of accounting for income taxes. Under this method, income tax expense or benefit is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. We make judgments, assumptions and estimates to determine our income tax expense and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the income tax expense take into account enacted tax laws, our interpretation of tax laws and possible outcomes of audits if and when conducted by tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of tax audits, if and when conducted by tax authorities, could significantly impact the amount of income tax expense in our consolidated financial statements.

    As of December 31, 2010, we have gross deferred tax assets of $63.3 million, relating to net operating loss carryforwards, goodwill impairment and certain other temporary differences. As of December 31, 2010, based upon both positive and negative evidence available, we have determined it is more likely than not that certain deferred tax assets primarily relating to capital loss carryforwards and net operating loss carryforwards in various jurisdictions may not be realizable. Accordingly, we have recorded a valuation allowance of $2.4 million against these deferred tax assets as of December 31, 2010. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2010, an adjustment to the net deferred tax assets would impact net income in the period such determination was made.

    In addition to our deferred tax assets, management is required to make judgments and assumptions related to our uncertain tax positions. As further described in Note 10 to the consolidated financial statements, as of December 31, 2010 we have recorded a liability for uncertain tax positions of $31.8 million. The ultimate resolutions of these uncertain tax positions may take several years. Such resolutions could result in additional tax payments by us to the applicable tax jurisdiction(s). If the ultimate resolutions of any of our uncertain tax positions results in either (a) an additional tax payment that is lower than our liability recorded for such uncertain tax position or (b) no additional tax payment, then we would record a reduction to our liability for uncertain tax positions and a corresponding decrease to our income tax expense in the period such resolution is achieved. Accordingly, a resolution of one or more of our uncertain tax positions in any given period could have a material impact to our reported net income for such period. However, because the ultimate resolution of our uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in our liability for uncertain tax positions or the timing of such changes.

  •
  Goodwill and Other Intangible Assets.  As of December 31, 2010, we had goodwill and other intangible assets with net balances of $183.2 million and $33.5 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31 or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2010, our reporting units consisted of the Affiliate Marketing, Media, Owned & Operated Websites, and Technology operating segments. However, our Technology reporting unit has no goodwill. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach.

    As a result of our 2010 annual goodwill impairment test, no goodwill impairment was recorded related to our continuing operations as the estimated fair value of each reporting unit exceeded the carrying value. Based on our 2010 impairment testing for our continuing operations, there would have to be significant unfavorable changes to our estimates and assumptions for an impairment to exist.

    However, we recorded a goodwill impairment charge of $3.2 million in 2009 related to our discontinued operations. We do not believe that significant changes to our estimates and assumptions would have resulted in a significant change to the goodwill impairment charge for our discontinued operations in 2009.

    In addition to the accounting for goodwill as described above, we amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the intangible assets exceeds the fair market value of the intangible assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of any individual other intangible assets which could lead to impairment. No impairment was identified in 2010 related to intangible assets associated with our continuing operations. However, we recorded an impairment charge of $2.3 million as of December 31, 2009 related to other intangible assets within discontinued operations.

  •
  Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation in accordance with GAAP and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Recently Issued Accounting Pronouncements

        In July 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires enhanced disclosures regarding the nature of credit risk inherent in an entity's portfolio of financing receivables, how that risk is analyzed, and the changes, as well as the reasons for such changes, in the allowance for credit losses. The guidance requires companies to enhance disclosure about the credit quality of financing receivables and the allowance for credit losses, including credit quality indicators, non-accrual and past due information, impaired loans, and modifications of financing receivables. This guidance became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2010. The adoption of this guidance as of December 31, 2010 did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued additional authoritative guidance to improve disclosures about fair value measurements. The guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. The guidance also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, we adopted the disclosure amendments, except for the amendments to Level 3 fair value measurements as described above, which we will adopt on January 1, 2011.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. We adopted this guidance as of January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended December 31, 2010, 2009 and 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments in marketable securities. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our exposure to market rate risk for changes in interest rates relates primarily to our marketable securities portfolio. We have not used derivative financial instruments in our marketable securities portfolio. We may invest a portion of our excess cash in debt instruments of high-quality issuers and, as a matter of policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

        Marketable securities as of December 31, 2010 consisted of one highly rated auction rate security ("ARS") collateralized by student loan portfolios. This security was sold in January 2011 at its par value of $3 million. See further discussion of our marketable securities portfolio and ARS holdings in the "Liquidity and Capital Resources" section of Item 7 of this Form 10-K under the header "Marketable Securities".

        We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of December 31, 2010, there were no unrealized gains or losses recorded on our investments in marketable securities.

        We do not believe that our current investment activities subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

        We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the year ended December 31, 2010 was not material to our consolidated results of operations. In 2009 we began hedging certain of our exposures to currency exchange rate fluctuations related to intercompany balances. There were not material gains or losses in 2009 associated with our requirement to mark-to-market certain of our intercompany loan balances or with our hedging activities.

        In the future, if there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $10.3 million, a reduction of income before income taxes of approximately $2.0 million and a reduction of net assets, excluding intercompany balances, of approximately $8.5 million. As of December 31, 2010, we had $42.8 million in cash and cash equivalents and $15.2 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi.

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

        In connection with the preparation of this annual report on Form 10-K as of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2010 to provide reasonable assurance that the information required to be disclosed by it in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

        The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

        Additionally, the Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to the Company's internal control over financial reporting during the three-month period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on or about May 6, 2011.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on or about May 6, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	3,590,265	$7.53	7,110,347
Equity compensation plans not approved by security holders(2)	54,536	$3.69	—

Total	3,644,801	$7.48	7,110,347

(1)
For additional information with respect to the outstanding option pricing categories as of December 31, 2010, refer to Note 12 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

(2)
The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations.

(3)
Of these shares, 720,908 were available under the Employee Stock Purchase Plan and 6,389,439 were available for award grant purposes under the 2002 Stock Incentive Plan. During the current purchase period, which ends on February 28, 2011, an estimated 112,000 shares of the Company's common stock may become issuable under the Employee Stock Purchase Plan. The 2002 Stock Incentive Plan provides for an automatic increase on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. An additional 809,741shares were made available under the 2002 Stock Incentive Plan effective January 1, 2011, which are not included in the 7,110,347 shares shown herein.

        The remaining information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on or about May 6, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on or about May 6, 2011.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on or about May 6, 2011.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)
Documents filed as part of this annual report on Form 10-K:

1.
Financial Statements.    The following consolidated financial statements of ValueClick, Inc. are included in a separate section of this annual report on Form 10-K commencing on the pages referenced below:

Page
ValueClick, Inc. Consolidated Financial Statements
	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets at December 31, 2010 and 2009	F-3
	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	F-4
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-6
	Notes to Consolidated Financial Statements	F-7
2.

Financial Statement Schedule.    The following financial statement schedule of ValueClick, Inc. is included in a separate section of this annual report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

	Schedule II—Valuation and Qualifying Accounts	F-39

  3.
  Exhibits.    The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit Number	Description of Document
2.1(1)	Amended and Restated Agreement and Plan of Merger, dated as of July 24, 2007 and effective as of July 13, 2007, by and among ValueClick, MM Acquisition Corp. and MeziMedia
2.2(2)	Agreement and Plan of Merger, dated as of June 13, 2005, by and among ValueClick and E-Babylon, Inc.
2.3(3)	Agreement and Plan of Merger, dated as of June 10, 2005, by and among ValueClick, Spider Acquisition Corporation and Web Marketing Holdings, Inc.
2.4(4)	Agreement and Plan of Merger and Reorganization, dated as of August 10, 2005, among ValueClick, Fastclick, Inc. and FC Acquisition Sub, Inc.
2.5(5)	Agreement and Plan of Merger, dated as of August 6, 2004, by and among ValueClick and Pricerunner AB
2.6(6)	Stock Purchase Agreement, dated January 29, 2004, by and among ValueClick and Livedoor Co., Ltd (formerly Edge Co., Ltd), a Japanese Corporation
2.7(7)	Agreement and Plan of Merger, dated as of December 7, 2003, by and among ValueClick, HS Acquisition Corporation and HiSpeed Media, Inc.
2.8(8)	Agreement and Plan of Merger, dated as of October 9, 2003, by and among ValueClick, NCJ Acquisition Corporation and Commission Junction, Inc.
2.9(9)	Agreement and Plan of Merger, dated as of May 30, 2003, by and among ValueClick, Search123.com Acquisition Corporation and Search123
3.1(10)	Second Amended and Restated Certificate of Incorporation of ValueClick
3.2(11)	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(12)	Specimen stock certificate for the ValueClick common stock
4.3(13)	Rights Agreement, dated as of June 4, 2002, between ValueClick, Inc. and Mellon Investor Services LLC, a New Jersey limited liability company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C
10.1(14)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(12)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(12)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(12)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(12)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(12)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999

Exhibit Number	Description of Document
10.7(12)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.8(12)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.9(15)†	1999 Stock Option Plan, as amended, and form of option agreement
10.10(16)†	2002 Stock Incentive Plan and form of option agreement
10.11(17)†	2007 Employee Stock Purchase Plan and form of subscription agreement
10.12(23)†	Key Employee Agreement between ValueClick and James R. Zarley dated February 7, 2008
10.13(18)†	Key Employee Agreement between ValueClick and Samuel J. Paisley dated January 1, 2002
10.14(24)†	Key Employee Agreement between ValueClick and Peter Wolfert dated February 7, 2008
10.15(25)†	Key Employee Agreement between ValueClick and Tom A. Vadnais dated February 7, 2008
10.16(26)†	Key Employee Agreement between ValueClick and John P. Pitstick dated February 7, 2008
10.17(27)†	Key Employee Agreement between ValueClick and Scott P. Barlow dated February 7, 2008
10.18(12)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
10. 19(28)†	Key Employee Agreement between ValueClick and David Yovanno dated February 7, 2008
10.20(20)	Credit Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other financial institutions from time to time party thereto
10.21(21)	Security Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media, Inc., Search123.com Inc., Mediaplex, Inc., BeFree, Inc., Commission Junction, Inc. and Wells Fargo Bank, National Association
10.22(22)	Guaranty Agreement dated as of November 14, 2008 by Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media, Inc., Search123.com Inc., Mediaplex, Inc., Be Free, Inc., and Commission Junction, Inc. in favor of Wells Fargo Bank, National Association
10.23(29)	Amendment to Credit Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other financial institutions from time to time party thereto
21.1	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Indicates a management contract or compensatory arrangement.

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

(11)
Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by ValueClick on December 8, 2010.

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

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 28, 2011

VALUECLICK, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$194,317	$158,497
Marketable securities	3,000	—
Accounts receivable, net of allowances of $3,976 and $4,225 as of December 31, 2010 and 2009, respectively	86,738	68,484
Prepaid expenses and other current assets	5,688	5,246
Income taxes receivable	7,091	7,629
Deferred tax assets	5,691	7,981
Current assets held for sale	—	11,098

Total current assets	302,525	258,935
Assets held for sale, less current portion	—	25,777
Marketable securities, less current portion	—	22,026
Note receivable, less current portion	31,267	—
Property and equipment, net	12,414	11,272
Goodwill	183,218	157,123
Intangible assets acquired in business combinations, net	33,525	38,718
Deferred tax assets, less current portion	49,360	51,357
Other assets	1,258	1,354

Total assets	$613,567	$566,562

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$100,974	$91,703
Other current liabilities	2,284	2,295
Liabilities related to assets held for sale	—	4,406

Total current liabilities	103,258	98,404
Income taxes payable, less current portion	36,595	60,154
Deferred tax liabilities, less current portion	1,073	1,515

Total liabilities	140,926	160,073

Commitments and contingencies (Note 17)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 80,974,145 and 83,877,696 shares issued and outstanding at December 31, 2010 and 2009, respectively	81	84
Additional paid-in capital	555,859	583,682
Accumulated other comprehensive loss	(6,389)	(9,857)
Accumulated deficit	(76,910)	(167,420)

Total stockholders' equity	472,641	406,489

Total liabilities and stockholders' equity	$613,567	$566,562

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Revenue	$430,798	$422,723	$455,441
Cost of revenue	116,802	116,509	139,470

Gross profit	313,996	306,214	315,971
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,280, $1,907 and $15,621 for 2010, 2009 and 2008, respectively)	112,282	118,457	136,466
General and administrative (includes stock-based compensation of $5,815, $6,034 and $30,620 for 2010, 2009 and 2008, respectively)	53,536	60,373	88,745
Technology (includes stock-based compensation of $849, $928 and $1,925 for 2010, 2009 and 2008, respectively)	35,047	25,050	31,160
Amortization of intangible assets acquired in business combinations	20,611	19,803	21,733
Impairment of goodwill and intangible assets	—	—	269,500

Total operating expenses	221,476	223,683	547,604

Income (loss) from operations	92,520	82,531	(231,633)
Interest and other income, net	2,204	302	2,451

Income (loss) before income taxes	94,724	82,833	(229,182)
Income tax expense (benefit)	14,120	21,264	(33,814)

Income (loss) from continuing operations	80,604	61,569	(195,368)

Discontinued operations (Note 5):
(Loss) income from discontinued operations, net of tax	(134)	7,047	(23,728)
Gain on sale, net of tax	10,040	—	4,984

Net income (loss) from discontinued operations	9,906	7,047	(18,744)

Net income (loss)	$90,510	$68,616	$(214,112)

Basic net income (loss) per common share
Continuing operations	$0.99	$0.71	$(2.12)
Discontinued operations	0.12	0.08	(0.20)

	$1.11	$0.79	$(2.32)

Diluted net income (loss) per common share
Continuing operations	$0.98	$0.71	$(2.12)
Discontinued operations	0.12	0.08	(0.20)

	$1.10	$0.79	$(2.32)

Weighted-average shares used to calculate net income (loss) per common share:
Basic	81,615	86,716	92,325

Diluted	82,334	87,210	92,325

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2007	—	—	98,211,949	$98	$653,430	$9,279	$47,126	$709,933
Non-cash, stock-based compensation	—	—	—	—	53,376	—	—	53,376
Shares issued in connection with employee stock programs	—	—	714,954	1	6,849	—	—	6,850
Repurchase and retirement of common stock	—	—	(12,183,291)	(12)	(82,196)	—	(69,050)	(151,258)
Tax benefit shortfall from employee stock transactions	—	—	—	—	(44)	—	—	(44)
Repurchase of employee stock options	—	—	—	—	(5,029)	—	—	(5,029)
Tax effect related to the repurchase of employee stock options	—	—	—	—	(19,243)	—	—	(19,243)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(214,112)	(214,112)
Change in market value of marketable securities, net of tax	—	—	—	—	—	(8,344)	—	(8,344)
Foreign currency translation	—	—	—	—	—	(18,650)	—	(18,650)

Total comprehensive loss								(241,106)

Balance at December 31, 2008	—	—	86,743,612	$87	$607,143	$(17,715)	$(236,036)	$353,479
Non-cash, stock-based compensation	—	—	—	—	9,241	—	—	9,241
Shares issued in connection with employee stock programs	—	—	733,515	—	2,914	—	—	2,914
Repurchase and retirement of common stock	—	—	(3,599,431)	(3)	(35,145)	—	—	(35,148)
Tax benefit shortfall from employee stock transactions	—	—	—	—	(471)	—	—	(471)
Comprehensive income:
Net income	—	—	—	—	—	—	68,616	68,616
Change in market value of marketable securities, net of tax	—	—	—	—	—	2,577	—	2,577
Foreign currency translation	—	—	—	—	—	5,281	—	5,281

Total comprehensive income								76,474

Balance at December 31, 2009	—	—	83,877,696	$84	$583,682	$(9,857)	$(167,420)	$406,489
Non-cash, stock-based compensation	—	—	—	—	7,944	—	—	7,944
Shares issued in connection with employee stock programs	—	—	1,056,426	1	4,202	—	—	4,203
Repurchase and retirement of common stock	—	—	(3,959,977)	(4)	(38,552)	—	—	(38,556)
Tax benefit shortfall from employee stock transactions	—	—	—	—	(1,417)	—	—	(1,417)
Comprehensive income:
Net income	—	—	—	—	—	—	90,510	90,510
Change in market value of marketable securities, net of tax	—	—	—	—	—	5,524	—	5,524
Foreign currency translation	—	—	—	—	—	(2,056)	—	(2,056)

Total comprehensive income								93,978

Balance at December 31, 2010	—	—	80,974,145	$81	$555,859	$(6,389)	$(76,910)	$472,641

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$90,510	$68,616	$(214,112)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,231	33,576	39,264
Amortization of discount on note receivable	(2,488)	—	—
Provision for doubtful accounts and sales credits	1,636	4,865	7,212
Non-cash, stock-based compensation	7,944	9,241	53,376
Impairment of goodwill and intangible assets	—	5,500	322,000
Gain on sale of businesses, net of tax	(10,040)	—	(4,984)
Realized loss on securities	2,783	—	—
Deferred income taxes	7,848	4,501	(55,520)
Net tax (shortfall) windfall from stock-based awards	(1,417)	(452)	442
Excess tax benefit from stock-based awards	(556)	(175)	(599)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,169)	25,253	5,174
Prepaid expenses and other assets	1,918	438	(843)
Accounts payable and accrued expenses	8,759	(15,826)	2,703
Income taxes receivable/payable	(18,313)	(11,746)	(20,021)
Deferred revenue	291	(55)	(240)
Other non-current liabilities	—	—	(2,951)

Net cash provided by operating activities	96,937	123,736	130,901

Cash flows from investing activities:
Proceeds from the sales of marketable securities	21,617	2,133	180,035
Proceeds from the maturities of marketable securities	150	6,200	27,936
Purchases of marketable securities	—	—	(39,660)
Acquisition of businesses, net of cash acquired	(41,661)	(62,696)	(105,419)
Proceeds from disposition of property and equipment	2,613	—	—
Proceeds from disposition of businesses, net of cash disposed and taxes paid	—	—	11,746
Principal payments received on note receivable	2,652	—	—
Purchases of property and equipment	(10,029)	(4,625)	(7,227)

Net cash (used in) provided by investing activities	(24,658)	(58,988)	67,411

Cash flows from financing activities:
Repurchases and retirement of common stock	(38,556)	(35,148)	(151,258)
Repurchase of employee stock options	—	—	(5,029)
Proceeds from shares issued under employee stock programs	4,203	2,914	6,850
Excess tax benefit from stock-based awards	556	175	599

Net cash used in financing activities	(33,797)	(32,059)	(148,838)
Effect of foreign currency translations	(2,662)	3,321	(9,754)

Net increase in cash and cash equivalents	35,820	36,010	39,720
Cash and cash equivalents, beginning of period	158,497	122,487	82,767

Cash and cash equivalents, end of period	$194,317	$158,497	$122,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes, net	$25,955	$33,002	$50,346
Supplemental disclosure of non-cash investing and financing activities:
Fair value of note receivable issued in connection with disposal of business	$32,800	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        ValueClick, Inc. and its subsidiaries ("ValueClick" or "the Company") offer a suite of products and services that enable marketers to advertise and sell their products through major online marketing channels including display advertising, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable marketers to implement and manage their own online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.

        AFFILIATE MARKETING—ValueClick's Affiliate Marketing segment, which operates under the "Commission Junction" brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. Advertisers that utilize the Commission Junction platform generally are only obligated to pay affiliates when the affiliate delivers a consumer who achieves the desired result, which is typically a closed e-commerce transaction or a new customer lead. By joining the Commission Junction network, advertisers gain access to: a) the Company's proprietary technology platform that has been developed over the past decade and is completely focused on the unique needs of the affiliate marketing channel; b) a proprietary network of tens of thousands of high-quality website publishers; and c) the Company's digital marketing expertise and campaign management teams who ensure advertisers' campaigns are optimized for maximum performance. Commission Junction's revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid by the Company's customers to affiliates or on a percentage of transaction revenue generated by the Company's customers from the programs managed with the Company's affiliate marketing platforms.

        MEDIA—ValueClick's Media segment, which operates under the "ValueClick Media" brand name, provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. ValueClick Media is able to access its customers' target audiences through the unique combination of: its proprietary broad-based network of thousands of high-quality online publishers; its vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media), and moms (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action ("CPA"), cost-per-thousand-impression ("CPM"), and cost-per-click ("CPC").

        On February 1, 2010, the Company divested its promotional lead generation marketing business. In October 2008, the Company divested its interest in its e-commerce websites. The results of operations of the promotional lead generation marketing and e-commerce businesses are reported as discontinued operations for all periods presented. See Note 5 for additional information on these divestitures.

        OWNED & OPERATED WEBSITES—ValueClick's Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com, Couponmountain.com, and Investopedia.com. In 2009, ValueClick also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services.

        The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan and China. The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Company's Investopedia.com website, which the Company acquired on August 3, 2010 as more fully described in Note 4, provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and the Company's other vertical content websites offer consumers information and reference material across a variety of topics. The Company's services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company's websites.

        In addition to the Company's destination websites, Search123, which operates primarily in Europe, is ValueClick's self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis.

        TECHNOLOGY—ValueClick's Technology segment, which operates under the brand name "Mediaplex", is an application services provider ("ASP") offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex's MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

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

        No material subsequent events have occurred since December 31, 2010 that required recognition or disclosure in these financial statements.

Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash equivalents consisted primarily of money market accounts.

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

Accounts Receivable and Allowance for Doubtful Accounts and Sales Credits

        Trade accounts receivable are stated net of an allowance for doubtful accounts and sales credits.

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

Financing Receivables

        The Company defines financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates, have maturities greater than one year and that are recognized as an asset on its consolidated balance sheets. As of December 31, 2010, the Company determined that its note receivable, net of discount, of $32.6 million is a financing receivable. The Company records this note receivable at amortized cost and recognizes interest income as earned. The Company monitors the financial condition of its debtor by reviewing quarterly financial statements of the debtor and the debtor's ability to meet its regularly scheduled payments. For the year ended and as of December 31, 2010, there have been no indicators of possible credit loss. As such, the Company has not recorded any allowance for credit losses associated with this note receivable. While the Company uses the best information available in making its determination, the ultimate recovery of this note receivable is also dependent upon future economic events and other conditions that may be beyond our control. Should such unfavorable events arise in the future, the Company will record an allowance for credit losses to reflect the impaired value of the note receivable. Refer to Note 6 for additional details on this note receivable.

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

Business Combinations

        On January 1, 2009, the Company adopted new accounting guidance issued by the Financial Accounting Standards Board ("FASB") for business combinations. The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition—related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.

Goodwill

        The Company tests for impairment of goodwill annually as of December 31 at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined it has four reporting units consisting of the Affiliate Marketing, Media, Owned & Operated Websites, and Technology operating segments. The impairment test is a two-step process, whereby in the first step, the Company compares the estimated fair value of the reporting unit with the reporting unit's carrying amount, including goodwill. The Company generally determines the estimated fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment, if any. Due to the weakening economy and the significant decline of the Company's stock price in 2008, the Company determined that there was an impairment of goodwill for the year ended

December 31, 2008. See Note 7 for a discussion of the impairment charge taken. For the years ended December 31, 2010, and 2009, there was no impairment of goodwill for the Company's continuing operations. For the year ended December 31, 2009, the Company recorded a goodwill impairment charge related to its discontinued operations as described in Note 7.

Long-lived Assets

        Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2008, as a result of the weakening economy and revenue results for certain businesses that were lower than initial expectations, the Company tested its long-lived assets for impairment, and recorded an impairment loss related to certain identifiable intangible assets. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2010 and 2009 for the Company's continuing operations. For the year ended December 31, 2009, the Company recorded an impairment charge on long-lived assets related to its discontinued operations. See Note 7 for a discussion of the impairment charges taken in 2008 and 2009.

Revenue Recognition

        The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.

        Revenue for the Company's Affiliate Marketing segment is generated primarily from: commission fees earned from transactions, including product sales made by the Company's advertiser customers, occurring on the Company's affiliate marketing networks; fixed monthly fees from program management services; and, to a lesser extent, implementation fees. Commission fee revenue from transactions on the Company's affiliate marketing networks are recognized on a net basis as the Company acts as an agent in these transactions and the payments to publishers are the contractual obligation of the advertiser customers. Commission fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Program management services fees revenue is recognized over the contractual service period, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. Implementation fee revenue is recognized over the estimated customer lives, provided no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.

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

Cost of Revenue

        Cost of revenue consists of payments to website publishers that are directly related to a revenue-generating event, labor costs, and depreciation on revenue- producing technologies and Internet access costs. The Company becomes obligated to make payments related to website publishers in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statement of operations.

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

        Advertising costs, which consist primarily of online advertising costs as described above, are expensed as incurred and totaled $67.6 million, $65.2 million and $64.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

General and Administrative

        General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt and other general overhead costs.

Technology

        Technology expenses include costs associated with the maintenance and ongoing development of the Company's technology platforms, including compensation and employee benefits associated with the Company's engineering and network operations departments, as well as costs for contracted services and supplies. The Company reviews costs incurred in the application development stage and assesses such costs for capitalization. Due to the constant evolution and ongoing development of the Company's technology platforms, no internal software development costs were capitalized in the years ended December 31, 2010, 2009 and 2008.

Stock-based Compensation

        The Company records stock-based compensation based on its estimate of fair value of stock-based awards to employees and directors on the date of grant using either: an option-pricing model for stock options; or the fair market value of the Company's common stock on the date of grant for restricted stock. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service period using the straight-line attribution method.

        Accounting guidance prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized. The Company will recognize a benefit from stock-based compensation in stockholders' equity if an incremental tax benefit is realized by following the ordering provisions of the U.S. tax law.

        Refer to Note 12 for information on the accounting impact of the stock- based compensation guidance and the assumptions used to calculate the fair value of share-based employee compensation.

Foreign Currency Translation

        The Company's foreign subsidiaries record their assets, liabilities and results of operations in their respective local currencies, which are their functional currencies. The Company translates its subsidiaries' financial statements into U.S. dollars each reporting period for purposes of consolidation.

        Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end currency exchange rates while revenue, expenses, gains, and losses are translated at the average currency exchange rates in effect for the period. Except for certain intercompany balances that have been designated as short-term in nature, the effects of these translation adjustments are reported in a separate component of stockholders' equity titled accumulated other comprehensive income. The Company records the effects of the translation adjustments for these intercompany balances in interest and other income, net. These amounts totaled $914,000, $36,000 and $3.6 million for the years ended December 31, 2010, 2009 and 2008.

        Transaction gains and losses related to transactions with third parties denominated in other than the functional currency were not significant for the years ended December 31, 2010, 2009 and 2008.

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

        Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits. At December 31, 2010 and 2009, no customers accounted for more than 10% of the accounts receivable balance. For the year ended December 31,

2010, one customer, Google, accounted for approximately 15.1% of total revenue. For the year ended December 31, 2009, Yahoo! accounted for approximately 17.0% of total revenue and Google accounted for approximately 10.6% of total revenue. For the year ended December 31, 2008, Yahoo! accounted for approximately 16.8% of total revenue and Google accounted for approximately 11.1% of total revenue.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2010 and 2009, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company's marketable securities are carried at fair value as discussed in Note 2.

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Interest and penalties, if any, are included as components of income tax expense and income taxes payable.

        Tax benefits are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. See Note 10 for additional information.

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

Comprehensive Income

        GAAP establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income, relate to foreign currency translation adjustments and unrealized gains/losses on marketable securities for the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010 and 2009, the accumulated balance of the foreign currency translation adjustment was a $6.4 million loss and a $4.3 million loss, respectively. As of December 31, 2010, there was no net unrealized gain or loss on marketable securities. The unrealized loss on marketable securities, net of tax and valuation allowance was $5.5 million and $8.1 million as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had recorded a full valuation allowance against the related deferred tax asset associated with the unrealized losses on marketable securities due to the uncertainty as to whether such losses and related deferred tax asset would be realized. The valuation allowance on the deferred tax asset associated with the unrealized losses on marketable securities was subsequently reversed during the year ended December 31, 2010 when the marketable securities were sold.

Business Segments

        The Company uses the "management approach" to identify its operating segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's four operating segments.

Recently Issued Accounting Standards

        In July 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires enhanced disclosures regarding the nature of credit risk inherent in an entity's portfolio of financing receivables, how that risk is analyzed, and the changes, as well as the reasons for such changes, in the allowance for credit losses. The guidance requires companies to enhance disclosure about the credit quality of financing receivables and the allowance for credit losses, including credit quality indicators, non-accrual and past due information, impaired loans, and modifications of financing receivables. This guidance became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2010. The adoption of this guidance as of December 31, 2010 did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued additional authoritative guidance to improve disclosures about fair value measurements. The guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. The guidance also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments, except for the amendments to Level 3 fair value measurements as described above, which the Company will adopt on January 1, 2011.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company adopted this guidance as of January 1, 2010 and applied this guidance to its divested Web Clients subsidiary as described in Note 5. Additionally, the Company determined that it was the primary beneficiary of a VIE that was established in China in June 2010. Accordingly, the VIE has been consolidated by the Company at December 31, 2010. The VIE's financial position, results of operations and cash flows were immaterial to the Company's consolidated financial statements contained herein.

2. Marketable Securities

        Marketable securities consisted of one municipal student loan-backed auction rate security as of December 31, 2010 (in thousands) with a cost and estimated fair value of $3 million. This security was sold in January 2011 for $3 million.

        Marketable securities consisted of the following as of December 31, 2009 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Municipal obligations	$27,550	$—	$(5,524)	$22,026

        Realized losses from sales and maturities of marketable securities are included in interest and other income, net, in the consolidated statements of operations. For the year ended December 31, 2010, the Company recognized realized losses of $2.8 million from the sales of marketable securities. Realized gains and losses were immaterial for the years ended December 31, 2009 and 2008. The Company recognizes realized gains and losses upon sale or maturity of marketable securities using the specific identification method.

        As of December 31, 2010, there were no marketable securities in an unrealized loss position. The following table summarizes, for all investments in an unrealized loss position, the fair value and gross unrealized losses of investments aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal obligations	$—	$—	$22,026	$5,524	$22,026	$5,524

3. Fair Value Measurements

        As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable and for identifiable assets in less active markets; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

        The Company's assets required to be measured at fair value include the Company's investment in marketable securities, which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, generally recorded in a separate component of stockholders' equity within the accumulated other comprehensive income balance. Unrealized losses on available-for-sale securities that are related to credit losses or an other-than-temporary impairment

("OTTI") are charged to earnings. Marketable securities consisted of auction rate securities ("ARS") at December 31, 2010 with an aggregate cost and estimated fair value of $3.0 million and at December 31, 2009 with an aggregate cost of $27.6 million and an estimated fair value of $22.0 million.

        During the year ended December 31, 2010, the Company sold ARS with a total par value of $24.6 million and realized a loss of $2.8 million, which is included interest and other income, net, in the consolidated statements of operations.

        The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2010, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities measured at fair value	$3,000	$—	$—	$3,000

        The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities measured at fair value	$22,026	$—	$—	$22,026

        The following table presents the Company's assets measured at fair value on a recurring basis at December 31, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Balance at December 31, 2008	$25,750
Less: Sales and redemptions	(6,300)
Reversals of unrealized losses on securities sold or redeemed	2,576

Balance at December 31, 2009	$22,026

Less: Sales and redemptions	(24,550)
Realized losses on securities sold or redeemed	2,783
Change in unrealized losses included in other comprehensive income	2,741

Balance at December 31, 2010	$3,000

        There were no transfers of assets between levels within the fair value hierarchy for the year ended December 31, 2010. In January 2011, the Company sold its remaining ARS at its par value of $3.0 million.

4. Recent Business Combinations

        Investopedia.com.    On August 3, 2010, the Company completed the acquisition of Investopedia.com ("Investopedia"), a leading financial information and investing education website. Under the terms of the agreement, the Company acquired the assets and assumed certain liabilities of Investopedia for an aggregate purchase price of $41.7 million. The Company incurred $110,000 in transaction costs, which is recorded in the "General and administrative expense" caption in the accompanying Consolidated Statements of Operations. Investopedia provides consumers with a comprehensive library of financial terms, articles, tutorials, and investing education tools.

        Investopedia provides content, organic traffic and established advertiser relationships in the financial services advertising vertical, as well as an experienced team and synergy opportunities with the Company's existing business units within its Media and Owned & Operated Websites segments. These factors contributed to a purchase price in excess of the fair value of Investopedia's net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of Investopedia's operations are included in the Company's consolidated financial statements beginning on August 3, 2010.

        The final allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values and the useful lives, in years, assigned to intangible assets was as follows (in thousands):

Accounts receivable and other assets		$1,586
Property, plant and equipment		317
	Useful life
Amortizable intangible assets:
Advertiser relationships	3	1,040
Trademarks, trade names and domain names	9	6,480
Developed technologies and websites	3 - 6	7,680
Goodwill		25,115

Total assets acquired		42,218
Liabilities assumed		(557)

Total		$41,661

        The Company expects approximately $18.4 million of goodwill recognized to be tax deductible.

        The historical operating results of Investopedia prior to August 3, 2010 have not been included in the Company's historical operating results. Pro forma data (unaudited) for the years ended December 31, 2010 and 2009 as if the Investopedia acquisition was completed on January 1, 2009 is as follows (in thousands, except per share data):

	2010	2009
	(pro forma)	(pro forma)
Revenue	$436,201	$431,287
Net income	$91,936	$69,236
Basic net income per common share	$1.13	$0.80
Diluted net income per common share	$1.12	$0.79

        These unaudited, pro forma results of operations are not necessarily indicative of future operating results. The Company does not consider the acquisition of Investopedia material for further disclosure.

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

        On February 1, 2010, the Company completed the disposition of its promotional lead generation marketing business, operated through its subsidiary Web Marketing Holdings LLC ("Web Clients"). The proceeds from the sale consisted of a $45 million (face amount) five-year note receivable bearing interest at the rate of five percent. The estimated fair value of the note receivable was $32.8 million on the date of sale. Refer to Note 6 for additional information on the note receivable. The divestiture generated a pre-tax gain of $1.1 million, and a $10.0 million gain net of income taxes due to an $8.9 million tax benefit related to tax deductible goodwill that was realized upon the sale of Web Clients. The assets and liabilities of Web Clients are classified as held for sale as of December 31, 2009, and the historical results of Web Clients are treated as discontinued operations herein. The Company determined that Web Clients met the definition of an asset held for sale in October 2009.

        The following amounts related to Web Clients, Mediaplex Systems and the ink-jet e-commerce business were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues	$5,926	$103,004	$188,134

(Loss) income before income taxes from discontinued operations	(222)	11,055	(17,302)
Income tax expense	(88)	4,008	6,426

(Loss) income from discontinued operations, net of tax, before gain on sale	(134)	7,047	(23,728)
Gain on sale, net of tax (benefit)/expense of $(8,944) and $5,154 for 2010 and 2008, respectively	10,040	—	4,984

Net income (loss) from discontinued operations	$9,906	$7,047	$(18,744)

        The components of assets and liabilities held for sale at December 31, 2009 are as follows:

December 31, 2009
Current assets held for sale:
Receivables, net	$10,814
Other current assets	284

$11,098

Assets held for sale, less current portion:
Property and equipment, net	$664
Goodwill	14,512
Intangible assets acquired in business combinations	10,541
Other assets	60

$25,777

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$4,224
Other current liabilities	182

$4,406

6. Note Receivable

        As discussed in Note 5, the Company sold its Web Clients business on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated fair value of a $45 million (face amount) five-year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten-year period and a balloon payment at the end of the fifth year. The note is collateralized by substantially all of the assets of the buyer, consisting of Web Clients and other unrelated businesses. The collateralization of Web Clients resulted in the identification of Web Clients as a variable interest entity. However, because the Company does not have the power to direct the day-to-day operations of Web Clients and the risk of loss is limited to the amount of the note receivable, the Company is not considered the primary beneficiary and is not required to consolidate this VIE. Other than the note receivable, the Company has not, nor does it intend to, provide financial or other support to Web Clients.

        The following table details the composition of the note receivable at December 31, 2010 (in thousands):

December 31, 2010
Note receivable, gross	$42,348
Discount	(9,712)

Note receivable, net of discount	32,636
Less: current portion	(1,369)

Note receivable, less current portion	$31,267

        The Company classifies the portion of the note receivable due within one year as current assets in the caption "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets. The total long-term portion of the note receivable as of December 31, 2010 is classified separately on the Consolidated Balance Sheet. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of December 31,

2010, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the "Interest and other income, net" caption in the accompanying Consolidated Statements of Operations. Total interest income recognized for the year ended December 31, 2010 was $4.1 million.

7. Goodwill and Intangible Assets

        In performing the annual goodwill impairment test as of December 31, 2010 for the Company's held and used reporting units, no impairment was identified. Furthermore, the estimated fair values of each of our reporting units exceeded their carrying values by at least 85% as of December 31, 2010. In addition, no events or circumstances indicated the existence of a potential impairment in the Company's held and used intangible assets. Accordingly, an impairment test was not performed for the Company's held and used intangible assets.

        The Company performed its impairment testing for its assets held for sale as of December 31, 2009 in the following order: 1) goodwill, and 2) the remainder of the disposal group. The book value of the disposal group exceeded the estimated fair value of the disposal group, and consequently the Company determined that the goodwill of the disposal group was impaired by $3.2 million. Additionally, after recording this goodwill impairment, the Company recorded intangible asset impairment of $2.3 million in order to reduce the remaining book value of the disposal group to the estimated fair value of the disposal group less estimated costs to sell. As a result, the Company recorded a total impairment charge of $5.5 million related to the assets held for sale. This charge is reported in discontinued operations and was primarily driven by the diminishing financial performance of the disposal group during 2009. The tax benefit related to the impairment charge was $1.4 million.

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

        As of December 31, 2010, the Company's reporting units consisted of the Affiliate Marketing, Media, Owned & Operated Websites, and Technology operating segments. As required by GAAP, the

Company assigned goodwill to its reporting units. The Technology segment has no goodwill associated with it. Below is assigned goodwill by reporting unit (in thousands):

	Affiliate Marketing	Media	Owned & Operated Websites	Total
Balance at December 31, 2008	29,840	231,455	233,288	494,583
Accumulated impairment losses	—	(112,000)	(210,000)	(322,000)

	29,840	119,455	23,288	172,583
Foreign currency translation adjustments	337	144	677	1,158
Tax adjustments	—	(20)	(2,820)	(2,840)
Allocation to disposal group(1)	—	(13,778)	—	(13,778)

Balance at December 31, 2009	30,177	217,801	231,145	479,123
Accumulated impairment losses	—	(112,000)	(210,000)	(322,000)

	$30,177	$105,801	$21,145	$157,123
Foreign currency translation adjustments	264	113	603	980
Tax adjustments	—	—	—	—
Acquisition	—	—	25,115	25,115

Balance at December 31, 2010	30,441	217,914	256,863	505,218
Accumulated impairment losses	—	(112,000)	(210,000)	(322,000)

	$30,441	$105,914	$46,863	$183,218

(1)
Allocation to disposal group was based upon an estimated relative fair value calculation.

        As of December 31, 2010, goodwill with a book value of $46.9 million is tax deductible. As of December 31, 2009, goodwill with a book value of $31.6 million, of which $21.1 million related to the Owned & Operated Websites reporting unit and $10.5 million related to the Media reporting unit, was tax deductible.

        The Company's acquired intangible assets as of December 31, 2010 are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted- Average Useful Life
Customer, affiliate and advertiser relationships	7
Trademarks, trade names and domain names	8
Developed technologies and websites	4
Covenants not to compete	4

        The gross carrying amounts and accumulated amortization of the Company's acquired intangible assets were as follows at December 31, 2010 and 2009 (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
December 31, 2010:
Customer, affiliate and advertiser relationships	$48,327	$(39,507)	$8,820
Trademarks, trade names and domain names	29,811	(16,899)	12,912
Developed technologies and websites	34,399	(23,690)	10,709
Covenants not to compete	7,500	(6,416)	1,084

Total intangible assets	$120,037	$(86,512)	$33,525

December 31, 2009:
Customer, affiliate and advertiser relationships	$46,793	$(32,246)	$14,547
Trademarks, trade names and domain names	23,211	(12,532)	10,679
Developed technologies and websites	26,700	(16,167)	10,533
Covenants not to compete	7,525	(4,566)	2,959

Total intangible assets	$104,229	$(65,511)	38,718

        The increase in the gross intangible assets balance was primarily due to the acquisition of Investopedia in August 2010 of $15.2 million. The remaining increase related to foreign currency translation adjustments for the year. In 2009, the Company wrote off fully amortized intangible assets totaling $17.5 million and reclassified $41.3 million to the disposal group classified as assets held for sale. This decrease in the gross balance of the intangible assets at December 31, 2009 was offset by foreign currency translation adjustments totaling approximately $1.7 million. Amortization expense related to intangible assets was $20.6 million, $19.8 million and $21.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated intangible asset amortization expense for the next five years ending December 31 and thereafter is as follows (in thousands):

2011	$15,360
2012	$7,791
2013	$2,733
2014	$1,655
2015	$1,655
Thereafter	$4,331

8. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2010	2009
Land	$—	$1,470
Building	—	1,330
Computer equipment and purchased software	34,582	32,984
Furniture and equipment	4,429	4,066
Vehicles	35	35
Leasehold improvements	2,415	2,979

	41,461	42,864
Less: accumulated depreciation and amortization	(29,047)	(31,592)

	$12,414	$11,272

        Total depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2010, 2009 and 2008 was $6.6 million, $7.6 million and $8.5 million, respectively.

9. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2010	2009
Accounts payable, including amounts due to publishers	$63,416	$53,954
Advertiser deposits	16,815	17,232
Accrued salaries and benefits	7,436	7,357
Other accrued expenses	13,307	13,160

	$100,974	$91,703

10. Income Taxes

        The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$73,778	$75,584	$(234,148)
Foreign	20,946	7,249	4,966

Income (loss) from continuing operations before income taxes	$94,724	$82,833	$(229,182)

        Income tax expense (benefit) attributable to continuing operations is comprised of the following provision (benefit) components (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(3,419)	$9,256	$6,659
State	5,941	6,861	4,137
Foreign	3,866	2,190	1,950

	6,388	18,307	12,746
Deferred:
Federal	5,814	1,910	(36,649)
State	3,163	1,994	(9,784)
Foreign	(1,245)	(947)	(127)

	7,732	2,957	(46,560)

Income tax expense (benefit)	$14,120	$21,264	$(33,814)

        Income tax expense (benefit) attributable to discontinued operations is $(9.0) million, $4.0 million, and $11.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Income tax expense of $1.4 million and $0.5 million attributable to stock option grants and restricted stock awards during 2010 and 2009, respectively, and income tax expense primarily attributable to employee stock option tender offer of $19.2 million during 2008 were recorded as decreases to additional paid-in capital and did not, therefore, result in an expense in the consolidated statements of operations.

        The components of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,615	$6,701
Depreciation and amortization	38,296	49,660
Stock options	3,327	5,079
State tax	3,703	4,152
Unrealized loss on marketable securities	0	2,395
Discount on Note	3,858	—
Capital loss carryforward	1,118	—
Other	7,373	8,552

Gross deferred tax assets	63,290	76,539
Valuation allowance	(2,354)	(3,676)

Net deferred tax assets	60,936	72,863

Deferred tax liabilities:
Acquired intangible assets	3,938	13,517
Other	3,020	1,532

Total deferred tax liabilities	6,958	15,049

Net deferred tax assets	53,978	57,814

Current portion of net deferred tax assets	5,691	7,972
Long-term portion of net deferred tax assets	48,287	49,842

Net deferred tax assets	$53,978	$57,814

        As of December 31, 2010 and 2009, based upon the Company's evaluation of both positive and negative evidence, the Company determined it is more likely than not that certain deferred tax assets may not be realizable. As of December 31, 2010 and 2009, the valuation allowance attributable to deferred tax assets was $2.4 million and $3.7 million, respectively, representing an overall decrease of $1.3 million. The decrease in valuation allowance relates primarily to the realization of previously unrealized losses on marketable securities partially offset by originating capital loss carryforwards which the Company deems more likely than not will expire unutilized. As of December 31, 2010, the Company had net operating loss carryforwards for federal and state purposes of $11.8 million and $9.2 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2013, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits during 2010 and 2009 is as follows (in thousands):

	2010	2009	2008
Unrecognized tax benefits balance at January 1	$52,032	$62,476	$68,597
Add:
Additions based on tax positions related to the current year	2,303	1,888	2,349
Additions for tax positions of prior years	959	1,071	919
Deduct:
Settlements with tax authorities	(83)	—	(120)
Reductions as a result of lapse of applicable statute of limitations	(22,869)	(12,815)	(8,819)
Reductions for tax positions of prior years	(511)	(588)	(450)

Unrecognized tax benefits balance at December 31	$31,831	$52,032	$62,476

        The total amount of unrecognized tax benefits of $31.8 million at December 31, 2010, if ultimately recognized, will reduce the Company's annual effective tax rate.

        The Company's policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2010, 2009, and 2008, the Company recognized $1.7 million, $2.6 million, and $4.3 million, respectively, in gross interest and penalties expense related to uncertain tax positions. During the years ended December 31, 2010, 2009, and 2008, gross interest expense was offset by a reversal of prior accrued interest of $4.4 million, $2.8 million, and $2.1 million, respectively, as a result of the expiration of certain statutes of limitations. As of December 31, 2010 and 2009, the Company had an accrued liability of $5.6 million and $8.3 million, respectively, for interest and penalties related to uncertain tax positions. These amounts are included in non-current income taxes payable.

        The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2007 through 2010 tax years for federal purposes, 1999 and 2004 through 2010 tax years for various state jurisdictions, and 2004 through 2010 tax years for various foreign jurisdictions. The Company is currently under examination by various state and foreign tax authorities for the 2004 through 2009 tax years and under federal examination for the 2007 tax year. Facts and circumstances could arise in the twelve-month period following December 31, 2010 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

        The overall effective income tax rate for continuing operations differs from the statutory federal tax rate as follows:

	Year Ended December 31,
	2010	2009	2008
Tax provision (benefit) based on the federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	6.1	6.9	(1.5)
Goodwill impairment	—	—	24.8
Effects of foreign income	(3.4)	(1.3)	—
Adjustment to valuation allowance, net of purchase accounting adjustments	0.9	0.2	—
Lapse of statute of limitations	(26.2)	(17.5)	(4.4)
Other, net	2.5	2.4	1.3

Overall effective income tax rate	14.9%	25.7%	(14.8)%

        The Company files a consolidated federal income tax return as well as state and foreign tax returns.

        As of December 31, 2010, withholding and U.S. income taxes have not been provided on $36.4 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings will be permanently reinvested in foreign operations. The determination of taxes associated with the $36.4 million of unremitted earnings is not practicable.

11. Capitalization

Share Repurchase Program

        In September 2001, the Company's board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.

        Since the inception of the Program and through December 31, 2009, the Company's board of directors authorized a total of $479.1 million for repurchases under the Program and the Company had repurchased a total of 50.7 million shares of its common stock for approximately $409.2 million. The Company repurchased 4.0 million shares for $38.6 million for the nine-months ended September 30, 2010, leaving up to an additional $31.4 million of the Company's capital to be used to repurchase shares of the Company's outstanding common stock under the Program. In October 2010, the Company's board of directors increased this authorization to $100 million. The Company did not repurchase any of its common stock in the fourth quarter of 2010 and thus, as of December 31, 2010, $100 million of its capital is available to be used to repurchase shares of its outstanding common stock under the Program. Repurchases have been funded from available working capital and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that the Company's management or board of directors determines additional repurchases are not warranted. The amounts authorized by the Company's board of directors exclude broker commissions.

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

12. Stock-Based Compensation

1999 Stock Option Plan and 2002 Stock Incentive Plan

        On May 13, 1999, the Company's board of directors adopted and the stockholders approved the 1999 Stock Option Plan (the "1999 Stock Plan"). A total of 5,000,000 shares of common stock were reserved for issuance under the 1999 Stock Plan.

        On May 23, 2002, the board of directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively the "2002 Stock Plan"), resulting in 15,000,000 common shares reserved for issuance. In addition, the shares under the 2002 Stock Plan increase annually on January 1 of each year equal to 1% of the total outstanding shares of ValueClick common stock as of the last day of the previous year. As of December 31, 2010, there are 6,389,439 shares available for future grant.

        The 2002 Stock Plan provides for the granting of non-statutory and incentive stock options and restricted stock awards to, among other parties, employees, officers and directors of the Company.

Stock options granted to new employees or officers generally begin vesting on the new employee's or officer's first date of employment, and vest over a four-year period, with one-fourth vesting on the first anniversary date and the remainder vesting pro-rata monthly over the remaining three years, and expire five to ten years from the date of grant. Stock options granted to existing employees or officers typically vest on a monthly pro-rata basis over a four-year period and expire five to ten years from the date of grant. Stock options granted to directors generally vest over a two-year period and expire five to ten years from the date of grant. Restricted stock grants generally vest over a four-year period or, in the case of certain restricted stock grants to directors, over a two- to four-year period.

        The following table summarizes stock option activity under the Company's stock plans for the years ended December 31, 2010, 2009, and 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2007	9,125,478	$22.04
Granted	150,000	$21.27
Exercised	(420,394)	$9.48
Forfeited/expired	(5,875,317)	$26.31

Options outstanding at December 31, 2008	2,979,767	$15.35
Granted	—	—
Exercised	(83,062)	$9.22
Forfeited/expired	(279,790)	$16.73

Options outstanding at December 31, 2009	2,616,915	$15.40
Granted	—	—
Exercised	(244,344)	$9.23
Forfeited/expired	(341,394)	$31.95

Options outstanding at December 31, 2010	2,031,177	$13.41	2.92	$6,817

Options vested at December 31, 2010 and expected to vest after December 31, 2010	2,030,888	$13.41	2.92	$6,817

Options exercisable at December 31, 2010	2,003,346	$13.30	2.93	$6,817

        The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $979,000, $193,000 and $2.6 million, respectively. There were no stock options granted in 2010 and 2009. The weighted-average estimated grant date fair value of stock options granted for the year ended December 31, 2008 was $8.89.

        As of December 31, 2010 and 2009, there were $96,000 and $579,000, respectively, of total unrecognized stock-based compensation related to unvested stock options. The weighted-average remaining vesting period for stock options is one year.

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

Restricted Stock

        The Company began granting restricted stock awards in 2008. Restricted stock awards granted to executive officers and certain of its employees generally vest over a four-year period. Restricted stock awards granted to directors generally vest over a two- to four-year period. If the employment of any recipient of a restricted stock grant terminates for any reason, the Company shall automatically reacquire any unvested shares without cost to the Company.

        The following table summarizes activity for restricted stock awards during the years ended December 31, 2010 and 2009:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2007	—	$—
Granted	2,028,500	$11.28
Vested	(79,878)	$19.33
Forfeited	(58,187)	$19.33

Unvested at December 31, 2008	1,890,435	$10.69
Granted	—	$—
Vested	(321,500)	$12.98
Forfeited	(61,125)	$10.34

Unvested at December 31, 2009	1,507,810	$10.22
Granted	883,000	$9.72
Vested	(576,625)	$10.92
Forfeited	(200,562)	$11.00

Unvested at December 31, 2010	1,613,623	$9.60

        The intrinsic value of unvested restricted stock awards at December 31, 2010, 2009 and 2008 was $25.9 million, $15.3 million and $12.9 million, respectively. The fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $6.6 million, $3.3 million and $508,000, respectively. As of December 31, 2010 and 2009, there was $13.1 million and $12.8 million, respectively, of total unrecognized stock-based compensation related to unvested restricted stock awards. The weighted-average remaining vesting period is 2.4 years for these awards.

Employee Stock Purchase Plan

        The Company commenced its Employee Stock Purchase Plan ("the Purchase Plan") in September 2007, which allows employees to purchase shares of the Company's common stock through payroll deductions of up to 20 percent of their annual, eligible compensation subject to certain Internal Revenue Code and Purchase Plan limitations. The Purchase Plan provides for the issuance of a cumulative maximum of 1.5 million shares of common stock. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each twelve-month offering period or the specified purchase date. For the years ended December 31, 2010, 2009 and 2008, 235,000 shares, 329,000 shares and 215,000 shares, respectively, were purchased under the Purchase Plan. For the years ended December 31, 2010, 2009 and 2008, stock-based compensation recognized under the Purchase Plan was $776,000, $972,000 and $1.1 million, respectively. As of December 31, 2010, there was $502,000 of unrecognized compensation cost related to the Purchase Plan which is expected to be recognized over a weighted-average period of approximately five months.

Valuation and Expense Information of Stock-Based Compensation

        For the years ended December 31, 2010, 2009 and 2008, the Company recognized stock-based compensation of $7.9 million, $8.9 million and $48.2 million, respectively, in continuing operations. The following table summarizes, by consolidated statement of operations line item the impact of stock-based compensation and the related income tax benefits recognized for the years ended December 31, 2010, 2009 and 2008, (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Sales and marketing	$1,280	$1,907	$15,621
General and administrative	5,815	6,034	30,620
Technology	849	928	1,925

Stock-based compensation	7,944	8,869	48,166
Related income tax benefits	(2,977)	(2,884)	(18,123)

Stock-based compensation, net of tax benefits	$4,967	$5,985	$30,043

        There was no stock-based compensation recorded in discontinued operations for the year ended December 31, 2010. Stock-based compensation of $400,000 and $5.2 million, net of tax, was recorded in discontinued operations for the years ended December 31, 2009 and 2008, respectively. The Company has not capitalized as an asset any stock-based compensation for the years ended December 31, 2010, 2009 and 2008.

        GAAP requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation for such stock options. Pursuant to GAAP, $556,000, $175,000 and $599,000 of excess tax benefits for the years ended December 31, 2010, 2009 and 2008, respectively, have been classified as a financing activity in the consolidated statements of cash flows.

        The Company calculated the estimated fair value of each stock-based award on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Stock Options
	Year Ended December 31,
	2010	2009	2008
Risk-free interest rates	—	—	2.4%
Expected lives (in years)	—	—	3.6
Dividend yield	—	—	0%
Expected volatility	—	—	55%

	Employee Stock Purchase Plan
	Year Ended December 31,
	2010	2009	2008
Risk-free interest rates	0.2%	0.3%	2.0%
Expected lives (in years)	0.7	0.7	0.7
Dividend yield	0%	0%	0%
Expected volatility	43%	61%	57%

        No stock options were granted by the Company in 2010 or 2009. The risk-free interest rate used in the Company's fair value estimates are based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company estimated the expected life of each stock option granted in 2008 using the short-cut method permissible under GAAP, which utilizes the weighted-average expected life of each tranche of the granted stock option, which was determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to its expiration. The expected life of options granted under the Purchase Plan represents the weighted-average amount of time remaining in the twelve-month offering period. The Company's computation of expected volatility for the years ended December 31, 2010, 2009 and 2008 was based on a combination of historical and market-based implied volatility from traded options on the Company's common stock.

13.   Net Income per Common Share

        The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$80,604	$61,569	$(195,368)
Income (loss) from discontinued operations	9,906	7,047	(18,744)

Net (loss) income	$90,510	$68,616	$(214,112)

Denominator:
Denominator for basic calculation—weighted-average common shares	81,615	86,716	92,325
Weighted-average effect of dilutive securities	719	494	—

Denominator for diluted calculation	82,334	87,210	92,325

Net income per common share:
Basic income (loss) from continuing operations	$0.99	$0.71	$(2.12)
Basic income (loss) from discontinued operations	0.12	0.08	(0.20)

Basic net income (loss)	$1.11	$0.79	$(2.32)

Diluted income (loss) from continuing operations	$0.98	$0.71	$(2.12)
Diluted income (loss) from discontinued operations	0.12	0.08	(0.20)

Diluted net income (loss)	$1.10	$0.79	$(2.32)

        Employee stock-based awards totaling 1.9 million shares, 2.8 million shares and 6.4 million shares for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method. There were no employee stock-based awards included in the denominator for the diluted calculation for the year ended December 31, 2008 as the Company recognized a loss from continuing operations and, therefore, inclusion of stock-based awards would be anti-dilutive to the Company's loss per share.

14.   Defined Contribution Plans

        Prior to 2006, the Company had various savings plans (the "Savings Plans") that qualified as defined contribution plans under Section 401(k) of the Internal Revenue Code. In 2006, the Savings Plans were consolidated into one savings plan (the "Master Savings Plan"), which also qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Master

Savings Plan, participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service's annual contribution limit. All full-time domestic employees of the Company are eligible to participate in the Master Savings Plan. The Master Savings Plan does not permit investment of participant contributions in the Company's common stock. Company matching contributions to the Master Savings Plan is discretionary. Company contributions to the Master Savings Plan amounted to $738,000, $734,000 and $764,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

15.   Related Party Transactions

        There were no related party transactions for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, the Company recorded advertising costs in discontinued operations totaling $656,000, and $1.2 million, which were paid to Acquisis LLC, of which a member of the Company's board of directors was the managing partner and greater than 5% owner. The Company had outstanding amounts due to this entity of $43,000 as of December 31, 2009, which were reflected in liabilities related to assets held for sale at December 31, 2009.

16.   Line of Credit

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

        Certain of the Company's domestic subsidiaries have guaranteed the obligations of the Company and all future domestic subsidiaries of the Company also are required to guarantee the obligations of the Company under the Line of Credit. The Company's obligations are secured by a lien on substantially all of its present and future assets pursuant to a separate security agreement (the "Security Agreement"). In addition, the obligations of each subsidiary guarantor are secured by a lien on substantially all of such subsidiary's present and future assets pursuant to a separate guaranty agreement (the "Guaranty Agreement"). The subsidiary guarantees and the collateral under the Security Agreement are subject to release upon fulfillment of certain conditions specified in the Line of Credit, Security Agreement and the Guaranty Agreement.

        The Line of Credit is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company will pay a commitment fee on unused amounts that ranges, based on the Company's total leverage ratio, from 0.35% to 0.50% of the unused portion of the Line of Credit. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Line of Credit then outstanding may be declared due and payable. At December 31, 2010, no amount was outstanding on the Line of Credit.

        The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing twelve-month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million, and minimum unrestricted, unencumbered liquid asset requirements. At December 31, 2010 and 2009, the Company was in compliance with all of the covenants of the Line of Credit.

17.   Commitments and Contingencies

Leases

        Future minimum lease payments as of December 31, 2010 under noncancellable operating leases, and related sublease income, with initial lease terms in excess of one year, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31:	Operating Lease Commitments	Operating Sublease Income
2011	$6,002	$(227)
2012	5,608	(32)
2013	4,514	—
2014	3,661	—
2015	3,106	—
Thereafter	6,605	—

Total minimum lease payments	$29,496	$(259)

        Operating leases consist primarily of facility leases. Certain of the Company's operating leases include escalation clauses that periodically adjust rental expense to reflect changes in price indices. The Company records rent expense on a straight-line basis over the lease term.

        Total rent expense under operating leases, net of sublease income, was $5.7 million, $5.6 million and $6.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        As of December 31, 2010, the Company had the following purchase obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Purchase obligations	$5,470	$3,625	$1,845	$—	$—

        Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

        Standby letters of credit are maintained pursuant to certain of the Company's lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Commitments under standby letters of credit as of December 31, 2010 are scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$942	$521	$—	$210	$211

Other Commitments

        In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Action

        On April 8, 2008, Hypertouch, Inc. filed an action against the Company in the Superior Court of California, County of Los Angeles. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff's alleged receipt of a large number of email messages allegedly transmitted by the Company "and/or (the Company's) agents" and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 28, 2008. On May 4, 2009, the court granted the Company's motion for summary judgment which ended the case in this court. Hypertouch appealed the Court's ruling.

        On January 18, 2011, the Second District of the Court of Appeal for the State of California reversed the lower court's May 4, 2009 summary judgment ruling. The ruling means that the case is remanded back to the lower court to be decided on its merits. In addition, the Court of Appeal ruled that a one-year statute of limitations applies to the emails at issue in the case. This ruling reduces the number of emails at issue in the case to less than 1,000.

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

18.   Segments and Geographic Information

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

	Revenue			Segment Income from Operations			Total Assets
	2010	2009	2008	2010	2009	2008	2010	2009
	(in thousands)
Affiliate Marketing	$124,126	$111,903	$121,972	$69,552	$58,121	$59,455	$59,336	$50,980
Media	137,487	135,086	130,891	33,625	33,261	25,215	290,684	282,135
Owned & Operated Websites	138,545	149,599	177,145	27,963	35,034	40,932	162,490	87,058
Technology	31,889	27,686	28,670	16,598	12,775	13,600	10,639	6,951
Inter-segment revenue	(1,249)	(1,551)	(3,237)	—	—	—	—	—
Corporate assets	—	—	—	—	—	—	90,418	139,438

Total	$430,798	$422,723	$455,441	$147,738	$139,191	$139,202	$613,567	$566,562

        A reconciliation of segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Segment Income from Operations
	2010	2009	2008
Segment income from operations	$147,738	$139,191	$139,202
Corporate expenses	(26,663)	(27,988)	(31,436)
Stock-based compensation	(7,944)	(8,869)	(48,166)
Amortization of intangible assets	(20,611)	(19,803)	(21,733)
Impairment of goodwill and intangible assets	—	—	(269,500)

Consolidated income (loss) from operations	$92,520	$82,531	$(231,633)

        Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media, Owned & Operated Websites, and Technology segments is as follows for each period (in thousands):

	Year Ended December 31,
	2010	2009	2008
Affiliate Marketing	$1,052	$1,057	$1,786
Media	2,397	2,135	2,351
Owned & Operated Websites	1,581	1,878	2,038
Technology	865	1,017	935

Total	$5,895	$6,087	$7,110

        Depreciation and amortization expense included in corporate expenses in the determination of consolidated income from operations was $725,000, $1.5 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The Company's operations are domiciled in the United States with operations in Europe, Canada, China and Japan through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country in which the customer relationship is maintained. The Company's operations in Canada and China primarily support the revenue generated in the United States, and therefore, the costs associated with these operations are attributed to the United States in the determination of geographic income from operations shown below. Geographic long-lived assets exclude deferred tax assets and other assets in the Company's consolidated balance sheets.

        The Company's geographic information was as follows (in thousands):

	Year Ended December 31, 2010
			Long-lived Assets at December 31, 2010
	Revenue	Income from Operations
United States	$341,110	$76,250	$11,334
United Kingdom	49,960	10,201	112
Other countries	45,804	6,069	968
Inter-regional eliminations	(6,076)	—	—

Total	$430,798	$92,520	$12,414

	Year Ended December 31, 2009
			Long-lived Assets at December 31, 2009
	Revenue	Income from Operations
United States	$339,685	$71,537	$9,735
United Kingdom	42,308	6,998	365
Other countries	45,936	3,996	1,172
Inter-regional eliminations	(5,206)	—	—

Total	$422,723	$82,531	$11,272

	Year Ended December 31, 2008
			Long-lived Assets at December 31, 2008
	Revenue	Income (loss) from Operations
United States	$351,134	$(237,237)	$13,329
United Kingdom	61,057	913	580
Other countries	50,643	4,691	1,605
Inter-regional eliminations	(7,393)	—	—

Total	$455,441	$(231,633)	$15,514

SCHEDULE II

VALUECLICK, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Other Adjustments(2)	Deductions	Balance at End of Period
Allowance for doubtful accounts and sales credits(1):
Year ended December 31, 2010	$4,225	$1,636	$—	$(1,885)	$3,976
Year ended December 31, 2009	$5,886	$4,860	$(196)	$(6,325)	$4,225
Year ended December 31, 2008	$6,535	$7,212	$37	$(7,898)	$5,886

(1)
Items relating to the allowance for doubtful accounts are charged to expense. Items relating to sales credits are charged against revenue.

(2)
Other adjustments represent increases from acquisitions and decreases from the reclassification of amounts related to assets held for sale.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 28th day of February, 2011.

VALUECLICK, INC.
By:	/s/ JAMES R. ZARLEY James R. Zarley Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint each of James R. Zarley and John Pitstick their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES R. ZARLEY James R. Zarley	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2011
/s/ JOHN PITSTICK John Pitstick	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011
/s/ DAVID S. BUZBY David S. Buzby	Director	February 28, 2011
/s/ MARTIN T. HART Martin T. Hart	Director	February 28, 2011
/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	February 28, 2011
/s/ JAMES A. CROUTHAMEL James A. Crouthamel	Director	February 28, 2011
/s/ JAMES R. PETERS James R. Peters	Director	February 28, 2011