Form 10-Q
period 2011-03-31
VALUECLICK INC/CA
filed 2011-05-06
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer☐
Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 2, 2011 was 78,681,951.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,777	$194,317
Marketable securities	—	3,000
Accounts receivable, net	81,076	86,738
Prepaid expenses and other current assets	6,769	5,688
Income taxes receivable	2,965	7,091
Deferred tax assets	5,718	5,691
Total current assets	296,305	302,525
Note receivable	30,895	31,267
Property and equipment, net	12,619	12,414
Goodwill	184,769	183,218
Intangible assets acquired in business combinations, net	29,126	33,525
Deferred tax assets, less current portion	49,108	49,360
Other assets	1,144	1,258
TOTAL ASSETS	$603,966	$613,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,952	$100,974
Other current liabilities	6,807	2,284
Total current liabilities	97,759	103,258
Income taxes payable	37,076	36,595
Deferred tax liabilities	1,019	1,073
TOTAL LIABILITIES	135,854	140,926

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 79,075,293 and 80,974,145 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	79	81
Additional paid-in capital	529,142	555,859
Accumulated other comprehensive loss	(1,061)	(6,389)
Accumulated deficit	(60,048)	(76,910)
Total stockholders’ equity	468,112	472,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$603,966	$613,567

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended March 31,
	2011	2010

Revenue	$116,511	$95,682
Cost of revenue	32,877	25,499
Gross profit	83,634	70,183
Operating expenses:
Sales and marketing (includes stock-based compensation of $286 and $328 for 2011 and 2010, respectively)	29,549	24,495
General and administrative (includes stock-based compensation of $1,413 and $1,437 for 2011 and 2010, respectively)	12,523	13,823
Technology (includes stock-based compensation of $218 and $192 for 2011 and 2010, respectively)	10,166	7,924
Amortization of intangible assets	4,888	4,966
Total operating expenses	57,126	51,208

Income from operations	26,508	18,975
Interest and other income, net	408	559
Income before income taxes	26,916	19,534
Income tax expense	10,054	8,211
Income from continuing operations	16,862	11,323

Loss from discontinued operations (Note 5)	—	(134)
Gain on sale, net of tax	—	10,040

Net income	$16,862	$21,229

Basic income per common share from:
Continuing operations	$0.21	$0.14
Discontinued operations	$—	$0.12
Net income	$0.21	$0.26

Diluted income per common share from:
Continuing operations	$0.21	$0.14
Discontinued operations	$—	$0.12
Net income	$0.21	$0.25

Weighted-average shares used to calculate net income per common share:
Basic	80,687	82,892
Diluted	81,644	83,496

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2010	—	—	80,974,145	$81	$555,859	$(6,389)	$(76,910)	$472,641
Non-cash, stock-based compensation	—	—	—	—	1,917	—	—	1,917
Shares issued in connection with employee stock programs	—	—	271,709	—	2,683	—	—	2,683
Repurchase and retirement of common stock	—	—	(2,170,561)	(2)	(31,485)	—	—	(31,487)
Tax benefit from employee stock transactions	—	—	—	—	168	—	—	168
Comprehensive income:
Net income	—	—	—	—	—	—	16,862	16,862
Foreign currency translation	—	—	—	—	—	5,328	—	5,328
Total comprehensive income								22,190
Balance at March 31, 2011	—	—	79,075,293	$79	$529,142	$(1,061)	$(60,048)	$468,112

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-month Period Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$16,862	$21,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,642	6,576
Amortization of discount on note receivable	(582)	(748)
Provision for doubtful accounts and sales credits	251	242
Gain on sale of business, net of tax	—	(10,040)
Non-cash, stock-based compensation	1,917	1,957
Deferred income taxes	117	(4,708)
Tax benefit from stock-based awards	168	17
Excess tax benefit from stock-based awards	(201)	(17)
Changes in operating assets and liabilities	4,799	16,128
Net cash provided by operating activities	29,973	30,636

Cash flows from investing activities:
Proceeds from the sales of marketable securities	3,000	—
Purchases of property and equipment	(1,918)	(2,488)
Principal payments received on note receivable	907	—
Net cash provided by (used in) investing activities	1,989	(2,488)

Cash flows from financing activities:
Repurchases and retirement of common stock	(31,487)	(25,343)
Proceeds from shares issued under employee stock programs	2,683	1,058
Excess tax benefit from stock-based awards	201	17
Net cash used in financing activities	(28,603)	(24,268)

Effect of exchange rate changes on cash and cash equivalents	2,101	(2,708)
Net increase in cash and cash equivalents	5,460	1,172

Cash and cash equivalents, beginning of period	194,317	158,497
Cash and cash equivalents, end of period	$199,777	$159,669

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (''ValueClick'' or the "Company'') offer a suite of products and services that enable marketers to advertise and sell their products through major online marketing channels including display advertising, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable marketers to implement and manage their own online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.

AFFILIATE MARKETING - ValueClick's Affiliate Marketing segment, which operates under the ''Commission Junction'' brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. Advertisers that utilize the Commission Junction platform generally are only obligated to pay affiliates when the affiliate delivers a consumer who achieves the desired result, which is typically a closed e-commerce transaction or a new customer lead. By joining the Commission Junction network, advertisers gain access to: a) the Company's proprietary technology platform that has been developed over the past decade and is completely focused on the unique needs of the affiliate marketing channel; b) a proprietary network of tens of thousands of high-quality website publishers; and c) the Company's digital marketing expertise and campaign management teams who ensure advertisers' campaigns are optimized for maximum performance. Commission Junction's revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid by the Company's customers to affiliates or on a percentage of transaction revenue generated by the Company's customers from the programs managed with the Company's affiliate marketing platforms.

MEDIA - ValueClick's Media segment, which operates under the ''ValueClick Media'' brand name, provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. ValueClick Media is able to access its customers' target audiences through the unique combination of: its proprietary broad-based network of thousands of high-quality online publishers; its vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media), and moms (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action (''CPA''), cost-per-thousand-impression (''CPM''), and cost-per-click (''CPC'').

On February 1, 2010, the Company divested its promotional lead generation marketing business and has reported its results of operations as discontinued operations for all periods presented. See Note 5 for additional information on this divestiture.

OWNED & OPERATED WEBSITES - ValueClick's Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com, Couponmountain.com, and Investopedia.com. In 2009, ValueClick also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services.

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

TECHNOLOGY - ValueClick's Technology segment, which operates under the brand name ''Mediaplex'', is an application services provider (''ASP'') offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex's MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick's annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to: i) the allowance for doubtful accounts and sales credits; ii) the assessment of other-than-temporary impairments related to the Company's marketable securities; iii) the valuation of equity instruments granted by the Company; iv) the value assigned to, recoverability and estimated useful lives of, goodwill and intangible assets acquired in business combinations; v) the Company's income tax expense, its deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets; and vi) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

The Company has evaluated all subsequent events through the date the financial statements were issued. Refer to Note 17 for disclosure of subsequent events.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

 In July 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires enhanced disclosures regarding the nature of credit risk inherent in an entity's portfolio of financing receivables, how that risk is analyzed, and the changes, as well as the reasons for such changes, in the allowance for credit losses. The guidance requires companies to enhance disclosure about the credit quality of financing receivables and the allowance for credit losses, including credit quality indicators, non-accrual and past due information, impaired loans, and modifications of financing receivables. This guidance became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued additional authoritative guidance to improve disclosures about fair value measurements. The guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. The guidance also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments, and on January 1, 2011, the Company adopted amendments to Level 3 fair value measurements as described above. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In October 2009, the FASB issued new accounting guidance related to the recognition of revenue from multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies are required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. In addition, the guidance requires additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010. The Company adopted this guidance as of January 1, 2011. The adoption of this guidance did not have any impact on the Company's consolidated financial statements.

3.    STOCK-BASED COMPENSATION

In the three-month periods ended March 31, 2011 and 2010, the Company recognized stock-based compensation of $1.9 million and $2.0 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three-month Period Ended March 31,
	2011	2010
Sales and marketing	$286	$328
General and administrative	1,413	1,437
Technology	218	192
Stock-based compensation	1,917	1,957
Related income tax benefits	(771)	(714)
Stock-based compensation, net of tax benefits	$1,146	$1,243

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

5.    DISCONTINUED OPERATIONS

On February 1, 2010, the Company completed the disposition of its promotional lead generation marketing business, operated through its subsidiary Web Marketing Holdings LLC ("Web Clients"). The proceeds from the sale consisted of a $45 million (face amount) five-year note receivable bearing interest at the rate of five percent. The estimated fair value of the note receivable was $32.8 million on the date of sale. Refer to Note 6 for additional information on the note receivable. The divestiture generated, in the first quarter of 2010, a pre-tax gain of $1.1 million, and a $10.0 million gain net of income taxes due to an $8.9 million tax benefit related to tax deductible goodwill that was realized upon the sale of Web Clients. The historical results of Web Clients are treated as discontinued operations herein.

The following amounts related to Web Clients were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended March 31,
	2011	2010
Revenue	$—	$5,926

Loss before income taxes from discontinued operations	—	(222)
Income tax benefit	—	(88)
Loss from discontinued operations, net of tax	$—	$(134)

6.    NOTE RECEIVABLE

As discussed in Note 5, the Company sold its Web Clients business on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated discounted fair value of a $45 million (face amount) five year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten year period and a balloon payment at the end of the fifth year. The note is collateralized by substantially all of the assets of the buyer, consisting of Web Clients and other unrelated businesses. The collateralization of Web Clients resulted in the identification of Web Clients as a variable interest entity. However, because the Company does not have the power to direct the day-to-day operations of Web Clients and the risk of loss is limited to the amount of the note receivable, the Company is not considered the primary beneficiary and is not required to consolidate this variable interest entity. Other than the note receivable, the Company has not, nor does it intend to, provide financial or other support to Web Clients.

The following table details the composition of the note receivable at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Note receivable, gross	$41,441	$42,348
Discount	(9,130)	(9,712)
Note receivable, net of discount	32,311	32,636
Less: current portion	(1,416)	(1,369)
Note receivable, less current portion	$30,895	$31,267

The Company classifies the portion of the note receivable due within one year as current assets in the caption “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of March 31, 2011 is classified separately on the Condensed Consolidated Balance Sheets. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of March 31, 2011 and December 31, 2010, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the “Interest and other income, net” caption in the accompanying Condensed Consolidated Statements of Operations. Total interest income related to this note was $1.1 million for the three-month period ended March 31, 2011.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the three-month period ended March 31, 2011 were as follows (in thousands):

	Affiliate Marketing	Media	Owned & Operated Websites	Total
Balance at December 31, 2010	$30,441	$105,914	$46,863	$183,218
Foreign currency translation adjustments	333	141	1,077	1,551
Balance at March 31, 2011	$30,774	$106,055	$47,940	$184,769

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of March 31, 2011 were as follows (in thousands):

	Affiliate Marketing	Media	Owned & Operated Websites	Total
Goodwill	30,774	218,055	257,940	506,769
Accumulated impairment losses	—	(112,000)	(210,000)	(322,000)
Goodwill, net	30,774	106,055	47,940	184,769

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
March 31, 2011:
Customer, affiliate and advertiser relationships	$41,460	$(34,024)	$7,436
Trademarks, trade names and domain names	30,575	(18,135)	12,440
Developed technologies and websites	34,523	(25,888)	8,635
Covenants not to compete	7,500	(6,885)	615
Total intangible assets	$114,058	$(84,932)	$29,126

December 31, 2010:
Customer, affiliate and advertiser relationships	$48,327	$(39,507)	$8,820
Trademarks, trade names and domain names	29,811	(16,899)	12,912
Developed technologies and websites	34,399	(23,690)	10,709
Covenants not to compete	7,500	(6,416)	1,084
Total intangible assets	$120,037	$(86,512)	$33,525

For the three-month period ended March 31, 2011, the decrease in the gross balance was due to a $7.5 million write-off of a fully amortized customer relationship asset, offset by foreign currency translation adjustments totaling approximately $1.5 million. The Company recognized amortization expense of $4.9 million and $5.0 million on intangible assets for the three-month periods ended March 31, 2011 and 2010, respectively. Estimated intangible asset amortization expense for the remainder of 2011, the succeeding five years and thereafter, excluding amortization expense associated with the acquisition of Greystripe, Inc. as discussed in Note 17, is as follows (in thousands):

Nine months ending December 31, 2011	$10,576
2012	$7,869
2013	$2,798
2014	$1,703
2015	$1,703
Thereafter	$4,477

8.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.0 million at March 31, 2011 and December 31, 2010. No customers accounted for more than 10% of the accounts receivable balance at March 31, 2011 or December 31, 2010.

9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Computer equipment and purchased software	34,658	34,582
Furniture and equipment	4,338	4,464
Leasehold improvements	2,571	2,415
Property and equipment, gross	41,567	41,461
Less: accumulated depreciation and amortization	(28,948)	(29,047)
Total property and equipment, net	$12,619	$12,414

10.    FAIR VALUE MEASUREMENT OF ASSETS

As of March 31, 2011, the Company did not hold assets that are required to be measured at fair value on a recurring basis. As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable and for identifiable assets in less active markets; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of December 31, 2010, the Company's assets that were required to be measured at fair value include the Company's investment in marketable securities, which were classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, generally recorded in a separate component of stockholders' equity within the accumulated other comprehensive income balance. Unrealized losses on available-for-sale securities that are related to credit losses or an other-than-temporary impairment ("OTTI") are charged to earnings. At December 31, 2010, marketable securities consisted of an auction rate security ("ARS") with an aggregate cost and estimated fair value of $3.0 million. During the three-month period ended March 31, 2011, the Company sold the ARS at its par value of $3.0 million.

The Company’s assets measured at fair value on a recurring basis at December 31, 2010, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description:
Auction rate securities measured at fair value	$3,000	$—	$—	$3,000

There were no transfers of assets between levels within the fair value hierarchy for the three-month period ended March 31, 2011.

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

On January 18, 2011, the Second District of the Court of Appeal for the State of California reversed the lower court's May 4, 2009 summary judgment ruling. The ruling means that the case is remanded back to the lower court to be decided on its merits. In addition, the Court of Appeal ruled that a one-year statute of limitations applies to the emails at issue in the case. This ruling significantly reduces the number of emails at issue in the case.

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

12.    INCOME TAXES

As of December 31, 2010, the Company had recorded a liability of $31.8 million for unrecognized tax benefits. During the three-month period ended March 31, 2011, the Company’s liability for unrecognized tax benefits increased by $0.4 million as a result of income tax positions taken during the period, resulting in a total liability for unrecognized tax benefits at March 31, 2011 of $32.2 million. If recognized in future periods, this liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following March 31, 2011 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.3 million and $0.6 million in gross interest and penalties expense related to unrecognized tax benefits in each of the three-month periods ended March 31, 2011 and 2010, respectively.  The Company had an accrual for interest and penalties in the amount of $5.9 million and $5.6 million at March 31, 2011 and December 31, 2010, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

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

13.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2010, the Company’s board of directors authorized a total of $547.7 million for repurchases under the Program and the Company had repurchased a total of 54.7 million shares of its common stock for approximately $447.7 million. During the three-month period ended March 31, 2011, the Company repurchased 2.2 million shares for approximately $31.5 million under the Program. As of March 31, 2011, up to an additional $68.5 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Subsequent to March 31, 2011, the Company repurchased 0.4 million shares for $6.2 million, leaving approximately $62.3 million available under the Program as of May 6, 2011.

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

14.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2011	2010
Net income	$16,862	$21,229

Weighted-average common shares outstanding - basic	80,687	82,892
Dilutive effect of stock options and employee benefit plans	957	604
Number of shares used to compute net income per common share - diluted	81,644	83,496

Net income per common share:
Basic	$0.21	$0.26
Diluted	$0.21	$0.25

Employee stock-based awards totaling 904,000 and 2,609,000 shares during the three-month periods ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method.

15.    LINE OF CREDIT

In November 2008, the Company obtained a line of credit with a bank group which allows for borrowings of up to $100 million through November 14, 2011 (the "Line of Credit"). The Line of Credit was amended on February 1, 2010. Advances under the Line of Credit bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's prime rate, (b) the federal funds rate plus 1.50%, and (c) the one month reserve adjusted daily LIBOR rate plus 1.50%, or (ii) the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.50% to 2.25% for LIBOR loans and from 0.50% to 1.25% for Base Rate loans.

Certain of the Company's domestic subsidiaries have guaranteed the obligations of the Company and all future domestic subsidiaries of the Company also are required to guarantee the obligations of the Company under the Line of Credit. The Company's obligations are secured by a lien on substantially all of its present and future assets pursuant to a separate security agreement (the "Security Agreement"). In addition, the obligations of each subsidiary guarantor are secured by a lien on substantially all of such subsidiary’s present and future assets pursuant to a separate guaranty agreement (the "Guaranty Agreement"). The subsidiary guarantees and the collateral under the Security Agreement are subject to release upon fulfillment of certain conditions specified in the Line of Credit, Security Agreement and the Guaranty Agreement.

The Line of Credit is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company pays a commitment fee on unused amounts up to a maximum of 0.50% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Line of Credit then outstanding may be declared due and payable. At March 31, 2011, no amount was outstanding on the Line of Credit.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million, and minimum unrestricted, unencumbered liquid asset requirements. At March 31, 2011 and December 31, 2010, the Company was in compliance with all of the financial covenants of the Line of Credit.

16.    SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.  The following table provides revenue and segment income from continuing operations for each of the Company’s four business segments. Segment income from continuing operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance, acquisition related costs, and certain legal fees; insurance; and, other corporate expenses.

	Revenue		Segment Income from Continuing Operations
	Three-month Period Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Affiliate Marketing	$34,474	$29,359	$20,489	$16,049
Media	36,202	30,803	7,848	7,666
Owned & Operated Websites	37,947	27,897	7,047	4,884
Technology	8,081	7,894	4,129	4,088
Inter-segment revenue	(193)	(271)	—	—
Total	$116,511	$95,682	$39,513	$32,687

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2011	2010
Segment income from operations	$39,513	$32,687
Corporate expenses	(6,200)	(6,789)
Stock-based compensation	(1,917)	(1,957)
Amortization of intangible assets	(4,888)	(4,966)
Consolidated income from operations	$26,508	$18,975

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media, Owned & Operated Websites, and Technology segments is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2011	2010
Affiliate Marketing	252	244
Media	682	489
Owned & Operated Websites	443	392
Technology	262	228
Corporate	115	253
Total	1,754	1,606

The Company’s operations are domiciled in the United States with operations internationally in Europe, Canada, South Africa, Korea, China and Japan through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained. The Company’s operations in Canada and China primarily support the revenue generated in the United States and, therefore, the costs associated with these operations are attributed to the United States in the determination of geographic income from operations shown below.

The Company’s geographic information was as follows (in thousands):

	Revenues
	Three-month Period Ended March 31,
	2011	2010
United States	$90,898	$74,413
United Kingdom	14,715	11,302
Other countries	12,309	11,062
Inter-regional eliminations	(1,411)	(1,095)
Total	$116,511	$95,682

	Income from Operations
	Three-month Period Ended March 31,
	2011	2010
United States	$23,520	$15,670
United Kingdom	3,650	2,349
Other countries	(662)	956
Total	$26,508	$18,975

For the three-month period ended March 31, 2011, one customer, Google, accounted for approximately 15.9% of total revenue. For the three-month period ended March 31, 2010, one customer, Google, accounted for approximately 13.1% of total revenue. Revenue from Google is recognized entirely in the Company's Owned & Operated Websites segment.

17.    SUBSEQUENT EVENTS

On April 21, 2011, the Company completed the acquisition of Greystripe, Inc. ("Greystripe"), a brand-focused mobile advertising network that provides ValueClick with immediate scale in the U.S. mobile advertising market. Under the terms of the agreement, the Company acquired all outstanding equity interests in Greystripe for cash consideration of approximately $70.0 million.
The Company is currently performing a valuation analysis of the assets and liabilities acquired and the resulting goodwill. As a result, the Company is unable to disclose these valuations at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

ValueClick, Inc. and its subsidiaries (collectively "ValueClick" or the "Company" or in the first person, "we", "us" and "our") is one of the world's largest and most comprehensive online marketing services companies. We sell targeted and measurable online advertising campaigns and programs for advertisers and advertising agency customers, generating qualified customer leads, online sales and increased brand recognition on their behalf with large numbers of online consumers.

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

AFFILIATE MARKETING

ValueClick's Affiliate Marketing segment, which operates under the "Commission Junction" brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. Advertisers that utilize the Commission Junction platform generally are only obligated to pay affiliates when the affiliate delivers a consumer who achieves the desired result, which is typically a closed e-commerce transaction or a new customer lead. By joining the Commission Junction network, advertisers gain access to: a) the Company's proprietary technology platform that has been developed over the past decade and is completely focused on the unique needs of the affiliate marketing channel; b) a proprietary network of tens of thousands of high-quality website publishers; and c) the Company's digital marketing expertise and campaign management teams who ensure advertisers' campaigns are optimized for maximum performance. Commission Junction's revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid by the Company's customers to affiliates or on a percentage of transaction revenue generated by the Company's customers from the programs managed with the Company's affiliate marketing platforms.

MEDIA

ValueClick's Media segment, which operates under the "ValueClick Media" brand name, provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet. ValueClick Media is able to access its customers' target audiences through the unique combination of: its proprietary broad-based network of thousands of high-quality online publishers; its vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media), and motherhood (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action ("CPA"), cost-per-thousand-impression ("CPM"), and cost-per-click ("CPC").
On February 1, 2010, the Company divested its promotional lead generation marketing business. The results of operations of the promotional lead generation marketing business are reported as discontinued operations for all periods presented. See Note 5 to our condensed consolidated financial statements contained in the quarterly report on Form 10-Q for additional information on this divestiture.

OWNED & OPERATED WEBSITES

ValueClick's Owned & Operated Websites segment services are offered through a number of transaction-focused branded websites including Pricerunner, Smarter.com, Couponmountain.com, and Investopedia.com. In 2009, ValueClick also launched a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education and business services.

The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Company's Investopedia.com website, which the Company acquired on August 3, 2010 as more fully described in Note 4 to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q, provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and the Company's other vertical content websites offer consumers information and reference material across a variety of topics. The Company's services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company's websites.

In addition to the Company's destination websites, Search123, which operates primarily in Europe, is ValueClick's self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis.

TECHNOLOGY

ValueClick's Technology segment, which operates under the brand name "Mediaplex", is an application services provider ("ASP") offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex's MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

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

	Three-month Period Ended March 31,
	2011	2010
	(in thousands)
Affiliate Marketing
Revenue	$34,474	$29,359
Cost of revenue	4,324	4,019
Gross profit	30,150	25,340
Operating expenses	9,661	9,291
Segment income from operations	$20,489	$16,049

Media
Revenue	$36,202	$30,803
Cost of revenue	19,713	15,853
Gross profit	16,489	14,950
Operating expenses	8,641	7,284
Segment income from operations	$7,848	$7,666

Owned & Operated Websites
Revenue	$37,947	$27,897
Cost of revenue	8,076	5,083
Gross profit	29,871	22,814
Operating expenses	22,824	17,930
Segment income from operations	$7,047	$4,884

Technology
Revenue	$8,081	$7,894
Cost of revenue	918	765
Gross profit	7,163	7,129
Operating expenses	3,034	3,041
Segment income from operations	$4,129	$4,088

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$39,513	$32,687
Corporate expenses	(6,200)	(6,789)
Stock-based compensation	(1,917)	(1,957)
Amortization of intangible assets	(4,888)	(4,966)
Consolidated income from operations	$26,508	$18,975

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$34,474	$29,359
Media	36,202	30,803
Owned & Operated Websites	37,947	27,897
Technology	8,081	7,894
Inter-segment eliminations	(193)	(271)
Consolidated revenue	$116,511	$95,682

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO MARCH 31, 2010

Revenue.   Consolidated revenue for the three-month period ended March 31, 2011 was $116.5 million compared to $95.7 million for the same period in 2010, representing a 21.8% increase, or $20.8 million.

 Affiliate Marketing segment revenue increased to $34.5 million for the three-month period ended March 31, 2011 compared to $29.4 million in the same period in 2010. This increase of $5.1 million, or 17.4%, was due to an increase in the number of customers and an increase in transaction volumes associated with existing customers. Changes in our pricing or the average order value of transactions closed did not have a significant impact on Affiliate Marketing revenue in the three month period ended March 31, 2011.

Media segment revenue increased to $36.2 million for the three-month period ended March 31, 2011 compared to $30.8 million for the same period in 2010. The increase of $5.4 million, or 17.5%, in Media segment revenue was primarily attributable to our larger media sales organization in the United States as compared to the year ago period.

Owned & Operated Websites segment revenue increased to $37.9 million for the three-month period ended March 31, 2011 compared to $27.9 million in the same period in 2010. The increase of $10.1 million, or 36.0%, was attributable to the acquisition of Investopedia.com in August 2010 as well as increased volume across all of our owned and operated businesses, particularly Search123 and Pricerunner.com in Europe and Smarter.com and Couponmountain.com domestically. It should be noted that Owned & Operated Websites segment revenue is concentrated with two major customers. A loss of, or reduction of revenue from, one or both of these customers could have a significant negative impact on the revenue and profitability of this segment and the Company.

Technology segment revenue was $8.1 million for the three-month period ended March 31, 2011 compared to $7.9 million for the same period in 2010, an increase of $187,000, or 2.4%.  The increase in revenue was due to higher volumes of ad serving in our international operations. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Owned & Operated Websites segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPL, or CPM basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs.  Our consolidated cost of revenue was $32.9 million for the three-month period ended March 31, 2011 compared to $25.5 million for the same period in 2010, an increase of $7.4 million, or 28.9%. Our consolidated gross margin was 71.8% and 73.4% for the three-month periods ended March 31, 2011 and 2010, respectively.

Cost of revenue for the Affiliate Marketing segment increased $305,000, or 7.6%, to $4.3 million for the three-month period ended March 31, 2011 compared to $4.0 million for the same period in 2010 due to the increase in revenue. Our Affiliate Marketing gross margin remained relatively consistent at 87.5% for the first quarter of 2011 compared to 86.3% for the same period in 2010.

Cost of revenue for the Media segment increased $3.9 million, or 24.3%, to $19.7 million for the three-month period ended March 31, 2011 compared to $15.9 million for the same period in 2010 due to the increase in revenue. Our Media segment gross margin decreased to 45.5% for the three-month period ended March 31, 2011 compared to 48.5% for the same period in 2010. The Media segment gross margin in the current year period was in-line with the historical norm for this segment, whereas the Media segment gross margin in the year ago period was higher than normal due to a mix of higher margin campaigns in that period.

Cost of revenue for the Owned & Operated Websites segment increased $3.0 million to $8.1 million for the three-month period ended March 31, 2011 compared to $5.1 million for the same period in 2010. Our Owned & Operated Websites segment gross margin decreased to 78.7% for the first quarter of 2011 from 81.8% for the same period in 2010 due primarily to the increase in publisher costs related to the higher Search123 revenue in Europe described above.

Technology segment cost of revenue increased $153,000, or 20.0%, to $918,000 for the three-month periods ended March 31, 2011 compared to $765,000 for the same period in 2010.  Our Technology segment gross margin remained relatively consistent at 88.6% for the three-month period ended March 31, 2011 compared to 90.3% for the same period in 2010.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of certain online and offline advertising costs, compensation and employee benefits of sales and marketing and related support teams, travel, trade shows, and marketing materials. Total sales and marketing expenses for the three-month period ended March 31, 2011 were $29.5 million compared to $24.5 million for the same period in 2010, an increase of $5.1 million, or 20.6%. Online advertising costs included in sales and marketing expenses relate to our Owned & Operated websites segment and are comprised primarily of amounts that we pay to website publishers and distribution partners that are not directly associated with a revenue-generating event, and were $16.9 million and $13.1 million in the three-month periods ended March 31, 2011 and 2010, respectively. The increase in online advertising costs is directly related to the increased revenue in the Owned & Operated Websites segment as described above. Other sales and marketing expenses increased due to increased salaries and wages as a result of increased headcount compared to the year ago period.  Our sales and marketing expenses as a percentage of revenue remained flat at 25.4% for the three-month period ended March 31, 2011 compared to 25.6% for the same period in 2010.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses decreased to $12.5 million, or 10.7% of revenue, for the three-month period ended March 31, 2011 compared to $13.8 million, or 14.4% of revenue, for the same period in 2010, a decrease of $1.3 million, or 9.4%. General and administrative expenses decreased primarily due to a decrease in legal fees associated with a matter that was resolved in the second quarter of 2010.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended March 31, 2011 were $10.2 million, or 8.7% of revenue, compared to $7.9 million, or 8.3% of revenue, for the same period in 2010, an increase of $2.2 million, or 28.3%. The increase in technology expenses was primarily due to increased salaries and wages as a result of increased headcount compared to the year ago period.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended March 31, 2011 increased 27.7%, or $4.4 million, to $20.5 million, from $16.0 million in the same period of the prior year, and represented 59.4% and 54.7% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

 Media segment income from operations for the three-month period ended March 31, 2011 increased 2.4%, or $182,000, to $7.8 million, from $7.7 million in the same period of the prior year, and represented 21.7% and 24.9% of Media segment revenue in these respective periods. Operating margin decreased from the prior year due to the lower gross margin as described above as well as higher operating expenses associated with increased headcount in this segment.

Owned & Operated Websites segment income from operations for the three-month period ended March 31, 2011 increased to $7.0 million from $4.9 million in the same period of the prior year.  The operating margin for this segment increased to 18.6% compared to 17.5% of Owned & Operated Websites segment revenue in these respective periods, primarily as a result of the higher relative profitability of Investopedia, which was acquired in the third quarter of 2010.

Technology segment income from operations for the three-month period ended March 31, 2011 remained consistent at $4.1 million for the three-month periods ended March 31, 2011 and 2010, and represented 51.1% and 51.8% of Technology segment revenue in these respective periods.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended March 31, 2011 remained consistent at $1.9 million compared to $2.0 million for the same period in 2010. We currently anticipate stock-based compensation in the range of $10 million to $11 million for the year ending December 31, 2011. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets remained consistent at $4.9 million for the three-month period ended March 31, 2011 compared to $5.0 million for the same period in 2010. We currently anticipate amortization expense of between $19 million and $21 million for the year ending December 31, 2011. This estimate includes amortization expense of between $4 million and $6 million associated with the Greystripe acquisition that closed on April 21,

2011. As the purchase price allocation is yet to be finalized, the amortization expense associated with Greystripe is subject to change.

Interest and Other Income, Net. Interest and other income, net decreased to $408,000 for the three-month period ended March 31, 2011 compared to $559,000 for the same period in 2010 due to higher foreign currency exchange losses related to intercompany receivable balances with certain of our European subsidiaries.

Income Tax Expense. For the three-month period ended March 31, 2011, we recorded income tax expense of $10.1 million compared to $8.2 million for the same period in 2010. The decrease in the effective income tax rate for the three-month period ended March 31, 2011 to 37.4% from 42.0% in the same period of the prior year was primarily due to certain state tax law changes effective as of January 1, 2011.  We currently anticipate an effective income tax rate for the year ending December 31, 2011 of approximately 38%.

Adjusted-EBITDA as a Non-GAAP Financial Performance Measure

In evaluating our business, we consider earnings from continuing operations before interest, income taxes, depreciation, amortization, and stock-based compensation ("Adjusted-EBITDA"), a non-GAAP financial measure, as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. We use Adjusted‑EBITDA in evaluating the overall performance of our business operations. We believe that this measure may also be useful to investors because it eliminates the effects of period-to-period changes in income from interest on our cash and marketable securities and the costs associated with income tax expense, capital investments, and stock‑based compensation expense which are not directly attributable to the underlying performance of our continuing business operations. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. Generally Accepted Accounting Principles (“GAAP”), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted‑EBITDA is a non-GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of income from continuing operations to Adjusted‑EBITDA:

	Three-month Period Ended March 31,
	2011	2010
	(in thousands)
Income from continuing operations	$16,862	$11,323
Interest and other income, net	(408)	(559)
Income tax expense	10,054	8,211
Amortization of intangible assets	4,888	4,966
Depreciation and leasehold amortization	1,754	1,606
Stock-based compensation	1,917	1,957
Adjusted-EBITDA	$35,067	$27,504

Adjusted-EBITDA for the three-month period ended March 31, 2011 increased to $35.1 million from $27.5 million for the same period in 2010, an increase of $7.6 million, or 27.5%. The increase is primarily due to the growth in our Affiliate Marketing and Owned & Operated Websites segments as described above and lower corporate expenses as compared to the year ago period.

Liquidity and Capital Resources

In recent years, we have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations. At March 31, 2011, our combined cash and cash equivalents balances totaled $199.8 million.

Net cash provided by operating activities remained relatively consistent compared to the year ago period, totaling $30.0 million for the three months ended March 31, 2011 compared to $30.6 million in the same period of 2010. An increase in cash resulting from increased operating income in the current period was offset by a decrease in the impact of net working capital changes on cash.

Net cash provided by investing activities totaled $2.0 million for the three-month period ended March 31, 2011 compared to net cash used of $2.5 million in the same period of 2010. The increase was due to the sale of marketable securities of $3.0 million, principal payments received on our note receivable of $0.9 million and lower equipment purchases for the three-month period ended March 31, 2011.

Net cash used by financing activities of $28.6 million for the three months ended March 31, 2011 was primarily related to common stock repurchases of $31.5 million, partially offset by $2.7 million in proceeds received from shares issued under our employee stock programs. Net cash used by financing activities of $24.3 million for the three months ended March 31, 2010 was primarily related to common stock repurchases of $25.3 million, partially offset by $1.1 million in proceeds received from shares issued under our employee stock programs.

Marketable Securities
The Company did not hold any marketable securities as of March 31, 2011. Marketable securities as of December 31, 2010 consisted of one auction rate security ("ARS") with a par value and an estimated fair value of $3.0 million. This ARS was sold in January 2011 at its par value.

Line of Credit

In November 2008, we entered into a $100 million line of credit with a bank group.  The line of credit expires in November 2011 and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 15.  The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock, and for general corporate purposes. We have not borrowed against the line of credit, and thus no amount was outstanding against the line of credit at March 31, 2011 and December 31, 2010, respectively.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2010, our board of directors authorized a total of $547.7 million for repurchases under the Program and we have repurchased a total of 54.7 million shares of our common stock for approximately $447.7 million. During the three-month period ended March 31, 2011, we repurchased 2.2 million shares for approximately $31.5 million under the Program. As of March 31, 2011, up to an additional $68.5 million of our capital may be used to repurchase shares of our outstanding common stock under the Program. Subsequent to March 31, 2011, we repurchased 0.4 million shares for $6.2 million, leaving approximately $62.3 million available under the Program as of May 6, 2011.

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

Commitments and Contingencies

Other than certain legal matters described below under Legal Proceedings, there were no significant changes to our commitments and contingencies during the three-month period ended March 31, 2011.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales credits, investments, stock-based compensation, income taxes, goodwill and other intangible assets, and contingencies and litigation. We base our estimates and assumptions on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In January 2010, the FASB issued additional authoritative guidance to improve disclosures about fair value measurements. The guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. The guidance also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, we adopted the disclosure amendments, and on January 1, 2011, we adopted amendments to Level 3 fair value measurements as described above. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued new accounting guidance related to the recognition of revenue from multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies are required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. In addition, the guidance requires additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010. We adopted this guidance as of January 1, 2011. The adoption of this guidance did not have any impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We do not believe that our current investment activities subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian dollars. The effect of foreign currency exchange rate fluctuations for the three-month period ended March 31, 2011 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $10.5 million, an estimated reduction of income before income taxes of approximately $2.5 million and an estimated reduction of net assets, excluding intercompany balances, of approximately $9.5 million. While we perform certain hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of March 31, 2011, we had $77.5 million in total current assets and $15.6 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian dollars.

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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 18, 2011, the Second District of the Court of Appeal for the State of California reversed the lower court's May 4, 2009 summary judgment ruling. The ruling means that the case is remanded back to the lower court to be decided on its merits. In addition, the Court of Appeal ruled that a one-year statute of limitations applies to the emails at issue in the case. This ruling significantly reduces the number of emails at issue in the case.

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

OUR PROFITABILITY MAY NOT REMAIN AT CURRENT LEVELS

We face risks that could prevent us from achieving our current profitability levels in future periods. These risks include, but are not limited to, our ability to:

•	adapt our products, services and cost structure to changing macroeconomic conditions;

•	maintain and increase our inventory of advertising space on publisher websites, ad exchanges and other sources;

•	maintain and increase the number of advertisers that use our products and services;

•	continue to expand the number of products and services we offer and the capacity of our systems;

•	adapt to changes in Web advertisers' marketing needs and policies, and the technologies used to generate Web advertisements;

•	respond to challenges presented by the large and increasing number of competitors in the industry;

•	respond to challenges presented by the continuing consolidation within our industry;

•	adapt to changes in legislation, taxation or regulation regarding Internet usage, advertising and e-commerce; and

•	adapt to changes in technology related to online advertising filtering software.

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

Our Owned & Operated Websites business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites. The majority of the revenue, and approximately one-half of the profitability, in our Owned & Operated Websites segment is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted. In the fourth quarter of 2009, our largest customer in our Owned & Operated Websites segment made changes that negatively impacted the amount of traffic that we could monetize with them. This change had a significant negative impact on the revenue levels of this segment beginning in the fourth quarter of 2009.

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR OWNED & OPERATED WEBSITES SEGMENT.

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM), search engine optimization (SEO), organic traffic, email campaigns, and distribution agreements with other website publishers. The current revenue and profitability levels of our Owned & Operated Websites segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Owned & Operated Websites segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, and with other large Internet display advertising networks. In addition, we compete in the online comparison shopping market with focused comparison shopping websites, and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, Google, AOL and MSN, have substantial proprietary online advertising inventory that may provide competitive advantages compared to our networks, and they have the ability to significantly influence pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have. Further, Google, Yahoo! and Microsoft have made acquisitions to put them in direct competition with a number of our offerings.

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

Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter advertisers' current or prospective spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations, cash flows and financial condition.

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
Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the "Spy Act of 2007") and the New York Attorney General's office has also pursued enforcement actions against companies in this industry. In addition, on December 1, 2010, the FTC issued its long-awaited staff report criticizing industry self-regulatory efforts as too slow and lacking adequate protections for consumers and emphasizing a need for simplified notice, choice and transparency to the consumer of the collection, use and sharing of their data. The FTC suggests various methods and measures, including an implementation of a "Do Not Track" mechanism - likely a persistent setting on consumers' browsers-that consumers can choose whether to allow the tracking of their online searching and browsing activities. As a result of the report, some of the browser makers have been working on their own do-not-track technical solutions, notably Microsoft Internet Explorer, Mozilla Firefox, Apple Safari and Google Chrome. Microsoft's Internet Explorer 9 offers a tracking protection feature that doesn't allow for tracking by allowing internet users to download tracking protection block lists which consequently block any third-party domain included in such block lists from serving content. This content-blocking feature, depending on the adoption by internet users, may adversely affect our ability to grow our company, maintain our current revenues and profitability, serve and monetize content and utilize our behavioral targeting platform. Legislatively on the federal level, there have been a number of House bills that have been introduced addressing online privacy, including Congressman Bobby Rush's Best Practices Act - H.R. 611, Congressman Cliff Stearns' Consumer Privacy Protection Act of 2011, and Congresswoman Jackie Speier's Do Not Track Me Online Act of 2011 - H.R. 654. In the Senate, Senators John Kerry and John McCain have introduced bipartisan privacy legislation (the Commercial Privacy Bill of Rights Act of 2011) that is designed to establish a regulatory framework for the comprehensive protection of personal data for individuals under the aegis of the Federal Trade Commission and for other purposes, including requiring that information that is used for online behavioral advertising that is not “sensitive personally identifiable information” be subject to clear, concise and timely notice and opt-out. On the state level, California has introduced a “Do Not Track Bill” - S.B. 761 that legislates the collection and use of information transmitted online. There are others within the House and the Senate and possibly other states that are looking to introduce bills regarding the privacy of online and offline data. These bills, if passed, could hinder growth in the use of the Web generally and adversely affect our business. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. Such measures could decrease the acceptance of the Web as a communications, commercial and advertising medium. We have policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.
WE COULD BE SUBJECT TO LEGAL CLAIMS, GOVERNMENT ENFORCEMENT ACTIONS AND DAMAGE TO OUR REPUTATION AND HELD LIABLE FOR OUR OR OUR CUSTOMERS' FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS, REGULATIONS OR POLICIES GOVERNING CONSUMER PRIVACY, WHICH COULD MATERIALLY HARM OUR BUSINESS.
Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress and the State of California currently have pending legislation regarding privacy and data security measures, as detailed in the above previous paragraph. Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.
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

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher that facilitated that sale is a New York-based entity. In 2011, the state of Illinois implemented similar regulations. In addition, several other states, including California, have proposed similar regulations, although most of the regulations proposed by these other states have not passed. While the New York sales tax requirement has not had a material impact on our Affiliate Marketing segment results of operations, and the Illinois sales tax requirement is not expected to have a material impact on our Affiliate Marketing segment results of operations, we are unable to determine the impact on our Affiliate Marketing business if other states adopt similar requirements.
IF OUR NOTE RECEIVABLE BECOMES UNCOLLECTIBLE, WE WOULD BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.
As more fully described in Note 6 to our condensed consolidated financial statements, we sold our Web Clients business on February 1, 2010 in exchange for a note receivable with a fair market value of $32.8 million. If this note receivable were to become uncollectible, we would be required to take a charge against earnings for the amount of the note that becomes uncollectible. This may have an adverse impact on our results of operations.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $269.5 million.  As of March 31, 2011, we have $184.8 million and $29.1 million of goodwill and amortizable intangible assets, respectively, remaining.

We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2010.  If macroeconomic conditions deteriorate in 2011 or our stock price experiences declines, we may be required to record additional impairment charges in the future.

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

As more fully described in Note 12 to our condensed consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our condensed consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes the Company’s repurchases of common stock during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 through January 31, 2011	—	$—	—	$ 100.0 million

February 1, 2011 through February 28, 2011	—	—	—	$ 100.0 million

March 1, 2011 through March 31, 2011	2,170,561	14.51	2,170,561	$ 68.5 million

Total	2,170,561	$14.51	2,170,561	$ 68.5 million
____________________
(1)        In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2010, the Company’s board of directors authorized a total of $547.7 million for repurchases under the Program and the Company had repurchased a total of 54.7 million shares of its common stock for approximately $447.7 million. During the three-month period ended March 31, 2011, the Company repurchased 2.2 million shares for approximately $31.5 million under the Program. As of March 31, 2011, up to an additional $68.5 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Subsequent to March 31, 2011, the Company repurchased 0.4 million shares for $6.2 million, leaving approximately $62.3 million available under the Program as of May 6, 2011.

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

(2)            Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

VALUECLICK, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	May 6, 2011