Form 10-Q
period 2011-06-30
VALUECLICK INC/CA
filed 2011-08-08
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2011 was 79,145,386.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,534	$194,317
Marketable securities	—	3,000
Accounts receivable, net	87,106	86,738
Prepaid expenses and other current assets	6,791	5,688
Income taxes receivable	11,694	7,091
Deferred tax assets	5,887	5,691
Total current assets	254,012	302,525
Note receivable	30,510	31,267
Property and equipment, net	14,169	12,414
Goodwill	232,174	183,218
Intangible assets acquired in business combinations, net	47,366	33,525
Deferred tax assets, less current portion	45,548	49,360
Other assets	1,092	1,258
TOTAL ASSETS	$624,871	$613,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$98,438	$100,974
Other current liabilities	1,719	2,284
Total current liabilities	100,157	103,258
Income taxes payable	37,593	36,595
Deferred tax liabilities	889	1,073
TOTAL LIABILITIES	138,639	140,926

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 79,129,258 and 80,974,145 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	79	81
Additional paid-in capital	529,328	555,859
Accumulated other comprehensive loss	(108)	(6,389)
Accumulated deficit	(43,067)	(76,910)
Total stockholders’ equity	486,232	472,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$624,871	$613,567

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended June 30,
	2011	2010

Revenue	$125,062	$99,601
Cost of revenue	40,098	27,346
Gross profit	84,964	72,255
Operating expenses:
Sales and marketing (includes stock-based compensation of $533 and $332 for 2011 and 2010, respectively)	27,868	27,117
General and administrative (includes stock-based compensation of $1,676 and $1,660 for 2011 and 2010, respectively)	13,562	13,363
Technology (includes stock-based compensation of $405 and $208 for 2011 and 2010, respectively)	10,853	8,302
Amortization of intangible assets	6,147	4,936
Total operating expenses	58,430	53,718

Income from operations	26,534	18,537
Interest and other income, net	657	2,437
Income before income taxes	27,191	20,974
Income tax expense	10,210	8,932
Net income	$16,981	$12,042

Net income per common share:
Basic	$0.22	$0.15
Diluted	$0.21	$0.15

Weighted-average shares used to calculate net income per common share:
Basic	78,981	81,551
Diluted	80,059	82,212

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Six-month Period Ended June 30,
	2011	2010

Revenue	$241,573	$195,283
Cost of revenue	72,975	52,845
Gross profit	168,598	142,438
Operating expenses:
Sales and marketing (includes stock-based compensation of $819 and $660 for 2011 and 2010, respectively)	57,417	51,612
General and administrative (includes stock-based compensation of $3,089 and $3,097 for 2011 and 2010, respectively)	26,085	27,186
Technology (includes stock-based compensation of $623 and $400 for 2011 and 2010, respectively)	21,019	16,226
Amortization of intangible assets	11,035	9,902
Total operating expenses	115,556	104,926

Income from operations	53,042	37,512
Interest and other income, net	1,065	2,996
Income before income taxes	54,107	40,508
Income tax expense	20,264	17,143
Income from continuing operations	33,843	23,365

Loss from discontinued operations (Note 5)	—	(134)
Gain on sale, net of tax	—	10,040

Net income	$33,843	$33,271

Basic income per common share from:
Continuing operations	$0.42	$0.28
Discontinued operations	$—	$0.12
Net income	$0.42	$0.40

Diluted income per common share from:
Continuing operations	$0.42	$0.28
Discontinued operations	$—	$0.12
Net income	$0.42	$0.40

Weighted-average shares used to calculate net income per common share:
Basic	79,829	82,218
Diluted	80,847	82,850

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	—	—	80,974,145	$81	$555,859	$(6,389)	$(76,910)	$472,641
Non-cash, stock-based compensation	—	—	—	—	4,531	—	—	4,531
Shares issued in connection with employee stock programs	—	—	744,663	—	5,336	—	—	5,336
Repurchase and retirement of common stock	—	—	(2,589,550)	(2)	(37,704)	—	—	(37,706)
Tax benefit from employee stock transactions	—	—	—	—	1,306	—	—	1,306
Comprehensive income:
Net income	—	—	—	—	—	—	33,843	33,843
Foreign currency translation	—	—	—	—	—	6,281	—	6,281
Total comprehensive income								40,124
Balance at June 30, 2011	—	—	79,129,258	$79	$529,328	$(108)	$(43,067)	$486,232

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-month Period Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$33,843	$33,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,551	13,116
Amortization of discount on note receivable	(1,163)	(1,328)
Provision for doubtful accounts and sales credits	851	612
Gain on sale of business, net of tax	—	(10,040)
Non-cash, stock-based compensation	4,531	4,157
Deferred income taxes	607	(608)
Tax benefit from stock-based awards	1,306	29
Excess tax benefit from stock-based awards	(1,546)	(464)
Changes in operating assets and liabilities	(7,342)	3,055
Net cash provided by operating activities	45,638	41,800

Cash flows from investing activities:
Proceeds from the sales of marketable securities	3,000	—
Purchases of property and equipment	(5,127)	(3,920)
Proceeds from the disposition of property and equipment	—	2,613
Principal payments received on note receivable	1,824	873
Acquisition of business, net of cash acquired	(68,886)	—
Net cash used in investing activities	(69,189)	(434)

Cash flows from financing activities:
Repurchases and retirement of common stock	(37,706)	(25,343)
Proceeds from shares issued under employee stock programs	5,336	1,884
Excess tax benefit from stock-based awards	1,546	464
Net cash used in financing activities	(30,824)	(22,995)

Effect of exchange rate changes on cash and cash equivalents	2,592	(5,121)
Net (decrease) increase in cash and cash equivalents	(51,783)	13,250

Cash and cash equivalents, beginning of period	194,317	158,497
Cash and cash equivalents, end of period	$142,534	$171,747

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (''ValueClick'' or the "Company'') offer a suite of products and services that enable marketers to advertise and sell their products through major online marketing channels including display advertising, comparison shopping and affiliate marketing. The Company also offers technology infrastructure tools and services that enable marketers to implement and manage their own online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.

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

MEDIA - ValueClick's Media segment, which operates under the ''ValueClick Media'' brand name, provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In addition, in April 2011, the Company acquired the leading brand-focused mobile advertising network, Greystripe, Inc. ("Greystripe"), and has integrated Greystripe into its Media segment. ValueClick Media and Greystripe (collectively "ValueClick Media") are able to access their customers' target audiences through the unique combination of: proprietary broad-based network of thousands of high-quality online publishers; proprietary relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action (''CPA''), cost-per-thousand-impression (''CPM''), and cost-per-click (''CPC'').

On February 1, 2010, the Company divested its promotional lead generation marketing business and has reported its results of operations as discontinued operations for all periods presented. See Note 5 for additional information on this divestiture.

OWNED & OPERATED WEBSITES - ValueClick's Owned & Operated Websites segment services are offered through a number of branded websites, including Pricerunner, Smarter.com, Couponmountain.com, and Investopedia.com, and a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education, and business services.

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

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. This standard is effective for interim and annual periods beginning after December 15, 2011 and requires retrospective application. Because this guidance affects financial statement presentation only, it will have no effect on the Company's financial position, results of operations or cash flows.

3.    STOCK-BASED COMPENSATION

In the three-month periods ended June 30, 2011 and 2010, the Company recognized stock-based compensation of $2.6 million and $2.2 million, respectively. In the six-month periods ended June 30, 2011 and 2010, the Company recognized stock-based compensation of $4.5 million and $4.2 million, respectively. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
Sales and marketing	$533	$332	$819	$660
General and administrative	1,676	1,660	3,089	3,097
Technology	405	208	623	400
Stock-based compensation	2,614	2,200	4,531	4,157
Related income tax benefits	(890)	(772)	(1,661)	(1,486)
Stock-based compensation, net of tax benefits	$1,724	$1,428	$2,870	$2,671

4.    RECENT BUSINESS COMBINATIONS

Greystripe, Inc. On April 21, 2011, the Company completed the acquisition of Greystripe, a brand-focused mobile advertising network. Under the terms of the agreement, the Company acquired all outstanding equity interests in Greystripe for cash consideration of $70.6 million. The Company incurred $127,000 in transaction costs, which is recorded in the "General and administrative expense" caption in the accompanying Condensed Consolidated Statements of Operations.

Greystripe provides the Company with immediate scale in the U.S. mobile advertising market. This factor contributed to a purchase price in excess of the fair value of Greystripe's net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of Greystripe's operations are included in the Company's consolidated financial statements beginning on April 21, 2011.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values, and the useful lives, in years, assigned to intangible assets, is as follows (in thousands):

Cash		$1,871
Accounts receivable and other assets		3,450
Deferred tax assets		6,856
Property and equipment		110
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	10,150
Developed technologies and websites	4	11,890
Trademarks, trade names and domain names	4	340
Convenants not to compete	1.5	1,920
Goodwill		47,263
Total assets acquired		83,850
Deferred tax liability		(9,641)
Other liabilities assumed		(3,579)
Total		$70,630

The identifiable intangible assets, goodwill and deferred income taxes resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis. Any such change may result in reclassification between identifiable intangible assets, goodwill and deferred income taxes.

The Company does not expect any goodwill to be tax deductible. The Company does not consider the acquisition of Greystripe material for purposes of further disclosure.

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

5.    DISCONTINUED OPERATIONS

On February 1, 2010, the Company completed the disposition of its promotional lead generation marketing business, operated through its subsidiary Web Marketing Holdings LLC ("Web Clients"). The proceeds from the sale consisted of a $45.0 million (face amount) five-year note receivable bearing interest at the rate of five percent. The estimated fair value of the note receivable was $32.8 million on the date of sale. Refer to Note 6 for additional information on the note receivable. The divestiture generated, in the first quarter of 2010, a pre-tax gain of $1.1 million, and a $10.0 million gain net of income taxes due to an $8.9 million tax benefit related to tax deductible goodwill that was realized upon the sale of Web Clients. The historical results of Web Clients are treated as discontinued operations herein.

The following amounts related to Web Clients were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Six-month Period Ended June 30,
	2011	2010
Revenue	$—	$5,926

Loss before income taxes from discontinued operations	—	(222)
Income tax benefit	—	(88)
Loss from discontinued operations, net of tax	$—	$(134)

6.    NOTE RECEIVABLE

As discussed in Note 5, the Company sold its Web Clients business on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated discounted fair value of a $45.0 million (face amount) five-year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten year period and a balloon payment at the end of the fifth year. The note is collateralized by substantially all of the assets of the buyer, consisting of Web Clients and other unrelated businesses. The collateralization of Web Clients resulted in the identification of Web Clients as a variable interest entity. However, because the Company does not have the power to direct the day-to-day operations of Web Clients and the risk of loss is limited to the amount of the note receivable, the Company is not considered the primary beneficiary and is not required to consolidate this variable interest entity. Other than the note receivable, the Company has not, nor does it intend to, provide financial or other support to Web Clients.

The following table details the composition of the note receivable at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Note receivable, gross	$40,524	$42,348
Discount	(8,549)	(9,712)
Note receivable, net of discount	31,975	32,636
Less: current portion	(1,465)	(1,369)
Note receivable, less current portion	$30,510	$31,267

The Company classifies the portion of the note receivable due within one year as current assets in the caption “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of June 30, 2011 is classified separately on the Condensed Consolidated Balance Sheets. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of June 30, 2011 and December 31, 2010, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the “Interest and other income, net” caption in the accompanying Condensed Consolidated Statements of Operations. Total interest income related to this note was $1.1 million and $2.2 million for the three- and six-month periods ended June 30, 2011. Total interest income related to this note was $1.1 million and $1.9 million for the three- and six-month periods ended June 30, 2010.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the six-month period ended June 30, 2011 were as follows (in thousands):

	Affiliate Marketing	Media	Owned & Operated Websites	Total
Balance at December 31, 2010	$30,441	$105,914	$46,863	$183,218
Foreign currency translation adjustments	338	143	1,221	1,702
Tax adjustments	—	(9)	—	(9)
Acquisition	—	47,263	—	47,263
Balance at June 30, 2011	$30,779	$153,311	$48,084	$232,174

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of June 30, 2011 were as follows (in thousands):

	Affiliate Marketing	Media	Owned & Operated Websites	Total
Goodwill	$30,779	$265,311	$258,084	$554,174
Accumulated impairment losses	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,779	$153,311	$48,084	$232,174

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
June 30, 2011:
Customer, affiliate and advertiser relationships	$51,624	$(35,870)	$15,754
Trademarks, trade names and domain names	30,950	(18,961)	11,989
Developed technologies and websites	46,456	(28,654)	17,802
Covenants not to compete	9,420	(7,599)	1,821
Total intangible assets	$138,450	$(91,084)	$47,366

December 31, 2010:
Customer, affiliate and advertiser relationships	$48,327	$(39,507)	$8,820
Trademarks, trade names and domain names	29,811	(16,899)	12,912
Developed technologies and websites	34,399	(23,690)	10,709
Covenants not to compete	7,500	(6,416)	1,084
Total intangible assets	$120,037	$(86,512)	$33,525

For the six-month period ended June 30, 2011, the increase in the gross intangible assets balance was primarily due to the acquisition of Greystripe of $24.3 million and foreign currency translation adjustments of approximately $1.6 million, offset by a $7.5 million write-off of a fully amortized customer relationship asset. The Company recognized amortization expense of $6.1 million and $4.9 million on intangible assets for the three-month periods ended June 30, 2011 and 2010, respectively. Amortization expense was $11.0 million and $9.9 million for the six-month periods ended June 30, 2011 and 2010, respectively. Estimated intangible asset amortization expense for the remainder of 2011, the succeeding five years and thereafter, is as follows (in thousands):

Six months ending December 31, 2011	$8,857
2012	$14,008
2013	$7,899
2014	$6,798
2015	$4,683
Thereafter	$5,121

8.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.1 million at June 30, 2011 and $4.0 million at December 31, 2010. No customers accounted for more than 10% of the accounts receivable balance at June 30, 2011 or December 31, 2010.

9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Computer equipment and purchased software	$36,823	$34,582
Furniture and equipment	4,499	4,464
Leasehold improvements	2,840	2,415
Property and equipment, gross	44,162	41,461
Less: accumulated depreciation and amortization	(29,993)	(29,047)
Total property and equipment, net	$14,169	$12,414

10.    FAIR VALUE MEASUREMENT OF ASSETS

As of June 30, 2011, the Company did not hold assets that are required to be measured at fair value on a recurring basis. As of December 31, 2010, the Company held certain immaterial assets that are required to be measured at fair value on a recurring basis. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable and for identifiable assets in less active markets; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

On January 18, 2011, the Second District of the Court of Appeal for the State of California reversed the lower court's May 4, 2009 summary judgment ruling. The ruling means that the case is remanded back to the lower court to be decided on its merits. In addition, the Court of Appeal ruled that a one-year statute of limitations applies to the emails at issue in the case. This ruling significantly reduces the number of emails at issue in the case. A trial date in this matter has been set for April of 2012.

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

12.    INCOME TAXES

As of December 31, 2010, the Company had recorded a liability of $31.8 million for unrecognized tax benefits. During the three- and six-month periods ended June 30, 2011, the Company’s liability for unrecognized tax benefits increased by $0.3 million and $0.7 million, respectively, as a result of income tax positions taken during the period, resulting in a total liability for unrecognized tax benefits at June 30, 2011 of $32.5 million. If recognized in future periods, this liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following June 30, 2011 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.4 million and $0.7 million in gross interest and penalties expense related to unrecognized tax benefits in each of the three-month periods ended June 30, 2011 and 2010, respectively. During the six-month periods ended June 30, 2011 and 2010, the Company recognized $0.7 million and $1.3 million, respectively, in gross interest and penalties expense related to unrecognized tax benefits. The Company had an accrual for interest and penalties in the amount of $6.3 million and $5.6 million at June 30, 2011 and December 31, 2010, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

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

13.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2010, the Company’s board of directors authorized a total of $547.7 million for repurchases under the Program and the Company had repurchased a total of 54.7 million shares of its common stock for approximately $447.7 million. The Company repurchased 0.4 million shares for $6.2 million and 2.6 million shares for $37.7 million during the three- and six-month periods ended June 30, 2011, respectively. As of June 30, 2011, up to an additional $62.3 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

14.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
Net income	$16,981	$12,042	$33,843	$33,271

Weighted-average common shares outstanding - basic	78,981	81,551	79,829	82,218
Dilutive effect of stock options and employee benefit plans	1,078	661	1,018	632
Number of shares used to compute net income per common share - diluted	80,059	82,212	80,847	82,850

Net income per common share:
Basic	$0.22	$0.15	$0.42	$0.40
Diluted	$0.21	$0.15	$0.42	$0.40

Employee stock-based awards totaling 429,000 shares and 2,297,000 shares during the three-month periods ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method. For the six-month periods ended June 30, 2011 and 2010, the number of anti-dilutive shares excluded from the diluted net income per common share computation was 665,000 and 2,452,000, respectively.

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

The Line of Credit is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company pays a commitment fee on unused amounts up to a maximum of 0.50% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Line of Credit then outstanding may be declared due and payable. At June 30, 2011 and December 31, 2010, no amount was outstanding on the Line of Credit.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million, and minimum unrestricted, unencumbered liquid asset requirements. At June 30, 2011 and December 31, 2010, the Company was in compliance with all of the financial covenants of the Line of Credit.

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

	Revenue		Segment Income from Continuing Operations
	Three-month Period Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Affiliate Marketing	$32,616	$28,738	$19,116	$15,274
Media	42,986	31,637	9,008	7,566
Owned & Operated Websites	40,554	31,986	8,895	5,510
Technology	9,092	7,610	4,730	3,775
Inter-segment revenue	(186)	(370)	—	—
Total	$125,062	$99,601	$41,749	$32,125

	Revenue		Segment Income from Continuing Operations
	Six-month Period Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Affiliate Marketing	$67,090	$58,097	$39,605	$31,323
Media	79,188	62,440	16,856	15,232
Owned & Operated Websites	78,501	59,883	15,942	10,394
Technology	17,173	15,504	8,859	7,863
Inter-segment revenue	(379)	(641)	—	—
Total	$241,573	$195,283	$81,262	$64,812

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
Segment income from operations	$41,749	$32,125	$81,262	$64,812
Corporate expenses	(6,454)	(6,452)	(12,654)	(13,241)
Stock-based compensation	(2,614)	(2,200)	(4,531)	(4,157)
Amortization of intangible assets	(6,147)	(4,936)	(11,035)	(9,902)
Consolidated income from operations	$26,534	$18,537	$53,042	$37,512

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media, Owned & Operated Websites, and Technology segments is as follows for each period (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
Affiliate Marketing	$288	$263	$540	$507
Media	706	575	1,388	1,063
Owned & Operated Websites	456	365	899	757
Technology	247	210	509	437
Corporate	65	196	180	450
Total	$1,762	$1,609	$3,516	$3,214

The Company’s operations are domiciled in the United States with operations internationally in Europe, Canada, South Africa, Korea, China, and Japan through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained. The Company’s operations in Canada and China primarily support the revenue generated in the United States and, therefore, the costs associated with these operations are attributed to the United States in the determination of geographic income from operations shown below.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
United States	$98,107	$78,628	$189,005	$153,041
United Kingdom	14,661	11,452	29,376	22,754
Other countries	13,770	10,707	26,079	21,770
Inter-regional eliminations	(1,476)	(1,186)	(2,887)	(2,282)
Total	$125,062	$99,601	$241,573	$195,283

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
United States	$24,152	$15,384	$47,672	$31,055
United Kingdom	3,567	2,180	7,217	4,528
Other countries	(1,185)	973	(1,847)	1,929
Total	$26,534	$18,537	$53,042	$37,512

For the three-month periods ended June 30, 2011 and 2010, one customer, Google, accounted for approximately 17.2% and 15.0%, respectively, of total revenue. For the six-month periods ended June 30, 2011 and 2010, one customer, Google, accounted for approximately 16.6% and 14.1%, respectively, of total revenue. Revenue from Google is recognized entirely in the Company's Owned & Operated Websites segment.

17.    SUBSEQUENT EVENTS

On August 1, 2011, the Company signed an Agreement and Plan of Merger with Dotomi, Inc., a provider of data driven display marketing solutions. The closing of the acquisition is subject to customary closing conditions, including regulatory review, and is expected to be completed before the end of the third quarter of 2011. The total merger consideration is approximately $295 million, plus unvested equity awards assumed by the Company with an estimated value of approximately $15 million.
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

We generate the audiences for our advertisers' campaigns through a combination of: networks of third-party websites, ad exchanges, mobile applications, spot buys from large publisher partners, and search engines. We optimize these inventory sources for specific marketing goals, and deliver the campaigns across the appropriate sources to meet our advertisers' target campaign metrics. As a result of our significant customer relationships and ability to access large volumes of online and mobile inventory, we are one of the industry's largest providers, with: industry expertise and proprietary technology platforms for online advertising inventory aggregation; campaign targeting and optimization, delivery, measurement, and reporting; and, payment settlement and delivery services. We also own and operate a number of websites in the areas of comparison shopping, coupons and deals, financial services, and other verticals.

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

MEDIA

ValueClick's Media segment, which operates under the "ValueClick Media" brand name, provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In addition, in April 2011, we acquired the leading brand-focused mobile advertising network, Greystripe, and have integrated Greystripe into our Media segment. ValueClick Media and Greystripe (collectively "ValueClick Media") are able to access their customers' target audiences through the unique combination of: proprietary broad-based network of thousands of high-quality online publishers; proprietary relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action ("CPA"), cost-per-thousand-impression ("CPM"), and cost-per-click ("CPC"). On February 1, 2010, the Company divested its promotional lead generation marketing business. The results of operations of the promotional lead generation marketing business are reported as discontinued operations for all periods presented. See Note 5 to our condensed consolidated financial statements contained in the quarterly report on Form 10-Q for additional information on this divestiture.

OWNED & OPERATED WEBSITES

ValueClick's Owned & Operated Websites segment services are offered through a number of branded websites, including Pricerunner, Smarter.com, Couponmountain.com, and Investopedia.com, and a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education, and business services.

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

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Affiliate Marketing
Revenue	$32,616	$28,738	$67,090	$58,097
Cost of revenue	4,314	4,418	8,638	8,437
Gross profit	28,302	24,320	58,452	49,660
Operating expenses	9,186	9,046	18,847	18,337
Segment income from operations	$19,116	$15,274	$39,605	$31,323

Media
Revenue	$42,986	$31,637	$79,188	$62,440
Cost of revenue	23,082	16,908	42,795	32,761
Gross profit	19,904	14,729	36,393	29,679
Operating expenses	10,896	7,163	19,537	14,447
Segment income from operations	$9,008	$7,566	$16,856	$15,232

Owned & Operated Websites
Revenue	$40,554	$31,986	$78,501	$59,883
Cost of revenue	11,954	5,434	20,030	10,517
Gross profit	28,600	26,552	58,471	49,366
Operating expenses	19,705	21,042	42,529	38,972
Segment income from operations	$8,895	$5,510	$15,942	$10,394

Technology
Revenue	$9,092	$7,610	$17,173	$15,504
Cost of revenue	888	860	1,806	1,625
Gross profit	8,204	6,750	15,367	13,879
Operating expenses	3,474	2,975	6,508	6,016
Segment income from operations	$4,730	$3,775	$8,859	$7,863

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$41,749	$32,125	$81,262	$64,812
Corporate expenses	(6,454)	(6,452)	(12,654)	(13,241)
Stock-based compensation	(2,614)	(2,200)	(4,531)	(4,157)
Amortization of intangible assets	(6,147)	(4,936)	(11,035)	(9,902)
Consolidated income from operations	$26,534	$18,537	$53,042	$37,512

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$32,616	$28,738	$67,090	$58,097
Media	42,986	31,637	79,188	62,440
Owned & Operated Websites	40,554	31,986	78,501	59,883
Technology	9,092	7,610	17,173	15,504
Inter-segment eliminations	(186)	(370)	(379)	(641)
Consolidated revenue	$125,062	$99,601	$241,573	$195,283

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010

Revenue.   Consolidated revenue for the three-month period ended June 30, 2011 was $125.1 million compared to $99.6 million for the same period in 2010, representing a 25.6% increase, or $25.5 million.

 Affiliate Marketing segment revenue increased to $32.6 million for the three-month period ended June 30, 2011 compared to $28.7 million in the same period in 2010. This increase of $3.9 million, or 13.5%, was due to an increase in the number of customers and an increase in transaction volumes associated with existing customers. Changes in our pricing or the average order value of transactions closed on our network did not have a significant impact on Affiliate Marketing revenue in the three-month period ended June 30, 2011.

Media segment revenue increased to $43.0 million for the three-month period ended June 30, 2011 compared to $31.6 million for the same period in 2010. The increase of $11.3 million, or 35.9%, in Media segment revenue was primarily attributable to our larger media sales organization in the United States as compared to the year ago period, which allowed us to more effectively participate in the strong online display advertising market, and the acquisition of Greystripe, which contributed $3.7 million of revenue during the period from its acquisition date, April 21, 2011, through June 30, 2011.

Owned & Operated Websites segment revenue increased to $40.6 million for the three-month period ended June 30, 2011 compared to $32.0 million in the same period in 2010. The increase of $8.6 million, or 26.8%, was attributable to the acquisition of Investopedia.com in August 2010 as well as increased volume across all of our owned and operated businesses, particularly Search123 and Pricerunner.com in Europe and Smarter.com and Couponmountain.com domestically. Owned & Operated Websites segment revenue is concentrated with two major customers, Google and Yahoo!. A loss of, or reduction of revenue from, one or both of these customers could have a significant negative impact on the revenue and profitability of this segment and the Company.

Technology segment revenue was $9.1 million for the three-month period ended June 30, 2011 compared to $7.6 million for the same period in 2010, an increase of $1.5 million, or 19.5%.  The increase in revenue was due to higher volumes of ad serving in both our domestic and international operations. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Owned & Operated Websites segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPM, or cost-per-lead basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs.  Our consolidated cost of revenue was $40.1 million for the three-month period ended June 30, 2011 compared to $27.3 million for the same period in 2010, an increase of $12.8 million, or 46.6%. Our consolidated gross margin was 67.9% and 72.5% for the three-month periods ended June 30, 2011 and 2010, respectively. Consolidated gross margin decreased from the year ago period due to a mix shift in traffic acquisition sources for the Owned & Operated Websites segment as discussed below.

Cost of revenue for the Affiliate Marketing segment remained consistent at $4.3 million for the three-month period ended June 30, 2011 compared to $4.4 million for the same period in 2010. Our Affiliate Marketing gross margin increased to 86.8% for the second quarter of 2011 compared to 84.6% for the same period in 2010 due to the leverage associated with increased revenue.

Cost of revenue for the Media segment increased $6.2 million, or 36.5%, to $23.1 million for the three-month period ended June 30, 2011 compared to $16.9 million for the same period in 2010 due to the increase in revenue. Our Media segment gross margin remained flat at 46.3% for the three-month period ended June 30, 2011 compared to 46.6% for the same period in 2010.

Cost of revenue for the Owned & Operated Websites segment increased $6.5 million to $12.0 million for the three-month period ended June 30, 2011 compared to $5.4 million for the same period in 2010. Our Owned & Operated Websites segment gross margin decreased to 70.5% for the second quarter of 2011 from 83.0% for the same period in 2010 due to a mix shift in this segment's traffic acquisition strategies, which increased the mix of consumer traffic coming from distribution partners with a revenue-share relationship, and decreased the mix of consumer traffic coming from sources that we pay on a CPC basis. Traffic costs purchased on a CPC basis are included in sales and marketing expense. The mix shift of traffic sources did not have a material impact on the overall operating margin of the Owned & Operated Websites segment, as discussed below.

Technology segment cost of revenue remained flat at $0.9 million for the three-month periods ended June 30, 2011 and 2010.  Our Technology segment gross margin increased to 90.2% for the three-month period ended June 30, 2011 compared to 88.7% for the same period in 2010 due to the operating leverage associated with the higher revenue.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of certain online and offline advertising costs, compensation and employee benefits of sales and marketing and related support teams, travel, trade shows, and marketing materials. Total sales and marketing expenses for the three-month period ended June 30, 2011 were $27.9 million compared to $27.1 million for the same period in 2010, an increase of $0.8 million, or 2.8%. Increases in sales and marketing expenses as a result of increased headcount were offset by lower online advertising costs in our Owned & Operated segment due to a shift in that segment's traffic acquisition strategies, as discussed above.  Our sales and marketing expenses as a percentage of revenue decreased to 22.3% for the three-month period ended June 30, 2011 compared to 27.2% for the same period in 2010.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $13.6 million for the three-month period ended June 30, 2011 compared to $13.4 million for the same period in 2010, an increase of $0.2 million. As a percentage of revenue, general and administrative expenses decreased to 10.8% compared to 13.4% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended June 30, 2011 were $10.9 million, or 8.7% of revenue, compared to $8.3 million, or 8.3% of revenue, for the same period in 2010, an increase of $2.6 million, or 30.7%. The increase in technology expenses was primarily due to increased salaries and wages as a result of increased headcount to support the growth in our business.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended June 30, 2011 increased 25.2%, or $3.8 million, to $19.1 million, from $15.3 million in the same period of the prior year, and represented 58.6% and 53.1% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

 Media segment income from operations for the three-month period ended June 30, 2011 increased 19.1%, or $1.4 million, to $9.0 million, from $7.6 million in the same period of the prior year, and represented 21.0% and 23.9% of Media segment revenue in these respective periods. Operating margin decreased from the prior year primarily due to higher operating expenses associated with increased headcount in this segment as well as the acquisition of Greystripe, which currently has an operating margin that is less than other components of this segment due to investments to drive growth in the mobile advertising market.

Owned & Operated Websites segment income from operations for the three-month period ended June 30, 2011 increased to $8.9 million from $5.5 million in the same period of the prior year.  The operating margin for this segment increased to 21.9% compared to 17.2% of Owned & Operated Websites segment revenue in these respective periods, primarily as a result of the higher relative profitability of Investopedia, which was acquired in the third quarter of 2010.

Technology segment income from operations for the three-month period ended June 30, 2011 was $4.7 million and $3.8 million for the three-month periods ended June 30, 2011 and 2010, and represented 52.0% and 49.6% of Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended June 30, 2011 increased to $2.6 million compared to $2.2 million for the same period in 2010. The increase in stock-based compensation is primarily due to stock options assumed in connection with the acquisition of Greystripe. We currently anticipate stock-based compensation in the range of $10 million to $11 million for the year ending December 31, 2011. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets increased to $6.1 million for the three-month period ended June 30, 2011 compared to $4.9 million for the same period in 2010. The increase in amortization of intangible assets is due to the acquisition of Greystripe. We currently anticipate amortization expense of between $19 million and $21 million for the year ending December 31, 2011. This estimate includes amortization expense of between $4 million and $6 million associated with the Greystripe acquisition that closed on April 21, 2011. As the purchase price allocation is yet to be finalized, the amortization expense associated with Greystripe is subject to change.

Interest and Other Income, Net. Interest and other income, net decreased to $0.7 million for the three-month period ended June 30, 2011 compared to $2.4 million for the same period in 2010, as the year ago period included foreign currency exchange gains of $1.3 million while the current period included foreign currency exchange losses of $0.4 million.

Income Tax Expense. For the three-month period ended June 30, 2011, we recorded income tax expense of $10.2 million compared to $8.9 million for the same period in 2010. The decrease in the effective income tax rate for the three-month period ended June 30, 2011 to 37.5% from 42.6% in the same period of the prior year was primarily due to certain state tax law changes effective as of January 1, 2011. We currently anticipate an effective income tax rate for the year ending December 31, 2011 of approximately 38%.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010

Revenue.   Consolidated revenue for the six-month period ended June 30, 2011 was $241.6 million compared to $195.3 million for the same period in 2010, representing a 23.7% increase, or $46.3 million.

 Affiliate Marketing segment revenue increased to $67.1 million for the six-month period ended June 30, 2011 compared to $58.1 million in the same period in 2010. This increase of $9.0 million, or 15.5%, was due to an increase in the number of customers and an increase in transaction volumes associated with existing customers. Changes in our pricing or the average order value of transactions closed on our network did not have a significant impact on Affiliate Marketing revenue in the six-month period ended June 30, 2011.

Media segment revenue increased to $79.2 million for the six-month period ended June 30, 2011 compared to $62.4 million for the same period in 2010. The increase of $16.7 million, or 26.8%, in Media segment revenue was primarily attributable to our larger media sales organization in the United States as compared to the year ago period, which allowed us to more effectively participate in the strong online display advertising market, and the acquisition of Greystripe, which contributed $3.7 million of revenue during the six-month period ended June 30, 2011.

Owned & Operated Websites segment revenue increased to $78.5 million for the six-month period ended June 30, 2011 compared to $59.9 million in the same period in 2010. The increase of $18.6 million, or 31.1%, was attributable to the acquisition of Investopedia.com in August 2010 as well as increased volume across all of our owned and operated businesses, particularly Search123 and Pricerunner.com in Europe and Smarter.com and Couponmountain.com domestically. Owned & Operated Websites segment revenue is concentrated with two major customers, Google and Yahoo!. A loss of, or reduction of revenue from, one or both of these customers could have a significant negative impact on the revenue and profitability of this segment and the Company.

Technology segment revenue was $17.2 million for the six-month period ended June 30, 2011 compared to $15.5 million for the same period in 2010, an increase of $1.7 million, or 10.8%.  The increase in revenue was due to higher volumes of ad serving in both our domestic and international operations. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.  Our consolidated cost of revenue was $73.0 million for the six-month period ended June 30, 2011 compared to $52.8 million for the same period in 2010, an increase of $20.1 million, or 38.1%. Our consolidated gross margin was 69.8% and 72.9% for the six-month periods ended June 30, 2011 and 2010, respectively.

Cost of revenue for the Affiliate Marketing segment increased $0.2 million, or 2.4%, to $8.6 million for the six-month period ended June 30, 2011 compared to $8.4 million for the same period in 2010 due to the increase in revenue. Our Affiliate Marketing gross margin increased to 87.1% for the second quarter of 2011 compared to 85.5% for the same period in 2010 due to the leverage associated with higher revenue as described above.

Cost of revenue for the Media segment increased $10.0 million, or 30.6%, to $42.8 million for the six-month period ended June 30, 2011 compared to $32.8 million for the same period in 2010 due to the increase in revenue. Our Media segment gross margin remained relatively consistent at 46.0% for the six-month period ended June 30, 2011 compared to 47.5% for the same period in 2010.

Cost of revenue for the Owned & Operated Websites segment increased $9.5 million to $20.0 million for the six-month period ended June 30, 2011 compared to $10.5 million for the same period in 2010. Our Owned & Operated Websites segment gross margin decreased to 74.5% for the first quarter of 2011 from 82.4% for the same period in 2010 due primarily to the mix shift in this segment's traffic acquisition strategies, which increased the mix of consumer traffic coming from distribution partners with a revenue-share relationship.

Technology segment cost of revenue increased $0.2 million, or 11.1%, to $1.8 million for the six-month period ended June 30, 2011 compared to $1.6 million for the same period in 2010.  Our Technology segment gross margin remained flat at 89.5% for the six-month periods ended June 30, 2011 and 2010.

Operating Expenses:

Sales and Marketing.  Total sales and marketing expenses for the six-month period ended June 30, 2011 were $57.4 million compared to $51.6 million for the same period in 2010, an increase of $5.8 million, or 11.2%. Sales and marketing expenses increased due primarily to increased salaries and wages as a result of increased headcount compared to the year ago period. Our sales and marketing expenses as a percentage of revenue decreased to 23.8% for the six-month period ended June 30, 2011 compared to 26.4% for the same period in 2010.

General and Administrative.   General and administrative expenses decreased to $26.1 million, or 10.8% of revenue, for the six-month period ended June 30, 2011 compared to $27.2 million, or 13.9% of revenue, for the same period in 2010, a decrease of $1.1 million, or 4.0%. General and administrative expenses decreased primarily due to a decrease in legal fees associated with a matter that was resolved in the second quarter of 2010.

Technology.   Technology expenses for the six-month period ended June 30, 2011 were $21.0 million, or 8.7% of revenue, compared to $16.2 million, or 8.3% of revenue, for the same period in 2010, an increase of $4.8 million, or 29.5%. The increase in technology expenses was primarily due to increased salaries and wages as a result of increased headcount compared to the year ago period.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the six-month period ended June 30, 2011 increased 26.4%, or $8.3 million, to $39.6 million, from $31.3 million in the same period of the prior year, and represented 59.0% and 53.9% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

 Media segment income from operations for the six-month period ended June 30, 2011 increased 10.7%, or $1.6 million, to $16.9 million, from $15.2 million in the same period of the prior year, and represented 21.3% and 24.4% of Media segment revenue in these respective periods. Operating margin decreased from the prior year due to the lower gross margin as described above as well as higher operating expenses associated with increased headcount in this segment.

Owned & Operated Websites segment income from operations for the six-month period ended June 30, 2011 increased to $15.9 million from $10.4 million in the same period of the prior year an increase of $5.5 million, or 53.4%.  The operating margin for this segment increased to 20.3% compared to 17.4% of Owned & Operated Websites segment revenue in these respective periods, primarily as a result of the higher relative profitability of Investopedia, which was acquired in the third quarter of 2010.

Technology segment income from operations for the six-month period ended June 30, 2011 increased to $8.9 million for the six-month period ended June 30, 2011 compared to $7.9 million for the same period of the prior year, and represented 51.6% and 50.7% of Technology segment revenue in these respective periods.

Stock-Based Compensation.   Stock-based compensation for the six-month period ended June 30, 2011 of $4.5 million was relatively consistent with the $4.2 million of stock based compensation for the same period in 2010.

Amortization of Intangible Assets.   Amortization of intangible assets increased to $11.0 million for the six-month period ended June 30, 2011 compared to $9.9 million for the same period in 2010. This increase is due to the acquisition of Greystripe during the second quarter of 2011 and Investopedia during the third quarter of 2010.

Interest and Other Income, Net. Interest and other income, net decreased to $1.1 million for the six-month period ended June 30, 2011 compared to $3.0 million for the same period in 2010 due to foreign currency exchange losses in the current year compared to foreign currency exchange gains in the prior year period.

Income Tax Expense. For the six-month period ended June 30, 2011, we recorded income tax expense of $20.3 million compared to $17.1 million for the same period in 2010. The decrease in the effective income tax rate for the six-month period ended June 30, 2011 to 37.5% from 42.3% in the same period of the prior year was primarily due to certain state tax law changes effective as of January 1, 2011.

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

The following is a reconciliation of net income to Adjusted‑EBITDA for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2011	2010	2011	2010

Net income	$16,981	$12,042	$33,843	$33,271
Loss from discontinued operations	—	—	—	134
Gain on sale, net of tax	—	—	—	(10,040)
Interest and other income, net	(657)	(2,437)	(1,065)	(2,996)
Income tax expense	10,210	8,932	20,264	17,143
Amortization of intangible assets	6,147	4,936	11,035	9,902
Depreciation and leasehold amortization	1,762	1,608	3,516	3,214
Stock-based compensation	2,614	2,200	4,531	4,157
Adjusted-EBITDA	$37,057	$27,281	$72,124	$54,785

Adjusted-EBITDA for the three- and six-month periods ended June 30, 2011 increased to $37.1 million and $72.1 million from $27.3 million and $54.8 million for the same periods in 2010, respectively, representing increases of $9.8 million and $17.3 million, or 35.8% and 31.6%, respectively. The increases are due to revenue growth and higher operating income in all of our segments as described above.

Liquidity and Capital Resources

In recent years, we have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations. At June 30, 2011, our combined cash and cash equivalents balances totaled $142.5 million.

Net cash provided by operating activities increased to $45.6 million for the six months ended June 30, 2011 compared to $41.8 million in the same period of 2010. An increase in cash resulting from increased operating income in the current period was offset by a decrease in the impact of net working capital changes on cash.

Net cash used by investing activities totaled $69.2 million for the six-month period ended June 30, 2011 compared to

$0.4 million in the same period of 2010. The increase was due primarily to the use of $68.9 million for the acquisition of Greystripe and increased equipment purchases of $5.1 million, offset by proceeds from the sale of our marketable securities of $3.0 million and principal payments of $1.8 million received on our note receivable in the six-month period ended June 30, 2011.

Net cash used by financing activities of $30.8 million for the three months ended June 30, 2011 was primarily related to common stock repurchases of $37.7 million, partially offset by $5.3 million in proceeds received from shares issued under our employee stock programs. Net cash used by financing activities of $23.0 million for the six months ended June 30, 2010 was primarily related to common stock repurchases of $25.3 million, partially offset by $1.9 million in proceeds received from shares issued under our employee stock programs.

Marketable Securities
The Company did not hold any marketable securities as of June 30, 2011. Marketable securities as of December 31, 2010 consisted of one auction rate security ("ARS") with a par value and an estimated fair value of $3.0 million. This ARS was sold in January 2011 at its par value.

Line of Credit

In November 2008, we entered into a $100 million line of credit with a bank group.  The line of credit expires in November 2011 and the availability under the line of credit is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 15 to our Condensed Consolidated Financial Statements included herein.  The line of credit provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. We have not borrowed against the line of credit, and thus no amount was outstanding against the line of credit at June 30, 2011 and December 31, 2010, respectively.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2010, our board of directors authorized a total of $547.7 million for repurchases under the Program and we had repurchased a total of 54.7 million shares of our common stock for approximately $447.7 million. We repurchased 0.4 million shares for $6.2 million and 2.6 million shares for $37.7 million during the three- and six-month periods ended June 30, 2011, respectively. As of June 30, 2011, up to an additional $62.3 million of our capital may be used to repurchase shares of our outstanding common stock under the Program.

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

Commitments and Contingencies

Other than certain legal matters described below under Legal Proceedings, there were no significant changes to our commitments and contingencies during the six-month period ended June 30, 2011.

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

Capital Resources

We believe that the combination of our existing cash and cash equivalents, our $100 million line of credit and our expected future cash flows from operations will provide us with sufficient liquidity to fund our operations and capital requirements for at least the next twelve months. In addition, we believe these capital resources are sufficient to fund the pending acquisition of Dotomi, Inc. (as described in Note 17 to our unaudited condensed consolidated financial statements). Our line of credit expires in November 2011, and we anticipate replacing it with a new facility of equal or greater size.

However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing under the current or any replacement line of credit, or through other debt instruments. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders may be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Although we believe we have sufficient capital to fund our activities and the pending acquisition of Dotomi, Inc. for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the macroeconomic environment;

•	the market acceptance of our products and services;

•	the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace;

•	our business, product, capital expenditures and technology plans, and product and technology roadmaps;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products and services;

•	our pursuit of strategic transactions, including mergers and acquisitions;

•	the extent of dislocations in the credit markets in the United States;

•	the timing and outcome of examinations by tax authorities;

•	our stock repurchase program; and

•	our relationships with our advertiser customers and publisher partners.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. This standard is effective for interim and annual periods beginning after December 15, 2011 and requires retrospective application. Because this guidance affects financial statement presentation only, it will have no effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We do not believe that our current investment activities subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian Dollars. The effect of foreign currency exchange rate fluctuations for the three-month period ended June 30, 2011 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $11.1 million, an estimated reduction of income before income taxes of approximately $2.7 million and an estimated reduction of consolidated net assets of approximately $10.2 million. While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of June 30, 2011, we had $82.8 million in total current assets and $13.8 million in total current liabilities denominated in foreign currencies, including British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian Dollars.

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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 18, 2011, the Second District of the Court of Appeal for the State of California reversed the lower court's May 4, 2009 summary judgment ruling. The ruling means that the case is remanded back to the lower court to be decided on its merits. In addition, the Court of Appeal ruled that a one-year statute of limitations applies to the emails at issue in the case. This ruling significantly reduces the number of emails at issue in the case. A trial date in this matter has been set for April of 2012.

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

Our Owned & Operated Websites business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising on our destination websites. Approximately one-half of the revenue, and approximately one-quarter of the profitability, in our Owned & Operated Websites segment is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.

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

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher that facilitated that sale is a New York-based entity. In early 2011 and mid-2011, the states of Illinois and California, respectively, also implemented similar regulations. In addition, several other states have proposed similar regulations, although most of the regulations proposed by these other states have not passed. The New York and Illinois sales tax requirements have not had a material impact on our Affiliate Marketing segment results of operations. We are completing our assessment of the potential impact of the recent adoption of similar regulations by California. Our preliminary assessment is that the California regulation will have up to a two percent negative impact on Affiliate Marketing segment revenue in the near term. In addition, we are unable to determine the impact on our Affiliate Marketing business if other states adopt similar requirements.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $269.5 million.  As of June 30, 2011, we have $232.2 million and $47.4 million of goodwill and amortizable intangible assets, respectively, remaining.

We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2011.  If macroeconomic conditions deteriorate in 2011 or our stock price experiences declines, we may be required to record additional impairment charges in the future.

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

As more fully described in Note 12 to our condensed consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our condensed consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate, as well as in jurisdictions that we don't operate but may have tax nexus given the complexities associated with various state tax regulations. We may be challenged by the taxing authorities in these various jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes the Company’s repurchases of common stock during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	418,989	$14.84	418,989	$ 62.3 million

May 1, 2011 through May 31, 2011	—	—	—	$ 62.3 million

June 1, 2011 through June 30, 2011	—	—	—	$ 62.3 million

Total	418,989	$14.84	418,989	$ 62.3 million
____________________
(1)        In September 2001, the Company's board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2010, the Company's board of directors authorized a total of $547.7 million for repurchases under the Program and the Company had repurchased a total of 54.7 million shares of its common stock for approximately $447.7 million. The Company repurchased 0.4 million shares for $6.2 million and 2.6 million shares for $37.7 million during the three- and six-month periods ended June 30, 2011, respectively. As of June 30, 2011, up to an additional $62.3 million of the Company's capital may be used to repurchase shares of its outstanding common stock under the Program.

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

(2)            Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2011
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

VALUECLICK, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	August 5, 2011