Form 10-Q
period 2011-09-30
VALUECLICK INC/CA
filed 2011-11-09
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2011 was 82,583,842.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2011 and December 31, 2010
Condensed Consolidated Statements of Operations (unaudited) for the Three-month Periods Ended September 30, 2011 and 2010
Condensed Consolidated Statements of Operations (unaudited) for the Nine-month Periods Ended September 30, 2011 and 2010
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the Nine-month Period Ended September 30, 2011
Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine-month Periods Ended September 30, 2011 and 2010
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION AND SIGNATURES
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Reserved
Item 5.	Other Information
Item 6.	Exhibits
Signatures

Certification of CEO - Sarbanes-Oxley Act Section 302
Certification of CFO - Sarbanes-Oxley Act Section 302
Certification of CEO and CFO - Sarbanes-Oxley Act Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,687	$194,317
Marketable securities	—	3,000
Accounts receivable, net	106,154	86,738
Prepaid expenses and other current assets	7,794	5,688
Income taxes receivable	9,395	7,091
Deferred tax assets	6,855	5,691
Total current assets	228,885	302,525
Note receivable, less current portion	30,112	31,267
Property and equipment, net	19,896	12,414
Goodwill	438,661	183,218
Intangible assets acquired in business combinations, net	123,008	33,525
Deferred tax assets, less current portion	12,905	49,360
Other assets	1,164	1,258
TOTAL ASSETS	$854,631	$613,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$108,114	$100,974
Other current liabilities	2,034	2,284
Borrowings under credit agreement	10,000	—
Total current liabilities	120,148	103,258
Income taxes payable	21,267	36,595
Deferred tax liabilities	1,953	1,073
Borrowings under credit agreement, less current portion	135,000	—
TOTAL LIABILITIES	278,368	140,926

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 82,652,623 and 80,974,145 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	83	81
Additional paid-in capital	587,756	555,859
Accumulated other comprehensive loss	(6,419)	(6,389)
Accumulated deficit	(5,157)	(76,910)
Total stockholders’ equity	576,263	472,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$854,631	$613,567

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended September 30,
	2011	2010

Revenue	$135,988	$106,768
Cost of revenue	45,736	28,502
Gross profit	90,252	78,266
Operating expenses:
Sales and marketing (includes stock-based compensation of $826 and $257 for 2011 and 2010, respectively)	28,578	29,351
General and administrative (includes stock-based compensation of $2,077 and $1,261 for 2011 and 2010, respectively)	15,144	12,331
Technology (includes stock-based compensation of $812 and $163 for 2011 and 2010, respectively)	12,649	8,897
Amortization of intangible assets	6,419	5,376
Total operating expenses	62,790	55,955

Income from operations	27,462	22,311
Interest and other income (expense), net	2,167	(2,683)
Income before income taxes	29,629	19,628
Income tax benefit	(8,281)	(16,549)
Net income	$37,910	$36,177

Net income per common share:
Basic	$0.47	$0.45
Diluted	$0.47	$0.44

Weighted-average shares used to calculate net income per common share:
Basic	80,112	81,228
Diluted	81,277	81,814

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Nine-month Period Ended September 30,
	2011	2010

Revenue	$377,561	$302,051
Cost of revenue	118,711	81,347
Gross profit	258,850	220,704
Operating expenses:
Sales and marketing (includes stock-based compensation of $1,645 and $917 for 2011 and 2010, respectively)	85,995	80,963
General and administrative (includes stock-based compensation of $5,166 and $4,358 for 2011 and 2010, respectively)	41,229	39,517
Technology (includes stock-based compensation of $1,435 and $563 for 2011 and 2010, respectively)	33,668	25,123
Amortization of intangible assets	17,454	15,278
Total operating expenses	178,346	160,881

Income from operations	80,504	59,823
Interest and other income, net	3,232	313
Income before income taxes	83,736	60,136
Income tax expense	11,983	594
Income from continuing operations	71,753	59,542

Loss from discontinued operations (Note 5)	—	(134)
Gain on sale, net of tax	—	10,040

Net income	$71,753	$69,448

Basic income per common share from:
Continuing operations	$0.90	$0.73
Discontinued operations	$—	$0.12
Net income	$0.90	$0.85

Diluted income per common share from:
Continuing operations	$0.89	$0.72
Discontinued operations	$—	$0.12
Net income	$0.89	$0.84

Weighted-average shares used to calculate net income per common share:
Basic	79,924	81,884
Diluted	80,992	82,501

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	—	—	80,974,145	$81	$555,859	$(6,389)	$(76,910)	$472,641
Non-cash, stock-based compensation	—	—	—	—	8,246	—	—	8,246
Shares issued in connection with employee stock programs	—	—	1,109,051	1	6,633	—	—	6,634
Issuance of shares in business combinations	—	—	7,481,387	8	109,351	—	—	109,359
Assumed options from business combinations	—	—	—	—	6,944	—	—	6,944
Repurchase and retirement of common stock	—	—	(6,911,960)	(7)	(100,848)	—	—	(100,855)
Tax benefit from employee stock transactions	—	—	—	—	1,571	—	—	1,571
Comprehensive income:
Net income	—	—	—	—	—	—	71,753	71,753
Foreign currency translation	—	—	—	—	—	(30)	—	(30)
Total comprehensive income								71,723
Balance at September 30, 2011	—	—	82,652,623	$83	$587,756	$(6,419)	$(5,157)	$576,263

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-month Period Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$71,753	$69,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,006	20,156
Amortization of discount on note receivable	(1,744)	(1,908)
Provision for doubtful accounts and sales credits	2,014	1,063
Gain on sale of business, net of tax	—	(10,040)
Non-cash, stock-based compensation	8,246	5,838
Deferred income taxes	362	1,170
Tax benefit from stock-based awards	1,571	5
Excess tax benefit from stock-based awards	(1,930)	(480)
Loss on marketable securities	—	3,117
Changes in operating assets and liabilities, excluding business acquisitions	(38,804)	(26,435)
Net cash provided by operating activities	64,474	61,934

Cash flows from investing activities:
Proceeds from the sales of marketable securities	3,000	7,947
Purchases of property and equipment	(8,581)	(7,117)
Proceeds from the disposition of property and equipment	—	2,613
Principal payments received on note receivable	2,753	1,757
Acquisition of businesses, net of cash acquired	(209,088)	(41,673)
Net cash used in investing activities	(211,916)	(36,473)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement	145,000	—
Repurchases and retirement of common stock	(100,855)	(38,556)
Proceeds from shares issued under employee stock programs	6,634	2,861
Excess tax benefit from stock-based awards	1,930	480
Net cash provided by (used in) financing activities	52,709	(35,215)

Effect of exchange rate changes on cash and cash equivalents	(897)	(1,249)
Net decrease in cash and cash equivalents	(95,630)	(11,003)

Cash and cash equivalents, beginning of period	194,317	158,497
Cash and cash equivalents, end of period	$98,687	$147,494

Supplemental cash flow disclosures:
Fair value of common stock and vested stock-based awards issued in connection
with acquisition	$116,303	$—

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (''ValueClick'' or the "Company'') offer a suite of products and services that enable marketers to create brand awareness and sell their products and services through major digital marketing channels including online and mobile display advertising, affiliate marketing and comparison shopping. The Company also offers technology infrastructure tools and services that enable marketers to implement and manage their own online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.

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

MEDIA - ValueClick's Media segment, which has historically operated under the ''ValueClick Media'' brand name, provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In addition, in August 2011, the Company acquired Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers, and in April 2011, the Company acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. The Company is in the process of integrating Dotomi and Greystripe into its Media segment. ValueClick Media, Dotomi and Greystripe (collectively "ValueClick Media") are able to access their customers' target audiences through the unique combination of: proprietary broad-based network of thousands of high-quality online publishers; proprietary relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action (''CPA''), cost-per-thousand-impression (''CPM''), and cost-per-click (''CPC'').

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

The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Company's Investopedia.com website, which the Company acquired in August 2010, provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and the Company's other vertical content websites offer consumers information and reference material across a variety of topics. The Company's services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company's websites.

In addition to the Company's destination websites, Search123, which operates primarily in Europe, is ValueClick's self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis.

TECHNOLOGY - ValueClick's Technology segment, which operates under the "Mediaplex" brand name, is an application services provider (''ASP'') offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex's MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to: i) the allowance for doubtful accounts and sales credits; ii) the fair value of the Company's debt and interest rate swap; iii) the valuation of equity instruments granted by the Company; iv) the value assigned to, recoverability and estimated useful lives of, goodwill and intangible assets acquired in business combinations; v) the Company's income tax expense, its deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets; and vi) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.

3.    STOCK-BASED COMPENSATION

In the three-month periods ended September 30, 2011 and 2010, the Company recognized stock-based compensation of $3.7 million and $1.7 million, respectively. In the nine-month periods ended September 30, 2011 and 2010, the Company recognized stock-based compensation of $8.2 million and $5.8 million, respectively. The increase in stock-based compensation for the three- and nine-month periods ended September 30, 2011 from the prior year period was primarily due to assumed equity awards from the Dotomi and Greystripe acquisitions and new equity grants to current employees. The following table summarizes, by statement of operations line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010
Sales and marketing	$826	$257	$1,645	$917
General and administrative	2,077	1,261	5,166	4,358
Technology	812	163	1,435	563
Stock-based compensation	3,715	1,681	8,246	5,838
Related income tax benefits	(1,041)	(669)	(2,702)	(2,155)
Stock-based compensation, net of tax benefits	$2,674	$1,012	$5,544	$3,683

4.    RECENT BUSINESS COMBINATIONS

Dotomi. On August 31, 2011, the Company completed the acquisition of Dotomi, a leading provider of data-driven, intelligent display media for major retailers. Under the terms of the agreement, the Company acquired all outstanding equity interests in Dotomi for total consideration of $288.1 million, consisting of cash consideration of $171.8 million, 7.1 million shares of the Company's stock valued at $109.4 million, and approximately 0.5 million shares of fully vested stock options assumed valued at $6.9 million. In addition, ValueClick assumed approximately 0.4 million unvested shares of restricted stock and 0.5 million unvested options to purchase shares of ValueClick common stock. The fair value of the assumed unvested restricted stock and options will be expensed in future periods. The Company incurred $0.4 million in transaction costs, which is recorded in the "General and administrative expense" caption in the accompanying Condensed Consolidated Statements of Operations.

Dotomi provides the Company with a unique set of data-driven targeting capabilities combined with expertise in brand strategy and creative development. These factors contributed to a purchase price in excess of the fair value of Dotomi's net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of Dotomi's operations are included in the Company's consolidated financial statements beginning on August 31, 2011.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values, and the useful lives, in years, assigned to intangible assets, is as follows (in thousands):

Cash		$23,624
Accounts receivable and other assets		12,659
Deferred tax assets		6,080
Property and equipment		4,452
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	56,860
Developed technologies and websites	4	19,880
Trademarks, trade names and domain names	5	3,570
Covenants not to compete	1	2,150
Goodwill		208,064
Total assets acquired		337,339
Deferred tax liability		(39,154)
Income taxes payable		(2,574)
Other liabilities assumed		(7,488)
Total		$288,123

The identifiable intangible assets, goodwill and deferred income taxes resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis. Any such change may result in reclassification between identifiable intangible assets, goodwill and deferred income taxes. The Company does not expect any goodwill to be tax deductible. Goodwill resulting from this acquisition is currently assigned to the Media segment. As the Company finalizes the integration of the Dotomi business, it will assess whether any changes are needed to this classification.

Pro forma Results of Operations. The historical operating results of Dotomi have not been included in the Company's historical consolidated operating results prior to its acquisition date. Pro forma results of operations data (unaudited) for the three- and nine-month periods ended September 30, 2011 and September 30, 2010, as if the acquisition had occurred on January 1, 2010, are as follows (in thousands, except per share data):

	Three-month Period Ended September 30,
	2011	2010

Revenue	$151,551	$118,106
Net income	$40,433	$33,446
Basic net income per common share	$0.47	$0.38
Diluted net income per common share	$0.47	$0.37

	Nine-month Period Ended September 30,
	2011	2010

Revenue	$428,059	$331,295
Net income	$75,340	$60,171
Basic net income per common share	$0.87	$0.67
Diluted net income per common share	$0.86	$0.67

Pro forma net income for the three- and nine-month periods ended September 30, 2011 were adjusted to exclude $412,000 of acquisition-related costs. The pro forma results of operations are not necessarily indicative of future operating results.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values, and the useful lives, in years, assigned to intangible assets, is as follows (in thousands):

Cash		$1,871
Accounts receivable and other assets		3,450
Deferred tax assets		6,856
Property and equipment		110
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	10,150
Developed technologies and websites	4	11,890
Trademarks, trade names and domain names	4	340
Covenants not to compete	1.5	1,920
Goodwill		47,263
Total assets acquired		83,850
Deferred tax liability		(9,641)
Other liabilities assumed		(3,579)
Total		$70,630

The identifiable intangible assets, goodwill and deferred income taxes resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis. Any such change may result in reclassification between identifiable intangible assets, goodwill and deferred income taxes. The Company does not expect any goodwill to be tax deductible. This acquisition is not considered material for purposes of further disclosure.

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

Investopedia provides content, organic traffic and established advertiser relationships in the financial services advertising vertical, as well as an experienced team and synergy opportunities with the Company's existing business units within its Media and Owned & Operated Websites segments. These factors contributed to a purchase price in excess of the fair value of Investopedia's net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of Investopedia's operations are included in the Company's consolidated financial statements beginning on August 3, 2010. This acquisition is not considered material for purposes of further disclosure.

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

	Nine-month Period Ended September 30,
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

The following table details the composition of the note receivable at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Note receivable, gross	$39,595	$42,348
Discount	(7,968)	(9,712)
Note receivable, net of discount	31,627	32,636
Less: current portion	(1,515)	(1,369)
Note receivable, less current portion	$30,112	$31,267

The Company classifies the portion of the note receivable due within one year as current assets in the caption “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of September 30, 2011 is classified separately on the Condensed Consolidated Balance Sheets. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of September 30, 2011 and December 31, 2010, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the “Interest and other income, net” caption in the accompanying Condensed Consolidated Statements of Operations. Total interest income related to this note was $1.1 million and $3.3 million for the three- and nine-month periods ended September 30, 2011. Total interest income related to this note was $1.1 million and $3.0 million for the three- and nine-month periods ended September 30, 2010.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the nine-month period ended September 30, 2011 were as follows (in thousands):

	Affiliate Marketing	Media	Owned & Operated Websites	Total
Balance at December 31, 2010	$30,441	$105,914	$46,863	$183,218
Foreign currency translation adjustments	(7)	(3)	135	125
Tax adjustments	—	(9)	—	(9)
Acquisitions	—	255,327	—	255,327
Balance at September 30, 2011	$30,434	$361,229	$46,998	$438,661

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	Affiliate Marketing	Media	Owned & Operated Websites	Total
September 30, 2011:
Goodwill	$30,434	$473,229	$256,998	$760,661
Accumulated impairment losses	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,434	$361,229	$46,998	$438,661

December 31, 2010:
Goodwill	$30,441	$217,914	$256,863	$505,218
Accumulated impairment losses	—	(112,000)	(210,000)	$(322,000)
Goodwill, net	$30,441	$105,914	$46,863	$183,218

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
September 30, 2011:
Customer, affiliate and advertiser relationships	$107,831	$(37,910)	$69,921
Trademarks, trade names and domain names	33,829	(19,472)	14,357
Developed technologies and websites	66,220	(30,815)	35,405
Covenants not to compete	11,570	(8,245)	3,325
Total intangible assets	$219,450	$(96,442)	$123,008

December 31, 2010:
Customer, affiliate and advertiser relationships	$48,327	$(39,507)	$8,820
Trademarks, trade names and domain names	29,811	(16,899)	12,912
Developed technologies and websites	34,399	(23,690)	10,709
Covenants not to compete	7,500	(6,416)	1,084
Total intangible assets	$120,037	$(86,512)	$33,525

For the nine-month period ended September 30, 2011, the increase in the gross intangible assets balance was primarily due to the acquired intangibles of Dotomi and Greystripe of $82.5 million and $24.3 million, respectively, and foreign currency translation adjustments of approximately $0.2 million, offset by a $7.5 million write-off of a fully amortized customer relationship asset. The Company recognized amortization expense of $6.4 million and $5.4 million on intangible assets for the three-month periods ended September 30, 2011 and 2010, respectively. Amortization expense was $17.5 million and $15.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Estimated intangible asset amortization expense for the remainder of 2011, the succeeding five years and thereafter, is as follows (in thousands):

Three months ending December 31, 2011	$8,823
2012	$32,422
2013	$24,891
2014	$23,806
2015	$20,035
Thereafter	$13,031

8.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $4.7 million at September 30, 2011 and $4.0 million at December 31, 2010. No customers accounted for more than 10% of the accounts receivable balance at September 30, 2011 or December 31, 2010.

9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Computer equipment and purchased software	$43,404	$34,582
Furniture and equipment	4,705	4,464
Leasehold improvements	3,220	2,415
Property and equipment, gross	51,329	41,461
Less: accumulated depreciation and amortization	(31,433)	(29,047)
Total property and equipment, net	$19,896	$12,414

10.    FAIR VALUE MEASUREMENT OF ASSETS

As of September 30, 2011 and December 31, 2010, the Company held certain immaterial assets that are required to be measured at fair value on a recurring basis. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as fair value measured based on observable inputs such as quoted prices in active markets for similar assets, and inputs other than quoted prices in active markets that are either directly or indirectly observable and for identifiable assets in less active markets; and Level 3, defined as fair value measured based on unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

11.    COMMITMENTS AND CONTINGENCIES

On April 8, 2008, Hypertouch, Inc. filed an action against the Company in the Superior Court of California, County of Los Angeles. The complaint asserted causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff's alleged receipt of a large number of email messages allegedly transmitted by the Company "and/or (the Company's) agents" and seeks statutory damages for each such email. This case settled in October 2011. The terms of the settlement are not material to the Company's financial statements.

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that is reasonably possible to have a material adverse effect on the Company's business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

12.    INCOME TAXES

As of December 31, 2010, the Company had recorded a liability of $31.8 million for unrecognized tax benefits. During the three- and nine-month periods ended September 30, 2011, the Company’s liability for unrecognized tax benefits increased by $0.4 million and $1.1 million, respectively, as a result of income tax positions taken during the period, increased by $0.5 million acquired unrecognized tax benefits for the three- and nine-month periods ended September 30, 2011, and decreased by $17.6 million as a result of expiration of certain statutes of limitations, resulting in a total liability for unrecognized tax benefits at September 30, 2011 of $15.8 million. If recognized in future periods, this liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following September 30, 2011 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.2 million and $0.4 million in gross interest and penalties expense related to unrecognized tax benefits in the three-month periods ended September 30, 2011 and 2010, respectively, offset by a reversal of prior accrued interest of $2.8 million and $4.4 million, respectively, as a result of the expiration of certain statutes of limitations. During the nine-month periods ended September 30, 2011 and 2010, the Company recognized $1.0 million and $1.7 million, respectively, in gross interest and penalties expense related to unrecognized tax benefits, offset by a reversal of prior accrued interest as discussed above. During the three-month period ended September 30, 2011, the Company assumed $3.4 million of gross interest and penalties related to acquired unrecognized tax benefits. The Company had an accrual for interest and penalties in the amount of $7.2 million and $5.6 million at September 30, 2011 and December 31, 2010, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2008 through 2010 tax years for federal purposes, 1999 and 2004 through 2010 tax years for various state jurisdictions, and 2004 through 2010 tax years for various foreign jurisdictions. The Company is currently under Internal Revenue Service audit examination for the 2007 tax year, as well as various state and foreign jurisdictions for various tax years.

13.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2010, the Company’s board of directors authorized a total of $547.7 million for repurchases under the Program and the Company had repurchased a total of 54.7 million shares of its common stock for approximately $447.7 million. In August 2011, the Company’s board of directors authorized $85.6 million for additional repurchases under the Program, bringing the remaining balance of the authorization to $100.0 million. The Company repurchased 4.3 million shares for $63.1 million and 6.9 million shares for $100.7 million during the three- and nine-month periods ended September 30, 2011, respectively. As of September 30, 2011, up to an additional $84.9 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

14.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010
Net income	$37,910	$36,177	$71,753	$69,448

Weighted-average common shares outstanding - basic	80,112	81,228	79,924	81,884
Dilutive effect of stock options and employee benefit plans	1,165	586	1,068	617
Number of shares used to compute net income per common share - diluted	81,277	81,814	80,992	82,501

Net income per common share:
Basic	$0.47	$0.45	$0.90	$0.85
Diluted	$0.47	$0.44	$0.89	$0.84

Employee stock-based awards totaling 438,000 shares and 1,879,000 shares during the three-month periods ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method. For the nine-month periods ended September 30, 2011 and 2010, the number of anti-dilutive shares excluded from the diluted net income per common share computation was 589,000 and 2,259,000, respectively.

15.    CREDIT AGREEMENT

On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced the Company's previous $100.0 million line of credit. The Credit Facility consists of a revolving loan commitment of $150.0 million and a term loan of $50.0 million. The Credit Facility expires on August 19, 2016. Borrowings under the facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's prime rate, (b) the federal funds rate plus 1.50% and (c) the one month reserve adjusted daily LIBOR rate plus 1.50%, or (ii) the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.25% to 2.00% for LIBOR loans and from 0.25% to 1.00% for Base Rate loans.

Certain of the Company's domestic subsidiaries have guaranteed the obligations of the Company and all future domestic subsidiaries of the Company also are required to guarantee the obligations of the Company under the Credit Facility. The Company's obligations are secured by a lien on substantially all of its present and future assets pursuant to a separate security agreement (the "Security Agreement"). In addition, the obligations of each subsidiary guarantor are secured by a lien on substantially all of such subsidiary’s present and future assets pursuant to a separate guaranty agreement (the "Guaranty Agreement"). The subsidiary guarantees and the collateral under the Security Agreement are subject to release upon fulfillment of certain conditions specified in the Credit Facility, Security Agreement and the Guaranty Agreement.

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. We used borrowings under the Credit Facility to fund a portion of the Dotomi acquisition described in Note 4. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.35% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At September 30, 2011, there was $95.0 million outstanding under the revolving loan commitment, and $50.0 million was outstanding under the term loan. The difference between the carrying amount and the fair value of the debt outstanding is not material. The term loan requires payments of $2.5 million per quarter on the last day of each calendar quarter beginning with the fourth quarter of 2011. Term loan maturities on a calendar year basis are as follows (in thousands):

	Q4 2011	2012	2013	2014	2015	2016
Contractual debt obligation maturities	$2,500	$10,000	$10,000	$10,000	$10,000	$7,500

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million through September 2012 and $125 million thereafter, and minimum unrestricted, unencumbered liquid asset requirements. At September 30, 2011 and December 31, 2010, the Company was in compliance with all of the financial covenants of the Credit Facility.

In conjunction with the term loan borrowing under the Credit Facility, the Company entered into an interest rate swap agreement to limit its exposure to fluctuations in interest rates and fix the interest payments on the term loan. The terms of the swap match the critical terms of the term loan. Under the swap agreement, the Company pays a fixed rate of 0.91% and receives one-month LIBOR, which is the benchmark interest rate on the variable rate term loan. The fair value of the swap at September 30, 2011 and its impact on interest expense for the quarter then ended is immaterial to the Company's consolidated financial statements.

16.    SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.  As a result of the recent acquisition of Dotomi, which is currently included in the Media segment, the Company is in the process of finalizing its assessment of its reporting segments, and if necessary, the Company will make any required changes in the fourth quarter of 2011. The following table provides revenue and segment income from continuing operations for each of the Company’s four business segments. Segment income from continuing operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance, acquisition related costs, and certain legal fees; insurance; and, other corporate expenses.

	Revenue		Segment Income from Continuing Operations
	Three-month Period Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Affiliate Marketing	$32,525	$29,841	$18,808	$16,540
Media	52,714	33,321	10,858	7,825
Owned & Operated Websites	40,460	35,913	8,178	7,133
Technology	10,399	7,901	6,043	4,188
Inter-segment revenue	(110)	(208)	—	—
Total	$135,988	$106,768	$43,887	$35,686

	Revenue		Segment Income from Continuing Operations
	Nine-month Period Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Affiliate Marketing	$99,615	$87,938	$58,413	$47,863
Media	131,902	95,761	27,714	23,057
Owned & Operated Websites	118,961	95,796	24,120	17,527
Technology	27,572	23,405	14,902	12,051
Inter-segment revenue	(489)	(849)	—	—
Total	$377,561	$302,051	$125,149	$100,498

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010
Segment income from operations	$43,887	$35,686	$125,149	$100,498
Corporate expenses	(6,291)	(6,318)	(18,945)	(19,559)
Stock-based compensation	(3,715)	(1,681)	(8,246)	(5,838)
Amortization of intangible assets	(6,419)	(5,376)	(17,454)	(15,278)
Consolidated income from operations	$27,462	$22,311	$80,504	$59,823

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media, Owned & Operated Websites, and Technology segments is as follows for each period (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010
Affiliate Marketing	$254	$271	$794	$778
Media	1,024	623	2,412	1,686
Owned & Operated Websites	426	405	1,325	1,162
Technology	258	203	767	640
Corporate	74	162	254	612
Total	$2,036	$1,664	$5,552	$4,878

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010
United States	$108,778	$86,899	$297,783	$239,941
United Kingdom	15,062	12,001	44,438	34,754
Other countries	13,729	9,851	39,808	31,621
Inter-regional eliminations	(1,581)	(1,983)	(4,468)	(4,265)
Total	$135,988	$106,768	$377,561	$302,051

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010
United States	$24,315	$19,613	$71,987	$50,668
United Kingdom	3,217	2,408	10,434	6,936
Other countries	(70)	290	(1,917)	2,219
Total	$27,462	$22,311	$80,504	$59,823

For the three-month periods ended September 30, 2011 and 2010, one customer, Google, accounted for approximately 15.3% and 17.0%, respectively, of total revenue. For the nine-month periods ended September 30, 2011 and 2010, one customer, Google, accounted for approximately 16.1% and 15.0% respectively, of total revenue. Revenue from Google is recognized entirely in the Company's Owned & Operated Websites segment.

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

MEDIA

ValueClick's Media segment, which has historically operated under the "ValueClick Media" brand name, provides a comprehensive suite of online marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In addition, in August 2011, we acquired Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers, and in April 2011, we acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. We have integrated Dotomi and Greystripe into our Media segment. ValueClick Media, Dotomi and Greystripe (collectively "ValueClick Media") are able to access their customers' target audiences through the unique combination of: proprietary broad-based network of thousands of high-quality online publishers; proprietary relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action ("CPA"), cost-per-thousand-impression ("CPM"), and cost-per-click ("CPC"). On February 1, 2010, the Company divested its promotional lead generation marketing business. The results of operations of the promotional lead generation marketing business are reported as discontinued operations for all periods presented. See Note 5 to our condensed consolidated financial statements contained in the quarterly report on Form 10-Q for additional information on this divestiture.

OWNED & OPERATED WEBSITES

ValueClick's Owned & Operated Websites segment services are offered through a number of branded websites, including Pricerunner, Smarter.com, Couponmountain.com, and Investopedia.com, and a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education, and business services.

The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Company's Investopedia.com website, which the Company acquired in August 2010, provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and the Company's other vertical content websites offer consumers information and reference material across a variety of topics. The Company's services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company's websites.

In addition to the Company's destination websites, Search123, which operates primarily in Europe, is ValueClick's self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven primarily on a CPC basis.

TECHNOLOGY

ValueClick's Technology segment, which operates under the "Mediaplex" brand name, is an application services provider ("ASP") offering technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. Mediaplex's MOJO® product suite is supported by a single proprietary technology platform, which has the ability to manage all aspects of online advertising from campaign implementation to real-time behavioral targeting to enterprise-level cross channel analysis. Revenues are primarily driven by software access and usage fees which are priced on a CPM or email-delivered basis.

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

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Affiliate Marketing
Revenue	$32,525	$29,841	$99,615	$87,938
Cost of revenue	4,260	4,111	12,898	12,548
Gross profit	28,265	25,730	86,717	75,390
Operating expenses	9,457	9,190	28,304	27,527
Segment income from operations	$18,808	$16,540	$58,413	$47,863

Media
Revenue	$52,714	$33,321	$131,902	$95,761
Cost of revenue	26,104	18,239	68,899	51,000
Gross profit	26,610	15,082	63,003	44,761
Operating expenses	15,752	7,257	35,289	21,704
Segment income from operations	$10,858	$7,825	$27,714	$23,057

Owned & Operated Websites
Revenue	$40,460	$35,913	$118,961	$95,796
Cost of revenue	14,452	5,473	34,482	15,990
Gross profit	26,008	30,440	84,479	79,806
Operating expenses	17,830	23,307	60,359	62,279
Segment income from operations	$8,178	$7,133	$24,120	$17,527

Technology
Revenue	$10,399	$7,901	$27,572	$23,405
Cost of revenue	999	826	2,805	2,451
Gross profit	9,400	7,075	24,767	20,954
Operating expenses	3,357	2,887	9,865	8,903
Segment income from operations	$6,043	$4,188	$14,902	$12,051

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$43,887	$35,686	$125,149	$100,498
Corporate expenses	(6,291)	(6,318)	(18,945)	(19,559)
Stock-based compensation	(3,715)	(1,681)	(8,246)	(5,838)
Amortization of intangible assets	(6,419)	(5,376)	(17,454)	(15,278)
Consolidated income from operations	$27,462	$22,311	$80,504	$59,823

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$32,525	$29,841	$99,615	$87,938
Media	52,714	33,321	131,902	95,761
Owned & Operated Websites	40,460	35,913	118,961	95,796
Technology	10,399	7,901	27,572	23,405
Inter-segment eliminations	(110)	(208)	(489)	(849)
Consolidated revenue	$135,988	$106,768	$377,561	$302,051

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010

Revenue.   Consolidated revenue for the three-month period ended September 30, 2011 was $136.0 million compared to $106.8 million for the same period in 2010, representing a 27.4% increase, or $29.2 million.

 Affiliate Marketing segment revenue increased to $32.5 million for the three-month period ended September 30, 2011 compared to $29.8 million in the same period in 2010. This increase of $2.7 million, or 9.0%, was attributable to our domestic operations and due to an increase in transaction volumes associated with existing customers and an increase in the number of customers. Changes in our pricing or the average order value of transactions closed on our network did not have a significant impact on Affiliate Marketing revenue in the three-month period ended September 30, 2011.

Media segment revenue increased to $52.7 million for the three-month period ended September 30, 2011 compared to $33.3 million for the same period in 2010. The increase of $19.4 million, or 58.2%, in Media segment revenue was attributable to the acquisitions of Dotomi, acquired on August 31, 2011, and Greystripe, acquired on April 21, 2011, which in aggregate contributed over $14 million of revenue during the quarter ended September 30, 2011. The remainder of the increase is due to organic growth in both our domestic and international display businesses as a result of larger sales organizations and new product offerings.

Owned & Operated Websites segment revenue increased to $40.5 million for the three-month period ended September 30, 2011 compared to $35.9 million in the same period in 2010. The increase of $4.5 million, or 12.7%, was primarily attributable to increased volume in our Search123 and Pricerunner.com businesses in Europe, and our Couponmountain.com business in the United States. In the fourth quarter of 2011, we plan to begin reducing the volume of activity within the Owned & Operated Websites segment that results in search monetization, which will result in a small decrease in revenue from this segment as compared to the third quarter of 2011. Owned & Operated Websites segment revenue is concentrated with two major customers, Google and Yahoo!. A loss of, or further reduction of revenue from, one or both of these customers could have a significant negative impact on the revenue of this segment and the Company.

Technology segment revenue was $10.4 million for the three-month period ended September 30, 2011 compared to $7.9 million for the same period in 2010, an increase of $2.5 million, or 31.6%.  The increase in revenue was due to new customer wins and higher volumes of ad serving in both our domestic and international operations. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.   Cost of revenue for the Media and Owned & Operated Websites segments consists primarily of amounts that we pay to website publishers and distribution partners that are directly related to a revenue-generating event. We pay these entities on a CPC, CPA, CPM, or cost-per-lead basis. Cost of revenue for all segments also includes labor costs, depreciation on revenue-producing technologies and Internet access costs.  Our consolidated cost of revenue was $45.7 million for the three-month period ended September 30, 2011 compared to $28.5 million for the same period in 2010, an increase of $17.2 million, or 60.5%. Our consolidated gross margin was 66.4% and 73.3% for the three-month periods ended September 30, 2011 and 2010, respectively. Consolidated gross margin decreased from the year ago period due to a mix shift in traffic acquisition sources for the Owned & Operated Websites segment as discussed below.

Cost of revenue for the Affiliate Marketing segment increased slightly to $4.3 million for the three-month period ended September 30, 2011 compared to $4.1 million for the same period in 2010. Our Affiliate Marketing gross margin increased to 86.9% for the three-month period ended September 30, 2011 compared to 86.2% for the same period in 2010 due to the leverage associated with increased revenue.

Cost of revenue for the Media segment increased $7.9 million, or 43.1%, to $26.1 million for the three-month period ended September 30, 2011 compared to $18.2 million for the same period in 2010 due to the inclusion of costs of revenue related to the Dotomi and Greystripe acquisitions, as well as the increased costs associated with the increase in revenue from our existing business compared to the year ago period. Our Media segment gross margin increased to 50.5% for the three-month period ended September 30, 2011 compared to 45.3% for the same period in 2010 due to the inclusion of the relatively higher gross margin Dotomi business. Excluding the impact of Dotomi, our Media segment gross margin would have been consistent with the year ago period.

Cost of revenue for the Owned & Operated Websites segment increased $9.0 million to $14.5 million for the three-month period ended September 30, 2011 compared to $5.5 million for the same period in 2010. Our Owned & Operated

Websites segment gross margin decreased to 64.3% for the three-month period ended September 30, 2011 from 84.8% for the same period in 2010 due to a mix shift in this segment's traffic acquisition strategies, which increased the mix of consumer traffic originating from distribution partners with a revenue-share relationship, and decreased the mix of consumer traffic coming from sources that we pay on a CPC basis. Traffic costs purchased on a CPC basis are included in sales and marketing expense. The mix shift of traffic sources did not have a material impact on the overall operating margin of the Owned & Operated Websites segment, as discussed below.

Technology segment cost of revenue increased slightly to $1.0 million for the three-month period ended September 30, 2011 compared to $0.8 million for the same period in 2010.  Our Technology segment gross margin increased to 90.4% for the three-month period ended September 30, 2011 compared to 89.5% for the same period in 2010 due to the operating leverage associated with the higher revenue.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of certain online and offline advertising costs, compensation and employee benefits of sales and marketing and related support teams, travel, trade shows, and marketing materials. Total sales and marketing expenses for the three-month period ended September 30, 2011 were $28.6 million compared to $29.4 million for the same period in 2010, a decrease of $0.8 million, or 2.6%. The decrease was due to lower online advertising costs in our Owned & Operated segment due to a shift in that segment's traffic acquisition strategies, as discussed above, partially offset by increased salaries and wages as a result of increased headcount in our sales staff and the inclusion of Dotomi, for one month, and Greystripe, for the entire period, in the current year. Our sales and marketing expenses as a percentage of revenue decreased to 21.0% for the three-month period ended September 30, 2011 compared to 27.5% for the same period in 2010.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $15.1 million for the three-month period ended September 30, 2011 compared to $12.3 million for the same period in 2010, an increase of $2.8 million. The increase was primarily due to the acquisition of Dotomi and increased stock-based compensation, as discussed below. As a percentage of revenue, general and administrative expenses remained consistent at 11.1% compared to 11.5% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended September 30, 2011 were $12.6 million, or 9.3% of revenue, compared to $8.9 million, or 8.3% of revenue, for the same period in 2010, an increase of $3.8 million, or 42.2%. The increase in technology expenses was primarily due to increased salaries and wages as a result of increased headcount to support the growth in our business and the inclusion of Dotomi, for one month, and Greystripe, for the entire period, in the current year.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended September 30, 2011 increased 13.7%, or $2.3 million, to $18.8 million, from $16.5 million in the same period of the prior year, and represented 57.8% and 55.4% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

 Media segment income from operations for the three-month period ended September 30, 2011 increased 38.8%, or $3.0 million, to $10.9 million, from $7.8 million in the same period of the prior year, and represented 20.6% and 23.5% of Media segment revenue in these respective periods. Media segment operating margin decreased from the prior year primarily due to higher operating expenses associated with increased headcount and the inclusion of Greystripe, which currently has an operating margin that is less than other components of this segment due to investments to drive growth in the mobile advertising market. These factors were partially offset by the inclusion of one month's results from Dotomi, which currently has an operating margin that is higher than other components of this segment.

Owned & Operated Websites segment income from operations for the three-month period ended September 30, 2011 increased to $8.2 million from $7.1 million in the same period of the prior year.  The operating margin for this segment remained relatively consistent at 20.2% in the current period compared to 19.9% in the year ago period.

Technology segment income from operations for the three-month period ended September 30, 2011 was $6.0 million and $4.2 million for the three-month periods ended September 30, 2011 and 2010, and represented 58.1% and 53.0% of

Technology segment revenue in these respective periods. The increase in Technology segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended September 30, 2011 increased to $3.7 million compared to $1.7 million for the same period in 2010. The increase in stock-based compensation is primarily due to unvested stock awards assumed in connection with the acquisitions of Dotomi and Greystripe. We currently anticipate stock-based compensation of approximately $14 million for the year ending December 31, 2011. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of intangible assets increased to $6.4 million for the three-month period ended September 30, 2011 compared to $5.4 million for the same period in 2010. The increase in amortization of intangible assets is due to the acquisitions of Dotomi and Greystripe. We currently anticipate amortization expense of between $26 million and $27 million for the year ending December 31, 2011. This estimate includes amortization expense of between $6 million and $7 million associated with the Dotomi acquisition that closed on August 31, 2011. As the purchase price allocation is yet to be finalized, the amortization expense associated with Dotomi is subject to change.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased to income of $2.2 million for the three-month period ended September 30, 2011 compared to an expense of $2.7 million for the same period in 2010. The year ago period included realized losses on the sale of marketable securities of $3.1 million as well as foreign currency exchange losses of $0.6 million, offset by interest income of $1.1 million. The current period includes foreign currency exchange gains of $1.4 million and interest income of $0.8 million.

Income Tax Benefit. For the three-month periods ended September 30, 2011 and 2010, we recorded income tax benefits of $8.3 million and $16.5 million, respectively. The Company generated income before income taxes of $29.6 million and $19.6 million for the three-month periods ended September 30, 2011 and 2010. The tax impact of the $19.0 million reversal of a contingency reserve associated with the expiration of certain statutes of limitations resulted in a lesser tax benefit recognized for the three-month period ended September 30, 2011 as compared to the income tax benefit recognized for the same period in 2010. We currently anticipate an effective income tax rate for the three-month period ending December 31, 2011 of approximately 38%.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010

Revenue.   Consolidated revenue for the nine-month period ended September 30, 2011 was $377.6 million compared to $302.1 million for the same period in 2010, representing a 25.0% increase, or $75.5 million.

 Affiliate Marketing segment revenue increased to $99.6 million for the nine-month period ended September 30, 2011 compared to $87.9 million in the same period in 2010. This increase of $11.7 million, or 13.3%, was attributable to our domestic operations and due to an increase in transaction volumes associated with existing customers and an increase in the number of customers. Changes in our pricing or the average order value of transactions closed on our network did not have a significant impact on Affiliate Marketing revenue in the nine-month period ended September 30, 2011.

Media segment revenue increased to $131.9 million for the nine-month period ended September 30, 2011 compared to $95.8 million for the same period in 2010. The increase of $36.1 million, or 37.7%, in Media segment revenue was attributable to the acquisitions of Dotomi and Greystripe. The remainder of the increase is due to organic growth in both our domestic and international display businesses as a result of larger sales organizations and new product offerings.

Owned & Operated Websites segment revenue increased to $119.0 million for the nine-month period ended September 30, 2011 compared to $95.8 million in the same period in 2010. The increase of $23.2 million, or 24.2%, was attributable to growth in nearly all of our owned and operated businesses.

Technology segment revenue was $27.6 million for the nine-month period ended September 30, 2011 compared to $23.4 million for the same period in 2010, an increase of $4.2 million, or 17.8%.  The increase in revenue was due to higher volumes of ad serving in both our domestic and international operations. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

Cost of Revenue and Gross Profit.  Our consolidated cost of revenue was $118.7 million for the nine-month period ended September 30, 2011 compared to $81.3 million for the same period in 2010, an increase of $37.4 million, or 45.9%. Our consolidated gross margin was 68.6% and 73.1% for the nine-month periods ended September 30, 2011 and 2010, respectively.

Cost of revenue for the Affiliate Marketing segment increased $0.4 million, or 2.8%, to $12.9 million for the nine-month period ended September 30, 2011 compared to $12.5 million for the same period in 2010. Our Affiliate Marketing gross margin increased to 87.1% for the second quarter of 2011 compared to 85.7% for the same period in 2010 due to the leverage associated with higher revenue as described above.

Cost of revenue for the Media segment increased $17.9 million, or 35.1%, to $68.9 million for the nine-month period ended September 30, 2011 compared to $51.0 million for the same period in 2010 due to the increase in revenue. Our Media segment gross margin remained relatively consistent at 47.8% for the nine-month period ended September 30, 2011 compared to 46.7% for the same period in 2010.

Cost of revenue for the Owned & Operated Websites segment increased $18.5 million to $34.5 million for the nine-month period ended September 30, 2011 compared to $16.0 million for the same period in 2010 due to the increase in revenue. Our Owned & Operated Websites segment gross margin decreased to 71.0% for the first quarter of 2011 from 83.3% for the same period in 2010 due primarily to the mix shift in this segment's traffic acquisition strategies, which increased the mix of consumer traffic coming from distribution partners with a revenue-share relationship.

Technology segment cost of revenue increased $0.4 million, or 14.4%, to $2.8 million for the nine-month period ended September 30, 2011 compared to $2.5 million for the same period in 2010.  Our Technology segment gross margin remained flat at 89.8% and 89.5% for the nine-month periods ended September 30, 2011 and 2010, respectively.

Operating Expenses:

Sales and Marketing.  Total sales and marketing expenses for the nine-month period ended September 30, 2011 were $86.0 million compared to $81.0 million for the same period in 2010, an increase of $5.0 million, or 6.2%. Sales and marketing expenses increased due primarily to increased salaries and wages as a result of increased headcount compared to the year ago period. Our sales and marketing expenses as a percentage of revenue decreased to 22.8% for the nine-month period ended September 30, 2011 compared to 26.8% for the same period in 2010. The decrease as a percentage of revenue was due to lower online advertising costs in our Owned & Operated segment due to a shift in that segment's traffic acquisition strategies, as discussed above.

General and Administrative.   General and administrative expenses increased to $41.2 million, or 10.9% of revenue, for the nine-month period ended September 30, 2011 compared to $39.5 million, or 13.1% of revenue, for the same period in 2010, an increase of $1.7 million, or 4.3%. The increase was largely due to increased headcount and increased stock-based compensation as discussed below.

Technology.   Technology expenses for the nine-month period ended September 30, 2011 were $33.7 million, or 8.9% of revenue, compared to $25.1 million, or 8.3% of revenue, for the same period in 2010, an increase of $8.5 million, or 34.0%. The increase in technology expenses was primarily due to increased salaries and wages as a result of increased headcount compared to the year ago period.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2011 increased 22.0%, or $10.6 million, to $58.4 million, from $47.9 million in the same period of the prior year, and represented 58.6% and 54.4% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

 Media segment income from operations for the nine-month period ended September 30, 2011 increased 20.2%, or $4.7 million, to $27.7 million, from $23.1 million in the same period of the prior year, and represented 21.0% and 24.1% of Media segment revenue in these respective periods. Operating margin decreased from the prior year due to higher operating expenses associated with increased headcount in this segment. Additionally, Greystripe currently has an operating margin that is less than other components of this segment due to investments to drive growth in the mobile advertising market.

Owned & Operated Websites segment income from operations for the nine-month period ended September 30, 2011 increased to $24.1 million from $17.5 million in the same period of the prior year an increase of $6.6 million, or 37.6%.  The operating margin for this segment increased to 20.3% compared to 18.3% in the prior period due to increased revenues across all of our owned and operated businesses.

Technology segment income from operations for the nine-month period ended September 30, 2011 increased to $14.9 million for the nine-month period ended September 30, 2011 compared to $12.1 million for the same period of the prior year, and represented 54.0% and 51.5% of Technology segment revenue in these respective periods.  The increase in Technology segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

Stock-Based Compensation.   Stock-based compensation for the nine-month period ended September 30, 2011 increased to $8.2 million compared to $5.8 million for the same period in 2010. The increase in stock-based compensation is primarily due to stock awards assumed in connection with the acquisitions of Dotomi and Greystripe.

Amortization of Intangible Assets.   Amortization of intangible assets increased to $17.5 million for the nine-month period ended September 30, 2011 compared to $15.3 million for the same period in 2010. This increase is due to the acquisitions of Dotomi in the current quarter and Greystripe in the second quarter of 2011.

Interest and Other Income, Net. Interest and other income, net increased to $3.2 million for the nine-month period ended September 30, 2011 compared to $0.3 million for the same period in 2010. Interest and other income, net was lower in the prior year primarily due to the realization of $3.1 million in losses on the sale of marketable securities.

Income Tax Expense. For the nine-month periods ended September 30, 2011 and 2010, we recorded income tax expense of $12.0 million and $0.6 million on pre-tax income of $83.7 million and $60.1 million, respectively. Income tax expense in these periods benefited from the tax impact of the reversal of contingency reserves of $19.0 million and $23.4 million, respectively, associated with the expiration of certain statutes of limitations.

Adjusted-EBITDA as a Non-GAAP Financial Performance Measure

In evaluating our business, we consider earnings from continuing operations before interest, income taxes, depreciation, amortization, stock-based compensation, and acquisition-related costs ("Adjusted-EBITDA"), a non-GAAP financial measure, as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. We use Adjusted‑EBITDA in evaluating the overall performance of our business operations. We believe that this measure may also be useful to investors because it eliminates the effects of period-to-period changes in income from interest on our cash and marketable securities and the costs associated with income tax expense, capital investments, acquisitions, and stock‑based compensation expense which are not directly attributable to the underlying performance of our continuing business operations. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. Generally Accepted Accounting Principles (“GAAP”), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted‑EBITDA is a non-GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income to Adjusted‑EBITDA for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2011	2010	2011	2010

Net income	$37,910	$36,177	$71,753	$69,448
Loss from discontinued operations	—	—	—	134
Gain on sale, net of tax	—	—	—	(10,040)
Interest and other income, net	(2,167)	2,683	(3,232)	(313)
Income tax expense (benefit)	(8,281)	(16,549)	11,983	594
Amortization of intangible assets	6,419	5,376	17,454	15,278
Depreciation and leasehold amortization	2,036	1,664	5,552	4,878
Stock-based compensation	3,715	1,681	8,246	5,838
Acquisition-related costs	412	—	412	—
Adjusted-EBITDA	$40,044	$31,032	$112,168	$85,817

Adjusted-EBITDA for the three- and nine-month periods ended September 30, 2011 increased to $40.0 million and $112.2 million from $31.0 million and $85.8 million for the same periods in 2010, respectively, representing increases of $9.0 million and $26.4 million, or 29.0% and 30.7%, respectively. The increases are due to revenue growth and higher operating income in all of our segments as described above.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and, as of the most recent quarter, borrowings under our credit facility. At September 30, 2011, our combined cash and cash equivalents balances totaled $98.7 million, of which $43.8 million was denominated in foreign currencies

Net cash provided by operating activities increased to $64.5 million for the nine months ended September 30, 2011 compared to $61.9 million in the same period of 2010. An increase in cash resulting from increased operating income in the current period was offset by a decrease in the impact of net working capital changes on cash.

Net cash used by investing activities totaled $211.9 million for the nine-month period ended September 30, 2011 due to the use of $209.1 million for the acquisitions of Greystripe and Dotomi and the use of $8.6 million for equipment purchases, offset by proceeds from the sale of our marketable securities of $3.0 million and principal payments of $2.8 million received on our note receivable. Cash used in investing activities of $36.5 million in the nine-month period ended September 30, 2011 was due to the use of $41.7 million for the acquisition of Investopedia and $7.1 million in equipment purchases, offset by proceeds from the sale of marketable securities of $7.9 million, cash received from the disposition of assets of $2.6 million and principal payments received on our note receivable of $1.8 million.

Net cash provided by financing activities of $52.7 million for the three months ended September 30, 2011 resulted primarily from proceeds from borrowings under our credit facility of $145.0 million and $6.6 million in proceeds received from shares issued under our employee stock programs, partially offset by common stock repurchases of $100.9 million in the nine months ended September 30, 2011. Net cash used by financing activities of $35.2 million for the nine months ended September 30, 2010 was primarily related to common stock repurchases of $38.6 million, partially offset by $2.9 million in proceeds received from shares issued under our employee stock programs.

Credit Facility

On August 19, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous $100.0 million line of credit. The Credit Facility consists of a revolving loan commitment of $150.0 million and a term loan of $50.0 million. The term loan is payable in quarterly installments of $2.5 million per quarter beginning in the fourth quarter of 2011. The Credit Facility expires on August 19, 2016. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 15 to our Condensed Consolidated Financial Statements included herein. The revolving loan commitment provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. In addition to the $50 million outstanding on the term loan, we borrowed $95 million against the revolving loan commitment during the quarter, leaving $145 million outstanding under our Credit Facility at September 30, 2011. No amounts were outstanding under our prior line of credit at December 31, 2010.

Stock Repurchase Program

In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2010, our board of directors authorized a total of $547.7 million for repurchases under the Program and we had repurchased a total of 54.7 million shares of our common stock for approximately $447.7 million. In August 2011, our board of directors authorized $85.6 million for additional repurchases under the Program, bringing the remaining balance of the authorization to $100 million. We repurchased 4.3 million shares for $63.1 million and 6.9 million shares for $100.7 million during the three- and nine-month periods ended September 30, 2011, respectively. As of September 30, 2011, up to an additional $84.9 million of our capital may be used to repurchase shares of our outstanding common stock under the Program.

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

Commitments and Contingencies

Other than certain legal matters described below under Legal Proceedings, there were no significant changes to our commitments and contingencies during the nine-month period ended September 30, 2011.

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

Capital Resources

We believe that the combination of our existing cash and cash equivalents, our $200 million Credit Facility and our expected future cash flows from operations will provide us with sufficient liquidity to fund our operations and capital requirements for at least the next twelve months.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, goodwill and other intangible assets, debt, derivatives, and contingencies and litigation. We base our estimates and assumptions on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facility, cash and cash equivalents. Our exposure to interest rate risk primarily results from changes in one-month LIBOR, which is the benchmark interest rate on borrowings under our credit facility. One-month LIBOR is currently approximately 0.25%. If the one-month LIBOR rate were to increase by 100% to 0.50%, and the entire amount of the revolving portion of our credit facility remained outstanding for a full year, we would experience an annual increase in interest expense of $0.2 million on borrowings under our credit facility. We do not believe that our current investment activities related to our cash and cash equivalents subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian Dollars. The effect of foreign currency exchange rate fluctuations for the three-month period ended September 30, 2011 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $11.1 million, an estimated reduction of income before income taxes of approximately $2.7 million and an estimated reduction of consolidated net assets of approximately $8.8 million. While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of September 30, 2011, we had $69.3 million in total current assets, including $43.8 million in cash and cash equivalents, and $12.3 million in total current liabilities denominated in foreign currencies, predominantly British Pounds, Euros and Swedish Kronor.

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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As noted in Note 4 to our condensed consolidated financial statements, we acquired Dotomi on August 31, 2011.

During the three-month period ended September 30, 2011, we began the process of incorporating our internal control over financial reporting into Dotomi. We plan to exclude this acquisition from the scope of our annual report on internal controls over financial reporting for the period ended December 31, 2011, as permitted by the Securities and Exchange Commission.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

On April 8, 2008, Hypertouch, Inc. filed an action against the Company in the Superior Court of California, County of Los Angeles. The complaint asserted causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff's alleged receipt of a large number of email messages allegedly transmitted by the Company "and/or (the Company's) agents" and seeks statutory damages for each such email. This case settled in October 2011. The terms of the settlement are not material to the Company's financial statements.

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

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM), search engine optimization (SEO), organic traffic, email campaigns, and distribution agreements with other website publishers. The current revenue and profitability levels of our Owned & Operated Websites segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Owned & Operated Websites segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines. In addition, beginning in the fourth quarter of 2011, we plan to decrease the amount of traffic that we drive to our destination websites via paid traffic sources (such and search, email and contextual) as these tend to provide a lower relative margin than our other businesses. This decreased reliance on paid traffic sources may have a significant negative impact on the revenue we generate in our Owned & Operated Websites segment in the next twelve months. However, we do not anticipate these changes will have a significant impact on our overall profitability.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, and with other large Internet display advertising networks. In addition, we compete in the online comparison shopping market with focused comparison shopping websites, and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, Google, AOL and MSN, have substantial proprietary online advertising inventory that may provide competitive advantages compared to our networks and other inventory sources, and they have the ability to significantly influence pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have.

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

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations have fallen below the expectations of market analysts and our own forecasts in the past and may also do so in some future periods. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•	macroeconomic conditions in the United States, Europe and Asia;

•	fluctuations in demand for our advertising solutions or changes in customer contracts;

•	fluctuations in click, lead, action, impression, and conversion rates;

•	fluctuations in the amount of available advertising space, or views, on our networks;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	fluctuations in sales of different types of advertising; for example, the amount of advertising sold at higher rates rather than lower rates;

•	fluctuations in the cost of online advertising;

•	seasonal patterns in Internet advertisers' spending;

•	fluctuations in our stock price which may impact the amount of stock-based compensation we are required to record;

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

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher that facilitated that sale is a New York-based entity. In early 2011 and mid-2011, the states of Illinois and California, respectively, also passed similar regulations. In addition, several other states have proposed similar regulations, although many of the regulations proposed by these other states have not passed. The New York and Illinois sales tax requirements have not had a material impact on our Affiliate Marketing segment results of operations. The California regulation was subsequently delayed until September 15, 2012 (if a federal law authorizing states to require retailers to collect taxes, regardless of the location of the retailer, is not enacted on or before July 31, 2012), but was in effect for the majority of the quarter ended September 30, 2011. During such time, we estimate that the California regulation had a negative impact of approximately 2% on the revenue generated by our Affiliate Marketing segment. We are unable to determine the impact if additional states adopt similar requirements.
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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $269.5 million.  As of September 30, 2011, we have $438.7 million and $123.0 million of goodwill and amortizable intangible assets, respectively.

We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2011.  If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes the Company’s repurchases of common stock during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	—	$—	—	$ 62.3 million

August 1, 2011 through August 31, 2011	3,072,410	14.37	3,072,410	$ 103.8 million

September 1, 2011 through September 30, 2011	1,250,000	15.19	1,250,000	$ 84.9 million

Total	4,322,410	$14.61	4,322,410	$ 84.9 million
____________________
(1)        In September 2001, the Company's board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2010, the Company's board of directors authorized a total of $547.7 million for repurchases under the Program and the Company had repurchased a total of 54.7 million shares of its common stock for approximately $447.7 million. In August 2011, the Company’s board of directors authorized $85.6 million for additional repurchases under the Program, bringing the remaining balance of the authorization to $100 million. The Company repurchased 4.3 million shares for $63.1 million and 6.9 million shares for $100.7 million during the three- and nine-month periods ended September 30, 2011, respectively. As of September 30, 2011, up to an additional $84.9 million of the Company's capital may be used to repurchase shares of its outstanding common stock under the Program.

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

(2)            Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

VALUECLICK, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	November 8, 2011