Form 10-K
period 2011-12-31
VALUECLICK INC/CA
filed 2012-02-29
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-30135
____________________________________________________________________________
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
____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2011, which was the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $1,272,482,495 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Global Select Market as of that date). As of February 22, 2012, there were 80,336,851 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2012 Annual Meeting of the Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof.

VALUECLICK, INC.
ANNUAL REPORT ON FORM 10-K
This annual report on Form 10-K ("Report"), including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 7 of this Report and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to ValueClick, Inc. are expressly qualified in their entirety by such language. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.
ITEM 1.    BUSINESS
OVERVIEW
ValueClick is one of the world's largest and most comprehensive digital marketing services companies. Our customers include direct marketers, brand advertisers and the advertising agencies that service these groups. We offer a suite of products and services that enable marketers to engage with their current and potential customers online and through mobile devices to increase brand awareness and generate leads and sales. We also offer technology infrastructure tools and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. The broad range of products and services that we provide enables our customers to address all aspects of the digital marketing process, including strategic planning, ad creation and optimization, media sourcing, and sophisticated reporting and analytics.
We generate the audiences for our advertisers' campaigns through a unique combination of: proprietary networks of third-party websites, ad exchanges, ad network optimization providers, spot buys with large publishers, search engines, and websites that we own and operate in several key verticals. Our sophisticated data management platform harnesses the large amount of anonymous data that is generated by our businesses, and we utilize this data, along with our technology platforms and marketing expertise, to deliver measurable performance for our customers.
We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include Affiliate Marketing, Media, Owned & Operated Websites, and Technology, which are described in more detail below. For information regarding the operating performance and total assets of these segments, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 18 to the December 31, 2011 consolidated financial statements included herein.
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
In affiliate marketing, a publisher joins an advertiser's affiliate marketing program and agrees to distribute the advertiser's offers in exchange for commissions on leads or sales generated. The publisher places the advertiser's display ads or text links on their website, in email campaigns, or in search listings, and receives a commission from the advertiser only when a visitor takes an agreed-upon action, such as making a purchase on the advertiser's website.
Our Affiliate Marketing services are offered on a hosted basis to enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.
CJ Marketplace
To facilitate our advertiser customers' recruitment of affiliate publishers, we manage CJ Marketplace, an advertising network dedicated to our affiliate marketing business. Advertisers upload their offers onto CJ Marketplace, making them available for placement by affiliates. Affiliates apply to join the advertiser's program, and upon acceptance, select and place the advertiser's offers on their websites, in email campaigns or in search listings. These links are served and tracked by Commission Junction. When a visitor clicks on one of the affiliate's links and then makes an online purchase or completes an agreed-upon action on the advertiser's website, that transaction is tracked and recorded by Commission Junction.
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
In addition to the transaction-related revenue streams, we also receive monthly service fees from our advertiser customers who elect to utilize our Program Management service offerings. With these services, we assume full responsibility for all aspects of managing the advertiser's program, including planning, affiliate recruitment, program review and management, and program administration.
MEDIA SEGMENT
ValueClick's Media segment provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and on mobile devices. We have aggregated thousands of online publishers and mobile application developers, and we supplement the inventory available from these sources with our ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels. We utilize our proprietary technology and data platforms and apply our industry expertise to deliver our customers' display and mobile ad campaigns across the various inventory sources to which we have access. With traditional banner ads, interstitials, text links, and other online ad units, our technology maximizes the impact of marketing campaigns by identifying the most effective placement for each type of campaign. We also execute a wide variety of rich media applications, including in-stream and in-banner video ads, providing even greater visual and auditory impact for a marketer's online display advertising campaigns.
Marketers can reach targeted online users on a large scale, using a variety of online display and mobile ad units across our entire network of publishers, any of 21 standard channels of online content within the network, customized content channels, or a select number of websites where we are authorized to sell inventory on a single-site basis. Audiences can be further targeted based on the demographic and psychographic composition of sites within the network and technical information such as geographic location, browser type, connection speed, ISP, or top-level domain (.com, .edu, etc.). We also manage vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media). In addition, our behavioral targeting capabilities allow marketers to retarget users who have recently visited their sites or display highly relevant ads based on anonymous profiles that we develop based on consumers' recent online behavior such as web browsing and interaction with ads across our network.
With over 13,000 active online publisher sites in the U.S. and approximately 18,000 worldwide, our display advertising network reached 181 million unique visitors, or 82% of the U.S. internet audience in December 2011, according to data published by comScore, Inc.
We offer multiple pricing models designed around maximizing our customers' return on investment. Our display and mobile advertising placements are offered on several pricing models including: cost-per-thousand-impression ("CPM"), whereby our customers pay based on the number of times the target audience is exposed to the advertisement; cost-per-click ("CPC"), whereby payment is triggered only when an interested individual clicks on our customer's advertisement; and cost-per-action ("CPA"), whereby payment is triggered only when a specific, pre-defined action is performed by an online consumer.
The benefits that our customers enjoy in display and other Web advertising include, but are not limited to: flexible pricing models; the ability to target and reach significant numbers of online consumers in a way that complements media buys on portals and other large websites; and the ability to improve online and mobile advertising performance while the campaigns are still running by optimizing at site, placement and creative levels, based on both response to ads and the resulting conversions.
Publishers and application developers in our display and mobile advertising networks enjoy efficient and effective monetization of their advertising inventory, including: representation by our direct sales teams in major U.S. and European media markets; participation in large-scale advertiser and advertising agency campaigns they may not be able to access on their own; enhanced monetization through our campaign optimization technology; and, settlement services to facilitate payments to publishers for the inventory utilized by the advertisers. Through our proprietary publisher interface, publishers can control their participation in campaigns as well as their minimum acceptable level of revenue on an effective-CPM basis.
Media Segment Divestiture
Our Media segment previously included our promotional lead generation marketing businesses, which was divested in February 2010. This divestiture is discussed more fully in Note 5 to our consolidated financial statements contained in this annual report.
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
The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan, Korea and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Investopedia.com website provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and our other vertical content websites offer consumers information and reference material across a variety of topics. Our services in these areas are free for consumers, and we generate revenue in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on our websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on our websites.
In addition to our destination websites, Search123, which operates primarily in Europe, is ValueClick's self-service paid search offering that generates its traffic primarily through syndication relationships with content websites. Search syndication revenues are driven on a CPC basis.
TECHNOLOGY SEGMENT
Our Technology segment provides advertisers, advertising agencies and other companies with the tools they need to effectively manage their online marketing programs. Our technology products and services are offered through our wholly-owned subsidiary Mediaplex, Inc. Mediaplex is an application services provider ("ASP") offering technology infrastructure tools and consultative services that enable marketers to implement and manage their own online display advertising, search engine marketing ("SEM") and email campaigns. Our Mediaplex products are based on our proprietary MOJO® technology platform, which has the ability, among other attributes, to automatically configure advertisements in response to real-time information from an advertiser's enterprise data system and to provide ongoing campaign optimization and analytics. Mediaplex's products are priced primarily on a CPM basis.
INTERNATIONAL OPERATIONS
We currently conduct international operations through wholly-owned subsidiaries throughout Europe, and in Canada, China, Korea, and Japan.
In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick, Inc., based in the United Kingdom. Since then we have expanded in Europe, Asia and Africa by opening wholly-owned subsidiaries in Paris, France; Munich, Germany; Madrid, Spain; Dublin, Ireland; Hong Kong, China; and Durban, South Africa. In July 2007, we acquired MeziMedia, which has operations in the United States, China, Japan and Korea. In August 2010, we acquired Investopedia, which has operations in Canada. Employees in our international subsidiaries totaled 431 as of December 31, 2011. For additional information regarding our international operations, see Note 18 to our consolidated financial statements contained in this annual report on Form 10-K.
TECHNOLOGY PLATFORMS
Our proprietary applications are constructed from established, readily available technologies. Some of the basic components that our products are built on come from leading software and hardware providers such as Oracle, Dell, NetApp, Citrix, and Cisco while some components are constructed from leading Open Source initiatives such as Apache Web Server, MySQL, Java, Perl, PHP, Hadoop, and Linux. By striking the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward enhancing and maintaining our technology platforms while minimizing our technology costs.

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
Customers
We sell our products and services to a variety of advertisers, advertising agencies and traffic distribution partners. Our Media and Affiliate Marketing segment revenues are generated from thousands of customers, and there are no significant customer concentrations in these segments. Our Owned & Operated Websites and Technology segments each have significant customers that comprise a large portion of each segment's respective revenues. A loss of, or reduction of revenue from, these significant customers could have a significant negative impact on the revenue of these segments.
Competition
We face intense competition in the Internet advertising market. We expect that this competition will continue to intensify in the future as a result of industry consolidation, the continuing maturation of the industry and low barriers to entry. We compete with a diverse and large pool of advertising, media and Internet companies.
Our ability to compete depends upon several factors, including the following:

•	our continued ability to aggregate large networks of quality publishers and application developers efficiently;

•	our continued ability to effectively acquire online inventory from ad exchanges;

•	the timing and market acceptance of new solutions and enhancements to existing solutions developed by us;

•	our customer service and support efforts;

•	our sales and marketing efforts;

•	the ease of use, performance, price, and reliability of solutions provided by us; and

•	our ability to remain price competitive while maintaining our operating margins.
Additional competitive factors include, but are not limited to, our: reputation, knowledge of the advertising market, geographical coverage, relationships with customers, technological capability, and quality and breadth of products and services. For additional information regarding our competitors, see "If we fail to compete effectively against other Internet advertising companies, we could lose customers or advertising inventory and our revenue and results of operations could decline" in the Item 1A "Risk Factors" discussion in this annual report on Form 10-K.
Seasonality and Cyclicality
We believe that our business is subject to seasonal fluctuations, with the calendar fourth quarter generally being our strongest. Expenditures by advertisers and advertising agencies vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns.
INTELLECTUAL PROPERTY RIGHTS
We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have registered the trademark "ValueClick" in the United States, European Union, Australia, Canada, China, Japan, and New Zealand. We currently have five pending U.S. patent applications. In addition, we have been granted twelve U.S. patents. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may have or may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.
CORPORATE HISTORY AND RECENT ACQUISITIONS
We commenced operations as ValueClick, LLC, a California limited liability company, on May 1, 1998. Prior to the formation of ValueClick, LLC, the ValueClick Internet advertising business began in July 1997 as a line of business within Web-Ignite Corporation, a company wholly owned by the founding member of ValueClick, LLC. The reorganization and formation of ValueClick, LLC was effected by the transfer of the Internet advertising business of Web-Ignite to ValueClick, LLC. On December 31, 1998, ValueClick, LLC reorganized as ValueClick, Inc., a Delaware corporation. On March 30, 2000, we completed our initial public offering of common stock. Our common stock is publicly traded and is reported on the NASDAQ Global Select Market under the symbol "VCLK." We have acquired 17 companies (four of which were subsequently divested) since our inception, including the following three acquisitions in the past two years.
Dotomi, Inc. On August 31, 2011, the Company completed the acquisition of Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers. Dotomi's offering enables advertisers to re-market to their existing customers through customized display ad campaigns. Dotomi's end-to-end solution manages the campaign strategy, creative development, media buys and campaign optimization, and campaign analytics. Under the terms of the agreement, the Company acquired all outstanding equity interests in Dotomi for total consideration of $288.1 million, consisting of cash consideration of $171.8 million, 7.1 million shares of the Company's stock valued at $109.4 million, and the assumption of approximately 0.5 million shares of fully vested stock options valued at $6.9 million. Dotomi provides the Company with a unique set of data-driven targeting capabilities combined with expertise in brand strategy and creative development.
Greystripe, Inc. On April 21, 2011, the Company completed the acquisition of Greystripe, Inc. ("Greystripe"), a brand-focused mobile advertising network with expertise in ads delivered on smartphone applications. Under the terms of the agreement, the Company acquired all outstanding equity interests in Greystripe for cash consideration of $70.6 million. Greystripe provides the Company with immediate scale in the U.S. mobile advertising market.
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
Please refer to the section entitled "Government Enforcement Actions, Changes in Government Regulation, Technical Proposals and Industry Standards, Including, But Not Limited To, Spyware, Privacy and Email Matters, Could Decrease Demand For Our Products and Services and Increase Our Costs of Doing Business" in Item 1A "Risk Factors" of this annual report on Form 10-K for further details about our compliance with privacy regulations.
EMPLOYEES
As of December 31, 2011, we had 990 employees in the U.S. and 431 employees in our international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.

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
CODE OF ETHICS AND BUSINESS CONDUCT
We have adopted a Code of Ethics and Business Conduct (the "Code") for our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.valueclick.com under the heading "Corporate Governance" in our Investor Relations site. Among other things, the Code addresses such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior.
Within the Code, ValueClick has established an accounting ethics complaint procedure for all of its employees, directors, agents and consultants. The complaint procedure is for any of these persons who may have concerns regarding accounting, internal accounting controls and auditing matters. We treat all complaints submitted through this process confidentially and with the utmost professionalism. In addition, we have established an anonymous online and telephone hotline through a secure third party so that employees can report fraud and/or serious financial reporting issues anonymously and without the fear of retaliation. We do not, and will not, condone any retaliation of any kind against an employee who comes forward with an ethical concern or complaint.

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

This report on Form 10-K contains forward-looking statements based on the current expectations, assumptions, estimates, and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report on Form 10-K. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OUR PROFITABILITY MAY NOT REMAIN AT CURRENT LEVELS

We face risks that could prevent us from achieving our current profitability levels in future periods. These risks include, but are not limited to, our ability to:

•	adapt our products, services and cost structure to changing macroeconomic conditions;

•	maintain and increase our access to advertising space on publisher websites, ad exchanges, mobile applications, and other sources;

•	maintain and increase the number of advertisers that use our products and services;

•	continue to expand the number of products and services we offer and the capacity of our systems;

•	adapt to changes in Web advertisers' marketing needs and policies, and the technologies used to generate Web advertisements;

•	respond to challenges presented by the large and increasing number of competitors in the industry;

•	respond to challenges presented by the continuing consolidation within our industry;

•	adapt to changes in legislation, taxation or regulation regarding Internet usage, advertising and e-commerce; and

•	adapt to changes in technology related to online advertising filtering software and "do not track" browser solutions.

If we are unsuccessful in addressing these or other risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING SPACE, AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE NEW ADVERTISING SPACE.

Our success depends in part on our ability to effectively manage our existing advertising space as well as successfully access advertising space available on ad exchanges and through ad network optimization service providers. The Web publishers and mobile application developers that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, Web publishers and mobile application developers can change the amount of inventory they make available to us at any time. If a Web publisher or mobile application developer decides not to make advertising space from its websites available to us, we may not be able to replace this advertising space with advertising space from other sources that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue.

We expect that our advertiser customers' requirements will become more sophisticated as the Web and mobile devices continue to mature as advertising mediums. If we fail to manage our existing advertising space effectively to meet our advertiser customers' changing requirements, our revenue could decline. Our growth depends, in part, on our ability to expand our advertising inventory within our networks and to have access to new sources of advertising inventory such as ad exchanges. To attract new customers, we must maintain a consistent supply of attractive advertising space. Our success relies in part on expanding our advertising inventory by selectively adding new Web publishers and mobile application developers to our networks that offer attractive demographics, innovative and quality content and growing user traffic. Our ability to attract new Web publishers and mobile application developers to our networks and to retain them in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to: our ability to introduce new and innovative products and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and mobile application developers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers and mobile application developers continues to increase. We cannot assure you that the size of our advertising inventory will increase or remain constant in the future.

OUR OWNED & OPERATED WEBSITES SEGMENT REVENUE IS SUBJECT TO CUSTOMER CONCENTRATION RISKS. THE LOSS OF ONE OR MORE OF THE MAJOR CUSTOMERS IN OUR OWNED & OPERATED WEBSITES SEGMENT COULD SIGNIFICANTLY AND NEGATIVELY IMPACT THE REVENUE AND PROFITABILITY LEVELS OF THIS SEGMENT.

Our Owned & Operated Websites business generates revenue through a combination of: sponsored search listings placed on our destination websites; search syndication fees from our Search123 business in Europe; merchant relationships; affiliate marketing networks; and display advertising on our destination websites. Approximately two-thirds of the revenue, and approximately one-half of the profitability, in our Owned & Operated Websites segment is generated via the combination of sponsored search listings (primary from Google) and search syndication revenue (entirely with Yahoo!). Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of these partners; the determination by one or both of these partners that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or both of these partners were to cease or become significantly reduced in scale, our revenue and, to a lesser extent, our profitability levels could be significantly and negatively impacted.

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR OWNED & OPERATED WEBSITES SEGMENT.

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM); search engine optimization (SEO); organic traffic; email campaigns; and distribution agreements with other website publishers. The current revenue and profitability levels of our Owned & Operated Websites segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Owned & Operated Websites segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines. In addition, we plan to decrease the mix of traffic that we drive to our destination websites via paid traffic sources (such as search, email and contextual), and we anticipate a decrease in our search syndication revenue in 2012 as compared to 2011. These changes may have a significant negative impact on the revenue we generate in our Owned & Operated Websites segment in the next twelve months. However, we do not anticipate these changes will have a significant impact on our overall consolidated profitability.

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

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE AND MOBILE ADVERTISEMENTS AND TO PREVENT FRAUD ON OUR NETWORKS IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, and with other large Internet display advertising networks. In addition, we compete in the online comparison shopping market with focused comparison shopping websites, and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, Google, Facebook, AOL and MSN, have substantial proprietary online advertising inventory that may provide competitive advantages compared to our networks and other inventory sources, and they have the ability to significantly influence pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers ("ISPs"), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative, or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

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

Our future success is substantially dependent on the continued service of our key senior management. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our senior management team, or of any other key employees, could divert management's time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We may be unable to retain our key employees or attract, retain and motivate other highly qualified employees in the future. We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business and may experience similar difficulties in the future.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors' responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. We lease data center space in various locations in northern and southern California; Illinois; Virginia; Stockholm, Sweden; and Shanghai, China. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations have fallen below the expectations of market analysts and our own forecasts in the past and may also do so in some future periods. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•	macroeconomic conditions in the United States, Europe and Asia;

•	fluctuations in demand for our advertising solutions or changes in customer contracts;

•	fluctuations in click, lead, action, impression, and conversion rates;

•	fluctuations in the amount of available advertising space, or views, on our networks or fluctuations in our ability to acquire advertising space through ad exchanges and other sources;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	fluctuations in sales of different types of advertising; for example, the amount of advertising sold at higher rates rather than lower rates;

•	fluctuations in the cost of online and mobile advertising;

•	seasonal patterns in advertisers' spending;

•	fluctuations in our stock price which may impact the amount of stock-based compensation we are required to record;

•
changes in our pricing and publisher compensation policies, the pricing and publisher compensation policies of our competitors, the pricing and publisher compensation policies of our advertiser customers, or the pricing policies for advertising on the Internet generally;

•	changes in the regulatory environment, including regulation of advertising on the Internet, that may negatively impact our marketing practices;

•	possible impairments of the recorded amounts of goodwill, intangible assets, note receivable or other long-lived assets;

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

•
the loss of, or a significant reduction in business from, large customers resulting from, among other factors, the exercise of a cancellation clause within a contract, the non-renewal of a contract or an advertising insertion order or shifting business to a competitor when the lack of an exclusivity clause exists;

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

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations, cash flows, and financial condition.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM UNAUTHORIZED USE, WHICH COULD DIMINISH THE VALUE OF OUR PRODUCTS AND SERVICES, WEAKEN OUR COMPETITIVE POSITION AND REDUCE OUR REVENUE.

Our success depends in large part on our proprietary technologies, including tracking management software, our affiliate marketing technologies, our display advertising technologies, our technology, including SEM technology, that runs our owned and operated websites, and our MOJO platform. In addition, we believe that our trademarks are key to identifying and differentiating our products and services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

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
Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the "Spy Act of 2007") and the New York Attorney General's office has also pursued enforcement actions against companies in this industry. In addition, on December 1, 2010, the FTC issued its long-awaited staff report criticizing industry self-regulatory efforts as too slow and lacking adequate protections for consumers and emphasizing a need for simplified notice, choice and transparency to the consumer of the collection, use and sharing of their data. The FTC suggests various methods and measures, including an implementation of a "Do Not Track" mechanism - likely a persistent setting on consumers' browsers - that consumers can choose whether to allow the tracking of their online searching and browsing activities. As a result of the report, some of the browser makers have been working on their own do-not-track technical solutions, notably Microsoft Internet Explorer, Mozilla Firefox, Apple Safari, and Google Chrome. Microsoft's Internet Explorer 9 offers a tracking protection feature that doesn't allow for tracking by allowing Internet users to download tracking protection block lists which consequently block any third-party domain included in such block lists from serving content. This content-blocking feature, depending on the adoption by Internet users, may adversely affect our ability to grow our company, maintain our current revenues and profitability, serve and monetize content, and utilize our behavioral targeting platform.
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
Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress and the State of California currently have pending legislation regarding privacy and data security measures, as detailed in the above previous paragraph. Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies with which we work, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.
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
IF OUR NOTE RECEIVABLE BECOMES UNCOLLECTIBLE, WE WOULD BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.
As more fully described in Note 6 to our consolidated financial statements, we sold our Web Clients business on February 1, 2010 in exchange for a note receivable with a fair market value of $32.8 million. The carrying amount of the note receivable at December 31, 2011 is $31.3 million. If this note receivable were to become uncollectible, we would be required to take a charge against earnings for the amount of the note that becomes uncollectible. This may have an adverse impact on our results of operations.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of December 31, 2011, we have $437.0 million and $114.0 million of goodwill and amortizable intangible assets, respectively.

We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2012.  If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

As more fully described in Note 10 to our consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate, as well as in jurisdictions in which we do not operate but may have tax nexus given the complexities associated with various state tax regulations. We may be challenged by the taxing authorities in these various jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND OUR BUSINESS MAY BE HARMED AND OUR STOCK PRICE MAY BE ADVERSELY IMPACTED.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. We determined that our internal control over financial reporting was effective as of December 31, 2011. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2011, we leased facilities at the following locations (including square-feet and primary function/segment(s) using the facility):

•	Westlake Village, California (41,500 square-feet; corporate headquarters, Affiliate Marketing and Media)

•	San Francisco, California (40,750 square-feet; Affiliate Marketing, Media and Technology)

•	Santa Barbara, California (28,350 square-feet; Affiliate Marketing)

•	Chicago, Illinois (26,400 square-feet; Media)

•	Shanghai, China (24,500 square-feet; Owned & Operated Websites)

•	New York, New York (18,100 square-feet; Affiliate Marketing, Media and Technology)

•	Westborough, Massachusetts (15,800 square-feet; Affiliate Marketing)

•	Edmonton, Alberta, Canada (11,700 square-feet; Owned & Operated Websites)

•	London, England (10,900 square-feet; European headquarters)

•	Los Angeles, California (9,000 square-feet; Media)
We also lease small office space and facilities in: Monrovia, California; San Mateo, California; Redwood City, California; Atlanta, Georgia; Minneapolis, Minnesota; Toronto, Canada; Paris, France; Munich, Germany; Dublin, Ireland; Madrid, Spain; Stockholm, Sweden; Durban, South Africa; Seoul, Korea; Hong Kong, China; and, Tokyo, Japan. In addition, we use third-party co-location facilities that house our Web servers in: Sunnyvale, California; San Jose, California; Los Angeles, California; El Segundo, California; Santa Clara, California; Ashburn, Virginia; Oak Brook, Illinois; Stockholm, Sweden; and Shanghai, China. As a result of the divestiture of our lead generation business, operated through our Web Clients subsidiary, the lease on our Harrisburg, Pennsylvania facility was assumed by the buyer in February 2010. For additional information regarding our obligations under leases, see Note 17 to our consolidated financial statements included in this annual report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
On April 8, 2008, Hypertouch, Inc. filed an action against the Company in the Superior Court of California, County of Los Angeles. The complaint asserted causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff's alleged receipt of a large number of email messages allegedly transmitted by the Company "and/or (the Company's) agents" and seeks statutory damages for each such email. This case settled in October 2011. The terms of the settlement were not material to the Company's consolidated financial statements.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has traded on the NASDAQ Global Select Market (including its predecessor markets) under the symbol "VCLK" since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. On February 22, 2012, the last sale price of our common stock reported by the NASDAQ Global Select Market was $20.18 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2011:
Fourth Quarter	$18.34	$14.76
Third Quarter	$19.20	$13.35
Second Quarter	$19.73	$14.30
First Quarter	$17.20	$13.65

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2010:
Fourth Quarter	$17.23	$12.61
Third Quarter	$13.84	$9.80
Second Quarter	$12.33	$8.88
First Quarter	$10.85	$8.60
Stockholders
As of December 31, 2011, there were 540 stockholders of record who held shares of our common stock.

Dividend Policy
We have not declared or paid any cash dividends on our capital stock since our inception, and we have no immediate plans to begin paying a cash dividend.

Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return of $100 invested in our common stock on December 31, 2006 through December 31, 2011 relative to the cumulative total return of $100 invested in the NASDAQ Composite Index and the RDG Internet Composite Index calculated similarly for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ValueClick, Inc., the NASDAQ Composite Index, and the RDG Internet Composite Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
ValueClick, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities
The table below summarized our common stock repurchases during the three months ended December 31, 2011 (dollar amounts, except per share data, are in millions).

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	97,347	$15.02	97,347	$83.5
November 1, 2011 through November 30, 2011	2,694,833	15.85	2,694,833	40.8
December 1, 2011 through December 31, 2011	—	—	—	40.8
Total	2,792,180	$15.82	2,792,180	$40.8

(1)
In September 2001, our board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2010, our board of directors authorized a total of $547.7 million for repurchases under the Program, and we repurchased a total of 54.7 million shares of our common stock for approximately $447.7 million. In August 2011, our board of directors authorized $85.6 million for additional repurchases under the Program. During the year ended December 31, 2011, we repurchased 9.7 million shares for $144.8 million, leaving up to an additional $40.8 million of our capital to be used to repurchase shares of our outstanding common stock under the Program as of December 31, 2011. In February 2012, our Board of directors increased the authorization to $100 million. Repurchases have been funded from available working capital and borrowings under our credit facility and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management or our board of directors determines additional repurchases are not warranted. The amounts authorized by our board of directors exclude broker commissions.

(2)	Includes commissions paid.
ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below with respect to our consolidated statements of comprehensive income for the years ended December 31, 2011, 2010 and 2009 and with respect to our consolidated balance sheets as of December 31, 2011 and 2010 have been derived from the audited consolidated financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements not included herein, and as adjusted for the reclassification of previously reported operating results arising from discontinued operations and the reclassification of certain costs and expenses as described more fully in Note 1 to our consolidated financial statements contained elsewhere in this Annual Report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with both Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K, and the consolidated financial statements and the notes to those consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA(1)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Revenue	$560,155	$430,798	$422,723	$455,441	$375,515
Cost of revenue(3)	242,249	190,856	187,922	207,093	145,044
Gross profit(3)	317,906	239,942	234,801	248,348	230,471
Operating expenses:
Sales and marketing(2)(3)	65,996	45,750	53,719	76,241	70,174
General and administrative(2)	59,906	53,536	60,373	88,745	60,711
Technology(2)	49,276	35,047	25,050	31,160	27,715
Amortization of acquired intangible assets(3)	16,646	13,089	13,128	14,335	15,328
Impairment of goodwill and intangible assets	—	—	—	269,500	—
Total operating expenses(3)	191,824	147,422	152,270	479,981	173,928
Income (loss) from operations	126,082	92,520	82,531	(231,633)	56,543
Interest and other income, net	4,666	2,204	302	2,451	12,025
Income (loss) before income taxes	130,748	94,724	82,833	(229,182)	68,568
Income tax expense (benefit)	29,618	14,120	21,264	(33,814)	28,406
Income (loss) from continuing operations	101,130	80,604	61,569	(195,368)	40,162
Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(134)	7,047	(23,728)	30,450
Gain on disposition, net of tax	—	10,040	—	4,984	—
Net income (loss) from discontinued operations	—	9,906	7,047	(18,744)	30,450
Net income (loss)	$101,130	$90,510	$68,616	$(214,112)	$70,612
Basic net income (loss) per common share
Continuing operations	$1.26	$0.99	$0.71	$(2.12)	$0.40
Discontinued operations	$—	$0.12	$0.08	$(0.20)	$0.31
Net income (loss)	$1.26	$1.11	$0.79	$(2.32)	$0.71
Diluted net income (loss) per common share
Continuing operations	$1.24	$0.98	$0.71	$(2.12)	$0.40
Discontinued operations	$—	$0.12	$0.08	$(0.20)	$0.30
Net income (loss)	$1.24	$1.10	$0.79	$(2.32)	$0.70
Weighted-average shares used to calculate basic net income (loss) per common share	80,323	81,615	86,716	92,325	99,224
Weighted-average shares used to calculate diluted net income (loss) per common share	81,489	82,334	87,210	92,325	100,518
_________________________

(1)	The amounts included in the Consolidated Statement of Operations Data for the years presented reflect the following acquisitions from their effective dates:

Acquisitions	Date
Dotomi	August 2011
Greystripe	April 2011
Investopedia	August 2010
MeziMedia	July 2007

The results of operations of the following dispositions and disposal groups are reflected in discontinued operations for all periods:

Dispositions	Date
Mediaplex Systems	October 2008
E-Babylon, Inc.	October 2008
Web Marketing Holdings, LLC ("Web Clients")	February 2010

(2)	Includes stock-based compensation for the following periods (in thousands):

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Sales and marketing	$3,320	$1,280	$1,907	$15,621	$4,645
General and administrative	7,829	5,815	6,034	30,620	9,526
Technology	2,873	849	928	1,925	1,218
Total	$14,022	$7,944	$8,869	$48,166	$15,389

(3)
Includes the reclassification of traffic acquisition costs from sales and marketing expense and amortization of acquired developed technology and websites from operating expenses to cost of revenue for the following periods (see Note 1 to our consolidated financial statements contained in this annual report for further information regarding these reclassifications)(in thousands):

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Traffic acquisition costs	$54,051	$66,532	$64,738	$60,225	$25,765
Amortization of acquired developed technology and websites	9,633	7,522	6,675	7,398	1,152
Total	$63,684	$74,054	$71,413	$67,623	$26,917

Consolidated Balance Sheet Data

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cash, cash equivalents and marketable securities	$116,676	$197,317	$180,523	$150,412	$287,517
Working capital	$135,317	$199,267	$160,531	$77,183	$179,649
Total assets	$880,711	$613,567	$566,562	$603,279	$1,011,022
Total non-current liabilities	$181,702	$37,668	$61,669	$73,195	$81,890
Total stockholders' equity	$563,393	$472,641	$406,489	$353,479	$709,933

Adjusted-EBITDA as a Non-GAAP Performance Measure
In evaluating our business, we consider earnings from continuing operations before interest, income taxes, depreciation, amortization, stock-based compensation, goodwill impairment charges, and acquisition related costs ("Adjusted-EBITDA"), a non-GAAP financial measure, as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. We use Adjusted-EBITDA in evaluating the overall performance of our business operations. We believe that this measure may also be useful to investors because it eliminates the effects of period-to-period changes in income from interest on our cash and cash equivalents, marketable securities, note receivable, and borrowings, and the costs associated with income tax expense, capital investments, acquisitions, and stock-based compensation expense which are not directly attributable to the underlying performance of our continuing business operations. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. Generally Accepted Accounting Principles ("GAAP"), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted-EBITDA is a non-GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (loss) from continuing operations to Adjusted-EBITDA:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income (loss) from continuing operations	$101,130	$80,604	$61,569	$(195,368)	$40,162
Interest and other income, net	(4,666)	(2,204)	(302)	(2,451)	(12,025)
Income tax expense (benefit)	29,618	14,120	21,264	(33,814)	28,406
Amortization of acquired developed technology and websites included in cost of revenue	9,633	7,522	6,675	7,398	1,152
Amortization of acquired intangible assets included in operating expenses	16,646	13,089	13,128	14,335	15,328
Depreciation and leasehold amortization	8,028	6,620	7,563	8,480	8,088
Stock-based compensation	14,022	7,944	8,869	48,166	15,389
Impairment of goodwill and intangible assets	—	—	—	269,500	—
Acquisition related costs	412	—	—	—	—
Adjusted-EBITDA	$174,823	$127,695	$118,766	$116,246	$96,500

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

	For the Three-Month Period Ended
	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$182,594	$135,988	$125,062	$116,511	$128,747	$106,768	$99,601	$95,682
Cost of revenue(2)	74,128	59,697	56,450	51,974	56,907	48,656	45,284	40,009
Gross profit(2)	108,466	76,291	68,612	64,537	71,840	58,112	54,317	55,673
Operating expenses:
Sales and marketing(1)(2)	22,275	16,815	14,274	12,632	12,047	11,201	10,848	11,654
General and administrative(1)	18,678	15,143	13,562	12,523	14,019	12,331	13,363	13,823
Technology(1)	15,608	12,649	10,853	10,166	9,924	8,897	8,302	7,924
Amortization of acquired intangible assets(2)	6,327	4,222	3,389	2,708	3,153	3,372	3,267	3,297
Total operating expenses(2)	62,888	48,829	42,078	38,029	39,143	35,801	35,780	36,698
Income from operations	45,578	27,462	26,534	26,508	32,697	22,311	18,537	18,975
Interest and other income (expense), net	1,434	2,167	657	408	1,891	(2,683)	2,437	559
Income before income taxes	47,012	29,629	27,191	26,916	34,588	19,628	20,974	19,534
Income tax expense (benefit)	17,635	(8,281)	10,210	10,054	13,526	(16,549)	8,932	8,211
Income from continuing operations	29,377	37,910	16,981	16,862	21,062	36,177	12,042	11,323
Discontinued operations:
Loss from discontinued operations, net of tax(1)	—	—	—	—	—	—	—	(134)
Gain on disposition, net of tax	—	—	—	—	—	—	—	10,040
Net income from discontinued operations	—	—	—	—	—	—	—	9,906
Net income	$29,377	$37,910	$16,981	$16,862	$21,062	$36,177	$12,042	$21,229
Basic net income per common share
Continuing operations	$0.36	$0.47	$0.22	$0.21	$0.26	$0.45	$0.15	$0.14
Discontinued operations	—	—	—	$—	$—	$—	$—	$0.12
Net income	$0.36	$0.47	$0.22	$0.21	$0.26	$0.45	$0.15	$0.26
Diluted net income per common share
Continuing operations	$0.35	$0.47	$0.21	$0.21	$0.26	$0.44	$0.15	$0.14
Discontinued operations	—	—	—	$—	$—	$—	$—	$0.12
Net income	$0.35	$0.47	$0.21	$0.21	$0.26	$0.44	$0.15	$0.25
Other Data:
Adjusted-EBITDA(3)	$62,655	$40,044	$37,057	$35,067	$41,878	$31,032	$27,281	$27,504
______________________________________

(1)	Includes stock-based compensation for the following periods (in thousands):

	For the Three-Month Period Ended
	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
Sales and marketing	$1,675	$826	$533	$286	$363	$257	$332	$328
General and administrative	2,663	2,077	1,676	1,413	1,457	1,261	1,660	1,437
Technology	1,438	812	405	218	286	163	208	192
Total	$5,776	$3,715	$2,614	$1,917	$2,106	$1,681	$2,200	$1,957

(2)
Includes the reclassification of traffic acquisition costs from sales and marketing expense and amortization of acquired developed technology and websites from operating expenses to cost of revenue for the following periods (see Note 1 to our consolidated financial statements contained in this annual report for further information regarding these reclassifications):

	For the Three-Month Period Ended
	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
	(in thousands)
Traffic acquisition costs	$11,776	$11,764	$13,594	$16,917	$19,272	$18,149	$16,269	$12,841
Amortization of acquired developed technology and websites	$2,498	$2,197	$2,758	$2,180	$2,180	$2,004	$1,669	$1,669
Total	$14,274	$13,961	$16,352	$19,097	$21,452	$20,153	$17,938	$14,510

(3)	The following is a reconciliation of quarterly net income from continuing operations to Adjusted-EBITDA:

	For the Three-Month Period Ended
	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
	(in thousands)
Net income from continuing operations	$29,377	$37,910	$16,981	$16,862	$21,062	$36,177	$12,042	$11,323
Interest and other (income) expense, net	(1,434)	(2,167)	(657)	(408)	(1,891)	2,683	(2,437)	(559)
Income tax expense (benefit)	17,635	(8,281)	10,210	10,054	13,526	(16,549)	8,932	8,211
Amortization of acquired developed technology and websites included in cost of revenue	2,498	2,197	2,758	2,180	2,180	2,004	1,669	1,669
Amortization of acquired intangible assets included in operating expenses	6,327	4,222	3,389	2,708	3,153	3,372	3,267	3,297
Depreciation and leasehold amortization	2,476	2,036	1,762	1,754	1,742	1,664	1,608	1,606
Stock-based compensation	5,776	3,715	2,614	1,917	2,106	1,681	2,200	1,957
Acquisition related costs	—	412	—	—	—	—	—	—
Adjusted-EBITDA	$62,655	$40,044	$37,057	$35,067	$41,878	$31,032	$27,281	$27,504

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
Overview
ValueClick is one of the world's largest and most comprehensive digital marketing services companies. Our customers include direct marketers, brand advertisers and the advertising agencies that service these groups. We offer a suite of products and services that enable marketers to engage with their current and potential customers online and through mobile devices to increase brand awareness and generate leads and sales. We also offer technology infrastructure tools and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. The broad range of products and services that we provide enables our customers to address all aspects of the digital marketing process, including strategic planning, ad creation and optimization, media sourcing, and sophisticated reporting and analytics.
In 2011, we acquired Dotomi, Inc. ("Dotomi"), completed on August 31, 2011, and Greystripe, Inc. ("Greystripe"), completed on April 21, 2011. On August 3, 2010, we completed the acquisition of Investopedia.com ("Investopedia"). The results of operations of Dotomi, Greystripe and Investopedia have been included in our consolidated results of operations beginning September 1, 2011, April 22, 2011 and August 4, 2010, respectively. Note 4 to our consolidated financial statements included in this annual report on Form 10-K provides unaudited pro forma revenue, net income and basic and diluted net income per common share for the year ended December 31, 2011 and 2010 as if the acquisition of Dotomi occurred as of January 1, 2010. The results of operations of Greystripe and Investopedia were immaterial to our consolidated financial statements for the periods prior to their acquisition and have therefore been excluded from our pro forma disclosure herein.
In February 2010, we completed the disposition of our Web Clients subsidiary. The results of operations of Web Clients have been classified as discontinued operations in our consolidated financial statements. All current year and prior year financial information discussed herein pertains to the remaining continuing operations.
We derive our revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology. Each of these four business segments is described in Item 1 "Business" of this annual report on Form 10-K.
Our operations and financial performance depend on general economic conditions. The economies in which we primarily operate have experienced, and could continue to experience, an economic downturn due to various factors including: challenges in worldwide credit markets, slower economic activity, decreased consumer confidence, high consumer debt levels and unemployment rates, and other adverse business conditions. Such fluctuations in these economies could cause, among other things, deterioration and continued decline in business and consumer spending, reductions in our customers' advertising budgets, and a decrease in demand for the types of online marketing services we provide or the products our customers offer. These factors have negatively impacted our revenue levels and could continue to negatively impact our business in the future.
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

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Affiliate Marketing Segment
Revenue	$139,409	$124,126	$111,903
Cost of revenue	17,125	17,215	15,617
Gross profit	122,284	106,911	96,286
Operating expenses	37,711	37,359	38,165
Segment income from operations	$84,573	$69,552	$58,121
Media Segment
Revenue	$224,574	$137,487	$135,086
Cost of revenue	110,115	74,102	71,320
Gross profit	114,459	63,385	63,766
Operating expenses	59,439	29,760	30,505
Segment income from operations	$55,020	$33,625	$33,261
Owned & Operated Websites Segment
Revenue	$159,821	$138,545	$149,599
Cost of revenue	101,964	89,639	91,740
Gross profit	57,857	48,906	57,859
Operating expenses	24,093	20,943	22,825
Segment income from operations	$33,764	$27,963	$35,034
Technology Segment
Revenue	$37,031	$31,889	$27,686
Cost of revenue	3,917	3,359	3,709
Gross profit	33,114	28,530	23,977
Operating expenses	13,557	11,932	11,202
Segment income from operations	$19,557	$16,598	$12,775
Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$192,914	$147,738	$139,191
Corporate expenses	(26,531)	(26,663)	(27,988)
Stock-based compensation	(14,022)	(7,944)	(8,869)
Amortization of acquired intangible assets included in consolidated cost of revenue	(9,633)	(7,522)	(6,675)
Amortization of acquired intangible assets included in consolidated operating expenses	(16,646)	(13,089)	(13,128)
Consolidated income from operations	$126,082	$92,520	$82,531
Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$139,409	$124,126	$111,903
Media	224,574	137,487	135,086
Owned & Operated Websites	159,821	138,545	149,599
Technology	37,031	31,889	27,686
Inter-segment eliminations	(680)	(1,249)	(1,551)
Consolidated revenue	$560,155	$430,798	$422,723
RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2011 and 2010
Revenue.    Consolidated revenue for the year ended December 31, 2011 was $560.2 million, representing a 30.0%

increase from the prior year total of $430.8 million.
Affiliate Marketing segment revenue increased to $139.4 million for the year ended December 31, 2011 compared to $124.1 million in 2010. This increase of $15.3 million, or 12.3%, was attributable to our domestic operations and was due to an increase in the number of customers and an increase in transaction volumes associated with existing customers. Changes in our pricing or the average order value of transactions closed on our network did not have a significant impact on Affiliate Marketing revenue in the year ended December 31, 2011.
Media segment revenue increased to $224.6 million for the year ended December 31, 2011 compared to $137.5 million for 2010. This increase was attributable to (a) the acquisitions of Dotomi and Greystripe, which we acquired on August 31, 2011 and April 21, 2011, respectively, and together contributed approximately $60.8 million of revenue in 2011, and (b) growth in our historical display advertising business as a result of our larger sales organization, new product offerings and a strong display advertising market in the United States in 2011.
Owned & Operated Websites segment revenue increased to $159.8 million for the year ended December 31, 2011 compared to $138.5 million in 2010. The increase of $21.3 million, or 15.4%, was primarily attributable to increased volume in our Search123 and Pricerunner.com businesses in Europe and the inclusion of a full year of results from Investopedia, which we acquired on August 3, 2010. Our Owned & Operated Websites segment revenue is concentrated with two major customers, Google and Yahoo!. A loss of, or reduction of revenue from, one or both of these customers could have a significant negative impact on the revenue and profitability of this segment and the Company.
Technology segment revenue was $37.0 million for the year ended December 31, 2011 compared to $31.9 million in 2010 an increase of $5.1 million, or 16.1%. The increase in revenue was due to new customer wins and higher volumes of ad serving, particularly in our international operations. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.
Cost of Revenue and Gross Profit.    Cost of revenue includes payments to website publishers, payments to search engines for driving consumer traffic to our owned and operated websites, certain labor costs that are directly related to revenue-producing activities, Internet access costs, amortization of developed technology and websites acquired in business combinations, and depreciation on revenue-producing technologies.
Costs associated with payments to search engines for driving consumer traffic to our owned and operated websites were, prior to the fourth quarter of 2011, classified in operating expenses in the Sales and marketing expense line item. Beginning in the fourth quarter of 2011, we are classifying these costs in Cost of revenue. Additionally, we are correcting the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in Cost of revenue beginning in the fourth quarter of 2011. These reclassifications are more fully described in Note 1 to our consolidated financial statements. Amortization related to developed technologies and websites acquired in business combinations was previously recorded in operating expenses in the Amortization of intangible assets acquired in business combinations line item. All prior periods presented in the Consolidated Statements of Comprehensive Income included herein are presented using the new classifications.
Consolidated cost of revenue was $242.2 million for the year ended December 31, 2011 compared to $190.9 million in 2010, an increase of $51.4 million, or 26.9%. Our consolidated gross margin remained relatively consistent at 56.8% for the year ended December 31, 2011 compared to 55.7% for the year ended December 31, 2010.
Cost of revenue for the Affiliate Marketing segment was $17.1 million for the year ended December 31, 2011 compared to $17.2 million in 2010. Our Affiliate Marketing segment gross margin remained relatively consistent at 87.7% for the year ended December 31, 2011 compared to 86.1% for the same period in 2010.
Cost of revenue for the Media segment increased to $110.1 million for the year ended December 31, 2011 compared to $74.1 million in 2010. Our Media segment gross margin increased to 51.0% for the year ended December 31, 2011 compared to 46.1% for the same period in 2010. The increase in Media segment gross margin resulted primarily from the inclusion of the relatively higher gross margin Dotomi business. Excluding the impact of Dotomi, our Media segment gross margin would have been consistent with the year ago period.
Cost of revenue for the Owned & Operated Websites segment was $102.0 million for the year ended December 31, 2011 compared to $89.6 million in 2010. The increase in cost of revenue was due to the higher revenue described above. Our

Owned & Operated Websites segment gross margin remained relatively consistent at 36.2% for the year ended December 31, 2011 compared to 35.3% in 2010.
Technology segment cost of revenue was $3.9 million for the year ended December 31, 2011 compared to $3.4 million in 2010. The increase was primarily due to the higher revenue as described above. Our Technology segment gross margin remained consistent at 89.4% in 2011 compared to 89.5% in 2010. As the gross margin for the Technology segment is highly dependent upon revenue due to the existing operating leverage, any increases or decreases in segment revenue may have a significant impact on segment gross margin.
Operating Expenses:
Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials. Online advertising costs (traffic acquisition costs) in our Owned & Operated segment that were previously included in sales and marketing expenses have been reclassified to cost of revenue for all periods presented, as described above.
Sales and marketing expenses for the year ended December 31, 2011, after giving effect to the reclassification adjustments discussed above under Cost of revenue, were $66.0 million compared to $45.8 million in 2010, an increase of $20.2 million, or 44.3%. Sales and marketing expenses increased primarily due to the growth in our businesses as described above and the acquisitions of Dotomi and Greystripe. Our sales and marketing expenses as a percentage of revenue increased slightly to 11.8% for the year ended December 31, 2011 compared to 10.6% in 2010 due to increased compensation, as a result of increased headcount.
General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $59.9 million for the year ended December 31, 2011 compared to $53.5 million in 2010, an increase of $6.4 million, or 11.9%. General and administrative expenses increased primarily due to the acquisitions of Dotomi and Greystripe and higher stock-based compensation expense as described below. However, our general and administrative expenses as a percentage of revenue decreased to 10.7% for the year ended December 31, 2011 compared to 12.4% in 2010 as our corporate expenses remained relatively flat despite the growth in our revenue.
Technology.    Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the year ended December 31, 2011 were $49.3 million compared to $35.0 million in 2010, an increase of $14.2 million, or 40.6%. The increase in technology expenses was primarily due to the growth in our businesses as described above and the acquisitions of Dotomi and Greystripe. Our technology expenses as a percentage of revenue remained relatively consistent at 8.8% for the year ended December 31, 2011 compared to 8.1% in 2010.
Segment Income from Operations.    Affiliate Marketing segment income from operations for the year ended December 31, 2011 increased 21.6%, or $15.0 million, to $84.6 million, from $69.6 million in the prior year, and represented 60.7% and 56.0% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and operating income margin was primarily attributable to the operating leverage associated with the higher revenue as described above.
Media segment income from operations for the year ended December 31, 2011 increased 63.6%, or $21.4 million, to $55.0 million, from $33.6 million in the prior year, due to the higher revenue as described above. Media segment operating income margin remained flat at 24.5% of Media segment revenue in these respective periods.
Owned & Operated Websites segment income from operations for the year ended December 31, 2011 increased to $33.8 million, from $28.0 million in the prior year, due to the higher revenue as described above. Owned & Operated Websites segment operating income margin remained relatively flat at 21.1% and 20.2% in these respective periods.
Technology segment income from operations for the year ended December 31, 2011 increased to $19.6 million, from $16.6 million in the prior year, due to the higher revenue as described above. Technology segment operating income margin remained relatively flat at 52.8% and 52.0% in these respective periods.

Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2011 was $14.0 million compared to $7.9 million in 2010. The increase of $6.1 million was primarily due to unvested equity awards assumed in the acquisitions of Dotomi and Greystripe as well as new equity awards granted during the year ended December 31, 2011. Due primarily to the timing of the vesting of certain of the assumed equity awards in the Dotomi acquisition, we currently expect our stock-based compensation expense in 2012 to be higher than our historical run-rate and be in the range of $22 million to $23 million for the year ending December 31, 2012. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock options and restricted stock, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.
Amortization of Acquired Intangible Assets.    As discussed above under Cost of revenue, we are correcting the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in Cost of revenue beginning in the fourth quarter of 2011. All prior periods presented in the Consolidated Statements of Comprehensive Income included herein are presented using the new classifications. Previously, all amortization expense was recorded in operating expenses in the Amortization of acquired intangible assets line item.
Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the year ended December 31, 2011 was $9.6 million compared to $7.5 million in 2010. Amortization of all remaining acquired intangible assets, included in Amortization of acquired intangible assets, for the year ended December 31, 2011 was $16.6 million compared to $13.1 million in 2010. The increases in amortization expense compared to the prior year are primarily due to the addition of certain intangible assets arising from the acquisitions of Dotomi, Greystripe and Investopedia, offset partially by certain intangible assets from an earlier acquisition that became fully amortized.
We currently anticipate total amortization of intangible assets of approximately $32.4 million for the year ending December 31, 2012, with approximately $10.0 million of this amount being recorded in Cost of revenue and approximately $22.4 million being recorded in operating expenses. Such amounts may change as a result of any future acquisitions.
Interest and Other Income, net.    Interest and other income, net, consists principally of interest earned on our note receivable, gains and losses on sales of marketable securities, foreign currency exchange gains or losses, and interest expense associated with our credit facility. Interest and other income, net was $4.7 million for 2011 compared to $2.2 million for the same period in 2010. In 2010, we realized $2.8 million in losses on sales of auction rate securities, which was the primary reason for the increase in net interest and other income from 2010 to 2011. Excluding the impact of those losses, interest and other income, net decreased slightly. This was due to additional interest expense on new borrowings under our credit facility in 2011, offset partially by an increase in foreign exchange gains.
Income Tax Expense.    For the years ended December 31, 2011 and 2010, we recorded income tax expense of $29.6 million and $14.1 million, respectively. Our effective income tax rate for the year ended December 31, 2011 increased to 22.7% from 14.9% for the year ended December 31, 2010. In both 2011 and 2010, we recognized tax benefits related to the reversal of contingency reserves due to the expiration of certain statutes of limitations. The tax benefit realized in 2011 of $19.5 million was lower than the $24.9 million in benefit we recognized in 2010, resulting in the higher effective tax rate for 2011. We currently expect our effective tax rate to be approximately 38.0% in the year ending December 31, 2012.
Adjusted-EBITDA.    Adjusted-EBITDA for the year ended December 31, 2011 increased to $174.8 million from $127.7 million for the same period in 2010, representing an increase of $47.1 million, or 36.9%. The increase is primarily due to increased operating income in our Affiliate Marketing and Media segments as described above.
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
Cost of Revenue and Gross Profit.    Costs associated with payments to search engines for driving consumer traffic to our owned and operated websites were, prior to the fourth quarter of 2011, classified in operating expenses in the Sales and marketing expense line item. Beginning in the fourth quarter of 2011, we are classifying these costs in Cost of revenue. Additionally, we are correcting the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in Cost of revenue beginning in the fourth quarter of 2011. Amortization related to developed technologies and websites acquired in business combinations was previously recorded in operating expenses in the Amortization of intangible assets acquired in business combinations line item. All prior periods presented in the Consolidated Statements of Comprehensive Income included herein are presented using the new classifications.
Consolidated cost of revenue was $190.9 million for the year ended December 31, 2010 compared to $187.9 million in 2009, an increase of $2.9 million, or 1.6%. Our consolidated gross margin increased slightly to 55.7% for the year ended December 31, 2010 compared to 55.5% for the year ended December 31, 2009.
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
Cost of revenue for the Owned & Operated Websites segment was $89.6 million for the year ended December 31, 2010 compared to $91.7 million in 2009. The decrease in cost of revenue was due to the lower revenue described above. Our Owned & Operated Websites segment gross margin decreased to 35.3% for 2010 from 38.7% in 2009 due to the impact of the revenue decline with one major customer as described above.
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
Operating Expenses:
Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials. Online advertising costs (traffic acquisition costs) in our Owned & Operated segment that were previously included in sales and marketing expenses have been reclassified to cost of revenue for all periods presented, as described above.
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
Sales and marketing expenses for the year ended December 31, 2010, after giving effect to the reclassification adjustments discussed above, were $45.8 million compared to $53.7 million in 2009, a decrease of $8.0 million, or 14.8%. Sales and marketing expenses decreased primarily due to the reclassification of $8.5 million of certain network development-related expenses to technology expense. Our sales and marketing expenses as a percentage of revenue decreased to 10.6% for the year ended December 31, 2010 compared to 12.7% in 2009 due to this reclassification.
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
Segment Income from Operations.    Affiliate Marketing segment income from operations for the year ended December 31, 2010 increased 19.7%, or $11.4 million, to $69.6 million, from $58.1 million in the prior year, and represented 56.0% and 51.9% of Affiliate Marketing segment revenue in these respective periods. The higher operating margin was due to the higher gross profit as described above and lower operating expenses as compared to the year ago period.
Media segment income from operations for the year ended December 31, 2010 increased 1.1%, or $0.4 million, to $33.6 million, from $33.3 million in the prior year, and remained consistent at 24.5% and 24.6% of Media segment revenue in these respective periods.
Owned & Operated Websites segment income from operations for the year ended December 31, 2010 decreased to $28.0 million, from $35.0 million in the prior year, and represented 20.2% and 23.4% of Owned & Operated Websites segment revenue in these respective periods. The decrease in Owned & Operated Websites segment income from operations and operating margin was primarily attributable to the decline in gross margin as described above.
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
Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2010 was $7.9 million compared to $8.9 million in 2009. The decrease of $0.9 million was primarily due to certain stock options becoming fully vested during 2009 and 2010.
Amortization of Acquired Intangible Assets.    As discussed above, we are correcting the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in the Cost of revenue line item beginning in the fourth quarter of 2011. All prior periods presented in the Consolidated Statements of Comprehensive Income included herein are presented using the new classifications. Previously, all amortization expense was recorded in operating expenses in the Amortization of acquired intangible assets line item.
Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the year ended December 31, 2010 was $7.5 million compared to $6.7 million in 2009. Amortization of all remaining acquired intangible assets, included in Amortization of acquired intangible assets, was $13.1 million for the years ended December 31, 2010 and 2009. The increase in total amortization expense compared to the prior year is primarily due to the addition of certain intangible assets arising from the acquisition of Investopedia, offset by certain intangible assets that became fully amortized.

Interest and Other Income, net.    Interest and other income, net, consists principally of interest earned on our cash, cash equivalents, marketable securities and note receivable, gains and losses on sales of marketable securities and foreign currency exchange gains or losses. Interest and other income, net was $2.2 million for 2010 compared to $0.3 million for the same period in 2009. The increase of $1.9 million was primarily attributable to interest income earned on the note receivable from the sale of Web Clients and favorable exchange rate fluctuations in 2010 compared to 2009, offset by losses realized on the sale of certain auction rate securities.
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
Adjusted-EBITDA.    Adjusted-EBITDA for the year ended December 31, 2010 increased to $127.7 million from $118.8 million for the same period in 2009, representing an increase of $8.9 million, or 7.5%. The increase is primarily due to higher operating income in our Affiliate Marketing and Technology segments, offset partially by lower operating income in our Owned & Operated Websites segment, as described above.
Liquidity and Capital Resources
We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At December 31, 2011, our combined cash and cash equivalents and marketable securities balances totaled $116.7 million, including $61.0 million of cash and cash equivalents held by our international subsidiaries.
Net cash provided by operating activities totaled $114.9 million for the year ended December 31, 2011 compared to $96.9 million in 2010 and $123.7 million in 2009. The increase in net cash provided by operating activities of $18.0 million from 2010 to 2011 was due to an increase in net income before depreciation and amortization, offset partially by the impact of working capital changes. The decrease in net cash provided by operating activities of $26.8 million from 2009 to 2010 was primarily due to the disposition of our lead generation business and negative working capital changes.
Net cash used in investing activities for the year ended December 31, 2011 of $221.0 million was due to the use of $216.5 million for acquisitions, including net cash payments of $68.9 million for Greystripe and $147.6 million for Dotomi, and net purchases of property and equipment of $11.2 million, offset by $3.7 million in principal payments received on our note receivable and $3.0 million in proceeds from the sale of marketable securities. Net cash used in investing activities for the year ended December 31, 2010 of $24.7 million was the result of the use of $41.7 million used to acquire Investopedia and net purchases of property and equipment of $7.4 million, offset by $21.8 million in proceeds from the sale of marketable securities and $2.7 million in principal payments received on our note receivable. Net cash used in investing activities for the year ended December 31, 2009 of $59.0 million was the result of earnout payments related to the acquisition of MeziMedia of $62.7 million and purchases of property and equipment of $4.6 million, offset by proceeds from the maturity and sale of marketable securities of $8.3 million.
Net cash provided by financing activities for the year ended December 31, 2011 of $31.8 million was primarily due to net borrowings under our credit agreement of $167.5 million and proceeds from shares issued under employee stock programs of $6.9 million, offset by the use of $145.0 million to repurchase common stock under our stock repurchase program. Net cash used in financing activities for the year ended December 31, 2010 of $33.8 million was primarily attributable to the use of $38.6 million to repurchase common stock under our stock repurchase program, offset by proceeds from shares issued under employee stock programs of $4.2 million. Net cash used in financing activities for the year ended December 31, 2009 of $32.1 million was primarily attributable to the use of $35.1 million to repurchase common stock under our stock repurchase program, offset by proceeds from shares issued under employee stock programs of $2.9 million.
Marketable Securities
We did not hold any marketable securities as of December 31, 2011. Marketable securities as of December 31, 2010 consisted of one auction rate security ("ARS") with a par value and estimated fair value of $3.0 million. This ARS was sold in January 2011 at its par value. For the year ended December 31, 2010, we sold ARS with a total par value of $24.6 million and realized a loss of $2.8 million.

Credit Facility
On August 19, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous $100.0 million line of credit. The Credit Facility consists of a revolving loan commitment of $150.0 million and a term loan of $50.0 million. The term loan is payable in quarterly installments of $2.5 million per quarter beginning in the fourth quarter of 2011. The Credit Facility expires on August 19, 2016. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 16 to our Consolidated Financial Statements included herein. The revolving loan commitment provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At December 31, 2011, there was $47.5 million outstanding on the term loan. In addition, we borrowed $120.0 million against the revolving loan commitment during the year, resulting in $167.5 million outstanding under our Credit Facility at December 31, 2011. No amounts were outstanding under our prior line of credit at December 31, 2010.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2010, our board of directors authorized a total of $547.7 million for repurchases under the Program and we repurchased a total of 54.7 million shares of our common stock for approximately $447.7 million. In August 2011, our board of directors authorized $85.6 million for additional repurchases under the Program. During the year ended December 31, 2011, we repurchased 9.7 million shares for $144.8 million, leaving up to an additional $40.8 million of our capital to be used to repurchase shares of our outstanding common stock under the Program as of December 31, 2011. In February 2012, our Board of directors increased this authorization to $100 million.
Repurchases have been funded from available working capital and borrowings under our Credit Facility, and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management or our board of directors determines additional repurchases are not warranted. The amounts authorized by our board of directors exclude broker commissions.
Commitments and Contingencies
Contractual obligations at December 31, 2011 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years	Other
Operating leases(1)	$34,297	$6,960	$12,401	$9,286	$5,650	$—
Purchase obligations(2)	3,201	3,055	146	—	—	—
Liability for unrecognized tax benefits(3)	16,883	—	—	—	—	16,883
Borrowings under Credit Facility(4)	167,500	10,000	20,000	137,500	—	—
Total contractual obligations	$221,881	$20,015	$32,547	$146,786	$5,650	$16,883

(1)
The non-cancelable operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $31,000. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not currently believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

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

(4)	Includes payments on the principal borrowings under our Credit Facility. Please refer to Note 16 to the consolidated financial statements for a description of the Credit Facility.

Other commercial commitments as of December 31, 2011 are as follows (in thousands):

	Other Commercial Commitments
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$541	$40	$—	$290	$211
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
Capital Resources
We believe that the combination of our existing cash and cash equivalents, our Credit Facility and our expected future cash flows from operations will provide us with sufficient liquidity to fund our operations and capital requirements for at least the next twelve months.
However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing, whether under the existing Credit Facility or a new facility. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders may be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.
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

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales credits, investments, income taxes, goodwill and other intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
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
Deferred revenue consists primarily of the unrecognized portion of implementation fee revenue for our Affiliate Marketing segment. Prepayments and amounts on deposit from customers are classified as an advertiser deposit liability which is classified under accounts payable and accrued expenses in our consolidated balance sheets.
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

As of December 31, 2011, we recorded an allowance for doubtful accounts and sales credits of $4.7 million, which represents an allowance percentage of 3.5% of our gross accounts receivable balance of $134.7 million. If our assumptions and estimates regarding the ultimate collectability of our outstanding accounts receivable balances and/or our sales credits changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the December 31, 2011 allowance for doubtful accounts and sales credits of approximately $1.3 million and a corresponding decrease in our operating income for the year then ended.

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

As of December 31, 2011, we have gross deferred tax assets of $65.2 million, relating to net operating loss carryforwards, goodwill impairment and certain other temporary differences. As of December 31, 2011, based upon both positive and negative evidence available, we have determined it is more likely than not that certain deferred tax assets primarily relating to capital loss carryforwards and net operating loss carryforwards in various jurisdictions may not be realizable. Accordingly, we have recorded a valuation allowance of $2.6 million against these deferred tax assets as of December 31, 2011. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2011, an adjustment to the net deferred tax assets would impact net income in the period such determination was made.
In addition to our deferred tax assets, management is required to make judgments and assumptions related to our uncertain tax positions. As further described in Note 10 to the consolidated financial statements, as of December 31, 2011 we have recorded a liability for uncertain tax positions of $16.9 million. The ultimate resolutions of these uncertain tax positions may take several years. Such resolutions could result in additional tax payments by us to the applicable tax jurisdiction(s). If the ultimate resolutions of any of our uncertain tax positions results in either (a) an additional tax payment that is lower than our liability recorded for such uncertain tax position or (b) no additional tax payment, then we would record a reduction to our liability for uncertain tax positions and a corresponding decrease to our income tax expense in the period such resolution is achieved. Accordingly, a resolution of one or more of our uncertain tax positions in any given period could have a material impact to our reported net income for such period. However, because the ultimate resolution of our uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in our liability for uncertain tax positions or the timing of such changes.

•	Goodwill and Other Intangible Assets. As of December 31, 2011, we had goodwill and other intangible assets with net balances of $437.0 million and $114.0 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31 or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2011, our reporting units consisted of the Affiliate Marketing, Media, Dotomi, Owned & Operated Websites, and Technology operating segments. However, our Technology reporting unit has no goodwill. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach.
As a result of our 2011 annual goodwill impairment test, no goodwill impairment was recorded as the estimated fair value of each reporting unit exceeded the carrying value. Based on our 2011 impairment testing, there would have to be significant unfavorable changes to our estimates and assumptions for an impairment to exist.
In addition to the accounting for goodwill as described above, we amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the intangible assets exceeds the fair market value of the intangible assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of any individual other intangible assets which could lead to impairment. No impairment was identified in 2011 or 2010 related to intangible assets associated with our continuing operations.

•
Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation in accordance with GAAP and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. This standard is effective for interim and annual periods beginning after December 15, 2011 (early adoption is permitted) and requires retrospective application. Also, in December 2011, the FASB indefinitely deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We early adopted the presentation requirement of other comprehensive income for the year ended December 31, 2011 with retrospective application for the years ended December 31, 2010 and 2009.

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. This guidance became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2011. The adoption of this guidance did not have a significant impact on our financial position or results of operations.
In July 2010, the FASB issued authoritative guidance that requires enhanced disclosures regarding the nature of credit risk inherent in an entity's portfolio of financing receivables, how that risk is analyzed, and the changes, as well as the reasons for such changes, in the allowance for credit losses. The guidance requires companies to enhance disclosure about the credit quality of financing receivables and the allowance for credit losses, including credit quality indicators, non-accrual and past due information, impaired loans, and modifications of financing receivables. This guidance became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued additional authoritative guidance to improve disclosures about fair value measurements. The guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. The guidance also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures became effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, we adopted the disclosure amendments, except for the amendments to Level 3 fair value measurements as described above, which we adopted on January 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Inflation
Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended December 31, 2011, 2010 and 2009.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to fluctuations in interest rates, which impact the amount of interest we must pay on our outstanding debt, and the amount of interest income we earn on our cash equivalents. Our outstanding debt consists of two components, a five-year term loan and a revolving line of credit, and currently bears interest at one-month LIBOR plus a margin of 1.50%. We have entered into an interest rate swap to fix the interest rate that we pay on the term loan at 0.91% above the applicable LIBOR margin, which is currently 1.50%. The interest we pay on the revolving component of our debt is subject to fluctuations in the one-month LIBOR rate. If the one-month LIBOR rate were to increase by 100% and our outstanding balance remained at $120 million, our interest expense would increase by approximately $0.4 million over the next year.
We currently invest a portion of our idle cash in diversified money market accounts. We do not believe that our current investment activities subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.
Foreign Currency Risk
We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the years ended December 31, 2011, 2010 and 2009 was not material to our consolidated results of operations. We enter into foreign currency exchange forward contracts to hedge certain of our exposures to currency exchange rate fluctuations related to short-term intercompany balances. There were no material gains or losses in 2009, 2010 or 2011 associated with the requirement to mark-to-market our short-term intercompany balances or with our hedging activities.
In the future, if there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $12.3 million, a reduction of income before income taxes of approximately $2.8 million and a reduction of net assets, excluding intercompany balances, of approximately $10.3 million. As of December 31, 2011, we had $89.2 million in total current assets, including $61.0 million in cash and cash equivalents, and $16.6 million in total current liabilities denominated in foreign currencies, predominantly British Pounds, Euros and Swedish Kronor.
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
In connection with the preparation of this annual report on Form 10-K as of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2011 to provide reasonable assurance that the information required to be disclosed by it in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.
Management excluded from the assessment of the Company's internal control over financial reporting as of December 31, 2011 certain elements of the internal control over financial reporting of Dotomi because Dotomi was acquired by the Company during 2011. The excluded elements represent controls over accounts of approximately 5% of the Company's consolidated assets as of December 31, 2011 and 8% of its consolidated revenue for the year then ended.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
Additionally, the Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to the Company's internal control over financial reporting during the three-month period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As noted in Note 4 to our consolidated financial statements, we acquired Dotomi on August 31, 2011. During the three-month period ended December 31, 2011, we continued the process of incorporating our internal control over financial reporting into Dotomi.
ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on or about May 8, 2012.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on or about May 8, 2012.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	3,520,356	$4.83	10,951,557
Equity compensation plans not approved by security holders(2)	1,153,107	$2.11	—
Total	4,673,463	$4.16	10,951,557

(1)
For additional information with respect to the outstanding option pricing categories as of December 31, 2011, refer to Note 12 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

(2)	The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations.

(3)
Of these shares, 0.5 million were available under the Employee Stock Purchase Plan and 10.5 million were available for award grant purposes under the 2002 Stock Incentive Plan. During the current purchase period, which ends on February 29, 2012, an estimated 0.1 million shares of the Company's common stock may become issuable under the Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on or about May 8, 2012.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on or about May 8, 2012.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on or about May 8, 2012.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this annual report on Form 10-K:

1.	Financial Statements. The consolidated financial statements of ValueClick, Inc. are included in a separate section of this annual report on Form 10-K commencing on page F-1.

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

10.1(14)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(12)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(12)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(12)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC

Exhibit Number	Description of Document
10.5(12)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.6(12)	License and Option Agreement, dated January 1, 1999, by and between ValueClick, LLC and ValueClick Japan, Inc. in effect from January 1, 1999 to December 17, 1999
10.7(12)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.8(12)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.9(15)†	1999 Stock Option Plan, as amended, and form of option agreement
10.10(16)†	2002 Stock Incentive Plan and form of option agreement
10.11(17)†	2007 Employee Stock Purchase Plan and form of subscription agreement
10.12(23)†	Key Employee Agreement between ValueClick and James R. Zarley dated February 7, 2008
10.13(18)†	Key Employee Agreement between ValueClick and Samuel J. Paisley dated January 1, 2002
10.14(24)†	Key Employee Agreement between ValueClick and Peter Wolfert dated February 7, 2008
10.15(25)†	Key Employee Agreement between ValueClick and Tom A. Vadnais dated February 7, 2008
10.16(26)†	Key Employee Agreement between ValueClick and John P. Pitstick dated February 7, 2008
10.17(27)†	Key Employee Agreement between ValueClick and Scott P. Barlow dated February 7, 2008
10.18(12)	Intercompany License Agreement dated December 19, 1999, between ValueClick and ValueClick Japan, Inc.
10. 19(28)†	Key Employee Agreement between ValueClick and David Yovanno dated February 7, 2008
10.20(20)
Credit Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other financial institutions from time to time party thereto

10.21(21)
Security Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media,  Inc., Search123.com Inc., Mediaplex, Inc., BeFree, Inc., Commission Junction, Inc. and Wells Fargo Bank, National Association

10.22(22)
Guaranty Agreement dated as of November 14, 2008 by Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media, Inc., Search123.com Inc., Mediaplex, Inc., Be Free, Inc., and Commission Junction, Inc. in favor of Wells Fargo Bank, National Association

10.23(29)
Amendment to Credit Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other financial institutions from time to time party thereto

10.24(30)
Amended and Restated Credit Agreement dated as of August 19, 2011 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, L/C Issuer and Swing Line Lender), JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions from time to time party thereto.

10.25(31)
Agreement and Plan of Merger, dated as of August 1, 2011, by and among ValueClick, Inc., Dragon Subsidiary Corp., a wholly-owned subsidiary of ValueClick, Inc., Viper Subsidiary, LLC, a wholly-owned subsidiary of ValueClick, Inc., Dotomi, Inc., and David Vogel, solely in his capacity as Equityholder Agent.

21.1	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description of Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

†	Indicates a management contract or compensatory arrangement.

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

(1)	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on August 2, 2007.

(2)	Incorporated by reference to Exhibit 2.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(3)	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on June 29, 2005.

(4)	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on August 12, 2005.

(5)	Incorporated by reference to Exhibit 2.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2005.

(6)	Incorporated by reference to Exhibit 2.2 to the annual report on Form 10-K filed by ValueClick on March 31, 2005.

(7)	Incorporated by reference to Exhibit 2.6 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(8)	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K/A filed by ValueClick on February 23, 2004.

(9)	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on June 11, 2003.

(10)	Incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(11)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by ValueClick on December 8, 2010.

(12)	Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999.

(13)	Incorporated by reference to Exhibit 4 to the current report on Form 8-K filed by ValueClick on June 14, 2002.

(14)	Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(15)	Incorporated by reference from Registration Statement on Form S-8 (File No. 333-61278) originally filed with the Securities and Exchange Commission on April 19, 2001.

(16)	Incorporated by reference from Registration Statement on Form S-8 (File No. 333-89396) originally filed with the Securities and Exchange Commission on May 30, 2002.

(17)	Incorporated by reference from Registration Statement on Form S-8 (File No. 333-145853) originally filed with the Securities and Exchange Commission on August 31, 2007.

(18)	Incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K filed by ValueClick on March 28, 2003.

(19)	Not used.

(20)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by ValueClick on November 18, 2008.

(21)	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by ValueClick on November 18, 2008.

(22)	Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by ValueClick on November 18, 2008.

(23)	Incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K filed by ValueClick on February 29,

2008.

(24)	Incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(25)	Incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(26)	Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(27)	Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(28)	Incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(29)	Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by ValueClick on February 1, 2010.

(30)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by ValueClick on August 19, 2011.

(31)	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on August 30, 2011.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
ValueClick, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Dotomi, Inc., from its assessment of internal control over financial reporting as of December 31, 2011 because Dotomi was acquired by the Company in a purchase business combination during 2011. We have also excluded Dotomi from our audit of internal control over financial reporting. Dotomi is a wholly-owned subsidiary whose total assets and total revenues excluded represent 5% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2012

VALUECLICK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$116,676	$194,317
Marketable securities	—	3,000
Accounts receivable, net of allowances of $4,731 and $3,976 as of December 31, 2011 and 2010, respectively	129,076	86,738
Prepaid expenses and other current assets	8,092	5,688
Income taxes receivable	7,112	7,091
Deferred tax assets	9,977	5,691
Total current assets	270,933	302,525
Note receivable, less current portion	29,700	31,267
Property and equipment, net	19,952	12,414
Goodwill	437,033	183,218
Intangible assets acquired in business combinations, net	114,007	33,525
Deferred tax assets, less current portion	8,018	49,360
Other assets	1,068	1,258
Total assets	$880,711	$613,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$123,863	$100,974
Other current liabilities	1,753	2,284
Short-term borrowings	10,000	—
Total current liabilities	135,616	103,258
Income taxes payable, less current portion	22,755	36,595
Deferred tax liabilities, less current portion	1,447	1,073
Borrowings under credit agreement, less current portion	157,500	—
Total liabilities	317,318	140,926
Commitments and contingencies (Note 17)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 80,139,493 and 80,974,145 shares issued and outstanding at December 31, 2011 and 2010, respectively	80	81
Additional paid-in capital	552,608	555,859
Accumulated other comprehensive loss	(10,138)	(6,389)
Retained earnings (accumulated deficit)	20,843	(76,910)
Total stockholders' equity	563,393	472,641
Total liabilities and stockholders' equity	$880,711	$613,567
The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenue	$560,155	$430,798	$422,723
Cost of revenue	242,249	190,856	187,922
Gross profit	317,906	239,942	234,801
Operating expenses:
Sales and marketing (includes stock-based compensation of $3,320, $1,280 and $1,907 for 2011, 2010 and 2009, respectively)	65,996	45,750	53,719
General and administrative (includes stock-based compensation of $7,829, $5,815 and $6,034 for 2011, 2010 and 2009, respectively)	59,906	53,536	60,373
Technology (includes stock-based compensation of $2,873, $849 and $928 for 2011, 2010 and 2009, respectively)	49,276	35,047	25,050
Amortization of intangible assets acquired in business combinations	16,646	13,089	13,128
Total operating expenses	191,824	147,422	152,270
Income from operations	126,082	92,520	82,531
Interest and other income, net	4,666	2,204	302
Income before income taxes	130,748	94,724	82,833
Income tax expense	29,618	14,120	21,264
Income from continuing operations	101,130	80,604	61,569
Discontinued operations (Note 5):
(Loss) income from discontinued operations, net of tax benefit of $88 in 2010 and tax expense of $4,008 in 2009	—	(134)	7,047
Gain on sale, net of tax benefit of $8,944	—	10,040	—
Net income from discontinued operations	—	9,906	7,047
Net income	101,130	90,510	68,616
Other comprehensive income:
Change in market value of marketable securities, net of tax	—	5,524	2,577
Foreign currency translation	(3,749)	(2,056)	5,281
Other comprehensive income, net of tax	(3,749)	3,468	7,858
Total comprehensive income	$97,381	$93,978	$76,474

Basic net income per common share:
Continuing operations	$1.26	$0.99	$0.71
Discontinued operations	—	0.12	0.08
	$1.26	$1.11	$0.79
Diluted net income per common share:
Continuing operations	$1.24	$0.98	$0.71
Discontinued operations	—	0.12	0.08
	$1.24	$1.10	$0.79
Weighted-average shares used to calculate net income per common share:
Basic	80,323	81,615	86,716
Diluted	81,489	82,334	87,210

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2008	—	—	86,743,612	$87	$607,143	$(17,715)	$(236,036)	$353,479
Non-cash, stock-based compensation	—	—	—	—	9,241	—	—	9,241
Shares issued in connection with employee stock programs	—	—	733,515	—	2,914	—	—	2,914
Repurchase and retirement of common stock	—	—	(3,599,431)	(3)	(35,145)	—	—	(35,148)
Tax benefit (shortfall) from employee stock transactions	—	—	—	—	(471)	—	—	(471)
Net income	—	—	—	—	—	—	68,616	68,616
Other comprehensive income	—	—	—	—	—	7,858	—	7,858
Balance at December 31, 2009	—	—	83,877,696	$84	$583,682	$(9,857)	$(167,420)	$406,489
Non-cash, stock-based compensation	—	—	—	—	7,944	—	—	7,944
Shares issued in connection with employee stock programs	—	—	1,056,426	1	4,202	—	—	4,203
Repurchase and retirement of common stock	—	—	(3,959,977)	(4)	(38,552)	—	—	(38,556)
Tax benefit (shortfall) from employee stock transactions	—	—	—	—	(1,417)	—	—	(1,417)
Net income	—	—	—	—	—	—	90,510	90,510
Other comprehensive income	—	—	—	—	—	3,468	—	3,468
Balance at December 31, 2010	—	—	80,974,145	$81	$555,859	$(6,389)	$(76,910)	$472,641
Non-cash, stock-based compensation	—	—	—	—	14,022	—	—	14,022
Shares issued in connection with employee stock programs	—	—	1,388,101	1	6,944	—	—	6,945
Issuance of shares in business combinations	—	—	7,481,387	8	109,351	—	—	109,359
Assumed options from business combinations	—	—	—	—	6,944	—	—	6,944
Repurchase and retirement of common stock	—	—	(9,704,140)	(10)	(141,648)	—	(3,377)	(145,035)
Tax benefit (shortfall) from employee stock transactions	—	—	—	—	1,136	—	—	1,136
Net income	—	—	—	—	—	—	101,130	101,130
Other comprehensive loss	—	—	—	—	—	(3,749)	—	(3,749)
Balance at December 31, 2011	—	—	80,139,493	$80	$552,608	$(10,138)	$20,843	$563,393
The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$101,130	$90,510	$68,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34,307	27,231	33,576
Non-cash, stock-based compensation	14,022	7,944	9,241
Provision for doubtful accounts and sales credits	2,980	1,636	4,865
Amortization of discount on note receivable	(2,325)	(2,488)	—
Impairment of goodwill and intangible assets	—	—	5,500
Gain on sale of businesses, net of tax	—	(10,040)	—
Realized loss on securities	—	2,783	—
Deferred income taxes	2,713	7,848	4,501
Net tax windfall (shortfall) from stock-based awards	1,136	(1,417)	(452)
Excess tax benefit from stock-based awards	(2,364)	(556)	(175)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,206)	(19,169)	25,253
Prepaid expenses and other assets	(1,455)	1,918	438
Accounts payable and accrued expenses	12,386	8,759	(15,826)
Income taxes receivable/payable	(16,420)	(18,313)	(11,746)
Deferred revenue	(981)	291	(55)
Net cash provided by operating activities	114,923	96,937	123,736
Cash flows from investing activities:
Proceeds from the sales of marketable securities	3,000	21,617	2,133
Proceeds from the maturities of marketable securities	—	150	6,200
Proceeds from disposition of property and equipment	—	2,613	—
Principal payments received on note receivable	3,694	2,652	—
Purchases of property and equipment	(11,154)	(10,029)	(4,625)
Acquisition of businesses, net of cash acquired	(216,532)	(41,661)	(62,696)
Net cash used in investing activities	(220,992)	(24,658)	(58,988)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	180,000	—	—
Repayments under credit agreement	(12,500)	—	—
Proceeds from shares issued under employee stock programs	6,945	4,203	2,914
Excess tax benefit from stock-based awards	2,364	556	175
Repurchases and retirement of common stock	(145,035)	(38,556)	(35,148)
Net cash provided by (used in) financing activities	31,774	(33,797)	(32,059)
Effect of foreign currency translations	(3,346)	(2,662)	3,321
Net (decrease) increase in cash and cash equivalents	(77,641)	35,820	36,010
Cash and cash equivalents, beginning of period	194,317	158,497	122,487
Cash and cash equivalents, end of period	$116,676	$194,317	$158,497
Supplemental disclosures of cash flow information:
Cash paid for interest	$995	$—	$—
Cash paid for income taxes, net	$42,784	$25,955	$33,002
Supplemental disclosure of non-cash investing and financing activities:
Fair value of note receivable issued in connection with disposal of business	$—	$32,800	$—
Common stock issued in connection with acquisition of business	$109,359	$—	$—
Fair value of stock options assumed in connection with acquisition of business	$6,944	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
ValueClick, Inc. and its subsidiaries ("ValueClick" or the "Company") offer a suite of products and services that enable marketers to advertise and sell their products through major online marketing channels including display advertising, comparison shopping, and affiliate marketing. The Company also offers technology infrastructure tools and services that enable marketers to implement and manage their own online advertising across multiple channels including display, email, paid search, natural search, on-site, offline and affiliate. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.
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

MEDIA - ValueClick's Media segment, which has historically operated under the ''ValueClick Media'' brand name, provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In August 2011, the Company acquired Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers, and in April 2011, the Company acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. The Company is in the process of integrating Dotomi and Greystripe into its Media segment. ValueClick Media, Dotomi and Greystripe (collectively "ValueClick Media") are able to access their customers' target audiences through the unique combination of: proprietary broad-based network of thousands of high-quality online publishers; relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action (''CPA''), cost-per-thousand-impression (''CPM'') and cost-per-click (''CPC'').

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

The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan, Korea and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Company's Investopedia.com website, which the Company acquired in August 2010, provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and the Company's other vertical content websites offer consumers information and reference material across a variety of topics. The Company's services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company's websites.

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
Cost Reclassifications and Corrections
Costs associated with payments to search engines for driving consumer traffic to the Company's owned and operated websites have historically been classified in operating expenses in the Sales and marketing expense line item. Beginning in the fourth quarter of 2011, the Company is classifying these costs in the Cost of revenue line item.
Additionally, the Company is correcting the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in Cost of revenue beginning in the fourth quarter of 2011. Amortization related to developed technologies and websites acquired in business combinations was previously recorded in operating expenses in the Amortization of intangible assets acquired in business combinations line item. All prior periods presented in the Consolidated Statements of Comprehensive Income included herein are presented using the new classifications.
The following table sets forth the effects of these revised classifications on affected items within the Company's previously reported Consolidated Statements of Comprehensive Income:

	Year Ended December 31, 2010
	As Reported	Cost Reclassification	Amortization Correction	As Adjusted
Cost of revenue	116,802	66,532	7,522	190,856
Gross profit	313,996	(66,532)	(7,522)	239,942
Sales and marketing expense	112,282	(66,532)	—	45,750
Amortization of intangible assets acquired in business combinations	20,611	—	(7,522)	13,089

	Year Ended December 31, 2009
	As Reported	Cost Reclassification	Amortization Correction	As Adjusted
Cost of revenue	116,509	64,738	6,675	187,922
Gross profit	306,214	(64,738)	(6,675)	234,801
Sales and marketing expense	118,457	(64,738)	—	53,719
Amortization of intangible assets acquired in business combinations	19,803	—	(6,675)	13,128
Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted primarily of money market accounts.
Marketable Securities
Marketable securities are classified as available-for-sale and accordingly are recorded at fair value with unrealized gains and losses reflected as a separate component of stockholders' equity titled accumulated other comprehensive loss, net of tax, until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company intends to sell the investment or will be required to sell the investment before recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its fair value at the end of the period in which it is determined that an other-than-temporary decline has occurred, and the Company recognizes a corresponding loss for the amount of the unrealized loss not previously recognized. The cost of marketable securities sold is based upon the specific identification method. Fair value of the Company's marketable securities is determined based upon quoted market rates when available. Refer to Notes 2 and 3 for additional details on the Company's marketable securities and fair value measurements.
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
Financing Receivables
The Company defines financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates, have maturities greater than one year and that are recognized as an asset on its consolidated balance sheets. As of December 31, 2011, the Company determined that its note receivable, net of discount, of $31.3 million is a financing receivable. The Company records this note receivable at amortized cost and recognizes interest income as earned. The Company monitors the financial condition of its debtor by reviewing quarterly financial statements of the debtor and the debtor's ability to meet its regularly scheduled payments. For the year ended and as of December 31, 2011, there have been no indicators of possible credit loss. As such, the Company has not recorded any allowance for credit losses associated with this note receivable. While the Company uses the best information available in making its determination, the ultimate recovery of this note receivable is also dependent upon future economic events and other conditions that may be beyond our control. Should such unfavorable events arise in the future, the Company will record an allowance for credit losses to reflect the impaired value of the note receivable. Refer to Note 6 for additional details on this note receivable.
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of five years or the term of the lease for leasehold improvements, and three years for vehicles.
Business Combinations
For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration, if any, is recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value are recognized in earnings until settlement; and acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition.
Goodwill
The Company tests for impairment of goodwill annually as of December 31 at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined it has five reporting units consisting of the Affiliate Marketing, Media, Dotomi, Owned & Operated Websites, and Technology operating segments. The impairment test is a two-step process, whereby in the first step, the Company compares the estimated fair value of the reporting unit with the reporting unit's carrying amount, including goodwill. The Company generally determines the estimated fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment, if any. For the years ended December 31, 2011 and 2010, there was no impairment of goodwill for the Company's continuing operations.
Long-lived Assets
Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2011 and 2010 for the Company's continuing operations.

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
Cost of Revenue
Cost of revenue consists of payments to website publishers, payments to search engines for driving consumer traffic to the Company's owned and operated websites, certain labor costs that are directly related to revenue-producing activities, Internet access costs, amortization of developed technology acquired in business combinations, and depreciation on revenue-producing technologies. The Company becomes obligated to make payments related to website publishers and search engines in the period the advertising impressions, click-throughs, actions, or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statements of comprehensive income.
Sales and Marketing
Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing personnel and related support teams, certain offline advertising costs, travel, trade shows, and marketing materials. Advertising costs are expensed as incurred and, after the reclassification to Cost of revenue of costs associated with payments to search engines as described above, totaled $1.1 million, $1.0 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.
General and Administrative
General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt, and other general overhead costs.
Technology
Technology expenses include costs associated with the maintenance and ongoing development of the Company's technology platforms, including compensation and employee benefits associated with the Company's engineering and network operations departments, as well as costs for contracted services and supplies. The Company reviews costs incurred in the application development stage and assesses such costs for capitalization. Due to the constant evolution and ongoing development of the Company's technology platforms, no internal software development costs were capitalized in the years ended December 31, 2011, 2010 and 2009.
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
Refer to Note 12 for information on the accounting impact of the stock-based compensation guidance and the assumptions used to calculate the fair value of share-based employee compensation.
Foreign Currency Translation
The Company's foreign subsidiaries record their assets, liabilities and results of operations in their respective local currencies, which are their functional currencies. The Company translates its subsidiaries' financial statements into U.S. dollars each reporting period for purposes of consolidation.
Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end currency exchange rates while revenue, expenses, gains, and losses are translated at the average currency exchange rates in effect for the period. Except for certain intercompany balances that have been designated as short-term in nature, the effects of these translation adjustments are reported in a separate component of stockholders' equity titled accumulated other comprehensive loss. The Company records the effects of the translation adjustments related to the short-term intercompany balances in interest and other income, net. The effects of these translation adjustments were not material to the Company's results of operations for the years ended December 31, 2011, 2010 and 2009.
Transaction gains and losses related to transactions with third parties denominated in other than the functional currency were not significant for the years ended December 31, 2011, 2010 and 2009.
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
Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits. At December 31, 2011, no customers accounted for more than 10% of the accounts receivable balance. For the year ended December 31, 2011, Google accounted for approximately 14.5% of total revenue. For the year ended December 31, 2010, Google accounted for approximately 15.1% of total revenue. For the year ended December 31, 2009, Yahoo! accounted for approximately 17.0% of total revenue and Google accounted for approximately 10.6% of total revenue.
Fair Value of Financial Instruments
The Company's financial instruments, including cash and cash equivalents, net accounts receivable and accounts payable and accrued expenses are carried at historical cost. At December 31, 2011 and 2010, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company's debt is also carried at historical cost. At December 31, 2011, the fair value of the Company's debt approximated its carrying amount. The Company's marketable securities are carried at fair value as discussed in Note 3.
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
Comprehensive Income
GAAP establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income, relate to foreign currency translation adjustments for the year ended December 31, 2011, and both foreign currency translation adjustments and unrealized gains/losses on marketable securities for the years ended December 31, 2010 and 2009. As of December 31, 2011 and 2010, the accumulated balance of the foreign currency translation adjustment was a $10.1 million loss and a $6.4 million loss, respectively. There was no unrealized gain or loss on marketable securities as of December 31, 2011 and 2010. The unrealized loss on marketable securities, net of tax and valuation allowance was $5.5 million as of December 31, 2009. At December 31, 2009, the Company had recorded a full valuation allowance against the related deferred tax asset associated with the unrealized losses on marketable securities due to the uncertainty as to whether such losses and related deferred tax asset would be realized. The valuation allowance on the deferred tax asset associated with the unrealized losses on marketable securities was subsequently reversed during the year ended December 31, 2010 when the marketable securities were sold.

Business Segments
The Company uses the "management approach" to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's four reportable segments. Using the management approach, the Company determined that it has five operating segments, consisting of Affiliate Marketing, Media, Dotomi, Owned & Operated Websites, and Technology. The Media and Dotomi operating segments have been aggregated into one reportable segment due to their business similarities and similar economic characteristics.
Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board ("FASB") issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. This standard is effective for interim and annual periods beginning after December 15, 2011 (early adoption is permitted) and requires retrospective application. Also, in December 2011, the FASB indefinitely deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company early adopted the presentation requirement of other comprehensive income for the year ended December 31, 2011 with retrospective application for the years ended December 31, 2010 and 2009.

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.
In July 2010, the FASB issued authoritative guidance that requires enhanced disclosures regarding the nature of credit risk inherent in an entity's portfolio of financing receivables, how that risk is analyzed, and the changes, as well as the reasons for such changes, in the allowance for credit losses. The guidance requires companies to enhance disclosure about the credit quality of financing receivables and the allowance for credit losses, including credit quality indicators, non-accrual and past due information, impaired loans, and modifications of financing receivables. This guidance became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In January 2010, the FASB issued additional authoritative guidance to improve disclosures about fair value measurements. The guidance requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. The guidance also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments, except for the amendments to Level 3 fair value measurements as described above, which were adopted on January 1, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

2. Marketable Securities
The Company held no marketable securities as of December 31, 2011. As of December 31, 2010, marketable securities consisted of one municipal student loan-backed auction rate security with a cost and estimated fair value of $3.0 million. This security was sold in January 2011 for $3.0 million.
Realized losses from sales and maturities of marketable securities are included in interest and other income, net, in the consolidated statements of operations. There were no realized gains or losses from the sales and maturities of marketable securities for the year ended December 31, 2011. For the year ended December 31, 2010, the Company recognized realized losses of $2.8 million from the sales of marketable securities. Realized gains and losses were immaterial for the year ended December 31, 2009. The Company recognizes realized gains and losses upon sale or maturity of marketable securities using the specific identification method.
3. Fair Value Measurements
The accounting guidance for fair value measurements defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs other than the quoted prices included within Level 1 that are observable, either directly or indirectly; and

Level 3.	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
As of December 31, 2011 and 2010, the Company's financial instruments required to be measured at fair value consist of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, debt, marketable securities, and certain other immaterial assets and/or liabilities. The carrying value of the cash and cash equivalents, net accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value because of their short-term nature. The fair value of the Company's debt approximated its carrying value as of December 31, 2011. No debt was outstanding as of December 31, 2010. The Company held no marketable securities as of December 31, 2011. Marketable securities at December 31, 2010 consisted of one auction rate security ("ARS") with an aggregate cost and estimated fair value of $3.0 million, measured using Level 3 inputs. This security was sold in January 2011 for $3.0 million.
4. Recent Business Combinations
Dotomi. On August 31, 2011, the Company completed the acquisition of Dotomi, a leading provider of data-driven, intelligent display media for major retailers. Under the terms of the agreement, the Company acquired all outstanding equity interests in Dotomi for total consideration of $288.1 million, consisting of cash consideration of $171.8 million, 7.1 million shares of the Company's stock valued at $109.4 million, and approximately 0.5 million shares of fully vested stock options assumed valued at $6.9 million. In addition, ValueClick assumed approximately 0.4 million unvested shares of restricted stock and 0.5 million unvested options to purchase shares of ValueClick common stock. The fair value of the assumed unvested restricted stock and options will be expensed in future periods. The Company incurred $412,000 in transaction costs, which is recorded in the "General and administrative expense" caption in the accompanying Consolidated Statements of Comprehensive Income.
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
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values, and the useful lives, in years, assigned to intangible assets, is as follows (in thousands):

Cash		$23,624
Accounts receivable and other assets		12,659
Deferred tax assets		5,889
Property and equipment		4,452
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	56,860
Developed technologies and websites	4	19,880
Trademarks, trade names and domain names	5	3,570
Covenants not to compete	1	2,150
Goodwill		207,746
Total assets acquired		336,830
Deferred tax liability		(38,633)
Income taxes payable		(2,594)
Other liabilities assumed		(7,480)
Total		$288,123
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
Pro forma Results of Operations. The historical operating results of Dotomi prior to its acquisition date have not been included in the Company's historical consolidated operating results. Pro forma results of operations data (unaudited) for the years ended December 31, 2011 and December 31, 2010, as if the acquisition had occurred on January 1, 2010, are as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Revenue	$610,653	480,693
Net income	$105,035	81,171
Basic net income per common share	$1.21	0.91
Diluted net income per common share	$1.19	0.90
Pro forma net income for the year ended December 31, 2011 was adjusted to exclude all acquisition-related costs. The pro forma results of operations are not necessarily indicative of future operating results.
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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values, and the useful lives, in years, assigned to intangible assets, is as follows (in thousands):

Cash		$1,871
Accounts receivable and other assets		3,450
Deferred tax assets		7,615
Property and equipment		110
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	10,150
Developed technologies and websites	4	11,890
Trademarks, trade names and domain names	4	340
Covenants not to compete	1.5	1,920
Goodwill		46,497
Total assets acquired		83,843
Deferred tax liability		(9,634)
Other liabilities assumed		(3,579)
Total		$70,630
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
The Dotomi and Greystripe acquisitions described above contributed an aggregate of approximately $60.8 million in revenue and $3.1 million in net income to the Company's consolidated results of comprehensive income from their dates of acquisition through December 31, 2011.
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
The following amounts related to Web Clients were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues	$—	$5,926	$103,004
(Loss) income before income taxes from discontinued operations		(222)	11,055
Income tax (benefit) expense	—	(88)	4,008
(Loss) income from discontinued operations, net of tax, before gain on sale	—	(134)	7,047
Gain on sale, net of tax benefit of $8,944	—	10,040	—
Net income from discontinued operations	$—	$9,906	$7,047
6. Note Receivable
As discussed in Note 5, the Company sold its Web Clients business on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated fair value of a $45.0 million (face amount) five-year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten-year period and a balloon payment at the end of the fifth year. The note is collateralized by substantially all of the assets of the buyer, consisting of Web Clients and other unrelated businesses. The collateralization of Web Clients resulted in the identification of Web Clients as a variable interest entity. However, because the Company does not have the power to direct the day-to-day operations of Web Clients and the risk of loss is limited to the amount of the note receivable, the Company is not considered the primary beneficiary and is not required to consolidate this VIE. Other than the note receivable, the Company has not, nor does it intend to, provide financial or other support to Web Clients.

The following table details the composition of the note receivable at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Note receivable, gross	$38,654	$42,348
Discount	(7,387)	(9,712)
Note receivable, net of discount	31,267	32,636
Less: current portion	(1,567)	(1,369)
Note receivable, less current portion	$29,700	$31,267
The Company classifies the portion of the note receivable due within one year as current assets in the caption "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets. The total long-term portion of the note receivable as of December 31, 2011 and 2010 is classified separately on the Consolidated Balance Sheet. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of December 31, 2011 and 2010, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the "Interest and other income, net" caption in the accompanying Consolidated Statements of Comprehensive Income. Total interest income recognized for the years ended December 31, 2011 and 2010 was $4.4 million and $4.1 million, respectively.

7. Goodwill and Intangible Assets
In performing the annual goodwill impairment test as of December 31, 2011 no impairment was identified. Furthermore, the estimated fair values of each of our reporting units exceeded their carrying values by at least 44% as of December 31, 2011. In addition, no events or circumstances indicated the existence of a potential impairment in the Company's held and used intangible assets. Accordingly, an impairment test was not performed for the Company's held and used intangible assets.
As of December 31, 2011, the Company's reporting units consisted of the Affiliate Marketing, Media, Dotomi, Owned & Operated Websites, and Technology operating segments. As required by GAAP, the Company assigned goodwill to its reporting units. The Technology segment has no goodwill associated with it. Below is assigned goodwill by reporting unit (in thousands):

	Affiliate Marketing	Media	Dotomi	Owned & Operated Websites	Total
Balance at December 31, 2009	$30,177	$217,801	$—	$231,145	$479,123
Accumulated impairment losses	—	(112,000)	—	(210,000)	(322,000)
	30,177	105,801	—	21,145	157,123
Foreign currency translation adjustments	264	113	—	603	980
Acquisition	—	—	—	25,115	25,115
Balance at December 31, 2010	30,441	217,914	—	256,863	505,218
Accumulated impairment losses	—	(112,000)	—	(210,000)	(322,000)
	30,441	105,914	—	46,863	183,218
Foreign currency translation adjustments	(78)	(33)	—	(308)	(419)
Tax adjustments	—	(9)	—	—	(9)
Acquisitions	—	46,497	207,746	—	254,243
Balance at December 31, 2011	30,363	264,369	207,746	256,555	759,033
Accumulated impairment losses	—	(112,000)	—	(210,000)	(322,000)
	$30,363	$152,369	$207,746	$46,555	$437,033
Goodwill with a book value of $46.6 million and $46.9 million is tax deductible as of December 31, 2011 and 2010, respectively.
The Company's acquired intangible assets as of December 31, 2011 are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted-Average Useful Life
Customer, affiliate and advertiser relationships	6
Trademarks, trade names and domain names	7
Developed technologies and websites	4
Covenants not to compete	1

The gross carrying amounts and accumulated amortization of the Company's acquired intangible assets were as follows at December 31, 2011 and 2010 (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
December 31, 2011:
Customer, affiliate and advertiser relationships	$107,686	$(42,238)	$65,448
Trademarks, trade names and domain names	33,583	(20,340)	13,243
Developed technologies and websites	66,125	(33,277)	32,848
Covenants not to compete	4,070	(1,602)	2,468
Total intangible assets	$211,464	$(97,457)	$114,007

December 31, 2010:
Customer, affiliate and advertiser relationships	$48,327	$(39,507)	$8,820
Trademarks, trade names and domain names	29,811	(16,899)	12,912
Developed technologies and websites	34,399	(23,690)	10,709
Covenants not to compete	7,500	(6,416)	1,084
Total intangible assets	$120,037	$(86,512)	33,525
The increase in the gross intangible assets balance was primarily due to the acquisition of Dotomi in August 2011 of $82.5 million and the acquisition of Greystripe in April 2011 of $24.3 million, offset by a $7.5 million write-off of a fully amortized customer relationship asset and a $7.5 million write-off of a fully amortized non-compete agreement asset. Amortization expense related to intangible assets totaled $26.3 million, $20.6 million and $19.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The following table summarizes, by consolidated statement of operations line item the impact of amortization expense recognized for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Amortization of acquired developed technologies and websites included in consolidated cost of revenue	9,633	7,522	6,675
Amortization of acquired intangible assets included in operating expenses	16,646	13,089	13,128
Total	26,279	20,611	19,803
Estimated intangible asset amortization expense for the next five years ending December 31 and thereafter is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
2012	$9,964	$22,414	$32,378
2013	$9,343	$15,514	$24,857
2014	$8,472	$15,312	$23,784
2015	$4,760	$15,253	$20,013
2016	$309	$9,795	$10,104
Thereafter	$—	$2,871	$2,871

8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2011	2010
Computer equipment and purchased software	$44,673	$34,582
Furniture and equipment	4,924	4,464
Leasehold improvements	3,400	2,415
	52,997	41,461
Less: accumulated depreciation and amortization	(33,045)	(29,047)
	$19,952	$12,414
Total depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2011, 2010 and 2009 was $8.0 million, $6.6 million and $7.6 million, respectively.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2011	2010
Accounts payable, including amounts due to publishers	$80,938	$63,416
Advertiser deposits	16,622	16,815
Accrued salaries and benefits	13,290	7,436
Other accrued expenses	13,013	13,307
	$123,863	$100,974
10. Income Taxes
The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$102,792	$73,778	$75,584
Foreign	27,956	20,946	7,249
Income from continuing operations before income taxes	$130,748	$94,724	$82,833

Income tax expense attributable to continuing operations is comprised of the following components (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$15,616	$(3,419)	$9,256
State	7,303	5,941	6,861
Foreign	4,004	3,866	2,190
	26,923	6,388	18,307
Deferred:
Federal	2,962	5,814	1,910
State	(484)	3,163	1,994
Foreign	217	(1,245)	(947)
	2,695	7,732	2,957
Income tax expense	$29,618	$14,120	$21,264
There was no income tax expense (benefit) attributable to discontinued operations for the year ended December 31, 2011. Income tax expense (benefit) attributable to discontinued operations was $(9.0) million and $4.0 million for the years ended December 31, 2010 and 2009, respectively.
Income tax expense (benefit) of $(1.1) million, $1.4 million and $0.5 million attributable to stock option grants and restricted stock awards during the years ended December 31, 2011, 2010 and 2009, respectively, were recorded as decreases (increases) to additional paid-in capital and did not, therefore, result in an expense (benefit) in the Consolidated Statements of Comprehensive Income.
The components of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$12,192	$5,615
Depreciation and amortization	34,768	38,296
Stock options	2,497	3,327
State tax	4,624	3,703
Discount on Note	2,947	3,858
Capital loss carryforward	1,070	1,118
Other	7,077	7,373
Gross deferred tax assets	65,175	63,290
Valuation allowance	(2,614)	(2,354)
Net deferred tax assets	62,561	60,936
Deferred tax liabilities:
Acquired intangible assets	40,199	3,938
Other	5,814	3,020
Total deferred tax liabilities	46,013	6,958
Net deferred tax assets	16,548	53,978
Current portion of net deferred tax assets	9,977	5,691
Long-term portion of net deferred tax assets	6,571	48,287
Net deferred tax assets	$16,548	$53,978
As of December 31, 2011 and 2010, based upon the Company's evaluation of both positive and negative evidence, the Company determined it is more likely than not that certain deferred tax assets may not be realizable. As of December 31, 2011 and 2010, the valuation allowance attributable to deferred tax assets was $2.6 million and $2.4 million, respectively, representing an overall increase of $0.2 million. The increase in valuation allowance relates primarily to certain acquired state net operating loss carryforwards which the Company deems more likely than not will expire unutilized. As of December 31, 2011, the Company had net operating loss carryforwards for federal and state purposes of $27.9 million and $24.6 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2015, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits during 2011, 2010, and 2009 is as follows (in thousands):

	2011	2010	2009
Unrecognized tax benefits balance at January 1	$31,831	$52,032	$62,476
Add:
Additions based on tax positions related to the current year	1,557	2,303	1,888
Additions for tax positions of prior years	1,013	959	1,071
Acquired unrecognized tax benefits	454	—	—
Deduct:
Settlements with tax authorities	—	(83)	—
Reductions as a result of lapse of applicable statute of limitations	(17,971)	(22,869)	(12,815)
Reductions for tax positions of prior years	(1)	(511)	(588)
Unrecognized tax benefits balance at December 31	$16,883	$31,831	$52,032
The total amount of unrecognized tax benefits of $16.9 million at December 31, 2011, if ultimately recognized, will reduce the Company's effective tax rate.
The Company's policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $1.3 million, $1.7 million and $2.6 million, respectively, in gross interest and penalties expense related to uncertain tax positions. During the years ended December 31, 2011, 2010 and 2009, gross interest expense was offset by a reversal of prior accrued interest of $2.5 million, $4.4 million and $2.8 million, respectively, as a result of the expiration of certain statutes of limitations. During the year ended December 31, 2011, the Company assumed $3.4 million of gross interest and penalties related to acquired unrecognized tax benefits. As of December 31, 2011 and 2010, the Company had an accrued liability of $7.8 million and $5.6 million, respectively, for interest and penalties related to uncertain tax positions. These amounts are included in non-current income taxes payable.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2007 through 2011 tax years for federal purposes, 1999 and 2004 through 2011 tax years for various state jurisdictions, and 2004 through 2011 tax years for various foreign jurisdictions. The Company is currently under examination by various state and foreign tax authorities for the 2004 through 2010 tax years and under federal examination for the 2007 tax year. Facts and circumstances could arise in the twelve-month period following December 31, 2011 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.
The overall effective income tax rate for continuing operations differs from the statutory federal tax rate as follows:

	Year Ended December 31,
	2011	2010	2009
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	6.1	6.9
Effects of foreign income	(3.7)	(3.4)	(1.3)
Adjustment to valuation allowance, net of purchase accounting adjustments	0.1	0.9	0.2
Lapse of statute of limitations	(14.9)	(26.2)	(17.5)
Other, net	2.8	2.5	2.4
Overall effective income tax rate	22.7%	14.9%	25.7%
The Company files a consolidated federal income tax return as well as state and foreign tax returns.

As of December 31, 2011, withholding and U.S. income taxes have not been provided on $50.1 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings will be permanently reinvested in foreign operations. The determination of taxes associated with the $50.1 million of unremitted earnings is not practicable.
11. Capitalization
Share Repurchase Program
In September 2001, the Company's board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of the Company's common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.
Since the inception of the Program and through December 31, 2010, the Company’s board of directors authorized a total of $547.7 million for repurchases under the Program and the Company had repurchased a total of 54.7 million shares of its common stock for approximately $447.7 million. In August 2011, the Company’s board of directors authorized $85.6 million for additional repurchases under the Program. The Company repurchased 9.7 million shares for $144.8 million during the year ended December 31, 2011. As of December 31, 2011, up to an additional $40.8 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. In February 2012, the Company's Board of directors increased this authorization to $100 million.
Repurchases have been funded from available working capital and borrowings under the Company's credit facility and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that the Company's management or board of directors determines additional repurchases are not warranted. The amounts authorized by the Company's board of directors exclude broker commissions.
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
On May 23, 2002, the board of directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively the "2002 Stock Plan"), resulting in 15,000,000 common shares reserved for issuance. On May 6, 2011, the Company's stockholders approved the amended and restated 2002 Stock Plan (the "Amended and Restated 2002 Stock Plan") to increase the number of shares reserved for issuance by approximately 3.8 million shares. As of December 31, 2011, there are 10,451,861 shares available for future grant.
The Amended and Restated 2002 Stock Plan provides for the granting of non-statutory and incentive stock options and restricted stock awards to, among other parties, employees, officers and directors of the Company. Restricted stock grants generally vest over a four-year period or, in the case of certain restricted stock grants to directors, over a two- to four-year period.
The following table summarizes stock option activity under the Company's stock plans for the years ended December 31, 2011, 2010 and 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2008	2,979,767	$15.35
Granted	—	$—
Exercised	(83,062)	$9.22
Forfeited/expired	(279,790)	$16.73
Options outstanding at December 31, 2009	2,616,915	$15.40
Granted	—	$—
Exercised	(244,344)	$9.23
Forfeited/expired	(341,394)	$31.95
Options outstanding at December 31, 2010	2,031,177	$13.41
Granted	16,500	$16.64
Assumed options from business combinations	1,320,290	$1.92
Exercised	(504,323)	$9.47
Forfeited/expired	(426,926)	$13.66
Options outstanding at December 31, 2011	2,436,718	$7.98	5.32	$21,103
Options vested at December 31, 2011 and expected to vest after December 31, 2011	2,420,727	$8.02	5.30	$20,885
Options exercisable at December 31, 2011	1,755,732	$10.11	4.04	$11,685
The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $3.6 million, $979,000 and $193,000, respectively. The weighted-average estimated grant date fair value of stock options granted for the year ended December 31, 2011 was $13.40, which includes the weighted-average fair value of stock options assumed in business combinations of $13.50. Excluding stock options assumed in business combinations, the weighted-average estimated grant date fair value of stock options granted for the year ended December 31, 2011 was $5.69. There were no stock options granted or assumed in 2010 and 2009.

As of December 31, 2011 and 2010, there were $7,457,000 and $96,000, respectively, of total unrecognized stock-based compensation related to unvested stock options. The weighted-average remaining vesting period for stock options is two years.
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
The following table summarizes activity for restricted stock awards during the years ended December 31, 2011, 2010 and 2009:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2008	1,890,435	$10.69
Granted	—	$—
Vested	(321,500)	$12.98
Forfeited	(61,125)	$10.34
Unvested at December 31, 2009	1,507,810	$10.22
Granted	883,000	$9.72
Vested	(576,625)	$10.92
Forfeited	(200,562)	$11.00
Unvested at December 31, 2010	1,613,623	$9.60
Granted	1,434,500	$15.26
Assumed awards from business combinations	333,746	$15.30
Vested	(662,566)	$10.78
Forfeited	(148,812)	$11.43
Unvested at December 31, 2011	2,570,491	$13.08
The intrinsic value of unvested restricted stock awards at December 31, 2011, 2010 and 2009 was $41.9 million, $25.9 million and $15.3 million, respectively. The fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $10.8 million, $6.6 million and $3.3 million, respectively. As of December 31, 2011 and 2010, there was $26.6 million and $13.1 million, respectively, of total unrecognized stock-based compensation related to unvested restricted stock awards. The weighted-average remaining vesting period is 2.4 years for these awards.
Employee Stock Purchase Plan
The Company commenced its Employee Stock Purchase Plan (the "Purchase Plan") in September 2007, which allows employees to purchase shares of the Company's common stock through payroll deductions of up to 20 percent of their annual, eligible compensation subject to certain Internal Revenue Code and Purchase Plan limitations. The Purchase Plan provides for the issuance of a cumulative maximum of 1.5 million shares of common stock. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each twelve-month offering period or the specified purchase date. For the years ended December 31, 2011, 2010 and 2009, 221,000 shares, 235,000 shares and 329,000 shares, respectively, were purchased under the Purchase Plan. For the years ended December 31, 2011, 2010 and 2009, stock-based compensation recognized under the Purchase Plan was $920,000, $776,000 and $972,000, respectively. As of December 31, 2011, there was $832,000 of unrecognized stock-based compensation related to the Purchase Plan which is expected to be recognized over a weighted-average period of approximately five months.

Valuation and Expense Information of Stock-Based Compensation
For the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation of $14.0 million, $7.9 million and $8.9 million, respectively, in continuing operations. The following table summarizes, by consolidated statement of operations line item the impact of stock-based compensation and the related income tax benefits recognized for the years ended December 31, 2011, 2010 and 2009, (in thousands):

	Year Ended December 31,
	2011	2010	2009
Sales and marketing	$3,320	$1,280	$1,907
General and administrative	7,829	5,815	6,034
Technology	2,873	849	928
Stock-based compensation	14,022	7,944	8,869
Related income tax benefits	(3,865)	(2,977)	(2,884)
Stock-based compensation, net of tax benefits	$10,157	$4,967	$5,985
There was no stock-based compensation recorded in discontinued operations for the year ended December 31, 2011 or 2010. Stock-based compensation of $400,000, net of tax, was recorded in discontinued operations for the year ended December 31, 2009. The Company has not capitalized as an asset any stock-based compensation for the years ended December 31, 2011, 2010 and 2009.
GAAP requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation for such stock options. For the years ended December 31, 2011, 2010 and 2009, excess tax benefits of $2,364,000, $556,000 and $175,000, respectively, have been classified as a financing activity in the consolidated statements of cash flows.
The Company calculated the estimated fair value of each stock-based award on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Stock Options
	Year Ended December 31,
	2011	2010	2009
Risk-free interest rates	0.2%	—%	—%
Expected lives (in years)	1.1	—	—
Dividend yield	—%	—%	—%
Expected volatility	41%	—	—

	Employee Stock Purchase Plan
	Year Ended December 31,
	2011	2010	2009
Risk-free interest rates	0.1%	0.2%	0.3%
Expected lives (in years)	0.7	0.7	0.7
Dividend yield	—%	—%	—%
Expected volatility	43%	43%	61%
The risk-free interest rate used in the Company's fair value estimates are based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company estimated the expected life of each stock option granted in 2011 based on historical data of stock option exercises, cancellation and options outstanding for similarly issued stock options. The expected life of options granted under the Purchase Plan represents the weighted-average amount of time remaining in the twelve-month offering period. The Company's computation of expected volatility for the years ended December 31, 2011, 2010 and 2009 was based on a combination of historical and market-based implied volatility from traded options on the Company's common stock.

13.   Net Income per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations	$101,130	$80,604	$61,569
Income from discontinued operations	—	9,906	7,047
Net income	$101,130	$90,510	$68,616
Denominator:
Denominator for basic calculation—weighted-average common shares	80,323	81,615	86,716
Weighted-average effect of dilutive securities	1,166	719	494
Denominator for diluted calculation	81,489	82,334	87,210
Net income per common share:
Basic income from continuing operations	$1.26	$0.99	$0.71
Basic income from discontinued operations	—	0.12	0.08
Basic net income	$1.26	$1.11	$0.79
Diluted income from continuing operations	$1.24	$0.98	$0.71
Diluted income from discontinued operations	—	0.12	0.08
Diluted net income	$1.24	$1.10	$0.79
Employee stock-based awards totaling 0.6 million shares, 1.9 million shares and 2.8 million shares for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method.
14.   Defined Contribution Plans
Prior to 2006, the Company had various savings plans (the "Savings Plans") that qualified as defined contribution plans under Section 401(k) of the Internal Revenue Code. In 2006, the Savings Plans were consolidated into one savings plan (the "Master Savings Plan"), which also qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Master Savings Plan, participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service's annual contribution limit. All full-time domestic employees of the Company are eligible to participate in the Master Savings Plan. The Master Savings Plan does not permit investment of participant contributions in the Company's common stock. Company matching contributions to the Master Savings Plan is discretionary. Company contributions to the Master Savings Plan amounted to $883,000, $738,000 and $734,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
15.   Related Party Transactions
There were no material related party transactions for the years ended December 31, 2011 and 2010. For the year ended December 31, 2009, the Company recorded advertising costs in discontinued operations totaling $656,000, which were paid to Acquisis LLC, of which a member of the Company's board of directors was the managing partner and greater than 5% owner.
16.   Credit Agreement
On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced the Company's previous $100 million line of credit. The Credit Facility consists of a revolving loan commitment of $150 million and a term loan of $50 million. The Credit Facility expires on August 19, 2016. Borrowings under the facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's prime rate, (b) the federal funds rate plus 1.50% and (c) the one month reserve adjusted daily LIBOR rate plus 1.50%, or (ii) the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.25% to 2.00% for LIBOR loans and from 0.25% to 1.00% for Base Rate loans.

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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company used borrowings under the Credit Facility to fund a portion of the Dotomi acquisition described in Note 4 and subsequent stock repurchases. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.35% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At December 31, 2011, there was $120.0 million outstanding under the revolving loan commitment, and $47.5 million was outstanding under the term loan. The difference between the carrying amount and the fair value of the debt outstanding at December 31, 2011 is not material. The term loan requires payments of $2.5 million per quarter on the last day of each calendar quarter beginning with the fourth quarter of 2011. Term loan maturities on a calendar year basis are as follows (in thousands):

	2012	2013	2014	2015	2016
Term loan maturities	$10,000	$10,000	$10,000	$10,000	$7,500

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million through September 2012 and $125 million thereafter, and minimum unrestricted, unencumbered liquid asset requirements. At December 31, 2011 and 2010, the Company was in compliance with all of the financial covenants of the Credit Facility.

In conjunction with the term loan borrowing under the Credit Facility, the Company entered into an interest rate swap agreement to limit its exposure to fluctuations in interest rates and fix the interest payments on the term loan. The terms of the swap match the critical terms of the term loan. Under the swap agreement, the Company pays a fixed rate of 0.91% and receives one-month LIBOR, which is the benchmark interest rate on the variable rate term loan. The fair value of the swap at December 31, 2011 and its impact on interest expense for the quarter then ended is immaterial to the Company's consolidated financial statements.

17.   Commitments and Contingencies
Leases
Future minimum lease payments as of December 31, 2011 under non-cancelable operating leases, and related sublease income, with initial lease terms in excess of one year, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31:	Operating Lease Commitments	Operating Sublease Income
2012	$6,960	$(31)
2013	6,432	—
2014	5,969	—
2015	5,088	—
2016	4,198	—
Thereafter	5,650	—
Total minimum lease payments	$34,297	$(31)
Operating leases consist primarily of facility leases. Certain of the Company's operating leases include escalation clauses that periodically adjust rental expense to reflect changes in price indices. The Company records rent expense on a straight-line basis over the lease term.
Total rent expense under operating leases, net of sublease income, was $6.0 million, $5.7 million and $5.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011, the Company had the following purchase obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Purchase obligations	$3,201	$3,055	$146	$—	$—
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.
Standby letters of credit are maintained pursuant to certain of the Company's lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Commitments under standby letters of credit as of December 31, 2011 are scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$541	$40	$—	$290	$211
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
Legal Action
On April 8, 2008, Hypertouch, Inc. filed an action against the Company in the Superior Court of California, County of Los Angeles. The complaint asserted causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff's alleged receipt of a large number of email messages allegedly transmitted by the Company "and/or (the Company's) agents" and seeks statutory damages for each such email. This case settled in October 2011. The terms of the settlement were not material to the Company's consolidated financial statements.
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
18.   Segments and Geographic Information
The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology. The Company accounts for inter-segment revenue as if the revenue was derived from third parties, that is, at current market prices. The following table provides revenue, segment income from operations and total assets for each of the Company's four business segments. Segment income from operations, as shown below, excludes the effects of: stock-based compensation; amortization of intangible assets; impairment of goodwill and intangible assets; and corporate expenses, as these items are excluded from the segment performance measures utilized by the Company's chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company's executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance and certain legal fees; insurance; and, other corporate expenses.

	Revenue			Segment Income from Operations			Total Assets
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in thousands)
Affiliate Marketing	$139,409	$124,126	$111,903	$84,573	$69,552	$58,121	$59,755	$59,336	$50,980
Media	224,574	137,487	135,086	55,020	33,625	33,261	651,010	290,684	282,135
Owned & Operated Websites	159,821	138,545	149,599	33,764	27,963	35,034	121,531	162,490	87,058
Technology	37,031	31,889	27,686	19,557	16,598	12,775	12,041	10,639	6,951
Inter-segment revenue	(680)	(1,249)	(1,551)	—	—	—	—	—	—
Corporate assets	—	—	—	—	—	—	36,374	90,418	139,438
Total	$560,155	$430,798	$422,723	$192,914	$147,738	$139,191	$880,711	$613,567	$566,562

A reconciliation of segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Segment Income from Operations
	2011	2010	2009
Segment income from operations	$192,914	$147,738	$139,191
Corporate expenses	(26,531)	(26,663)	(27,988)
Stock-based compensation	(14,022)	(7,944)	(8,869)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(9,633)	(7,522)	(6,675)
Amortization of acquired intangible assets included in consolidated operating expenses	(16,646)	(13,089)	(13,128)
Consolidated income from operations	$126,082	$92,520	$82,531
Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media, Owned & Operated Websites, and Technology segments is as follows for each period (in thousands):

	Year Ended December 31,
	2011	2010	2009
Affiliate Marketing	$1,062	$1,052	$1,057
Media	3,835	2,397	2,135
Owned & Operated Websites	1,717	1,581	1,878
Technology	1,079	865	1,017
Corporate	334	725	1,467
Total	$8,027	$6,620	$7,554
The Company's operations are domiciled in the United States with operations in Europe, Canada, China and Japan through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country in which the customer relationship is maintained. The Company's operations in Canada and Asia primarily support the revenue generated in the United States, and therefore, the costs associated with these operations are attributed to the United States in the determination of geographic income from operations shown below. Geographic long-lived assets exclude deferred tax assets and other assets in the Company's consolidated balance sheets.

The Company's geographic information was as follows (in thousands):

	Year Ended December 31, 2011		Long-lived Assets at December 31, 2011
	Revenue	Income from Operations
United States	$450,612	$100,793	$16,863
United Kingdom	60,072	14,172	454
Other countries	55,465	11,117	2,635
Inter-regional eliminations	(5,994)	—	—
Total	$560,155	$126,082	$19,952

	Year Ended December 31, 2010		Long-lived Assets at December 31, 2010
	Revenue	Income from Operations
United States	$341,110	$76,250	$11,334
United Kingdom	49,960	10,201	112
Other countries	45,804	6,069	968
Inter-regional eliminations	(6,076)	—	—
Total	$430,798	$92,520	$12,414

	Year Ended December 31, 2009
	Revenue	Income from Operations
United States	$339,685	$71,537
United Kingdom	42,308	6,998
Other countries	45,936	3,996
Inter-regional eliminations	(5,206)	—
Total	$422,723	$82,531

SCHEDULE II
VALUECLICK, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Other Adjustments(2)	Deductions	Balance at End of Period
Allowance for doubtful accounts and sales credits(1):
Year ended December 31, 2011	$3,976	$2,979	$165	$(2,389)	$4,731
Year ended December 31, 2010	$4,225	$1,636	$—	$(1,885)	$3,976
Year ended December 31, 2009	$5,886	$4,860	$(196)	$(6,325)	$4,225
_______________

(1)	Items relating to the allowance for doubtful accounts are charged to expense. Items relating to sales credits are charged against revenue.

(2)	Other adjustments represent increases from acquisitions and decreases from the reclassification of amounts related to assets held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 28th day of February, 2012.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES R. ZARLEY	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
James R. Zarley

/s/ JOHN PITSTICK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
John Pitstick

/s/ DAVID S. BUZBY	Director	February 28, 2012
David S. Buzby

/s/ MARTIN T. HART	Director	February 28, 2012
Martin T. Hart

/s/ JEFFREY F. RAYPORT	Director	February 28, 2012
Jeffrey F. Rayport

/s/ JAMES A. CROUTHAMEL	Director	February 28, 2012
James A. Crouthamel

/s/ JAMES R. PETERS	Director	February 28, 2012
James R. Peters

/s/ JOHN GIULIANI	Director	February 28, 2012
John Giuliani