Form 10-Q
period 2012-03-31
VALUECLICK INC/CA
filed 2012-05-09
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2012 was 80,642,106.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,696	$116,676
Accounts receivable, net	106,466	129,076
Prepaid expenses and other current assets	10,578	8,092
Income taxes receivable	5,407	7,112
Deferred tax assets, current portion	10,053	9,977
Total current assets	240,200	270,933
Note receivable, less current portion	29,185	29,700
Property and equipment, net	21,296	19,952
Goodwill	435,206	437,033
Intangible assets acquired in business combinations, net	105,383	114,007
Deferred tax assets, less current portion	8,918	8,018
Other assets	1,022	1,068
TOTAL ASSETS	$841,210	$880,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$108,003	$123,863
Other current liabilities	6,040	1,753
Borrowings under credit agreement, current portion	10,000	10,000
Total current liabilities	124,043	135,616
Income taxes payable	22,344	22,755
Deferred tax liabilities	1,204	1,447
Borrowings under credit agreement, less current portion	95,000	157,500
TOTAL LIABILITIES	242,591	317,318

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 80,602,940 and 80,139,493 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	81	80
Additional paid-in capital	562,598	552,608
Accumulated other comprehensive loss	(6,474)	(10,138)
Retained Earnings	42,414	20,843
Total stockholders’ equity	598,619	563,393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$841,210	$880,711

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended March 31,
	2012	2011

Revenue	$152,852	$116,511
Cost of revenue	58,961	51,974
Gross profit	93,891	64,537
Operating expenses:
Sales and marketing	21,180	12,632
General and administrative	19,883	12,523
Technology	16,091	10,166
Amortization of intangible assets acquired in business combinations	6,324	2,708
Total operating expenses	63,478	38,029

Income from operations	30,413	26,508
Interest and other income, net	229	408
Income before income taxes	30,642	26,916
Income tax expense	9,071	10,054
Net income	21,571	16,862
Other comprehensive income:
Foreign currency translation	3,664	5,328
Total comprehensive income	$25,235	$22,190

Basic net income per common share	$0.27	$0.21
Diluted net income per common share	$0.26	$0.21

Weighted-average shares used to calculate net income per common share:
Basic	80,339	80,687
Diluted	82,106	81,644

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	—	—	80,139,493	80	552,608	(10,138)	20,843	563,393
Non-cash, stock-based compensation	—	—	—	—	6,086	—	—	6,086
Shares issued in connection with employee stock programs	—	—	463,447	1	3,281	—	—	3,282
Tax benefit from employee stock transactions	—	—	—	—	623	—	—	623
Net income	—	—	—	—	—	—	21,571	21,571
Foreign currency translation	—	—	—	—	—	3,664	—	3,664
Balance at March 31, 2012	—	—	80,602,940	81	562,598	(6,474)	42,414	598,619

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-month Period Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$21,571	$16,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,447	6,642
Non-cash, stock-based compensation	6,086	1,917
Provision for doubtful accounts and sales credits	1,236	251
Amortization of discount on note receivable	(604)	(582)
Deferred income taxes	(68)	117
Tax benefit from stock-based awards	623	168
Excess tax benefit from stock-based awards	(708)	(201)
Changes in operating assets and liabilities, excluding business acquisitions	10,659	4,799
Net cash provided by operating activities	50,242	29,973

Cash flows from investing activities:
Proceeds from the sales of marketable securities	—	3,000
Purchases of property and equipment	(3,874)	(1,918)
Principal payments received on note receivable	1,054	907
Payments for acquisitions, net of cash acquired	(148)	—
Net cash (used in) provided by investing activities	(2,968)	1,989

Cash flows from financing activities:
Repayments under credit agreement	(62,500)	—
Repurchases and retirement of common stock	—	(31,487)
Proceeds from shares issued under employee stock programs	3,282	2,683
Excess tax benefit from stock-based awards	708	201
Net cash used in financing activities	(58,510)	(28,603)

Effect of exchange rate changes on cash and cash equivalents	2,256	2,101
Net (decrease) increase in cash and cash equivalents	(8,980)	5,460

Cash and cash equivalents, beginning of period	116,676	194,317
Cash and cash equivalents, end of period	$107,696	$199,777

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    THE COMPANY AND BASIS OF PRESENTATION

Company Overview

ValueClick, Inc. and its subsidiaries (''ValueClick'' or the "Company'') offer a suite of products and services that enable marketers to advertise and sell their products and services through major digital marketing channels including online and mobile display advertising, affiliate marketing and comparison shopping. The Company also offers technology infrastructure tools and services that enable marketers to implement and manage their own online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. The broad range of products and services that the Company provides enables its customers to address all aspects of their online marketing process, from strategic planning through execution, including results measurement and campaign refinements. The Company derives its revenue from four business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media, Owned & Operated Websites, and Technology.

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

MEDIA - ValueClick's Media segment, which has historically operated under the ''ValueClick Media'' brand name, provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In August 2011, the Company acquired Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers, and in April 2011, the Company acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. The Company has integrated Dotomi and Greystripe into its Media segment. ValueClick Media, Dotomi and Greystripe (collectively "ValueClick Media") are able to access their customers' target audiences through the unique combination of: proprietary broad-based network of thousands of high-quality online publishers; relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action (''CPA''), cost-per-thousand-impression (''CPM'') and cost-per-click (''CPC'').

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

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick's annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 29, 2012. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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
Additionally, the Company corrected the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in Cost of revenue beginning in the fourth quarter of 2011. Amortization related to developed technologies and websites acquired in business combinations was previously recorded in operating expenses in the Amortization of intangible assets acquired in business combinations line item. All prior periods presented in the Consolidated Statements of Comprehensive Income included herein are presented using the new classifications.

The following table sets forth the effects of these revised classifications on affected items within the Company's previously reported Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three-month Period Ended March 31, 2011
	As Reported	Cost Reclassification	Amortization Correction	As Adjusted
Cost of revenue	32,877	16,917	2,180	51,974
Gross profit	83,634	(16,917)	(2,180)	64,537
Sales and marketing expense	29,549	(16,917)	—	12,632
Amortization of intangible assets acquired in business combinations	4,888	—	(2,180)	2,708
2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board ("FASB") issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. This standard is effective for interim and annual periods beginning after December 15, 2011 (early adoption is permitted) and requires retrospective application. Also, in December 2011, the FASB indefinitely deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company early adopted the presentation requirement of other comprehensive income for the year ended December 31, 2011.

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company adopted this accounting standard upon its effective date for periods ending on or after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations.

3.    STOCK-BASED COMPENSATION

In the three-month periods ended March 31, 2012 and 2011, the Company recognized stock-based compensation of $6.1 million and $1.9 million, respectively. The increase in stock-based compensation for the three-month period ended March 31, 2012 from the prior year period was primarily due to assumed equity awards from the Dotomi and Greystripe acquisitions and new equity grants to current employees. The following table summarizes, by statement of comprehensive income line item, the impact of stock-based compensation and the related income tax benefits recognized in the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three-month Period Ended March 31,
	2012	2011
Sales and marketing	$1,654	$286
General and administrative	3,026	1,413
Technology	1,406	218
Stock-based compensation	6,086	1,917
Related income tax benefits	(1,723)	(771)
Stock-based compensation, net of tax benefits	$4,363	$1,146

4.    RECENT BUSINESS COMBINATIONS

Dotomi. On August 31, 2011, the Company completed the acquisition of Dotomi, a leading provider of data-driven, intelligent display media for major retailers. Under the terms of the agreement, the Company acquired all outstanding equity interests in Dotomi for total consideration of $288.1 million, consisting of cash consideration of $171.8 million, 7.1 million shares of the Company's stock valued at $109.4 million, and approximately 0.5 million shares of fully vested stock options assumed valued at $6.9 million. In addition, ValueClick assumed approximately 0.4 million unvested shares of restricted stock and 0.5 million unvested options to purchase shares of ValueClick common stock. The fair value of the assumed unvested restricted stock and options is being expensed in periods subsequent to the acquisition date. The Company incurred $0.4 million in transaction costs, which is recorded in the "General and administrative expense" caption in the accompanying Condensed Consolidated Statements of Comprehensive Income.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, and the useful lives, in years, assigned to intangible assets, is as follows (in thousands):

Cash		$23,624
Accounts receivable and other assets		12,659
Deferred tax assets		5,856
Property and equipment		4,452
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	56,860
Developed technologies and websites	4	19,880
Trademarks, trade names and domain names	5	3,570
Covenants not to compete	1	2,150
Goodwill		206,180
Total assets acquired		335,231
Deferred tax liability		(38,505)
Income taxes payable		(1,393)
Other liabilities assumed		(7,210)
Total		$288,123

The identifiable intangible assets, goodwill and deferred income taxes resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis. Any such change may result in reclassification between identifiable intangible assets, goodwill and deferred income taxes. The Company does not expect any goodwill to be tax deductible. Goodwill resulting from this acquisition is currently assigned to the Dotomi reporting unit within the Media segment. As the Company finalizes the integration of the Dotomi business, it will assess whether any changes are needed to this classification.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, and the useful lives, in years, assigned to intangible assets, is a follows (in thousands):

Cash		$1,871
Accounts receivable and other assets		3,450
Deferred tax assets		8,703
Property and equipment		110
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	10,150
Developed technologies and websites	4	11,890
Trademarks, trade names and domain names	4	340
Covenants not to compete	1.5	1,920
Goodwill		45,409
Total assets acquired		83,843
Deferred tax liability		(9,634)
Other liabilities assumed		(3,579)
Total		$70,630

The identifiable intangible assets, goodwill and deferred income taxes resulting from this acquisition are based upon preliminary valuation assumptions and may change based on final analysis. Any such change may result in reclassification between identifiable intangible assets, goodwill and deferred income taxes. The Company does not expect any goodwill to be tax deductible.

5.    NOTE RECEIVABLE

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

The following table details the composition of the note receivable at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Note receivable, gross	$37,600	$38,654
Discount	(6,783)	(7,387)
Note receivable, net of discount	30,817	31,267
Less: current portion	(1,632)	(1,567)
Note receivable, less current portion	$29,185	$29,700

The Company classifies the portion of the note receivable due within one year as current assets in the caption Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of March 31, 2012 is classified separately on the Condensed Consolidated Balance Sheets. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of March 31, 2012 and December 31, 2011, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the Interest and other income, net caption in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total interest income related to this note was $1.1 million for the three-month periods ended March 31, 2012 and 2011.

6.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reporting unit, for the three-month period ended March 31, 2012 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
Balance at December 31, 2011	$30,363	207,746	$152,369	$46,555	$437,033
Foreign currency translation adjustments	185	—	79	564	828
Purchase price allocation adjustments	—	(1,566)	(1,089)	—	(2,655)
Balance at March 31, 2012	$30,548	$206,180	$151,359	$47,119	$435,206

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
March 31, 2012
Goodwill	$30,548	$206,180	$263,359	$257,119	$757,206
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,548	$206,180	$151,359	$47,119	$435,206

December 31, 2011
Goodwill	$30,363	$207,746	$264,369	$256,555	$759,033
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,363	$207,746	$152,369	$46,555	$437,033

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
March 31, 2012
Customer, affiliate and advertiser relationships	$108,036	$(47,050)	$60,986
Trademarks, trade names and domain names	34,101	(21,703)	12,398
Developed technologies and websites	66,182	(35,793)	30,389
Covenants not to compete	4,070	(2,460)	1,610
Total intangible assets	$212,389	$(107,006)	$105,383

December 31, 2011
Customer, affiliate and advertiser relationships	$107,686	$(42,238)	$65,448
Trademarks, trade names and domain names	33,583	(20,340)	13,243
Developed technologies and websites	66,125	(33,277)	32,848
Covenants not to compete	4,070	(1,602)	2,468
Total intangible assets	$211,464	$(97,457)	$114,007

For the three-month period ended March 31, 2012, the increase in the gross intangible assets balance was due to foreign currency translation adjustments of $0.9 million.

The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the three month periods ended March 31, 2012 and 2011 (in thousands):

	Three-month Period Ended March 31,
	2012	2011
Amortization of acquired developed technologies and websites included in consolidated cost of revenue	$2,493	$2,180
Amortization of acquired intangible assets included in consolidated operating expenses	6,324	2,708
Total	$8,817	$4,888

Estimated intangible asset amortization expense for the remainder of 2012, the succeeding five years and thereafter, is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
Nine months ending December 31, 2012	$7,485	$16,111	$23,596
2013	$9,353	$15,536	$24,889
2014	$8,476	$15,333	$23,809
2015	$4,764	$15,274	$20,038
2016	$311	$9,815	$10,126
Thereafter	$—	$2,925	$2,925

7.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $5.2 million at March 31, 2012 and $4.7 million at December 31, 2011. No customers accounted for more than 10% of the accounts receivable balance at March 31, 2012 or December 31, 2011.

8.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Computer equipment and purchased software	$48,521	$44,673
Furniture and equipment	4,929	4,924
Leasehold improvements	3,466	3,400
Property and equipment, gross	56,916	52,997
Less: accumulated depreciation and leasehold amortization	(35,620)	(33,045)
Total property and equipment, net	$21,296	$19,952

9.    FAIR VALUE MEASUREMENT

The accounting guidance for fair value measurements defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as fair value measured based on observable inputs other than the quoted prices included within Level 1 that are observable, either directly or indirectly; and Level 3, defined as fair value measured based on unobservable inputs for which there is little or no market data, therefore requiring the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
As of March 31, 2012 and December 31, 2011, the Company's financial instruments required to be measured at fair value consist of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, debt, and certain other immaterial assets and/or liabilities. The carrying value of the cash equivalents, which consist of money market funds measured using level 1 inputs, net accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value because of their short-term nature. The carrying value of the Company's debt approximates its fair value based on Level 2 inputs, and after consideration of default and credit risk.
10.    COMMITMENTS AND CONTINGENCIES

In March 2012, the Company entered into a new facility lease in Chicago that will increase its total future minimum lease commitments over the next ten years, beginning in July 2012, by $16.2 million.

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

11.    INCOME TAXES

As of December 31, 2011, the Company had recorded a liability of $16.9 million for unrecognized tax benefits. During the three-month period ended March 31, 2012, the Company’s liability for unrecognized tax benefits increased by $0.4 million as a result of income tax positions taken during the period, decreased by $0.2 million as a result of settlement, and decreased by $0.5 million as a result of expiration of certain statutes of limitations, resulting in a total liability for unrecognized tax benefits at March 31, 2012 of $16.6 million. If recognized in future periods, this liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following March 31, 2012 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.3 million in gross interest and penalties expense related to unrecognized tax benefits in the three-month periods ended March 31, 2012 and 2011, offset by a reversal of prior accrued interest and penalties of $0.4 million in the three-month period ended March 31, 2012 as a result of the expiration of certain statutes of limitations. The Company had an accrual for interest and penalties in the amount of $7.7 million and $7.8 million at March 31, 2012 and December 31, 2011, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2008 through 2011 tax years for federal purposes, 1999 and 2004 through 2011 tax years for various state jurisdictions, and 2004 through 2011 tax years for various foreign jurisdictions. The Company is currently under Internal Revenue Service audit examination for the 2007 tax year, as well as various state and foreign jurisdictions for various tax years.

12.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2011, the Company’s board of directors authorized a total of $633.3 million for repurchases under the Program and the Company had repurchased a total of 64.4 million shares of its common stock for approximately $592.5 million. During the three-month period ended March 31, 2012, the Company's board of directors authorized $59.2 million for additional repurchases under the Program. As of March 31, 2012, up to an additional $100.0 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

Repurchases have been funded from available working capital and borrowings under the Company's credit facility, and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

13.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2012	2011
Net income	$21,571	$16,862

Weighted-average common shares outstanding - basic	80,339	80,687
Dilutive effect of stock options and employee benefit plans	1,767	957
Number of shares used to compute net income per common share - diluted	82,106	81,644

Net income per common share:
Basic	$0.27	$0.21
Diluted	$0.26	$0.21

Employee stock-based awards totaling 106,000 shares and 904,000 shares during the three-month periods ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method.

14.    CREDIT AGREEMENT

On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced the Company's previous line of credit. The Credit Facility consists of a revolving loan commitment of $150.0 million and a term loan of $50.0 million. The Credit Facility expires on August 19, 2016. Borrowings under the facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's prime rate, (b) the federal funds rate plus 1.50% and (c) the one month reserve adjusted daily LIBOR rate plus 1.50%, or (ii) the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.25% to 2.00% for LIBOR loans and from 0.25% to 1.00% for Base Rate loans.

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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. We used borrowings under the Credit Facility to fund a portion of the Dotomi acquisition described in Note 4. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.35% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At March 31, 2012, there was $60.0 million outstanding under the revolving loan commitment, and $45.0 million was outstanding under the term loan. The difference between the carrying amount and the fair value of the debt outstanding is not material. The term loan requires payments of $2.5 million per quarter on the last day of each calendar quarter.

Term loan maturities on a calendar year basis are as follows (in thousands):

	Remainder of 2012	2013	2014	2015	2016
Contractual debt obligation maturities	$7,500	$10,000	$10,000	$10,000	$7,500

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million through September 2012 and $125 million thereafter, and minimum unrestricted, unencumbered liquid asset requirements. At March 31, 2012 and December 31, 2011, the Company was in compliance with all of the financial covenants of the Credit Facility.

In conjunction with the term loan borrowing under the Credit Facility, the Company entered into an interest rate swap agreement to limit its exposure to fluctuations in interest rates and fix the interest payments on the term loan. The terms of the swap, including the notional amount, term and amortization schedule, match the critical terms of the term loan. Under the swap agreement, the Company pays a fixed rate of 0.91% and receives one-month LIBOR, which is the benchmark interest rate on the variable rate term loan. The fair value of the swap at March 31, 2012 and December 31, 2011, and its impact on interest expense for the quarter then ended is immaterial to the Company's consolidated financial statements.

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

	Revenue		Segment Income from Operations
	Three-month Period Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Affiliate Marketing	$37,107	$34,474	$22,938	$20,489
Media	72,129	36,202	19,016	7,848
Owned & Operated Websites	35,095	37,947	6,902	7,047
Technology	8,687	8,081	3,388	4,129
Inter-segment revenue	(166)	(193)	—	—
Total	$152,852	$116,511	$52,244	$39,513

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2012	2011
Segment income from operations	$52,244	$39,513
Corporate expenses	(6,928)	(6,200)
Stock-based compensation	(6,086)	(1,917)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,493)	(2,180)
Amortization of acquired intangible assets included in consolidated operating expenses	(6,324)	(2,708)
Consolidated income from operations	$30,413	$26,508

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media, Owned & Operated Websites, and Technology segments is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2012	2011
Affiliate Marketing	$295	$252
Media	1,492	682
Owned & Operated Websites	381	443
Technology	380	262
Corporate	82	115
Total	$2,630	$1,754

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended March 31,
	2012	2011
United States	$127,011	$90,898
United Kingdom	14,223	14,715
Other countries	13,084	12,309
Inter-regional eliminations	(1,466)	(1,411)
Total	$152,852	$116,511

	Income from Operations
	Three-month Period Ended March 31,
	2012	2011
United States	$25,570	$20,568
United Kingdom	2,610	3,684
Other countries	2,233	2,256
Total	$30,413	$26,508

For the three-month periods ended March 31, 2012 and 2011, one customer, Google, accounted for approximately 11.0% and 15.9%, respectively, of total revenue. Revenue from Google is recognized entirely in the Company's Owned & Operated Websites segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-

looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

ValueClick, Inc. and its subsidiaries (collectively "ValueClick" or the "Company" or in the first person, "we", "us" and "our") is one of the world's largest and most comprehensive digital marketing services companies. We offer a suite of products and services that enable marketers to engage with their current and potential customers online and through mobile devices to increase brand awareness and generate leads and sales. We also offer technology infrastructure tools and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. The broad range of products and services that we provide enables our customers to address all aspects of the digital marketing process, including strategic planning, ad creation and optimization, media sourcing, and sophisticated reporting and analytics.

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

MEDIA

ValueClick's Media segment, which has historically operated under the "ValueClick Media" brand name, provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In August 2011, we acquired Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers, and in April 2011, we acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. ValueClick Media, Dotomi and Greystripe (collectively "ValueClick Media") are able to access their customers' target audiences through the unique combination of: proprietary broad-based network of thousands of high-quality online publishers; relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; and its ability to access inventory from ValueClick's owned and operated websites, as described below. ValueClick Media applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. ValueClick Media's services are sold on a variety of pricing models, including cost-per-action ("CPA"), cost-per-thousand-impression ("CPM"), and cost-per-click ("CPC").

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

	Three-month Period Ended March 31,
	2012	2011
	(in thousands)
Affiliate Marketing
Revenue	$37,107	$34,474
Cost of revenue	4,176	4,324
Gross profit	32,931	30,150
Operating expenses	9,993	9,661
Segment income from operations	$22,938	$20,489

Media
Revenue	$72,129	$36,202
Cost of revenue	29,482	19,713
Gross profit	42,647	16,489
Operating expenses	23,631	8,641
Segment income from operations	$19,016	$7,848

Owned & Operated Websites
Revenue	$35,095	$37,947
Cost of revenue	21,733	24,992
Gross profit	13,362	12,955
Operating expenses	6,460	5,908
Segment income from operations	$6,902	$7,047

Technology
Revenue	$8,687	$8,081
Cost of revenue	1,188	918
Gross profit	7,499	7,163
Operating expenses	4,111	3,034
Segment income from operations	$3,388	$4,129

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$52,244	$39,513
Corporate expenses	(6,928)	(6,200)
Stock-based compensation	(6,086)	(1,917)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,493)	(2,180)
Amortization of intangible assets included in consolidated operating expenses	(6,324)	(2,708)
Consolidated income from operations	$30,413	$26,508

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$37,107	$34,474
Media	72,129	36,202
Owned & Operated Websites	35,095	37,947
Technology	8,687	8,081
Inter-segment eliminations	(166)	(193)
Consolidated revenue	$152,852	$116,511

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO MARCH 31, 2011

Revenue.   Consolidated revenue for the three-month period ended March 31, 2012 was $152.9 million compared to $116.5 million for the same period in 2011, representing a 31.2% increase, or $36.3 million.

 Affiliate Marketing segment revenue increased to $37.1 million for the three-month period ended March 31, 2012 compared to $34.5 million in the same period in 2011. This increase of $2.6 million, or 7.6%, was attributable to our domestic operations and due to an increase in transaction volumes associated with existing customers and an increase in the number of customers. Domestic affiliate marketing growth was offset by a decrease in our European affiliate marketing business. Changes in our pricing or the average order value of transactions closed on our network did not have a significant impact on Affiliate Marketing revenue in the three-month period ended March 31, 2012.

Media segment revenue increased to $72.1 million for the three-month period ended March 31, 2012 compared to $36.2 million for the same period in 2011. The increase of $35.9 million, or 99.2%, in Media segment revenue was attributable to the acquisitions of Dotomi, acquired on August 31, 2011, and Greystripe, acquired on April 21, 2011, and, to a lesser extent, growth in our historical display business.

Owned & Operated Websites segment revenue decreased to $35.1 million for the three-month period ended March 31, 2012 compared to $37.9 million in the same period in 2011. The decrease of $2.9 million, or 7.5%, was primarily attributable to our efforts to reduce the volume of activity within the Owned & Operated Websites segment that relies on paid traffic and search monetization. Owned & Operated Websites segment revenue is concentrated with one major customer, Google. A loss of, or further reduction of revenue from, this customer could have a significant negative impact on the revenue of this segment and the Company.

Technology segment revenue was $8.7 million for the three-month period ended March 31, 2012 compared to $8.1 million for the same period in 2011, an increase of $0.6 million, or 7.5%.  The increase in revenue was due to higher volumes of ad serving in both our domestic and international operations. Technology segment revenue is concentrated with a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment.

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

Costs associated with payments to search engines for driving consumer traffic to our owned and operated websites were, prior to the fourth quarter of 2011, classified in operating expenses in the Sales and marketing expense line item. Beginning in the fourth quarter of 2011, we are classifying these costs in Cost of revenue. Additionally, we corrected the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in Cost of revenue beginning in the fourth quarter of 2011. These reclassifications are more fully described in Note 1 to our condensed consolidated financial statements. Amortization related to developed technologies and websites acquired in business combinations was previously recorded in operating expenses in the Amortization of intangible assets acquired in business combinations line item. Prior periods presented in the Condensed Consolidated Statements of Comprehensive Income included herein are presented using the new classifications.

Our consolidated cost of revenue was $59.0 million for the three-month period ended March 31, 2012 compared to $52.0 million for the same period in 2011, an increase of $7.0 million, or 13.4%. Our consolidated gross margin was 61.4% and 55.4% for the three-month periods ended March 31, 2012 and 2011, respectively. Consolidated gross margin increased from the year ago period due to the strong gross margin performance in our Media and Owned & Operated segments as described below.

Cost of revenue for the Affiliate Marketing segment decreased slightly to $4.2 million for the three-month period ended March 31, 2012 compared to $4.3 million for the same period in 2011. Our Affiliate Marketing gross margin remained relatively consistent at 88.7% for the three-month period ended March 31, 2012 compared to 87.5% for the same period in 2011.

Cost of revenue for the Media segment increased $9.8 million, or 49.6%, to $29.5 million for the three-month period ended March 31, 2012 compared to $19.7 million for the same period in 2011 due to the inclusion of costs of revenue related to the Dotomi and Greystripe acquisitions. Our Media segment gross margin increased to 59.1% for the three-month period ended

March 31, 2012 compared to 45.5% for the same period in 2011 due to the inclusion of the relatively higher gross margin Dotomi business as well as strong gross margin performance in our historical display business.

Cost of revenue for the Owned & Operated Websites segment decreased $3.3 million to $21.7 million for the three-month period ended March 31, 2012 compared to $25.0 million for the same period in 2011. Our Owned & Operated Websites segment gross margin increased to 38.1% for the three-month period ended March 31, 2012 from 34.1% for the same period in 2011. The increased gross margin is a result of our efforts to decrease the mix of paid traffic to our destination websites, which generates lower gross margin than our organic (non-paid) traffic sources.

Technology segment cost of revenue increased to $1.2 million for the three-month period ended March 31, 2012 compared to $0.9 million for the same period in 2011.  Our Technology segment gross margin decreased to 86.3% for the three-month period ended March 31, 2012 compared to 88.6% for the same period in 2011. The increase in cost of revenue and corresponding decrease in gross margin was primarily due to higher depreciation as a result of increased investments in computing infrastructure made in the fourth quarter of 2011.

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

Total sales and marketing expenses for the three-month period ended March 31, 2012 were $21.2 million compared to $12.6 million for the same period in 2011, an increase of $8.5 million, or 67.7%. The increase was primarily due to the acquisitions of Dotomi and Greystripe, including the associated higher stock-based compensation as described below, and increases in salaries and wages as a result of increased headcount in our sales staff. Our sales and marketing expenses as a percentage of revenue increased to 13.9% for the three-month period ended March 31, 2012 compared to 10.8% for the same period in 2011.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $19.9 million for the three-month period ended March 31, 2012 compared to $12.5 million for the same period in 2011, an increase of $7.4 million. The increase was primarily due to the acquisitions of Dotomi and Greystripe, including the associated higher stock-based compensation as described below. As a percentage of revenue, general and administrative expenses increased to 13.0% for the three-month period ended March 31, 2012 compared to 10.7% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended March 31, 2012 were $16.1 million, or 10.5% of revenue, compared to $10.2 million, or 8.7% of revenue, for the same period in 2011, an increase of $5.9 million, or 58.3%. The increase in technology expenses was primarily due to the inclusion of the Dotomi and Greystripe acquisitions, including the associated higher stock-based compensation as described below.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended March 31, 2012 increased 12.0%, or $2.4 million, to $22.9 million, from $20.5 million in the same period of the prior year, and represented 61.8% and 59.4% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and the higher operating margin were attributable to the operating leverage associated with the higher revenue as described above.

 Media segment income from operations for the three-month period ended March 31, 2012 increased 142.3%, or $11.2 million, to $19.0 million, from $7.8 million in the same period of the prior year, and represented 26.4% and 21.7% of Media segment revenue in these respective periods. Media segment operating margin increased from the prior year primarily due to the inclusion of Dotomi.

Owned & Operated Websites segment income from operations for the three-month period ended March 31, 2012 decreased to $6.9 million from $7.0 million in the same period of the prior year.  The operating margin for this segment remained relatively consistent at 19.7% in the current period compared to 18.6% in the year ago period.

Technology segment income from operations for the three-month period ended March 31, 2012 was $3.4 million and $4.1 million for the three-month periods ended March 31, 2012 and 2010, and represented 39.0% and 51.1% of Technology segment revenue in these respective periods. The decrease in Technology segment income from operations and the lower operating margin were primarily attributable to the lower gross margin as described above and increases in payroll costs due to increased headcount.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended March 31, 2012 increased to $6.1 million compared to $1.9 million for the same period in 2011. The increase in stock-based compensation is primarily due to unvested stock awards assumed in connection with the acquisitions of Dotomi and Greystripe. We currently anticipate stock-based compensation in the range of $22 million to $24 million for the year ending December 31, 2012. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   As discussed above under Cost of revenue, we corrected the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in Cost of revenue beginning in the fourth quarter of 2011. All prior periods presented in the Condensed Consolidated Statements of Comprehensive Income included herein are presented using the new classifications. Previously, all amortization expense was recorded in operating expenses in the Amortization of intangible assets acquired in business combinations line item.

Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the three-month period ended March 31, 2012, was $2.5 million compared to $2.2 million in the year ago period. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, increased to $6.3 million for the three-month period ended March 31, 2012 compared to $2.7 million for the same period in 2011. The increases in amortization of intangible assets are due to the acquisitions of Dotomi and Greystripe. We currently anticipate amortization expense of approximately $32.4 million for the year ending December 31, 2012.

Interest and Other Income, Net. Interest and other income, net remained relatively consistent at $0.2 million for the three-month period ended March 31, 2012 compared to $0.4 million for the same period in 2011.

Income Tax Expense. For the three-month period ended March 31, 2012, we recorded income tax expense of $9.1 million compared to $10.1 million for the same period in 2011. The decrease in the effective income tax rate for the three-month period ended March 31, 2012 to 29.6% from 37.4% in the same period of the prior year was primarily due to the first quarter 2012 recognition of certain state tax law changes and tax benefits related to the reversal of contingency reserves associated with the expiration of certain statutes of limitations. We currently anticipate an effective income tax rate for the year ending December 31, 2012 of approximately 38%.

Adjusted-EBITDA as a Non-GAAP Financial Performance Measure

In evaluating our business, we consider earnings from continuing operations before interest, income taxes, depreciation, amortization, stock-based compensation, and acquisition-related costs ("Adjusted-EBITDA"), a non-GAAP financial measure, as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. We use Adjusted‑EBITDA in evaluating the overall performance of our business operations. We believe that this measure may also be useful to investors because it eliminates the effects of period-to-period changes in income from interest on our cash and cash equivalents, note receivable, and borrowings, and the costs associated with income tax expense, capital investments, acquisitions, and stock‑based compensation expense which are not directly attributable to the underlying performance of our continuing business operations. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. Generally Accepted Accounting Principles (“GAAP”), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted‑EBITDA is a non-GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income to Adjusted‑EBITDA for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three-month Period Ended March 31,
	2012	2011

Net income	$21,571	$16,862
Interest and other income, net	(229)	(408)
Income tax expense	9,071	10,054
Amortization of acquired developed technology and websites included in cost of revenue	2,493	2,180
Amortization of acquired intangible assets included in operating expenses	6,324	2,708
Depreciation and leasehold amortization	2,630	1,754
Stock-based compensation	6,086	1,917
Adjusted-EBITDA	$47,946	$35,067

Adjusted-EBITDA for the three-month periods ended March 31, 2012 increased to $47.9 million from $35.1 million for the same period in 2011, representing an increase of $12.9 million, or 36.7%. The increase was primarily due to increased operating income in our Affiliate Marketing and Media segments as described above.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At March 31, 2012, our combined cash and cash equivalents balances totaled $107.7 million, of which $67.2 million was denominated in foreign currencies and $65.7 million was held by our foreign subsidiaries. A majority of the cash held abroad could be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Net cash provided by operating activities increased to $50.2 million for the three months ended March 31, 2012 compared to $30.0 million in the same period of 2011. The increase in cash provided by operations was primarily due to an increase in operating income in our Media and Affiliate Marketing segments as described above, and an increase in the impact of net working capital changes on cash, principally due to an increase in collections on our accounts receivable in the current year as compared to the same period in the prior year.

Net cash used in investing activities totaled $3.0 million for the three-month period ended March 31, 2012 due primarily to the use of $3.9 million for equipment purchases offset by proceeds from principal payments received on our note receivable of $1.1 million. Cash provided by investing activities of $2.0 million in the three-month period ended March 31, 2011 was due to proceeds from the sales of marketable securities of $3.0 million and $0.9 million in proceeds from principal payments received on our note receivable, offset by equipment purchases of $1.9 million.

Net cash used in financing activities of $58.5 million for the three months ended March 31, 2012 resulted primarily from repayments under our credit facility of $62.5 million offset partially by $3.3 million in proceeds received from shares issued under our employee stock programs. Net cash used in financing activities of $28.6 million for the three months ended March 31, 2011 was primarily related to common stock repurchases of $31.5 million, partially offset by $2.7 million in proceeds received from shares issued under our employee stock programs.
Credit Facility
On August 19, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous line of credit. The Credit Facility consists of a revolving loan commitment of $150.0 million and a term loan of $50.0 million. The term loan is payable in quarterly installments of $2.5 million per quarter. The Credit Facility expires on August 19, 2016. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14 to our Condensed Consolidated Financial Statements included herein. The revolving loan commitment provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At March 31, 2012, there was $60.0 million outstanding under the revolving loan commitment, and $45.0 million was outstanding under the term loan.

Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2011, our board of directors authorized a total of $633.3 million for repurchases under the Program and we repurchased a total of 64.4 million shares of our common stock for approximately $592.5 million. During the three-month period ended March 31, 2012, our board of directors authorized an additional $59.2 million for repurchases under the Program. As of March 31, 2012, up to an additional $100.0 million of our capital may be used to repurchase shares of our outstanding common stock under the Program.

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
Commitments and Contingencies
In March 2012, we entered into a new facility lease in Chicago that will increase our total future minimum lease commitments over the next ten years, beginning in July 2012, by $16.2 million. Other than this lease, and repayments under our credit agreement, there were no significant changes to our commitments and contingencies during the three-month period ended March 31, 2012.

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
Capital Resources
We believe that the combination of our existing cash and cash equivalents, the revolving portion of our Credit Facility and our expected future cash flows from operations will provide us with sufficient liquidity to fund our operations and capital requirements for at least the next twelve months.

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board ("FASB") issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). We do not expect the implementation of this amended accounting guidance to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. This standard is effective for interim and annual periods beginning after December 15, 2011 (early adoption is permitted) and requires retrospective application. Also, in December 2011, the FASB indefinitely deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We early adopted the presentation requirement of other comprehensive income for the year ended December 31, 2011.

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We adopted this accounting standard upon its effective date for periods ending on or after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facility and cash and cash equivalents. Our exposure to interest rate risk primarily results from changes in one-month LIBOR, which is the benchmark interest rate on borrowings under our credit facility. One-month LIBOR is currently approximately 0.25%. If the one-month LIBOR rate were to increase by 100% to 0.50%, and the entire amount of the revolving portion of our credit facility remained outstanding for a full year, we would experience an annual increase in interest expense of $0.2 million on borrowings under our credit facility. We do not believe that our current investment activities related to our cash and cash equivalents subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian Dollars. The effect of foreign currency exchange rate fluctuations for the three-month period ended March 31, 2012 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $11.3 million, an estimated reduction of income before income taxes of approximately $2.5 million and an estimated reduction of consolidated net assets of approximately $10.8 million. While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of March 31, 2012, we had $94.4 million in total current assets, including $67.2 million in cash and cash equivalents, and $17.7 million in total current liabilities denominated in foreign currencies, predominantly British Pounds, Euros and Swedish Kronor.

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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

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

Our Owned & Operated Websites business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising. The largest component of revenue in our Owned & Operated Websites segment is generated via sponsored search listings from major search engines. Factors that could cause these relationships to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement with one or more of the major search engines; the determination by one or more of the major search engines that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationships with one or more of the major search engines were to cease or become significantly reduced in scale, our revenue and profitability levels could be significantly and negatively impacted.

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR OWNED & OPERATED WEBSITES SEGMENT.

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM), search engine optimization (SEO), organic traffic, email campaigns, and distribution agreements with other website publishers. The current revenue and profitability levels of our Owned & Operated Websites segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Owned & Operated Websites segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines. In addition, in the fourth quarter of 2011 we began to decrease the amount of traffic that we drive to our destination websites via paid traffic sources (such and search, email and contextual) as these tend to provide a lower relative margin than our other businesses. This decreased reliance on paid traffic sources may have a significant negative impact on the revenue we generate in our Owned & Operated Websites segment in the next twelve months. However, we do not anticipate these changes will have a significant impact on our overall profitability.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, and with other large Internet display advertising networks. In addition, we compete in the online comparison shopping market with focused comparison shopping websites, and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, Google, AOL, Facebook and MSN, have substantial proprietary online advertising inventory that may provide competitive advantages compared to our networks and other inventory sources, and they have the ability to significantly influence pricing for online advertising overall. In some cases, these companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have.

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
IF OUR NOTE RECEIVABLE BECOMES UNCOLLECTIBLE, WE WOULD BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.
We sold our Web Clients business on February 1, 2010 in exchange for a note receivable with a fair market value of $32.8 million. The carrying amount of the note receivable at March 31, 2012 is $30.8 million. If this note receivable were to become uncollectible, we would be required to take a charge against earnings for the amount of the note that becomes uncollectible. This may have an adverse impact on our results of operations.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we recorded an impairment charge as of December 31, 2008 related to our goodwill and amortizable intangible assets totaling $269.5 million.

As of March 31, 2012, we have $435.2 million and $105.4 million of goodwill and amortizable intangible assets, respectively.

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

As more fully described in Note 11 to our condensed consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our condensed consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate, as well as in jurisdictions that we don't operate but may have tax nexus given the complexities associated with various state tax regulations. We may be challenged by the taxing authorities in these various jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2012

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2012

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2012
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

VALUECLICK, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	May 8, 2012