Form 10-Q
period 2012-06-30
VALUECLICK INC/CA
filed 2012-08-07
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2012 was 75,090,890.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,156	$116,676
Accounts receivable, net	118,755	129,076
Prepaid expenses and other current assets	10,570	8,092
Income taxes receivable	10,902	7,112
Deferred tax assets, current portion	10,058	9,977
Total current assets	238,441	270,933
Note receivable, less current portion	28,650	29,700
Property and equipment, net	26,145	19,952
Goodwill	433,850	437,033
Intangible assets acquired in business combinations, net	96,258	114,007
Deferred tax assets, less current portion	10,555	8,018
Other assets	1,094	1,068
TOTAL ASSETS	$834,993	$880,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$115,795	$123,863
Other current liabilities	2,325	1,753
Borrowings under credit agreement, current portion	10,000	10,000
Total current liabilities	128,120	135,616
Income taxes payable	22,703	22,755
Deferred tax liabilities	1,069	1,447
Borrowings under credit agreement, less current portion	162,500	157,500
TOTAL LIABILITIES	314,392	317,318

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 75,109,455 and 80,139,493 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	75	80
Additional paid-in capital	528,285	552,608
Accumulated other comprehensive loss	(12,533)	(10,138)
Retained earnings	4,774	20,843
Total stockholders’ equity	520,601	563,393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$834,993	$880,711

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011

Revenue	$160,982	$125,062	$313,834	$241,573
Cost of revenue	64,880	56,450	123,841	108,424
Gross profit	96,102	68,612	189,993	133,149
Operating expenses:
Sales and marketing	20,879	14,274	42,059	26,906
General and administrative	19,887	13,562	39,770	26,085
Technology	16,914	10,853	33,005	21,019
Amortization of intangible assets acquired in business combinations	6,321	3,389	12,645	6,097
Total operating expenses	64,001	42,078	127,479	80,107

Income from operations	32,101	26,534	62,514	53,042
Interest and other income, net	1,497	657	1,726	1,065
Income before income taxes	33,598	27,191	64,240	54,107
Income tax expense	13,262	10,210	22,333	20,264
Net income	20,336	16,981	41,907	33,843
Other comprehensive income:
Foreign currency translation	(6,059)	953	(2,395)	6,281
Total comprehensive income	$14,277	$17,934	$39,512	$40,124

Basic net income per common share	$0.26	$0.22	$0.53	$0.42
Diluted net income per common share	$0.25	$0.21	$0.52	$0.42

Weighted-average shares used to calculate net income per common share:
Basic	78,720	78,981	79,529	79,829
Diluted	80,336	80,059	81,221	80,847

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	—	—	80,139,493	$80	$552,608	$(10,138)	$20,843	$563,393
Non-cash, stock-based compensation	—	—	—	—	11,834	—	—	11,834
Shares issued in connection with employee stock programs	—	—	830,431	1	3,604	—	—	3,605
Repurchase and retirement of common stock	—	—	(5,860,469)	(6)	(41,586)	—	(57,976)	(99,568)
Tax benefit from employee stock transactions	—	—	—	—	1,825	—	—	1,825
Net income	—	—	—	—	—	—	41,907	41,907
Foreign currency translation	—	—	—	—	—	(2,395)	—	(2,395)
Balance at June 30, 2012	—	—	75,109,455	$75	$528,285	$(12,533)	$4,774	$520,601

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-month Period Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$41,907	$33,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,063	14,551
Non-cash, stock-based compensation	11,834	4,531
Provision for doubtful accounts and sales credits	1,761	851
Amortization of discount on note receivable	(1,203)	(1,163)
Deferred income taxes	(1,781)	607
Tax benefit from stock-based awards	1,825	1,306
Excess tax benefit from stock-based awards	(1,927)	(1,546)
Changes in operating assets and liabilities, excluding business acquisitions	(3,819)	(7,342)
Net cash provided by operating activities	71,660	45,638

Cash flows from investing activities:
Proceeds from the sales of marketable securities	—	3,000
Purchases of property and equipment	(11,665)	(5,127)
Principal payments received on note receivable	2,120	1,824
Payments for acquisitions, net of cash acquired	(152)	(68,886)
Net cash used in investing activities	(9,697)	(69,189)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement	70,000	—
Repayments under credit agreement	(65,000)	—
Repurchases and retirement of common stock	(99,568)	(37,706)
Proceeds from shares issued under employee stock programs	3,605	5,336
Excess tax benefit from stock-based awards	1,927	1,546
Net cash used in financing activities	(89,036)	(30,824)

Effect of exchange rate changes on cash and cash equivalents	(1,447)	2,592
Net decrease in cash and cash equivalents	(28,520)	(51,783)

Cash and cash equivalents, beginning of period	116,676	194,317
Cash and cash equivalents, end of period	$88,156	$142,534

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

In periods prior to the second quarter of 2012, the Company derived its revenue from four business segments: Affiliate Marketing, Media, Owned & Operated Websites, and Technology. With the continued evolution of the Company's products and services (including elements of shared computing infrastructure and overlapping services), and recent changes to the Company's internal reporting structure, the Company reassessed its operating and reportable segments in the second quarter of 2012 and determined that the Company's Mediaplex business, which previously comprised the Technology segment, no longer meets the definition of an operating segment. The Company's Mediaplex business is now included in the Media operating segment. With this change, the Company now operates in three business segments: Affiliate Marketing, Media and Owned & Operated Websites. All prior period segment information herein has been recast to conform to this presentation.

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

MEDIA - ValueClick's Media segment, which began as a leading display ad network operating primarily under the "ValueClick Media" brand name, provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In August 2011, we acquired Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers, and in April 2011, we acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. Also, as discussed above, beginning in the second quarter of 2012, the Media segment also includes the Company's Mediaplex business, which was previously reported as a separate business segment. Mediaplex offers technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. Mediaplex is also beginning to offer media services in addition to its prior role as a technology provider.

Through these various media-focused products, the Company's Media segment is able to access its customers' target audiences through the unique combination of: its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; its proprietary broad-based network of thousands of high-quality online publishers; relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); and its ability to access inventory from ValueClick's owned and operated websites, as described below. The Company's Media segment applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. The Company's services in the Media segment are sold on a variety of pricing models, including cost-per-thousand-impression ("CPM"), cost-per-action ("CPA"), and cost-per-click ("CPC").

OWNED & OPERATED WEBSITES - ValueClick's Owned & Operated Websites segment services are offered through a number of branded websites, including Pricerunner, Smarter.com, Couponmountain.com, and Investopedia.com, and a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education, and business services.

The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan, Korea and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Company's Investopedia.com website provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and the Company's other vertical content websites offer consumers information and reference material across a variety of topics. The Company's services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company's websites.

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

The following table sets forth the effects of these revised classifications on affected items within the Company's previously reported Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three-month Period Ended June 30, 2011
	As Previously Reported	Cost Reclassification	Amortization Correction	As Adjusted
Cost of revenue	$40,098	$13,594	$2,758	$56,450
Gross profit	84,964	(13,594)	(2,758)	68,612
Sales and marketing expense	27,868	(13,594)	—	14,274
Amortization of intangible assets acquired in business combinations	6,147	—	(2,758)	3,389

	Six-month Period Ended June 30, 2011
	As Previously Reported	Cost Reclassification	Amortization Correction	As Adjusted
Cost of revenue	$72,975	$30,511	$4,938	$108,424
Gross profit	168,598	(30,511)	(4,938)	133,149
Sales and marketing expense	57,417	(30,511)	—	26,906
Amortization of intangible assets acquired in business combinations	11,035	—	(4,938)	6,097
2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board ("FASB") issued amendments to the goodwill and indefinite-lived intangible assets impairment guidance which provides an option for companies to not calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. This standard is effective for interim and annual periods beginning after December 15, 2011 (early adoption is permitted) and requires retrospective application. Also, in December 2011, the FASB indefinitely deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company early adopted the presentation requirement of other comprehensive income for the year ended December 31, 2011. In June 2012, the FASB decided not to reinstate the previously deferred presentation and disclosure requirements for reclassification adjustments from other comprehensive income to net income. As an alternative, the FASB decided to issue a proposal that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component. In addition, an entity would be required to provide a tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The Company will continue to monitor the FASB’s activities related to the proposed guidance.

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

3.    STOCK-BASED COMPENSATION
 In the three-month periods ended June 30, 2012 and 2011, the Company recognized stock-based compensation of $5.7 million and $2.6 million, respectively. In the six-month periods ended June 30, 2012 and 2011, the Company recognized stock-based compensation of $11.8 million and $4.5 million, respectively.
The increases in stock-based compensation for the three- and six-month periods ended June 30, 2012 from the prior year periods were primarily due to assumed equity awards from the Dotomi and Greystripe acquisitions and new equity grants to current employees. The following table summarizes, by statement of comprehensive income line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
Sales and marketing	$942	$533	$2,596	$819
General and administrative	3,220	1,676	6,246	3,089
Technology	1,586	405	2,992	623
Stock-based compensation	5,748	2,614	11,834	4,531
Related income tax benefits	(1,490)	(890)	(3,213)	(1,661)
Stock-based compensation, net of tax benefits	$4,258	$1,724	$8,621	$2,870

4.    RECENT BUSINESS COMBINATIONS
Dotomi. On August 31, 2011, the Company completed the acquisition of Dotomi, a leading provider of data-driven, intelligent display media for major retailers. Under the terms of the agreement, the Company acquired all outstanding equity interests in Dotomi for total consideration of $288.1 million, consisting of cash consideration of $171.8 million, 7.1 million shares of the Company's stock valued at $109.4 million, and approximately 0.5 million shares of fully vested stock options assumed valued at $6.9 million. In addition, ValueClick assumed approximately 0.4 million unvested shares of restricted stock and 0.5 million unvested options to purchase shares of ValueClick common stock. The fair value of the assumed unvested restricted stock and options is being expensed in periods subsequent to the acquisition date. The Company incurred $0.4 million in transaction costs in the three-month period ended September 30, 2011, which is recorded in the "General and administrative expense" caption in the accompanying Condensed Consolidated Statements of Comprehensive Income.
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

The Company does not expect any goodwill from the Greystripe acquisition to be tax deductible.

5.    NOTE RECEIVABLE

The Company sold its Web Clients subsidiary on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated discounted fair value of a $45.0 million (face amount) five-year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten year period and a balloon payment at the end of the fifth year. The note is collateralized by substantially all of the assets of the buyer, consisting of Web Clients and other unrelated businesses. The collateralization of Web Clients resulted in the identification of Web Clients as a variable interest entity. However, because the Company does not have the power to direct the day-to-day operations of Web Clients and the risk of loss is limited to the amount of the note receivable, the Company is not considered the primary beneficiary and is not required to consolidate this variable interest entity. Other than the note receivable, the Company has not, nor does it intend to, provide financial or other support to Web Clients.

The following table details the composition of the note receivable at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Note receivable, gross	$36,534	$38,654
Discount	(6,184)	(7,387)
Note receivable, net of discount	30,350	31,267
Less: current portion	(1,700)	(1,567)
Note receivable, less current portion	$28,650	$29,700

The Company classifies the portion of the note receivable due within one year as current assets in the caption Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of June 30, 2012 is classified separately on the Condensed Consolidated Balance Sheets. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of June 30, 2012 and December 31, 2011, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the Interest and other income, net caption in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total interest income related to this note was $1.1 million for the three-month periods ended June 30, 2012 and 2011. Total interest income related to this note was $2.1 million and $2.2 million for the six-month periods ended June 30, 2012 and 2011, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS

In conjunction with the changes in the Company's operating segments as described in Note 1, the Company reassessed its reporting units and determined that its Technology business, which has no goodwill associated with it, no longer qualifies as a reporting unit. As of June 30, 2012, the Company's reporting units consisted of the Affiliate Marketing, Dotomi, Media, and Owned & Operated Websites operating segments.

The changes in the carrying amount of goodwill, by reporting unit, for the six-month period ended June 30, 2012 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
Balance at December 31, 2011	$30,363	207,746	$152,369	$46,555	$437,033
Foreign currency translation adjustments	(103)	—	(43)	(382)	(528)
Purchase price allocation adjustments	—	(1,566)	(1,089)	—	(2,655)
Balance at June 30, 2012	$30,260	$206,180	$151,237	$46,173	$433,850

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
June 30, 2012
Goodwill	$30,260	$206,180	$263,237	$256,173	$755,850
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,260	$206,180	$151,237	$46,173	$433,850

December 31, 2011
Goodwill	$30,363	$207,746	$264,369	$256,555	$759,033
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,363	$207,746	$152,369	$46,555	$437,033

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
June 30, 2012
Customer, affiliate and advertiser relationships	$107,490	$(50,975)	$56,515
Trademarks, trade names and domain names	33,490	(22,339)	11,151
Developed technologies and websites	66,070	(38,231)	27,839
Covenants not to compete	4,070	(3,317)	753
Total intangible assets	$211,120	$(114,862)	$96,258

December 31, 2011
Customer, affiliate and advertiser relationships	$107,686	$(42,238)	$65,448
Trademarks, trade names and domain names	33,583	(20,340)	13,243
Developed technologies and websites	66,125	(33,277)	32,848
Covenants not to compete	4,070	(1,602)	2,468
Total intangible assets	$211,464	$(97,457)	$114,007

For the six-month period ended June 30, 2012, the decrease in the gross intangible assets balance was due to foreign currency translation adjustments of $0.3 million.

The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the three- and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
Amortization of acquired developed technologies and websites included in consolidated cost of revenue	$2,492	$2,758	$4,985	$4,938
Amortization of acquired intangible assets included in consolidated operating expenses	6,321	3,389	12,645	6,097
Total	$8,813	$6,147	$17,630	$11,035

Estimated intangible asset amortization expense for the remainder of 2012, the succeeding five years and thereafter, is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
Six months ending December 31, 2012	$4,975	$9,764	$14,739
2013	9,333	15,499	24,832
2014	8,468	15,299	23,767
2015	4,756	15,240	19,996
2016	307	9,781	10,088
Thereafter	—	2,836	2,836

7.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $5.2 million at June 30, 2012 and $4.7 million at December 31, 2011. No customers accounted for more than 10% of the accounts receivable balance at June 30, 2012 or December 31, 2011.

8.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Computer equipment and purchased software	$55,166	$44,673
Furniture and equipment	5,264	4,924
Leasehold improvements	3,727	3,400
Property and equipment, gross	64,157	52,997
Less: accumulated depreciation and leasehold amortization	(38,012)	(33,045)
Total property and equipment, net	$26,145	$19,952

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
As of June 30, 2012 and December 31, 2011, the Company's financial instruments required to be measured at fair value consist of cash equivalents, net accounts receivable, accounts payable and accrued expenses, and debt. The carrying value of the cash equivalents, which consist of money market funds measured using level 1 inputs, net accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value because of their short-term nature. The carrying value of the Company's debt approximates its fair value based on Level 2 inputs, and after consideration of default and credit risk.
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

11.    INCOME TAXES

As of December 31, 2011, the Company had recorded a liability of $16.9 million for unrecognized tax benefits. During the three-month period ended June 30, 2012, the Company’s liability for unrecognized tax benefits increased by $0.3 million as a result of income tax positions taken during the period. During the six-month period ended June 30, 2012, the Company's liability for unrecognized tax benefits increased by $0.6 million as a result of income tax positions taken during the period, decreased by $0.2 million as a result of settlement, and decreased by $0.5 million as a result of expiration of certain statutes of limitations, resulting in a total liability for unrecognized tax benefits at June 30, 2012 of $16.8 million. If recognized in future periods, this liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following June 30, 2012 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.3 million and $0.4 million in gross interest and penalties expense related to unrecognized tax benefits in the three-month periods ended June 30, 2012 and 2011, respectively. During the six-month periods ended June 30, 2012 and 2011, the Company recognized $0.6 million and $0.7 million, respectively, in gross interest and penalties, offset by a reversal of prior accrued interest and penalties of $0.4 million as a result of the expiration of certain statutes of limitations during the six-month period ended June 30, 2012. The Company had an accrual for interest and penalties in the amount of $8.0 million and $7.8 million at June 30, 2012 and December 31, 2011, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

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

12.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2011, the Company’s board of directors authorized a total of $633.3 million for repurchases under the Program and the Company had repurchased a total of 64.4 million shares of its common stock for approximately $592.5 million. During the three- and six-month periods ended June 30, 2012, the Company's board of directors authorized $100.0 million and $159.2 million, respectively, for additional repurchases under the Program. During the three- and six-month periods ended June 30, 2012, the Company repurchased 5.9 million shares for $99.5 million. As of June 30, 2012, up to an additional $100.5 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

13.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
Net income	$20,336	$16,981	$41,907	$33,843

Weighted-average common shares outstanding - basic	78,720	78,981	79,529	79,829
Dilutive effect of stock options and employee benefit plans	1,616	1,078	1,692	1,018
Number of shares used to compute net income per common share - diluted	80,336	80,059	81,221	80,847

Net income per common share:
Basic	$0.26	$0.22	$0.53	$0.42
Diluted	$0.25	$0.21	$0.52	$0.42
Employee stock-based awards totaling 144,000 shares and 429,000 shares during the three-month periods ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method. For the six-month periods ended June 30, 2012 and 2011, the number of anti-dilutive shares excluded from the diluted net income per common share computation was 125,000 and 665,000, respectively.

14.    CREDIT AGREEMENT

On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced the Company's previous line of credit. The Credit Facility originally consisted of a revolving loan commitment of $150.0 million and a term loan of $50.0 million, with a Company option to increase the total revolving loan commitment to $200.0 million subject to certain conditions. On June 29, 2012, the Company entered into a Commitment Increase Agreement to increase the total revolving loan commitment under the Credit Facility to $200.0 million. The Credit Facility expires on August 19, 2016. Borrowings under the facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's prime rate, (b) the federal funds rate plus 1.50% and (c) the one month reserve adjusted daily LIBOR rate plus 1.50%, or (ii) the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.25% to 2.00% for LIBOR loans and from 0.25% to 1.00% for Base Rate loans.

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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. We used borrowings under the Credit Facility to fund a portion of the Dotomi acquisition described in Note 4 and a portion of the stock repurchases described in Note 12. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.35% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At June 30, 2012, there was $130.0 million outstanding under the revolving loan commitment, and $42.5 million was outstanding under the term loan. The difference between the carrying amount and the fair value of the debt outstanding is not material. The term loan requires payments of $2.5 million per quarter on the last day of each calendar quarter.

Term loan maturities on a calendar year basis are as follows (in thousands):

	Remainder of 2012	2013	2014	2015	2016
Contractual debt obligation maturities	$5,000	$10,000	$10,000	$10,000	$7,500

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million through September 2012 and $125 million thereafter, and minimum unrestricted, unencumbered liquid asset requirements. At June 30, 2012 and December 31, 2011, the Company was in compliance with all of the financial covenants of the Credit Facility.

In conjunction with the term loan borrowing under the Credit Facility, the Company entered into an interest rate swap agreement to limit its exposure to fluctuations in interest rates and fix the interest payments on the term loan. The terms of the swap, including the notional amount, term and amortization schedule, match the critical terms of the term loan. Under the swap agreement, the Company pays a fixed rate of 0.91% and receives one-month LIBOR, which is the benchmark interest rate on the variable rate term loan. The fair value of the swap at June 30, 2012 and December 31, 2011, and its impact on interest expense for the quarter then ended is immaterial to the Company's consolidated financial statements.

15.    SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from three business segments. These business segments are presented on a worldwide basis and include: Affiliate Marketing, Media and Owned & Operated Websites. In the second quarter of 2012, the Company changed its internal reporting structure which resulted in changes in the Company's operating segments. The Company's Mediaplex business (which previously comprised the Technology segment) was combined with the Media segment to reflect the manner in which management assesses the performance of these businesses and makes resource allocation decisions. All prior period segment information has been revised to conform to the new segment presentation.

The following table provides revenue and segment income from operations for each of the Company’s three business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance; acquisition related costs; certain legal fees not directly attributable to a business segment; liability insurance; and, other corporate expenses.

	Revenue		Segment Income from Operations
	Three-month Period Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Affiliate Marketing	$33,605	$32,616	$19,694	$19,116
Media	91,088	52,008	25,121	13,738
Owned & Operated Websites	36,398	40,554	8,688	8,895
Inter-segment revenue	(109)	(116)	—	—
Total	$160,982	$125,062	$53,503	$41,749

	Revenue		Segment Income from Continuing Operations
	Six-month Period Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Affiliate Marketing	$70,712	$67,090	$42,632	$39,605
Media	171,837	96,233	47,525	25,715
Owned & Operated Websites	71,493	78,501	15,590	15,942
Inter-segment revenue	(208)	(251)	—	—
Total	$313,834	$241,573	$105,747	$81,262

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
Segment income from operations	$53,503	$41,749	$105,747	$81,262
Corporate expenses	(6,841)	(6,454)	(13,769)	(12,654)
Stock-based compensation	(5,748)	(2,614)	(11,834)	(4,531)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,492)	(2,758)	(4,985)	(4,938)
Amortization of acquired intangible assets included in consolidated operating expenses	(6,321)	(3,389)	(12,645)	(6,097)
Consolidated income from operations	$32,101	$26,534	$62,514	$53,042

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media and Owned & Operated Websites segments is as follows for each period (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
Affiliate Marketing	$320	$288	$615	$540
Media	2,042	953	3,914	1,897
Owned & Operated Websites	347	456	728	899
Corporate	94	65	176	180
Total	$2,803	$1,762	$5,433	$3,516

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
United States	$135,425	$98,107	$262,436	$189,005
United Kingdom	13,915	14,661	28,138	29,376
Other countries	13,261	13,770	26,345	26,079
Inter-regional eliminations	(1,619)	(1,476)	(3,085)	(2,887)
Total	$160,982	$125,062	$313,834	$241,573

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
United States	$26,688	$20,757	$52,258	$41,325
United Kingdom	2,926	3,645	5,536	7,329
Other countries	2,487	2,132	4,720	4,388
Total	$32,101	$26,534	$62,514	$53,042

For the three-month periods ended June 30, 2012 and 2011, one customer, Google, accounted for approximately 11.3% and 17.2%, respectively, of total revenue. For the six-month periods ended June 30, 2012 and 2011, one customer, Google, accounted for approximately 11.2% and 16.6%, respectively, of total revenue. Revenue from Google is recognized entirely in the Company's Owned & Operated Websites segment.

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

In previous reporting periods, we reported four business segments: Affiliate Marketing, Media, Owned & Operated Websites, and Technology. However, with the continued evolution of our products and services (including elements of shared computing infrastructure and overlapping services) and recent changes to our internal reporting structure, we reassessed our operating and reportable segments in the second quarter of 2012. We determined that our Mediaplex business, which previously comprised the Technology segment, no longer meets the definition of an operating segment. As such, our Mediaplex business is now included in the Media operating segment. With this change, we now derive our revenue from three business segments: Affiliate Marketing, Media and Owned & Operated Websites, which are described in more detail below. All prior period segment information contained herein has been recast to conform to this presentation.

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

MEDIA

ValueClick's Media segment, which began as a leading display ad network operating primarily under the "ValueClick Media" brand name, provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In August 2011, we acquired Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers, and in April 2011, we acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. Also, as discussed above, beginning in the second quarter of 2012, the Media segment also includes our Mediaplex business, which was previously reported as a separate business segment. Mediaplex offers technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. Mediaplex is also beginning to offer media services in addition to its prior role as a technology provider.

Through these various media-focused products, our Media segment is able to access its customers' target audiences through the unique combination of: its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; its proprietary broad-based network of thousands of high-quality online publishers; relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); and its ability to access inventory from ValueClick's owned and operated websites, as described below. Our Media segment applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. Our services in the Media segment are sold on a variety of pricing models, including cost-per-thousand-impression ("CPM"), cost-per-action ("CPA"), and cost-per-click ("CPC").

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

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Affiliate Marketing
Revenue	$33,605	$32,616	$70,712	$67,090
Cost of revenue	4,200	4,314	8,376	8,638
Gross profit	29,405	28,302	62,336	58,452
Operating expenses	9,711	9,186	19,704	18,847
Segment income from operations	$19,694	$19,116	$42,632	$39,605

Media
Revenue	$91,088	$52,008	$171,837	$96,233
Cost of revenue	36,888	23,907	67,491	44,482
Gross profit	54,200	28,101	104,346	51,751
Operating expenses	29,079	14,363	56,821	26,036
Segment income from operations	$25,121	$13,738	$47,525	$25,715

Owned & Operated Websites
Revenue	$36,398	$40,554	$71,493	$78,501
Cost of revenue	21,349	25,548	43,082	50,540
Gross profit	15,049	15,006	28,411	27,961
Operating expenses	6,361	6,111	12,821	12,019
Segment income from operations	$8,688	$8,895	$15,590	$15,942

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$53,503	$41,749	$105,747	$81,262
Corporate expenses	(6,841)	(6,454)	(13,769)	(12,654)
Stock-based compensation	(5,748)	(2,614)	(11,834)	(4,531)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,492)	(2,758)	(4,985)	(4,938)
Amortization of intangible assets included in consolidated operating expenses	(6,321)	(3,389)	(12,645)	(6,097)
Consolidated income from operations	$32,101	$26,534	$62,514	$53,042

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$33,605	$32,616	$70,712	$67,090
Media	91,088	52,008	171,837	96,233
Owned & Operated Websites	36,398	40,554	71,493	78,501
Inter-segment eliminations	(109)	(116)	(208)	(251)
Consolidated revenue	$160,982	$125,062	$313,834	$241,573

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2012 COMPARED TO JUNE 30, 2011

Revenue.   Consolidated revenue for the three-month period ended June 30, 2012 was $161.0 million compared to $125.1 million for the same period in 2011, representing a 28.7% increase, or $35.9 million.

 Affiliate Marketing segment revenue increased to $33.6 million for the three-month period ended June 30, 2012 compared to $32.6 million in the same period in 2011. This increase of $1.0 million, or 3.0%, was attributable to our domestic operations and due to an increase in transaction volumes associated with existing customers and an increase in the number of customers. Domestic affiliate marketing growth was offset by a decrease in our European affiliate marketing business due to a combination of the impact of changes in foreign exchange rates as well as a weak macroeconomic environment.

Media segment revenue increased to $91.1 million for the three-month period ended June 30, 2012 compared to $52.0 million for the same period in 2011. The increase of $39.1 million, or 75.1%, in Media segment revenue was attributable to the acquisition of Dotomi, acquired on August 31, 2011, and growth in our mobile and online display businesses, offset by a decrease in our European media business due to the impact of changes in foreign exchange rates.

Owned & Operated Websites segment revenue decreased to $36.4 million for the three-month period ended June 30, 2012 compared to $40.6 million in the same period in 2011. The decrease of $4.2 million, or 10.2%, was primarily attributable to our efforts to reduce the volume of activity within the Owned & Operated Websites segment that relies on paid traffic and search monetization. Owned & Operated Websites segment revenue is concentrated with one major customer, Google. A loss of, or further reduction of revenue from, this customer could have a significant negative impact on the revenue of this segment and the Company.

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

Our consolidated cost of revenue was $64.9 million for the three-month period ended June 30, 2012 compared to $56.5 million for the same period in 2011, an increase of $8.4 million, or 14.9%. Our consolidated gross margin was 59.7% and 54.9% for the three-month periods ended June 30, 2012 and 2011, respectively. Consolidated gross margin increased from the year ago period due to the improved gross margin in our Media and Owned & Operated segments as described below.

Cost of revenue for the Affiliate Marketing segment decreased slightly to $4.2 million for the three-month period ended June 30, 2012 compared to $4.3 million for the same period in 2011. Our Affiliate Marketing gross margin remained relatively consistent at 87.5% for the three-month period ended June 30, 2012 compared to 86.8% for the same period in 2011.

Cost of revenue for the Media segment increased $13.0 million, or 54.3%, to $36.9 million for the three-month period ended June 30, 2012 compared to $23.9 million for the same period in 2011 due to the inclusion of costs of revenue related to the Dotomi acquisition. Our Media segment gross margin increased to 59.5% for the three-month period ended June 30, 2012 compared to 54.0% for the same period in 2011 primarily due to the inclusion of Dotomi.

Cost of revenue for the Owned & Operated Websites segment decreased $4.2 million to $21.3 million for the three-month period ended June 30, 2012 compared to $25.5 million for the same period in 2011. Our Owned & Operated Websites segment gross margin increased to 41.3% for the three-month period ended June 30, 2012 from 37.0% for the same period in 2011. The increased gross margin is a result of our efforts to decrease the mix of paid traffic which generates lower gross margin than our organic (non-paid) traffic sources.

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

Total sales and marketing expenses for the three-month period ended June 30, 2012 were $20.9 million compared to $14.3 million for the same period in 2011, an increase of $6.6 million, or 46.3%. The increase was primarily due to the acquisition of Dotomi, including the associated higher stock-based compensation as described below, and increases in salaries and wages as a result of increased headcount in our sales staff. Our sales and marketing expenses as a percentage of revenue increased to 13.0% for the three-month period ended June 30, 2012 compared to 11.4% for the same period in 2011.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $19.9 million for the three-month period ended June 30, 2012 compared to $13.6 million for the same period in 2011, an increase of $6.3 million. The increase was primarily due to the acquisition of Dotomi, including the associated higher stock-based compensation as described below. As a percentage of revenue, general and administrative expenses increased to 12.4% for the three-month period ended June 30, 2012 compared to 10.8% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended June 30, 2012 were $16.9 million, or 10.5% of revenue, compared to $10.9 million, or 8.7% of revenue, for the same period in 2011, an increase of $6.1 million, or 55.8%. The increase in technology expenses was primarily due to the inclusion of Dotomi, including the associated higher stock-based compensation as described below.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended June 30, 2012 increased 3.0%, or $0.6 million, to $19.7 million, from $19.1 million in the same period of the prior year, and represented 58.6% of Affiliate Marketing segment revenue in both these periods.

 Media segment income from operations for the three-month period ended June 30, 2012 increased 82.9%, or $11.4 million, to $25.1 million, from $13.7 million in the same period of the prior year, and represented 27.6% and 26.4% of Media segment revenue in these respective periods. Media segment operating margin increased from the prior year primarily due to the inclusion of Dotomi.

Owned & Operated Websites segment income from operations for the three-month period ended June 30, 2012 decreased to $8.7 million from $8.9 million in the same period of the prior year.  The operating margin for this segment increased to 23.9% in the current period compared to 21.9% in the year ago period due to the lower mix of paid traffic as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended June 30, 2012 increased to $5.7 million compared to $2.6 million for the same period in 2011. The increase in stock-based compensation is primarily due to unvested stock awards assumed in connection with the acquisition of Dotomi. We currently anticipate stock-based compensation in the range of $22 million to $23 million for the year ending December 31, 2012. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

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

Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the three-month period ended June 30, 2012, was $2.5 million compared to $2.8 million in the year ago period. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, increased to $6.3 million for the three-month period ended June 30, 2012 compared to $3.4 million for the same period in 2011. The increases in amortization of intangible assets are due to the acquisition of Dotomi. We currently anticipate total amortization expense of approximately $32.4 million for the year ending December 31, 2012.

Interest and Other Income, Net. Interest and other income, net increased to $1.5 million for the three-month period ended June 30, 2012 compared to $0.7 million for the same period in 2011, an increase of $0.8 million. The increase was primarily due to foreign currency exchange gains recognized in the current period.

 Income Tax Expense. For the three-month period ended June 30, 2012, we recorded income tax expense of $13.3 million compared to $10.2 million for the same period in 2011. The increase in the effective income tax rate for the three-month period ended June 30, 2012 to 39.5% from 37.5% in the same period of the prior year was primarily due to increased stock-based compensation and the corresponding tax limitations on the deductibility of such compensation. We currently anticipate an effective income tax rate for the year ending December 31, 2012 of approximately 38%.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2012 COMPARED TO JUNE 30, 2011

Revenue.   Consolidated revenue for the six-month period ended June 30, 2012 was $313.8 million compared to $241.6 million for the same period in 2011, representing a 29.9% increase, or $72.3 million.

Affiliate Marketing segment revenue increased to $70.7 million for the six-month period ended June 30, 2012 compared to $67.1 million in the same period in 2011. This increase of $3.6 million, or 5.4%, was attributable to our domestic operations and due to an increase in transaction volumes associated with existing customers and an increase in the number of customers.

Media segment revenue increased to $171.8 million for the six-month period ended June 30, 2012 compared to $96.2 million for the same period in 2011. The increase of $75.6 million, or 78.6%, in Media segment revenue was attributable to the acquisitions of Dotomi and Greystripe. The remainder of the increase is due to organic growth in our domestic display businesses as a result of larger sales organizations and new product offerings.

Owned & Operated Websites segment revenue decreased to $71.5 million for the six-month period ended June 30, 2012 compared to $78.5 million in the same period in 2011. The decrease of $7.0 million, or 8.9%, was primarily attributable to our efforts to reduce the volume of activity within the Owned & Operated Websites segment that relies on paid traffic and search monetization.

Cost of Revenue and Gross Profit.  Our consolidated cost of revenue was $123.8 million for the six-month period ended June 30, 2012 compared to $108.4 million for the same period in 2011, an increase of $15.4 million, or 14.2%. Our consolidated gross margin was 60.5% and 55.1% for the six-month periods ended June 30, 2012 and 2011, respectively.

Cost of revenue for the Affiliate Marketing segment decreased $0.3 million, or 3.0%, to $8.4 million for the six-month period ended June 30, 2012 compared to $8.6 million for the same period in 2011. Our Affiliate Marketing gross margin remained relatively consistent at 88.2% for the second quarter of 2012 compared to 87.1% for the same period in 2011.

Cost of revenue for the Media segment increased $23.0 million, or 51.7%, to $67.5 million for the six-month period ended June 30, 2012 compared to $44.5 million for the same period in 2011 due to the increase in revenue. Our Media segment gross margin increased to 60.7% for the six-month period ended June 30, 2012 compared to 53.8% for the same period in 2011 due to the inclusion of Dotomi as well as strong gross margin performance in our historical display business, particularly in the first quarter of 2012.

Cost of revenue for the Owned & Operated Websites segment decreased $7.5 million to $43.1 million for the six-month period ended June 30, 2012 compared to $50.5 million for the same period in 2011. Our Owned & Operated Websites segment gross margin increased to 39.7% for the six-month period ended June 30, 2012 compared to 35.6% for the same period in 2011 due our efforts to decrease the mix of paid traffic which generates lower gross margin than our organic (non-paid) traffic sources.

Operating Expenses:

Sales and Marketing.  Total sales and marketing expenses for the six-month period ended June 30, 2012 were $42.1 million compared to $26.9 million for the same period in 2011, an increase of $15.2 million, or 56.3%. The increase was primarily due to the acquisitions of Dotomi and Greystripe, including the associated higher stock-based compensation as described below, and increases in salaries and wages as a result of increased headcount in our sales staff. Our sales and marketing expenses as a percentage of revenue increased to 13.4% for the six-month period ended June 30, 2012 compared to 11.1% for the same period in 2011.

General and Administrative.   General and administrative expenses increased to $39.8 million, or 12.7% of revenue, for the six-month period ended June 30, 2012 compared to $26.1 million, or 10.8% of revenue, for the same period in 2011, an increase of $13.7 million, or 52.5%. The increase was primarily due to the acquisitions of Dotomi and Greystripe, including the associated higher stock-based compensation as described below.

Technology.   Technology expenses for the six-month period ended June 30, 2012 were $33.0 million, or 10.5% of revenue, compared to $21.0 million, or 8.7% of revenue, for the same period in 2011, an increase of $12.0 million, or 57.0%. The increase in technology expenses was primarily due to the inclusion of the Dotomi and Greystripe acquisitions, including the associated higher stock-based compensation as described below.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the six-month period ended June 30, 2012 increased 7.6%, or $3.0 million, to $42.6 million, from $39.6 million in the same period of the prior year, and represented 60.3% and 59.0% of Affiliate Marketing segment revenue in these respective periods.

 Media segment income from operations for the six-month period ended June 30, 2012 increased 84.8%, or $21.8 million, to $47.5 million from $25.7 million in the same period of the prior year, and represented 27.7% and 26.7% of Media segment revenue in these respective periods.

Owned & Operated Websites segment income from operations for the six-month period ended June 30, 2012 decreased to $15.6 million from $15.9 million in the same period of the prior year, a decrease of $0.4 million, or 2.2%. The operating margin for this segment increased to 21.8% compared to 20.3% in the prior year period due to the lower mix of paid traffic as described above.

Stock-Based Compensation.   Stock-based compensation for the six-month period ended June 30, 2012 increased to $11.8 million compared to $4.5 million for the same period in 2011. The increase in stock-based compensation is primarily due to stock awards assumed in connection with the acquisitions of Dotomi and Greystripe.

Amortization of Intangible Assets.   Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the six-month period ended June 30, 2012, was $5.0 million compared to $4.9 million in the year ago period. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, increased to $12.6 million for the six-month period ended June 30, 2012 compared to $6.1 million for the same period in 2011. The increases in amortization of intangible assets are due to the acquisitions of Dotomi and Greystripe.

Interest and Other Income, Net. Interest and other income, net increased to $1.7 million for the six-month period ended June 30, 2012 compared to $1.1 million for the same period in 2011. Interest and other income, net was higher in the current year primarily due to foreign currency exchange gains recognized in the current year period.

Income Tax Expense. For the six-month periods ended June 30, 2012 and 2011, we recorded income tax expense of $22.3 million and $20.3 million on pre-tax income of $64.2 million and $54.1 million, respectively. The decrease in the effective income tax rate to 34.8% from 37.5% in the same period of the prior year was primarily due to recognition of certain state tax law changes and tax benefits related to the reversal of contingency reserves associated with the expiration of certain statutes of limitations during the current year period.

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

The following is a reconciliation of net income to Adjusted‑EBITDA for the three- and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011

Net income	$20,336	$16,981	$41,907	$33,843
Interest and other income, net	(1,497)	(657)	(1,726)	(1,065)
Income tax expense	13,262	10,210	22,333	20,264
Amortization of acquired developed technology and websites included in cost of revenue	2,492	2,758	4,985	4,938
Amortization of acquired intangible assets included in operating expenses	6,321	3,389	12,645	6,097
Depreciation and leasehold amortization	2,803	1,762	5,433	3,516
Stock-based compensation	5,748	2,614	11,834	4,531
Adjusted-EBITDA	$49,465	$37,057	$97,411	$72,124

Adjusted-EBITDA for the three- and six-month periods ended June 30, 2012 increased to $49.5 million and $97.4 million from $37.1 million and $72.1 million for the same periods in 2011, respectively, representing increases of $12.4 million and $25.3 million, or 33.5% and 35.1%, respectively. The increases are primarily due to increased operating income in our Affiliate Marketing and Media segments as described above.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At June 30, 2012, our combined cash and cash equivalents balances totaled $88.2 million, of which $47.5 million was denominated in foreign currencies and held by our foreign subsidiaries. A majority of the cash held abroad could be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Net cash provided by operating activities increased to $71.7 million for the six months ended June 30, 2012 compared to $45.6 million in the same period of 2011. The increase in cash provided by operations was primarily due to an increase in operating income in our Media and Affiliate Marketing segments as described above, and an increase in the impact of net working capital changes on cash, principally due to an increase in collections on our accounts receivable in the current year as compared to the same period in the prior year.

Net cash used in investing activities totaled $9.7 million for the six-month period ended June 30, 2012 due primarily to the use of $11.7 million for equipment purchases offset by proceeds from principal payments received on our note receivable of $2.1 million. Cash used in investing activities of $69.2 million in the six-month period ended June 30, 2011 was due to the use of $68.9 million for the acquisition of Greystripe and the use of $5.1 million for equipment purchases, offset by principal payments received on our note receivable of $1.8 million.

Net cash used in financing activities of $89.0 million for the six months ended June 30, 2012 resulted primarily from common stock repurchases of $99.6 million, offset partially by net borrowings under our credit facility of $5.0 million and $3.6 million in proceeds received from shares issued under our employee stock programs. Net cash used in financing activities of $30.8 million for the six months ended June 30, 2011 was primarily related to common stock repurchases of $37.7 million, offset partially by $5.3 million in proceeds received from shares issued under our employee stock programs.
Credit Facility
On August 19, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous line of credit. The Credit Facility originally consisted of a revolving loan commitment of $150.0 million and a term loan of $50.0 million, with an option to increase the total revolving loan commitment to $200.0 million subject to certain conditions. On June 29, 2012, we entered into a Commitment Increase Agreement to increase the total revolving loan commitment under the Credit Facility to $200.0 million. The term loan is payable in quarterly installments of $2.5 million per quarter. The Credit Facility expires on August 19, 2016. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14 to our Condensed Consolidated Financial Statements included herein. The revolving loan commitment provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At June 30, 2012, there was $130.0 million outstanding under the revolving loan commitment, and $42.5 million was outstanding under the term loan.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2011, our board of directors authorized a total of $633.3 million for repurchases under the Program and we repurchased a total of 64.4 million shares of our common stock for approximately $592.5 million. During the three- and six-month periods ended June 30, 2012, our board of directors authorized an additional $100.0 million and $159.2 million, respectively, for repurchases under the Program. During the three- and six-month periods ended June 30, 2012, we repurchased 5.9 million shares for $99.5 million. As of June 30, 2012, up to an additional $100.5 million of our capital may be used to repurchase shares of our outstanding common stock under the Program.

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
Commitments and Contingencies
In March 2012, we entered into a new facility lease in Chicago that will increase our total future minimum lease commitments over the next ten years, beginning in July 2012, by $16.2 million. Other than these items, and borrowings and repayments under our credit agreement, there were no significant changes to our commitments and contingencies during the six-month period ended June 30, 2012.

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
Recently Issued Accounting Standards
In July 2012, the Financial Accounting Standards Board ("FASB") issued amendments to the goodwill and indefinite-lived intangible assets impairment guidance which provides an option for companies to not calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. This standard is effective for interim and annual periods beginning after December 15, 2011 (early adoption is permitted) and requires retrospective application. Also, in December 2011, the FASB indefinitely deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We early adopted the presentation requirement of other comprehensive income for the year ended December 31, 2011. In June 2012, the FASB decided not to reinstate the previously deferred presentation and disclosure requirements for reclassification adjustments from other comprehensive income to net income. As an alternative, the FASB decided to issue a proposal that would require an entity to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on other comprehensive income by component. In addition, an entity would be required to provide a tabular disclosure in the footnotes showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We will continue to monitor the FASB’s activities related to the proposed guidance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facility and cash and cash equivalents. Our exposure to interest rate risk primarily results from changes in one-month LIBOR, which is the benchmark interest rate on borrowings under our credit facility. One-month LIBOR is currently approximately 0.25%. If the one-month LIBOR rate were to increase by 100% to 0.50%, and the entire amount currently outstanding on the revolving portion of our credit facility remained outstanding for a full year, we would experience an annual increase in interest expense of $0.3 million on borrowings under our credit facility. We do not believe that our current investment activities related to our cash and cash equivalents subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian Dollars. The effect of foreign currency exchange rate fluctuations for the three-month period ended June 30, 2012 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $11.2 million, an estimated reduction of income before income taxes of approximately $2.5 million and an estimated reduction of consolidated net assets of approximately $8.7 million. While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of June 30, 2012, we had $74.4 million in total current assets, including $47.5 million in cash and cash equivalents, and $17.0 million in total current liabilities denominated in foreign currencies, predominantly British Pounds, Euros and Swedish Kronor.

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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM), search engine optimization (SEO), organic traffic, email campaigns, and distribution agreements with other website publishers. The current revenue and profitability levels of our Owned & Operated Websites segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-

efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Owned & Operated Websites segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines. In addition, in the fourth quarter of 2011 we began to decrease the amount of traffic that we drive to our destination websites via paid traffic sources (such and search, email and contextual) as these tend to provide a lower relative margin than our other businesses. This decreased reliance on paid traffic sources may have a significant negative impact on the revenue we generate in our Owned & Operated Websites segment in the next twelve months. However, we do not anticipate these changes will have a significant impact on our overall profitability.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors' responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages and natural disasters. We lease data center space in various locations in northern and southern California; Virginia; Stockholm, Sweden; and Shanghai, China. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

A BREACH OF OUR SECURITY SYSTEMS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems or the existence of computer viruses in our data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of such information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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
Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the "Spy Act of 2007") and the New York Attorney General's office has also pursued enforcement actions against companies in this industry. In addition, on December 1, 2010, the FTC issued its long-awaited staff report criticizing industry self-regulatory efforts as too slow and lacking adequate protections for consumers and emphasizing a need for simplified notice, choice and transparency to the consumer of the collection, use and sharing of their data. The FTC suggests various methods and measures, including an implementation of a "Do Not Track" ("DNT") mechanism - likely a persistent setting on consumers' browsers-that consumers can choose whether to allow the tracking of their online searching and browsing activities. As a result of the report, some of the browser makers have been working on their own do-not-track technical solutions, notably Microsoft Internet Explorer, Mozilla Firefox, Apple Safari and Google Chrome. Microsoft's Internet Explorer 9 offers a tracking protection feature that doesn't allow for tracking by allowing Internet users to download tracking protection block lists which consequently block any third-party domain included in such block lists from serving content. In addition, Microsoft's Internet Explorer 10 (“IE10”) is currently scheduled to offer DNT by default. These features of IE9 and IE10, if widely deployed and adopted, may adversely affect our ability to grow our company, maintain our current revenues and profitability, serve and monetize content, and utilize our behavioral targeting platform. Legislatively on the federal and state level, there have been a number of House bills that have been introduced addressing online privacy. These bills, if passed, could hinder growth in the use of the Web generally and adversely affect our business. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. Such measures could decrease the acceptance of the Web as a communications, commercial and advertising medium. We have policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.
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
IF OUR NOTE RECEIVABLE BECOMES UNCOLLECTIBLE, WE WOULD BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.
We sold our Web Clients business on February 1, 2010 in exchange for a note receivable with a fair market value of $32.8 million. The carrying amount of the note receivable at June 30, 2012 is $30.4 million. If this note receivable were to become uncollectible, we would be required to take a charge against earnings for the amount of the note that becomes uncollectible. This may have an adverse impact on our results of operations.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of June 30, 2012, we have $433.9 million and $96.3 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2012.  If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes the Company’s repurchases of common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	—	$—	—	$100.0	million

May 1, 2012 through May 31, 2012	3,482,770	$17.27	3,482,770	$39.9	million

June 1, 2012 through June 30, 2012	2,377,699	$16.59	2,377,699	$100.5	million

Total	5,860,469	$16.99	5,860,469	$100.5	million
____________________

(1)
In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2011, the Company’s board of directors authorized a total of $633.3 million for repurchases under the Program and the Company had repurchased a total of 64.4 million shares of its common stock for approximately $592.5 million. During the three- and six-month periods ended June 30, 2012, the Company's board of directors authorized $100.0 million and $159.2 million, respectively, for additional repurchases under the Program. During the three- and six-month periods ended June 30, 2012, the Company repurchased 5.9 million shares for $99.5 million. As of June 30, 2012, up to an additional $100.5 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

(2)         Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

VALUECLICK, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	August 7, 2012