Form 10-Q
period 2012-09-30
VALUECLICK INC/CA
filed 2012-11-08
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2012 was 75,239,300.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,236	$116,676
Accounts receivable, net	124,387	129,076
Prepaid expenses and other current assets	10,441	8,092
Income taxes receivable	16,105	7,112
Deferred tax assets, current portion	10,124	9,977
Total current assets	281,293	270,933
Note receivable, less current portion	28,188	29,700
Property and equipment, net	28,482	19,952
Goodwill	434,204	437,033
Intangible assets acquired in business combinations, net	88,227	114,007
Deferred tax assets, less current portion	10,265	8,018
Other assets	3,623	1,068
TOTAL ASSETS	$874,282	$880,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$115,684	$123,863
Other current liabilities	5,263	1,753
Borrowings under credit agreement, current portion	10,000	10,000
Total current liabilities	130,947	135,616
Income taxes payable	22,297	22,755
Deferred tax liabilities	1,205	1,447
Borrowings under credit agreement, less current portion	165,000	157,500
Other non-current liabilities	6,598	—
TOTAL LIABILITIES	326,047	317,318

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 75,124,676 and 80,139,493 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	75	80
Additional paid-in capital	532,783	552,608
Accumulated other comprehensive loss	(7,832)	(10,138)
Retained earnings	23,209	20,843
Total stockholders’ equity	548,235	563,393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$874,282	$880,711

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011

Revenue	$160,884	$127,916	$461,301	$353,316
Cost of revenue	63,143	54,399	178,205	152,046
Gross profit	97,741	73,517	283,096	201,270

Operating expenses:
Sales and marketing	21,088	16,534	62,664	42,974
General and administrative	20,177	14,834	59,268	40,346
Technology	16,457	12,592	49,424	33,509
Amortization of intangible assets acquired in business combinations	5,782	4,222	18,427	10,319
Total operating expenses	63,504	48,182	189,783	127,148
Income from operations	34,237	25,335	93,313	74,122
Interest and other income, net	193	2,167	1,919	3,232
Income before income taxes	34,430	27,502	95,232	77,354
Income tax expense (benefit)	13,526	(8,546)	35,429	11,186
Income from continuing operations	20,904	36,048	59,803	66,168
Discontinued operations (Note 5):
Income from discontinued operations	1,646	1,862	4,654	5,585
Gain on sale, net of tax	980	—	980	—
Net income	23,530	37,910	65,437	71,753

Other comprehensive income:
Foreign currency translation	4,701	(6,311)	2,306	(30)
Total comprehensive income	$28,231	$31,599	$67,743	$71,723

Basic income per common share from:
Continuing operations	$0.28	$0.45	$0.77	$0.83
Discontinued operations	$0.03	$0.02	$0.07	$0.07
Net income	$0.31	$0.47	$0.84	$0.90

Diluted income per common share from:
Continuing operations	$0.27	$0.44	$0.75	$0.82
Discontinued operations	$0.03	$0.02	$0.07	$0.07
Net income	$0.31	$0.47	$0.82	$0.89

Weighted-average shares used to calculate net income per common share:
Basic	75,130	80,112	78,052	79,924
Diluted	76,513	81,277	79,640	80,992

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	—	—	80,139,493	$80	$552,608	$(10,138)	$20,843	$563,393
Non-cash, stock-based compensation	—	—	—	—	17,390	—	—	17,390
Shares issued in connection with employee stock programs	—	—	1,435,795	1	6,195	—	—	6,196
Repurchase and retirement of common stock	—	—	(6,450,612)	(6)	(45,740)	—	(63,071)	(108,817)
Tax benefit from employee stock transactions	—	—	—	—	2,330	—	—	2,330
Net income	—	—	—	—	—	—	65,437	65,437
Foreign currency translation	—	—	—	—	—	2,306	—	2,306
Balance at September 30, 2012	—	—	75,124,676	$75	$532,783	$(7,832)	$23,209	$548,235

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-month Period Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$65,437	$71,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,473	23,006
Non-cash, stock-based compensation	17,390	8,246
Provision for doubtful accounts and sales credits	2,687	2,014
Gain on sale of business	(980)	—
Amortization of discount on note receivable	(1,779)	(1,744)
Deferred income taxes	(1,074)	362
Tax benefit from stock-based awards	2,330	1,571
Excess tax benefit from stock-based awards	(2,552)	(1,930)
Changes in operating assets and liabilities, excluding business acquisitions	(10,424)	(38,804)
Net cash provided by operating activities	105,508	64,474

Cash flows from investing activities:
Proceeds from the sales of marketable securities	—	3,000
Purchases of property and equipment	(13,744)	(8,581)
Principal payments received on note receivable	3,099	2,753
Payments for acquisitions, net of cash acquired	(154)	(209,088)
Net cash used in investing activities	(10,799)	(211,916)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement	82,000	145,000
Repayments under credit agreement	(74,500)	—
Repurchases and retirement of common stock	(108,817)	(100,855)
Proceeds from shares issued under employee stock programs	6,196	6,634
Excess tax benefit from stock-based awards	2,552	1,930
Net cash (used in) provided by financing activities	(92,569)	52,709

Effect of exchange rate changes on cash and cash equivalents	1,420	(897)
Net increase (decrease) in cash and cash equivalents	3,560	(95,630)

Cash and cash equivalents, beginning of period	116,676	194,317
Cash and cash equivalents, end of period	$120,236	$98,687

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

On September 30, 2012, the Company sold its self-service paid search offering business, Search123, which was previously included in the Owned & Operated Websites segment. The results of operations of Search123 are reported as discontinued operations for all periods presented. See Note 5 for additional information on this divestiture.

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

The following table sets forth the effects of these revised classifications on affected items within the Company's previously reported Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three-month Period Ended September 30, 2011
	As Previously Reported	Cost Reclassification	Amortization Correction	Discontinued Operations	As Adjusted
Cost of revenue	$45,736	$11,764	$2,197	(5,298)	$54,399
Gross profit	90,252	(11,764)	(2,197)	(2,774)	73,517
Sales and marketing expense	28,578	(11,764)	—	(280)	16,534
Amortization of intangible assets acquired in business combinations	6,419	—	(2,197)	—	4,222

	Nine-month Period Ended September 30, 2011
	As Previously Reported	Cost Reclassification	Amortization Correction	Discontinued Operations	As Adjusted
Cost of revenue	$118,711	$42,275	$7,135	(16,075)	$152,046
Gross profit	258,850	(42,275)	(7,135)	(8,170)	201,270
Sales and marketing expense	85,995	(42,275)	—	(746)	42,974
Amortization of intangible assets acquired in business combinations	17,454	—	(7,135)	—	10,319
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

3.    STOCK-BASED COMPENSATION
 In the three-month periods ended September 30, 2012 and 2011, the Company recognized stock-based compensation of $5.6 million and $3.7 million, respectively. In the nine-month periods ended September 30, 2012 and 2011, the Company recognized stock-based compensation of $17.4 million and $8.2 million, respectively.
The increases in stock-based compensation for the three- and nine-month periods ended September 30, 2012 from the prior year periods were primarily due to assumed equity awards from the Dotomi and Greystripe acquisitions and new equity grants to current employees. The following table summarizes, by statement of comprehensive income line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
Sales and marketing	$1,283	$826	$3,879	$1,645
General and administrative	2,904	2,077	9,150	5,166
Technology	1,369	812	4,361	1,435
Stock-based compensation	5,556	3,715	17,390	8,246
Related income tax benefits	(1,876)	(1,041)	(5,089)	(2,702)
Stock-based compensation, net of tax benefits	$3,680	$2,674	$12,301	$5,544
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
The final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, and the useful lives, in years, assigned to intangible assets, is as follows (in thousands):

Cash		$23,624
Accounts receivable and other assets		12,659
Deferred tax assets		5,856
Property and equipment		4,452
	Useful life
Amortizable intangible assets:
Customer, affiliate and advertiser relationships	5	56,860
Developed technologies and websites	4	19,880
Trademarks, trade names and domain names	5	3,570
Covenants not to compete	1	2,150
Goodwill		206,861
Total assets acquired		335,912
Deferred tax liability		(38,505)
Income taxes payable		(1,393)
Other liabilities assumed		(7,891)
Total		$288,123

The Company does not expect any goodwill from the Dotomi acquisition to be tax deductible.

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

5.    DISCONTINUED OPERATIONS

On September 30, 2012, the Company completed the disposition of Search123, its self-service paid search business operating in Europe. The Company sold Search123 to the former executive in charge of the Company's European operations. The terms of the transaction consist of future contingent payments based upon the performance of the business over the next four years. The estimated fair value of the contingent payments at September 30, 2102 was $3.9 million based on a discounted cash flow model of the forecasted performance of Search123 using Level 3 inputs. The divestiture generated, in the third quarter of 2012, a pre-tax gain of $2.1 million and a $1.0 million gain net of income taxes. The historical results of Search123 are treated as discontinued operations herein.
The following amounts related to Search123 were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
Revenue	$7,069	$8,072	$20,486	$24,245

Income from discontinued operations before income taxes	1,881	2,127	5,319	6,382
Income tax expense	235	265	665	797
Income from discontinued operations, net of tax	$1,646	$1,862	$4,654	$5,585

6.    NOTE RECEIVABLE

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

The following table details the composition of the note receivable at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Note receivable, gross	$35,555	$38,654
Discount	(5,608)	(7,387)
Note receivable, net of discount	29,947	31,267
Less: current portion	(1,759)	(1,567)
Note receivable, less current portion	$28,188	$29,700

The Company classifies the portion of the note receivable due within one year as current assets in the caption Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of September 30, 2012 is classified separately on the Condensed Consolidated Balance Sheets. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of September 30, 2012 and December 31, 2011, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the Interest and other income, net caption in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total interest income related to this note was $1.0 million and $1.1 million for the three-month periods ended September 30, 2012 and 2011, respectively. Total interest income related to this note was $3.2 million and $3.3 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

7.    GOODWILL AND INTANGIBLE ASSETS

In conjunction with the changes in the Company's operating segments as described in Note 1, the Company reassessed its reporting units in the second quarter of 2012 and determined that its Technology business, comprised of its Mediaplex subsidiary, which has no goodwill associated with it, no longer qualified as a reporting unit. As of September 30, 2012, the Company's reporting units consist of the Affiliate Marketing, Dotomi, Media, and Owned & Operated Websites operating segments.

The changes in the carrying amount of goodwill, by reporting unit, for the nine-month period ended September 30, 2012 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
Balance at December 31, 2011	$30,363	207,746	$152,369	$46,555	$437,033
Foreign currency translation adjustments	234	—	100	441	775
Purchase price allocation adjustments	—	(885)	(1,089)	—	(1,974)
Amount allocated to disposition of Search123	—	—	—	(1,630)	(1,630)
Balance at September 30, 2012	$30,597	$206,861	$151,380	$45,366	$434,204

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
September 30, 2012
Goodwill	$30,597	$206,861	$263,380	$255,366	$756,204
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,597	$206,861	$151,380	$45,366	$434,204

December 31, 2011
Goodwill	$30,363	$207,746	$264,369	$256,555	$759,033
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,363	$207,746	$152,369	$46,555	$437,033

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
September 30, 2012
Customer, affiliate and advertiser relationships	$108,117	$(56,066)	$52,051
Trademarks, trade names and domain names	34,181	(23,449)	10,732
Developed technologies and websites	66,111	(40,742)	25,369
Covenants not to compete	1,920	(1,845)	75
Total intangible assets	$210,329	$(122,102)	$88,227

December 31, 2011
Customer, affiliate and advertiser relationships	$107,686	$(42,238)	$65,448
Trademarks, trade names and domain names	33,583	(20,340)	13,243
Developed technologies and websites	66,125	(33,277)	32,848
Covenants not to compete	4,070	(1,602)	2,468
Total intangible assets	$211,464	$(97,457)	$114,007

For the nine-month period ended September 30, 2012, the decrease in the gross intangible assets balance was due to the write-off of fully amortized intangible assets totaling $2.1 million offset partially by increases due to foreign currency translation adjustments of $1.0 million.

The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
Amortization of acquired developed technologies and websites included in consolidated cost of revenue	$2,519	$2,197	$7,504	$7,135
Amortization of acquired intangible assets included in consolidated operating expenses	5,782	4,222	18,427	10,319
Total	$8,301	$6,419	$25,931	$17,454

Estimated intangible asset amortization expense for the remainder of 2012, the succeeding five years and thereafter, is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
Three months ending December 31, 2012	$2,490	$3,993	$6,483
2013	9,340	15,531	24,871
2014	8,471	15,331	23,802
2015	4,759	15,271	20,030
2016	309	9,813	10,122
Thereafter	—	2,919	2,919

8.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $5.4 million at September 30, 2012 and $4.7 million at December 31, 2011. No customers accounted for more than 10% of the accounts receivable balance at September 30, 2012 or December 31, 2011.

9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Computer equipment and purchased software	$54,635	$44,673
Furniture and equipment	6,854	4,924
Leasehold improvements	8,162	3,400
Property and equipment, gross	69,651	52,997
Less: accumulated depreciation and leasehold amortization	(41,169)	(33,045)
Total property and equipment, net	$28,482	$19,952

10.    FAIR VALUE MEASUREMENT

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
As of September 30, 2012 and December 31, 2011, the Company's financial instruments required to be measured at fair value consist of cash equivalents, net accounts receivable, accounts payable and accrued expenses, and debt. The carrying value of the cash equivalents, which consist of money market funds measured using level 1 inputs, net accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value because of their short-term nature. The carrying value of the Company's debt approximates its fair value based on Level 2 inputs, and after consideration of default and credit risk.

11.    COMMITMENTS AND CONTINGENCIES

In March 2012, the Company entered into a new facility lease in Chicago that increased its total future minimum lease commitments over the next ten years, beginning in July 2012, by $16.2 million with payments beginning in July 2013.

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

12.    INCOME TAXES

As of December 31, 2011, the Company had recorded a liability of $16.9 million for unrecognized tax benefits. During the three-month period ended September 30, 2012, the Company’s liability for unrecognized tax benefits increased by $1.0 million as a result of income tax positions taken during the period, and decreased by $1.0 million as a result of expiration of certain statutes of limitations. During the nine-month period ended September 30, 2012, the Company's liability for unrecognized tax benefits increased by $1.7 million as a result of income tax positions taken during the period, decreased by $0.2 million as a result of settlement, and decreased by $1.5 million as a result of expiration of certain statutes of limitations, resulting in a total liability for unrecognized tax benefits at September 30, 2012 of $16.9 million. If recognized in future periods, this liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following September 30, 2012 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.4 million and $0.2 million in gross interest and penalties expense related to unrecognized tax benefits in the three-month periods ended September 30, 2012 and 2011, respectively, offset by a reversal of prior accrued interest of $0.1 million and $2.8 million, respectively, as result of the expiration of certain statutes of limitations. During the nine-month periods ended September 30, 2012 and 2011, the Company recognized $1.0 million in gross interest and penalties, offset by a reversal of prior accrued interest and penalties of $0.5 million and $2.8 million, respectively, as a result of the expiration of certain statutes of limitations. During the three-month periods ended September 30, 2012, and 2011, the Company assumed $0.2 million and $3.4 million, respectively of gross interest and penalties related to acquired unrecognized tax benefits. The Company had an accrual for interest and penalties in the amount of $8.5 million and $7.8 million at September 30, 2012 and December 31, 2011, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2009 through 2011 tax years for federal purposes, 1999 and 2004 through 2011 tax years for various state jurisdictions, and 2004 through 2011 tax years for various foreign jurisdictions. The Company is currently under Internal Revenue Service audit examination for the 2007 tax year, as well as various state and foreign jurisdictions for various tax years.

13.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2011, the Company’s board of directors authorized a total of $633.3 million for repurchases under the Program and the Company had repurchased a total of 64.4 million shares of its common stock for approximately $592.5 million. During the nine-month period ended September 30, 2012, the Company's board of directors authorized $159.2 million for additional repurchases under the Program. During the three- and nine-month periods ended September 30, 2012, the Company repurchased 590,000 shares for $9.2 million and 6.5 million shares for $108.7 million, respectively. As of September 30, 2012, up to an additional $91.3 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

14.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
Net income	$23,530	$37,910	$65,437	$71,753

Weighted-average common shares outstanding - basic	75,130	80,112	78,052	79,924
Dilutive effect of stock options and employee benefit plans	1,383	1,165	1,588	1,068
Number of shares used to compute net income per common share - diluted	76,513	81,277	79,640	80,992

Net income per common share:
Basic	$0.31	$0.47	$0.84	$0.90
Diluted	$0.31	$0.47	$0.82	$0.89
Employee stock-based awards totaling 670,000 shares and 438,000 shares during the three-month periods ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method. For the nine-month periods ended September 30, 2012 and 2011, the number of anti-dilutive shares excluded from the diluted net income per common share computation was 308,000 and 589,000, respectively.

15.    CREDIT AGREEMENT

On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced the Company's previous line of credit. The Credit Facility originally consisted of a revolving loan commitment of $150.0 million and a term loan of $50.0 million, with a Company option to increase the total revolving loan commitment to $200.0 million subject to certain conditions. On June 29, 2012, the Company entered into a Commitment Increase Agreement to increase the total revolving loan commitment under the Credit Facility to $200.0 million. The Credit Facility expires on August 19, 2016. Borrowings under the facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's prime rate, (b) the federal funds rate plus 1.50% and (c) the one month reserve adjusted daily London Interbank Offered Rate ("LIBOR") plus 1.50%, or (ii) LIBOR, in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.25% to 2.00% for LIBOR loans and from 0.25% to 1.00% for Base Rate loans.

Certain of the Company's domestic subsidiaries have guaranteed the obligations of the Company and all future domestic subsidiaries of the Company also are required to guarantee the obligations of the Company under the Credit Facility. The Company's obligations are collateralized by a lien on substantially all of its present and future assets pursuant to a separate security agreement (the "Security Agreement"). In addition, the obligations of each subsidiary guarantor are secured by a lien on substantially all of such subsidiary’s present and future assets pursuant to a separate guaranty agreement (the "Guaranty Agreement"). The subsidiary guarantees and the collateral under the Security Agreement are subject to release upon fulfillment of certain conditions specified in the Credit Facility, Security Agreement and the Guaranty Agreement.

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company used borrowings under the Credit Facility to fund a portion of the Dotomi acquisition described in Note 4 and a portion of the stock repurchases described in Note 13. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.35% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At September 30, 2012, there was $135.0 million outstanding under the revolving loan commitment, and $40.0 million was outstanding under the term loan. The term loan requires payments of $2.5 million per quarter on the last day of each calendar quarter.

Term loan maturities on a calendar year basis are as follows (in thousands):

	Remainder of 2012	2013	2014	2015	2016
Contractual debt obligation maturities	$2,500	$10,000	$10,000	$10,000	$7,500

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million through September 2012 and $125 million thereafter, and minimum unrestricted, unencumbered liquid asset requirements. At September 30, 2012 and December 31, 2011, the Company was in compliance with all of the financial covenants of the Credit Facility.

In conjunction with the term loan borrowing under the Credit Facility, the Company entered into an interest rate swap agreement to limit its exposure to fluctuations in interest rates and fix the interest payments on the term loan. The terms of the swap, including the notional amount, term and amortization schedule, match the critical terms of the term loan. Under the swap agreement, the Company pays a fixed rate of 0.91% and receives one-month LIBOR, which is the benchmark interest rate on the variable rate term loan. The fair value of the swap at September 30, 2012 and December 31, 2011, and its impact on interest expense for the quarter then ended is immaterial to the Company's consolidated financial statements.

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

	Revenue		Segment Income from Operations
	Three-month Period Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Affiliate Marketing	$34,871	$32,525	$20,343	$18,808
Media	96,104	63,062	27,647	16,901
Owned & Operated Websites	29,973	32,388	7,114	6,051
Inter-segment revenue	(64)	(59)	—	—
Total	$160,884	$127,916	$55,104	$41,760

	Revenue		Segment Income from Operations
	Nine-month Period Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Affiliate Marketing	$105,583	$99,615	$62,975	$58,413
Media	267,941	159,295	75,172	42,616
Owned & Operated Websites	88,049	94,716	19,266	17,738
Inter-segment revenue	(272)	(310)	—	—
Total	$461,301	$353,316	$157,413	$118,767

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
Segment income from operations	$55,104	$41,760	$157,413	$118,767
Corporate expenses	(7,010)	(6,291)	(20,779)	(18,945)
Stock-based compensation	(5,556)	(3,715)	(17,390)	(8,246)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,519)	(2,197)	(7,504)	(7,135)
Amortization of acquired intangible assets included in consolidated operating expenses	(5,782)	(4,222)	(18,427)	(10,319)
Consolidated income from operations	$34,237	$25,335	$93,313	$74,122

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media and Owned & Operated Websites segments is as follows for each period (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
Affiliate Marketing	$323	$254	$938	$794
Media	2,372	1,282	6,286	3,179
Owned & Operated Websites	295	405	991	1,232
Corporate	100	74	276	254
Total	$3,090	$2,015	$8,491	$5,459

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
United States	$143,261	$108,778	$405,697	$297,783
United Kingdom	9,070	8,537	28,107	24,778
Other countries	10,138	12,182	32,167	35,223
Inter-regional eliminations	(1,585)	(1,581)	(4,670)	(4,468)
Total	$160,884	$127,916	$461,301	$353,316

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
United States	$30,507	$21,245	$82,765	$62,569
United Kingdom	1,731	1,557	4,965	5,288
Other countries	1,999	2,533	5,583	6,265
Total	$34,237	$25,335	$93,313	$74,122

For the three-month periods ended September 30, 2012 and 2011, one customer, Google, accounted for approximately 12.1% and 16.3%, respectively, of total revenue. For the nine-month periods ended September 30, 2012 and 2011, one customer, Google, accounted for approximately 11.8% and 17.2%, respectively, of total revenue. Revenue from Google is recognized entirely in the Company's Owned & Operated Websites segment.

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

On September 30, 2012, we sold our self-service paid search offering business, Search123, which was previously included in the Owned & Operated Websites segment. We have reported the results of operations of Search123 as discontinued operations for all periods presented. See Note 5 to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q for additional information on this divestiture.

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

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Affiliate Marketing
Revenue	$34,871	$32,525	$105,583	$99,615
Cost of revenue	4,514	4,260	12,890	12,898
Gross profit	30,357	28,265	92,693	86,717
Operating expenses	10,014	9,457	29,718	28,304
Segment income from operations	$20,343	$18,808	$62,975	$58,413

Media
Revenue	$96,104	$63,062	$267,941	$159,295
Cost of revenue	38,735	27,052	106,226	71,534
Gross profit	57,369	36,010	161,715	87,761
Operating expenses	29,722	19,109	86,543	45,145
Segment income from operations	$27,647	$16,901	$75,172	$42,616

Owned & Operated Websites
Revenue	$29,973	$32,388	$88,049	$94,716
Cost of revenue	17,408	20,917	51,711	60,680
Gross profit	12,565	11,471	36,338	34,036
Operating expenses	5,451	5,420	17,072	16,298
Segment income from operations	$7,114	$6,051	$19,266	$17,738

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$55,104	$41,760	$157,413	$118,767
Corporate expenses	(7,010)	(6,291)	(20,779)	(18,945)
Stock-based compensation	(5,556)	(3,715)	(17,390)	(8,246)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,519)	(2,197)	(7,504)	(7,135)
Amortization of intangible assets included in consolidated operating expenses	(5,782)	(4,222)	(18,427)	(10,319)
Consolidated income from operations	$34,237	$25,335	$93,313	$74,122

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$34,871	$32,525	$105,583	$99,615
Media	96,104	63,062	267,941	159,295
Owned & Operated Websites	29,973	32,388	88,049	94,716
Inter-segment eliminations	(64)	(59)	(272)	(310)
Consolidated revenue	$160,884	$127,916	$461,301	$353,316

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO SEPTEMBER 30, 2011

Revenue.   Consolidated revenue for the three-month period ended September 30, 2012 was $160.9 million compared to $127.9 million for the same period in 2011, representing a 25.8% increase, or $33.0 million.

 Affiliate Marketing segment revenue increased to $34.9 million for the three-month period ended September 30, 2012 compared to $32.5 million in the same period in 2011. This increase of $2.3 million, or 7.2%, was attributable to our domestic operations and due to an increase in transaction volumes associated with existing customers and an increase in the number of customers. Domestic affiliate marketing growth was offset by a decrease in our European affiliate marketing business due to a weak macroeconomic environment and the impact of foreign exchange rate changes.

Media segment revenue increased to $96.1 million for the three-month period ended September 30, 2012 compared to $63.1 million for the same period in 2011. The increase of $33.0 million, or 52.4%, in Media segment revenue was attributable to the acquisition of Dotomi, acquired on August 31, 2011 and only included in the Company's consolidated results for one month in the third quarter of 2011, and growth in our mobile and online display businesses, offset partially by a decrease in our European media business due to a weak macroeconomic environment and the impact of foreign exchange rate changes.

Owned & Operated Websites segment revenue decreased to $30.0 million for the three-month period ended September 30, 2012 compared to $32.4 million in the same period in 2011. The decrease of $2.4 million, or 7.5%, was primarily attributable to our efforts to reduce the volume of activity within the Owned & Operated Websites segment that relies on paid traffic and search monetization. Owned & Operated Websites segment revenue is concentrated with one major customer, Google. A loss of, or further reduction of revenue from, this customer could have a significant negative impact on the revenue of this segment and the Company.

Cost of Revenue and Gross Profit.  Cost of revenue includes payments to website publishers, payments to search engines and other partners for driving consumer traffic to our owned and operated websites, certain labor costs that are directly related to revenue-producing activities, Internet access costs, amortization of developed technology and websites acquired in business combinations, and depreciation on revenue-producing technologies.

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

Our consolidated cost of revenue was $63.1 million for the three-month period ended September 30, 2012 compared to $54.4 million for the same period in 2011, an increase of $8.7 million, or 16.1%. Our consolidated gross margin was 60.8% and 57.5% for the three-month periods ended September 30, 2012 and 2011, respectively. Consolidated gross margin increased from the year ago period due to the improved gross margin in our Media and Owned & Operated segments as described below.

Cost of revenue for the Affiliate Marketing segment increased slightly to $4.5 million for the three-month period ended September 30, 2012 compared to $4.3 million for the same period in 2011. Our Affiliate Marketing gross margin remained relatively consistent at 87.1% for the three-month period ended September 30, 2012 compared to 86.9% for the same period in 2011.

Cost of revenue for the Media segment increased $11.7 million, or 43.2%, to $38.7 million for the three-month period ended September 30, 2012 compared to $27.1 million for the same period in 2011. Our Media segment gross margin increased to 59.7% for the three-month period ended September 30, 2012 compared to 57.1% for the same period in 2011 primarily due to the inclusion of Dotomi for the full quarter in the current year period.

Cost of revenue for the Owned & Operated Websites segment decreased $3.5 million to $17.4 million for the three-month period ended September 30, 2012 compared to $20.9 million for the same period in 2011. Our Owned & Operated Websites segment gross margin increased to 41.9% for the three-month period ended September 30, 2012 from 35.4% for the same period in 2011. The increased gross margin is a result of our efforts to decrease the mix of certain paid traffic, which generates lower gross margin than our organic (non-paid) traffic sources.

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

Total sales and marketing expenses for the three-month period ended September 30, 2012 were $21.1 million compared to $16.5 million for the same period in 2011, an increase of $4.6 million, or 27.5%. The increase was primarily due to the acquisition of Dotomi, including the associated higher stock-based compensation as described below, and increases in salaries and wages as a result of increased headcount in our sales and marketing organizations. Our sales and marketing expenses as a percentage of revenue remained relatively consistent at 13.1% for the three-month period ended September 30, 2012 compared to 12.9% for the same period in 2011.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $20.2 million for the three-month period ended September 30, 2012 compared to $14.8 million for the same period in 2011, an increase of $5.3 million. The increase was primarily due to the acquisition of Dotomi, including the associated higher stock-based compensation as described below. As a percentage of revenue, general and administrative expenses increased to 12.5% for the three-month period ended September 30, 2012 compared to 11.6% for the year-ago period due to higher stock-based compensation.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended September 30, 2012 were $16.5 million, or 10.2% of revenue, compared to $12.6 million, or 9.8% of revenue, for the same period in 2011, an increase of $3.9 million, or 30.7%. The increase in technology expenses was primarily due to the inclusion of Dotomi, including the associated higher stock-based compensation as described below.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended September 30, 2012 increased 8.2%, or $1.5 million, to $20.3 million, from $18.8 million in the same period of the prior year, and represented 58.3% and 57.8% of Affiliate Marketing segment revenue for the three-month periods ended September 30, 2012 and 2011, respectively.

 Media segment income from operations for the three-month period ended September 30, 2012 increased 63.6%, or $10.7 million, to $27.6 million, from $16.9 million in the same period of the prior year, and represented 28.8% and 26.8% of Media segment revenue in these respective periods. Media segment operating margin increased from the prior year primarily due to the inclusion of Dotomi for the full quarter in the current year period.

Owned & Operated Websites segment income from operations for the three-month period ended September 30, 2012 increased to $7.1 million from $6.1 million in the same period of the prior year. The operating margin for this segment increased to 23.7% in the current period compared to 18.7% in the year ago period. The increase in income from operations and operating margin were due to the higher gross margin as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended September 30, 2012 increased to $5.6 million compared to $3.7 million for the same period in 2011. The increase in stock-based compensation is primarily due to unvested stock awards assumed in connection with the acquisition of Dotomi. We currently anticipate stock-based compensation to be approximately $22 million for the year ending December 31, 2012. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

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

Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the three-month period ended September 30, 2012, was $2.5 million compared to $2.2 million in the year ago period. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, increased to $5.8 million for the three-month period ended September 30, 2012 compared to $4.2 million for the same period in 2011. The increases in amortization of intangible assets are due to the acquisition of Dotomi. We currently anticipate total amortization expense of approximately $32.4 million for the year ending December 31, 2012.

Interest and Other Income, Net. Interest and other income, net decreased to $0.2 million for the three-month period ended September 30, 2012 compared to $2.2 million for the same period in 2011, a decrease of $2.0 million. The decrease was primarily due to foreign currency exchange gains recognized in the year ago period and higher interest expense on our outstanding debt in the current year, primarily due to a full quarter of outstanding debt in the current year versus only one month of outstanding debt in the year ago period.

 Income Tax Expense. For the three-month period ended September 30, 2012, we recorded income tax expense of $13.5 million compared to tax benefit of $8.5 million for the same period in 2011. The Company generated income before taxes of $34.4 million and $27.5 million for the three-month periods ended September 30, 2012 and 2011, respectively. The tax impact of a $1.0 million reversal of a contingency reserve associated with the expiration of certain statutes of limitations during the three-month period ended September 30, 2012 compared to a $19.0 million reversal of a contingency reserve associated with the expiration of certain statutes of limitations during the same period of the prior year, resulted in the tax expense recognized for the three-month period ended September 30, 2012 as compared to the tax benefit recognized for the same period of the prior year. We currently anticipate an effective income tax rate for the year ending December 31, 2012 of approximately 39%.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO SEPTEMBER 30, 2011

Revenue.   Consolidated revenue for the nine-month period ended September 30, 2012 was $461.3 million compared to $353.3 million for the same period in 2011, representing a 30.6% increase, or $108.0 million.

Affiliate Marketing segment revenue increased to $105.6 million for the nine-month period ended September 30, 2012 compared to $99.6 million in the same period in 2011. This increase of $6.0 million, or 6.0%, was attributable to our domestic operations and due to an increase in transaction volumes associated with existing customers and an increase in the number of customers. Domestic affiliate marketing growth was offset by a decrease in our European affiliate marketing business due to a weak macroeconomic environment and the impact of foreign exchange rate changes.

Media segment revenue increased to $267.9 million for the nine-month period ended September 30, 2012 compared to $159.3 million for the same period in 2011. The increase of $108.6 million, or 68.2%, in Media segment revenue is attributable to the acquisitions of Dotomi and Greystripe during 2011 and organic growth in our domestic display and ad serving businesses. Domestic Media segment growth was offset by a decrease in our European business due to a weak macroeconomic environment and the impact of foreign exchange rate changes.

Owned & Operated Websites segment revenue decreased to $88.0 million for the nine-month period ended September 30, 2012 compared to $94.7 million in the same period in 2011. The decrease of $6.7 million, or 7.0%, was primarily attributable to our efforts to reduce the volume of activity within the Owned & Operated Websites segment that relies on paid traffic and search monetization.

Cost of Revenue and Gross Profit.  Our consolidated cost of revenue was $178.2 million for the nine-month period ended September 30, 2012 compared to $152.0 million for the same period in 2011, an increase of $26.2 million, or 17.2%. Our consolidated gross margin was 61.4% and 57.0% for the nine-month periods ended September 30, 2012 and 2011, respectively.

Cost of revenue for the Affiliate Marketing segment was $12.9 million for the nine-month periods ended September 30, 2012 and 2011. Our Affiliate Marketing gross margin remained relatively consistent at 87.8% for the second quarter of 2012 compared to 87.1% for the same period in 2011.

Cost of revenue for the Media segment increased $34.7 million, or 48.5%, to $106.2 million for the nine-month period ended September 30, 2012 compared to $71.5 million for the same period in 2011. Our Media segment gross margin increased to 60.4% for the nine-month period ended September 30, 2012 compared to 55.1% for the same period in 2011 primarily due to the inclusion of Dotomi for the entirety of 2012 as compared to only one month in the year ago period.

Cost of revenue for the Owned & Operated Websites segment decreased $9.0 million to $51.7 million for the nine-month period ended September 30, 2012 compared to $60.7 million for the same period in 2011. Our Owned & Operated Websites segment gross margin increased to 41.3% for the nine-month period ended September 30, 2012 compared to 35.9% for the same period in 2011 due our efforts to decrease the mix of certain paid traffic which generates lower gross margin than our organic (non-paid) traffic sources.

Operating Expenses:

Sales and Marketing.  Total sales and marketing expenses for the nine-month period ended September 30, 2012 were $62.7 million compared to $43.0 million for the same period in 2011, an increase of $19.7 million, or 45.8%. The increase was primarily due to the acquisitions of Dotomi and Greystripe, including the associated higher stock-based compensation as described below, and increases in salaries and wages as a result of increased headcount in our sales and marketing organizations. Our sales and marketing expenses as a percentage of revenue increased to 13.6% for the nine-month period ended September 30, 2012 compared to 12.2% for the same period in 2011.

General and Administrative.   General and administrative expenses increased to $59.3 million, or 12.8% of revenue, for the nine-month period ended September 30, 2012 compared to $40.3 million, or 11.4% of revenue, for the same period in 2011, an increase of $18.9 million, or 46.9%. The increase was primarily due to the acquisitions of Dotomi and Greystripe, including the associated higher stock-based compensation as described below.

Technology.   Technology expenses for the nine-month period ended September 30, 2012 were $49.4 million, or 10.7% of revenue, compared to $33.5 million, or 9.5% of revenue, for the same period in 2011, an increase of $15.9 million, or 47.5%. The increase in technology expenses was primarily due to the acquisitions of the Dotomi and Greystripe, including the associated higher stock-based compensation as described below.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2012 increased 7.8%, or $4.6 million, to $63.0 million, from $58.4 million in the same period of the prior year, and represented 59.6% and 58.6% of Affiliate Marketing segment revenue in these respective periods.

 Media segment income from operations for the nine-month period ended September 30, 2012 increased 76.4%, or $32.6 million, to $75.2 million from $42.6 million in the same period of the prior year, and represented 28.1% and 26.8% of Media segment revenue in these respective periods.

Owned & Operated Websites segment income from operations for the nine-month period ended September 30, 2012 increased to $19.3 million from $17.7 million in the same period of the prior year, an increase of $1.5 million, or 8.6%. The operating margin for this segment increased to 21.9% compared to 18.7% in the prior year period due to the lower mix of paid traffic as described above.

Stock-Based Compensation.   Stock-based compensation for the nine-month period ended September 30, 2012 increased to $17.4 million compared to $8.2 million for the same period in 2011. The increase in stock-based compensation is primarily due to stock awards assumed in connection with the acquisitions of Dotomi and Greystripe.

Amortization of Intangible Assets.   Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the nine-month period ended September 30, 2012, was $7.5 million compared to $7.1 million in the year ago period. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, increased to $18.4 million for the nine-month period ended September 30, 2012 compared to $10.3 million for the same period in 2011. The increases in amortization of intangible assets are due to the acquisitions of Dotomi and Greystripe.

Interest and Other Income, Net. Interest and other income, net decreased to $1.9 million for the nine-month period ended September 30, 2012 compared to $3.2 million for the same period in 2011. Interest and other income, net was lower in the current year primarily due to higher interest expense on our outstanding debt, which was outstanding for a full nine months in the current year compared to one month in the prior year.

Income Tax Expense. For the nine-month periods ended September 30, 2012 and 2011, we recorded income tax expense of $35.4 million and $11.2 million on pre-tax income of $95.2 million and $77.4 million, respectively. The increase in the effective income tax rate for the nine-month period ended September 30, 2012 to 37.2% from 14.5% in the same period of the prior year was primarily due to the impact of the $19.0 million reversal of a contingency reserve associated with the expiration of certain statutes of limitations during the nine-month period ended September 30, 2011.

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

The following is a reconciliation of net income to Adjusted‑EBITDA for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011

Net income	$20,904	$36,048	$59,803	$66,168
Interest and other income, net	(193)	(2,167)	(1,919)	(3,232)
Income tax expense	13,526	(8,546)	35,429	11,186
Amortization of acquired developed technology and websites included in cost of revenue	2,519	2,197	7,504	7,135
Amortization of acquired intangible assets included in operating expenses	5,782	4,222	18,427	10,319
Depreciation and leasehold amortization	3,090	2,015	8,491	5,459
Stock-based compensation	5,556	3,715	17,390	8,246
Acquisition-related costs	—	412	—	412
Adjusted-EBITDA	$51,184	$37,896	$145,125	$105,693

Adjusted-EBITDA for the three- and nine-month periods ended September 30, 2012 increased to $51.2 million and $145.1 million from $37.9 million and $105.7 million for the same periods in 2011, respectively, representing increases of $13.3 million and $39.4 million, or 35.1% and 37.3%, respectively. The increases are primarily due to increased operating income in all of our segment as described above.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At September 30, 2012, our combined cash and cash equivalents balances totaled $120.2 million, of which $78.3 million was denominated in foreign currencies and held by our foreign subsidiaries. A majority of the cash held abroad could be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Net cash provided by operating activities increased to $105.5 million for the nine months ended September 30, 2012 compared to $64.5 million in the same period of 2011. The increase in cash provided by operations was due primarily to the increased operating income in all of our segments as described above, and the impact of positive net working capital changes on cash, principally due to an increase in collections on our accounts receivable in the current year as compared to the same period in the prior year.

Net cash used in investing activities totaled $10.8 million for the nine-month period ended September 30, 2012 due primarily to the use of $13.7 million for property and equipment purchases offset by proceeds from principal payments received on our note receivable of $3.1 million. Cash used in investing activities of $211.9 million in the nine-month period ended September 30, 2011 was due to the use of $209.1 million for the acquisitions of Greystripe and Dotomi and the use of

$8.6 million for equipment purchases, offset partially by proceeds from the sale of marketable securities of $3.0 million and principal payments received on our note receivable of $2.8 million.

Net cash used in financing activities of $92.6 million for the nine months ended September 30, 2012 resulted primarily from common stock repurchases of $108.8 million, offset partially by net borrowings under our credit facility of $7.5 million and $6.2 million in proceeds received from shares issued under our employee stock programs. Net cash provided by financing activities of $52.7 million for the nine months ended September 30, 2011 was due to borrowings under our credit facility of $145.0 million and proceeds received from shares issued under our employee stock programs of $6.6 million, offset partially by common stock repurchases of $100.9 million.
Credit Facility
On August 19, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous line of credit. The Credit Facility originally consisted of a revolving loan commitment of $150.0 million and a term loan of $50.0 million, with an option to increase the total revolving loan commitment to $200.0 million subject to certain conditions. On June 29, 2012, we entered into a Commitment Increase Agreement to increase the total revolving loan commitment under the Credit Facility to $200.0 million. The term loan is payable in quarterly installments of $2.5 million per quarter. The Credit Facility expires on August 19, 2016. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 15 to our Condensed Consolidated Financial Statements included herein. The revolving loan commitment provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At September 30, 2012, there was $135.0 million outstanding under the revolving loan commitment, and $40.0 million was outstanding under the term loan.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2011, our board of directors authorized a total of $633.3 million for repurchases under the Program and we repurchased a total of 64.4 million shares of our common stock for approximately $592.5 million. During the nine-month period ended September 30, 2012, our board of directors authorized an additional $159.2 million for repurchases under the Program. During the three- and nine-month periods ended September 30, 2012, we repurchased 590,000 shares for $9.2 million and 6.5 million shares for $108.7 million, respectively. As of September 30, 2012, up to an additional $91.3 million of our capital may be used to repurchase shares of our outstanding common stock under the Program.

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
Commitments and Contingencies
In March 2012, we entered into a new facility lease in Chicago that will increase our total future minimum lease commitments over the next ten years, beginning in July 2012, by $16.2 million. Other than these items, and borrowings and repayments under our credit agreement, there were no significant changes to our commitments and contingencies during the nine-month period ended September 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facility and cash and cash equivalents. Our exposure to interest rate risk primarily results from changes in the one-month London Interbank Offered Rate ("LIBOR"), which is the benchmark interest rate for borrowings under our credit facility. One-month LIBOR is currently approximately 0.20%. If the one-month LIBOR rate were to increase by 100% to 0.40%, and the entire amount currently outstanding on the revolving portion of our credit facility remained outstanding for a full year, we would experience an annual increase in interest expense of $0.3 million on borrowings under our credit facility. We do not believe that our current investment activities related to our cash and cash equivalents subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian Dollars. The effect of foreign currency exchange rate fluctuations for the three-month period ended September 30, 2012 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $8.4 million, an estimated reduction of income before income taxes of approximately $1.7 million and an estimated reduction of consolidated net assets of approximately $11.8 million. While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of September 30, 2012, we had $109.1 million in total current assets, including $78.3 million in cash and cash equivalents, and $19.7 million in total current liabilities denominated in foreign currencies, predominantly British Pounds, Euros and Swedish Kronor.

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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OUR OWNED & OPERATED WEBSITES SEGMENT REVENUE IS SUBJECT TO CUSTOMER CONCENTRATION RISKS. THE LOSS OF THIS CUSTOMER COULD SIGNIFICANTLY AND NEGATIVELY IMPACT THE REVENUE AND PROFITABILITY LEVELS OF THIS SEGMENT.

Our Owned & Operated Websites business generates revenue through a combination of: sponsored search listings placed on our destination websites, merchant relationships, affiliate marketing networks and display advertising. The largest component of revenue in our Owned & Operated Websites segment is generated via sponsored search listings from Google. Factors that could cause this relationship to cease or become significantly reduced in scale include, but are not limited to: the non-renewal of our distribution agreement; the determination by Google that consumer traffic received from us does not meet their quality standards (in other words, the traffic is not converting at appropriate rates); and changes in the competitive environment, such as industry consolidation. If our relationship with Google were to cease or become significantly reduced in scale, the revenue and profitability levels of our Owned & Operated Websites segment could be significantly and negatively impacted.

CHANGES IN HOW WE GENERATE ONLINE CONSUMER TRAFFIC FOR OUR DESTINATION WEBSITES COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR GROW THE REVENUE AND PROFITABILITY LEVELS OF OUR OWNED & OPERATED WEBSITES SEGMENT.

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM), search engine optimization (SEO), organic traffic, email campaigns, in-text ad networks and distribution agreements with other website publishers. The current revenue and profitability levels of our Owned & Operated Websites segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Owned & Operated Websites segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines. In addition, in the fourth quarter of 2011 we began to decrease the amount of traffic that we drive to our destination websites via certain paid traffic sources as these tend to provide a lower relative margin than other traffic sources within our Owned & Operated Websites segment. This decrease in paid traffic has had a negative impact on the revenue we generated in our Owned & Operated Websites segment in 2012 as compared to 2011 . However, these changes did not have a significant impact on our overall profitability.

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

Our success depends in large part on our proprietary technologies. In addition, we believe that our trademarks are key to identifying and differentiating our products and services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer.

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
Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the "Spy Act of 2007") and the New York Attorney General's office has also pursued enforcement actions against companies in this industry. In addition, on December 1, 2010, the FTC issued its long-awaited staff report criticizing industry self-regulatory efforts as too slow and lacking adequate protections for consumers and emphasizing a need for simplified notice, choice and transparency to the consumer of the collection, use and sharing of their data. The FTC suggests various methods and measures, including an implementation of a "Do Not Track" ("DNT") mechanism - likely a persistent setting on consumers' browsers-that consumers can choose whether to allow the tracking of their online searching and browsing activities. As a result of the report, some of the browser makers have been working on their own do-not-track technical solutions, notably Microsoft Internet Explorer, Mozilla Firefox, Apple Safari and Google Chrome. Microsoft's Internet Explorer 9 ("IE9") offers a tracking protection feature that doesn't allow for tracking by allowing Internet users to download tracking protection block lists which consequently block any third-party domain included in such block lists from serving content. In addition, Microsoft's Internet Explorer 10 (“IE10”) is currently scheduled to offer DNT by default. These features of IE9 and IE10, if widely deployed and adopted, may adversely affect our ability to grow our company, maintain our current revenues and profitability, serve and monetize content, and utilize our behavioral targeting platform. Legislatively on the federal and state level, there have been a number of House bills that have been introduced addressing online privacy. These bills, if passed, could hinder growth in the use of the Web generally and adversely affect our business. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. Such measures could decrease the acceptance of the Web as a communications, commercial and advertising medium. We have policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.
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

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY.

Our common stock has been publicly traded since March 30, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology and Internet-based companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We were involved in this type of litigation, which arose shortly after our stock price dropped significantly during the third quarter of 2007. Litigation of this type is often expensive and diverts management's attention and resources.

SEVERAL STATES HAVE IMPLEMENTED OR PROPOSED REGULATIONS THAT IMPOSE SALES TAX ON CERTAIN E-COMMERCE TRANSACTIONS INVOLVING THE USE OF AFFILIATE MARKETING PROGRAMS.

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher that facilitated that sale is a New York-based entity. In early 2011 and mid-2011, the states of Illinois and California, respectively, also passed similar regulations. In addition, several other states have proposed similar regulations, although many of the regulations proposed by these other states have not passed. The New York and Illinois sales tax requirements have not had a material impact on our Affiliate Marketing segment results of operations. The California regulation was subsequently delayed until September 15, 2012, but was in effect for the majority of the quarter ended September 30, 2011. During such time, we estimate that the California regulation had a negative impact of approximately 2% on the revenue generated by our Affiliate Marketing segment. We are unable to determine the impact if additional states adopt similar requirements.
IF OUR NOTE RECEIVABLE BECOMES UNCOLLECTIBLE, WE WOULD BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.
We sold our Web Clients business on February 1, 2010 in exchange for a note receivable with a fair market value of $32.8 million. The carrying amount of the note receivable at September 30, 2012 is $29.9 million. If this note receivable were to become uncollectible, we would be required to take a charge against earnings for the amount of the note that becomes uncollectible. This may have an adverse impact on our results of operations.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of September 30, 2012, we have $434.2 million and $88.2 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2012.  If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes our repurchases of common stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	20,200	$16.39	20,200	$100.2	million

August 1, 2012 through August 31, 2012	468,502	$15.57	468,502	$92.9	million

September 1, 2012 through September 30, 2012	101,441	$16.01	101,441	$91.3	million

Total	590,143	$15.67	590,143	$91.3	million
____________________

(1)
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2011, our board of directors authorized a total of $633.3 million for repurchases under the Program and we repurchased a total of 64.4 million shares of our common stock for approximately $592.5 million. During the nine-month period ended September 30, 2012, our board of directors authorized $159.2 million for additional repurchases under the Program. During the three- and nine-month periods ended September 30, 2012, we repurchased 590,000 shares for $9.2 million and 6.5 million shares for $108.7 million, respectively. As of September 30, 2012, up to an additional $91.3 million of our capital may be used to repurchase shares of our outstanding common stock under the Program.

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

(2)         Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

VALUECLICK, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	November 7, 2012