Form 10-K
period 2012-12-31
VALUECLICK INC/CA
filed 2013-02-27
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: NONE.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 29, 2012, which was the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $1,157,219,130 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Global Select Market as of that date). As of February 22, 2013, there were 75,722,172 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2013 Annual Meeting of the Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2012, are incorporated by reference in Part III hereof.

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

In periods prior to the second quarter of 2012, we derived our revenue from four business segments: Affiliate Marketing, Media, Owned & Operated Websites, and Technology. With the continued evolution of our products and services and changes to our internal reporting structure, we reassessed our operating and reportable segments in the second quarter of 2012 and determined that our Mediaplex business, which previously comprised the Technology segment, no longer met the definition of an operating segment. As such, our Mediaplex business is now included in the Media operating segment. With this change, we now operate in three business segments: Affiliate Marketing, Media and Owned & Operated Websites, which are described in more detail below. All prior period segment information herein has been recast to conform to this presentation. For information regarding the operating performance and total assets of these segments, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 17 to our December 31, 2012 consolidated financial statements included herein.
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
MEDIA SEGMENT
ValueClick's Media segment provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and on mobile devices. With the inclusion of our Mediaplex business beginning in the second quarter of 2012 as discussed above, the Media segment also offers technology infrastructure tools and consultative services that enable marketers to implement and manage their online marketing programs across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. Mediaplex is also beginning to offer traditional media services in addition to its prior role as a technology provider.
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
With over 13,900 active online publisher sites in the U.S. and approximately 18,500 worldwide, our display advertising network reached 176 million unique visitors, or 80% of the U.S. internet audience in December 2012, according to data published by comScore, Inc.
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
The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan, South Korea and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using our proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on our destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Investopedia.com website provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and our other vertical content websites offer consumers information and reference material across a variety of topics. Our services in these areas are free for consumers, and we generate revenue in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on our websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on our websites.
Owned & Operated Websites Segment Divestiture
Our Owned & Operated Websites Segment previously included Search123, ValueClick's self-service paid search offering that operated primarily in Europe. Search123 was divested in September 2012. This divestiture is discussed more fully in Note 4 to our consolidated financial statements contained in this annual report.
INTERNATIONAL OPERATIONS
We currently conduct international operations through wholly-owned subsidiaries throughout Europe, and in Canada, China, South Korea, Japan, and South Africa.
In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of ValueClick, Inc., based in the United Kingdom. Since then we have expanded in Europe, Asia and Africa by opening wholly-owned subsidiaries in Paris, France; Munich, Germany; Madrid, Spain; Dublin, Ireland; Hong Kong, China; and Durban, South Africa. In 2004, we acquired Pricerunner, which has operations in Sweden, the United Kingdom, Germany, France, and Denmark. In 2007, we acquired MeziMedia, which has operations in the United States, China, Japan, and South Korea. In August 2010, we acquired Investopedia, which has operations in Canada. Employees in our international subsidiaries totaled 451 as of December 31, 2012. For additional information regarding our international operations, see Note 17 to our consolidated financial statements contained in this annual report on Form 10-K.
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
Customers
We sell our products and services to a variety of advertisers, advertising agencies and traffic distribution partners. Our Media and Affiliate Marketing segment revenues are generated from thousands of customers, and there are no significant customer concentrations in these segments. Our Owned & Operated Websites segment has a significant customer that comprises a large portion of its revenue. A loss of, or reduction of revenue from, this significant customer could have a significant negative impact on the revenue of this segment.
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
CORPORATE HISTORY AND RECENT ACQUISITIONS
We commenced operations in 1998 and completed our initial public offering of common stock on March 30, 2000. Our common stock is publicly traded and is reported on the NASDAQ Global Select Market under the symbol "VCLK." We have acquired 17 companies (five of which were subsequently divested) since our inception, including the following three acquisitions in the past three years.
Dotomi, Inc. On August 31, 2011, we completed the acquisition of Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers. Dotomi's offering enables advertisers to re-market to their existing customers through customized display ad campaigns. Dotomi's end-to-end solution manages the campaign strategy, creative development, media buys and campaign optimization, and campaign analytics. Under the terms of the agreement, we acquired all outstanding equity interests in Dotomi for total consideration of $288.1 million, consisting of cash consideration of $171.8 million, 7.1 million shares of our stock valued at $109.4 million, and the assumption of approximately 0.5 million shares of fully vested stock options valued at $6.9 million. Dotomi provided us with a unique set of data-driven targeting capabilities combined with expertise in brand strategy and creative development.
Greystripe, Inc. On April 21, 2011, we completed the acquisition of Greystripe, Inc. ("Greystripe"), a brand-focused mobile advertising network with expertise in ads delivered on smartphone applications. Under the terms of the agreement, we acquired all outstanding equity interests in Greystripe for cash consideration of $70.6 million. Greystripe provided us with immediate scale in the U.S. mobile advertising market.
Investopedia.com. On August 3, 2010, we completed the acquisition of Investopedia.com ("Investopedia"), a leading financial information and investing education website. Under the terms of the agreement, we acquired the assets and assumed certain liabilities of Investopedia for an aggregate purchase price of $41.7 million. Investopedia provides consumers with a library of financial terms, articles, tutorials, and investing education tools.
PRIVACY
We use anonymous and non-personally identifiable information, in accordance with our privacy policies, for purposes that include, without limitation, tailoring advertisements and website content to a Web user's interests. We use "cookies," along with other technologies, as set forth in our privacy policies, for purposes that include, without limitation, improving the experience Web users have when they see Web advertisements, advertising campaign reporting, and website reporting. In certain limited cases, we may collect personally identifiable information on a permitted basis. We store this personally identifiable data securely and do not use the data without the permission of the Web user.
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

EMPLOYEES
As of December 31, 2012, we had 1,111 employees in the U.S. and 451 employees in our international locations. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.
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
CODE OF ETHICS AND BUSINESS CONDUCT
We have adopted a Code of Ethics and Business Conduct (the "Code") for our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.valueclick.com under the heading "Corporate Governance" in the Investor Relations section. Among other things, the Code addresses such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior.
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

OUR PROFITABILITY MAY NOT REMAIN AT CURRENT LEVELS.

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

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM), search engine optimization (SEO), organic traffic, email campaigns, in-text ad networks and distribution agreements with other website publishers. The current revenue and profitability levels of our Owned & Operated Websites segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Owned & Operated Websites segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines. In addition, in the fourth quarter of 2011 we began to decrease the amount of traffic that we drive to our destination websites via certain paid traffic sources as these tend to provide a lower relative margin than other traffic sources within our Owned & Operated Websites segment. This decrease in paid traffic has had a negative impact on the revenue we generated in our Owned & Operated Websites segment in 2012 as compared to 2011. However, these changes did not have a significant impact on our overall profitability.

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

Our success depends in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills, management expertise or key business relationships. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of our company, which may result in disruption of operations, loss of key business relationships, information, expertise or know-how, unanticipated additional recruitment and training costs, and diminished anticipated benefits of acquisitions, including loss of revenue and profitability.

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

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999; France and Germany in 2000; Sweden in 2004; Japan and China in 2007; Spain and Ireland in 2008; South Korea, South Africa and Canada in 2010; and Denmark in 2012. Our international expansion and the integration of international operations present unique challenges and risks to our company, and require management attention. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, content requirements, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our continued international expansion also subjects us to additional foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

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

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher that facilitated that sale is a New York-based entity. In early 2011 and mid-2011, the states of Illinois and California, respectively, also passed similar regulations. In addition, several other states have proposed similar regulations, although many of the regulations proposed by these other states have not passed. The New York and Illinois sales tax requirements have not had a material impact on our Affiliate Marketing segment results of operations. The California regulation was adopted on September 15, 2012. Since its inception, the California regulation has not had a material impact on the revenue generated by our Affiliate Marketing segment. We are unable to determine the impact if additional states adopt similar requirements.
IF OUR NOTE RECEIVABLE BECOMES UNCOLLECTIBLE, WE WOULD BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.
As more fully described in Note 4 to our consolidated financial statements, we sold our Web Clients business on February 1, 2010 in exchange for a note receivable with a fair market value of $32.8 million. The carrying amount of the note receivable at December 31, 2012 is $29.4 million. If this note receivable were to become uncollectible, we would be required to take a charge against earnings for the amount of the note that becomes uncollectible. This may have an adverse impact on our results of operations.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of December 31, 2012, we have $434.5 million and $81.8 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2013.  If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

As more fully described in Note 9 to our consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate, as well as in jurisdictions in which we do not operate but may have tax nexus given the complexities associated with various state tax regulations. We may be challenged by the taxing authorities in these various jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition. In addition, if income tax regulations in the United States were to change such that we were no longer able to defer taxation of our international income, our income tax expense and financial position would be adversely impacted.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND OUR BUSINESS MAY BE HARMED AND OUR STOCK PRICE MAY BE ADVERSELY IMPACTED.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. We determined that our internal control over financial reporting was effective as of December 31, 2012. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2012, we leased facilities at the following locations (including square-feet):

•	Westlake Village, California (41,500 square-feet)

•	San Francisco, California (31,700 square-feet)

•	Santa Barbara, California (28,350 square-feet)

•	Chicago, Illinois (80,050 square-feet)

•	Shanghai, China (23,300 square-feet)

•	New York, New York (17,700 square-feet)

•	Westborough, Massachusetts (15,800 square-feet)

•	Edmonton, Alberta, Canada (11,700 square-feet)

•	London, England (10,900 square-feet)

•	Los Angeles, California (9,000 square-feet)
We also lease small office space and facilities in: Monrovia, California; Redwood City, California; Atlanta, Georgia; Minneapolis, Minnesota; Toronto, Canada; Paris, France; Munich, Germany; Dublin, Ireland; Madrid, Spain; Stockholm, Sweden; Durban, South Africa; Seoul, Korea; Hong Kong, China; and, Tokyo, Japan. In addition, we use third-party co-location facilities that house our Web servers in: Sunnyvale, California; San Jose, California; El Segundo, California; Santa Clara, California; Ashburn, Virginia; Oak Brook, Illinois; Stockholm, Sweden; and Shanghai, China. For additional information regarding our obligations under leases, see Note 16 to our consolidated financial statements included in this annual report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patent or other intellectual property rights. We are not currently a party to any material legal proceedings nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has traded on the NASDAQ Global Select Market (including its predecessor markets) under the symbol "VCLK" since our initial public offering on March 30, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. On February 22, 2013, the last sale price of our common stock reported by the NASDAQ Global Select Market was $27.52 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2012:
Fourth Quarter	$19.81	$16.48
Third Quarter	$17.55	$15.31
Second Quarter	$21.60	$14.10
First Quarter	$21.29	$16.20

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2011:
Fourth Quarter	$18.34	$14.76
Third Quarter	$19.20	$13.35
Second Quarter	$19.73	$14.30
First Quarter	$17.20	$13.65
Stockholders
As of December 31, 2012, there were 483 stockholders of record who held shares of our common stock.

Dividend Policy
We have not declared or paid any cash dividends on our capital stock since our inception, and we have no immediate plans to begin paying a cash dividend.

Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return of $100 invested in our common stock on December 31, 2007 through December 31, 2012 relative to the cumulative total return of $100 invested in the NASDAQ Composite Index and the RDG Internet Composite Index calculated similarly for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ValueClick, Inc., the NASDAQ Composite Index, and the RDG Internet Composite Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
ValueClick, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities
The table below summarized our common stock repurchases during the three months ended December 31, 2012 (dollar amounts, except per share data, are in millions).

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	100	$16.02	100	$91.3
November 1, 2012 through November 30, 2012	112,976	17.49	112,976	89.3
December 1, 2012 through December 31, 2012	—	—	—	89.3
Total	113,076	$17.49	113,076	$89.3

(1)
In September 2001, our board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2011, our board of directors authorized a total of $633.3 million for repurchases under the Program and we repurchased a total of 64.4 million shares of our common stock for approximately $592.5 million. In 2012, our board of directors authorized an additional $159.2 million for repurchases under the Program. During the year ended December 31, 2012, we repurchased 6.6 million shares for $110.7 million, leaving up to an additional $89.3 million of our capital to be used to repurchase shares of our outstanding common stock under the Program as of December 31, 2012. Repurchases have been funded from available working capital and borrowings under our credit facility, and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time that management or our board of directors determines additional repurchases are not warranted. The amounts authorized by our board of directors exclude broker commissions.

(2)	Includes commissions paid.
ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below with respect to our consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010 and with respect to our consolidated balance sheets as of December 31, 2012 and 2011 have been derived from the audited consolidated financial statements of ValueClick which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our consolidated financial statements not included herein, and as recast for discontinued operations and the reclassification of certain costs and expenses as described more fully in Note 1 to our consolidated financial statements contained elsewhere in this Annual Report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with both Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K, and the consolidated financial statements and the notes to those consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA(1)

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Revenue	$660,878	$528,753	$409,883	$405,082	$437,001
Cost of revenue(3)	249,259	221,403	177,064	176,308	195,028
Gross profit(3)	411,619	307,350	232,819	228,774	241,973
Operating expenses:
Sales and marketing(2)(3)	85,470	64,976	44,886	52,616	74,982
General and administrative(2)	81,050	58,517	51,455	59,074	87,775
Technology(2)	66,324	49,060	34,805	24,925	31,058
Amortization of acquired intangible assets(3)	22,420	16,646	13,089	13,128	14,335
Impairment of goodwill and intangible assets	—	—	—	—	269,500
Total operating expenses(3)	255,264	189,199	144,235	149,743	477,650
Income (loss) from operations	156,355	118,151	88,584	79,031	(235,677)
Interest and other income, net	1,151	4,666	2,204	302	2,451
Income (loss) before income taxes	157,506	122,817	90,788	79,333	(233,226)
Income tax expense (benefit)	61,575	28,627	13,628	20,968	(34,971)
Net income (loss) from continuing operations	95,931	94,190	77,160	58,365	(198,255)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	4,805	6,940	3,310	10,251	(20,841)
Gain on disposition, net of tax	980	—	10,040	—	4,984
Net income (loss) from discontinued operations	5,785	6,940	13,350	10,251	(15,857)
Net income (loss)	$101,716	$101,130	$90,510	$68,616	$(214,112)
Basic net income (loss) per common share
Continuing operations	$1.24	$1.17	$0.95	$0.67	$(2.15)
Discontinued operations	$0.07	$0.09	$0.16	$0.12	$(0.17)
Net income (loss)	$1.32	$1.26	$1.11	$0.79	$(2.32)
Diluted net income (loss) per common share
Continuing operations	$1.22	$1.16	$0.94	$0.67	$(2.15)
Discontinued operations	$0.07	$0.09	$0.16	$0.12	$(0.17)
Net income (loss)	$1.29	$1.24	$1.10	$0.79	$(2.32)
Weighted-average shares used to calculate basic net income (loss) per common share	77,342	80,323	81,615	86,716	92,325
Weighted-average shares used to calculate diluted net income (loss) per common share	78,898	81,489	82,334	87,210	92,325
_________________________

(1)	The amounts included in the Consolidated Statement of Operations Data for the years presented reflect the following acquisitions from their effective dates:

Acquisitions	Date
Dotomi	August 2011
Greystripe	April 2011
Investopedia	August 2010

The results of operations of the following dispositions and disposal groups are reflected in discontinued operations for all periods:

Dispositions	Date
Search123	September 2012
Web Marketing Holdings, LLC ("Web Clients")	February 2010
Mediaplex Systems	October 2008
E-Babylon, Inc.	October 2008

(2)	Includes stock-based compensation for the following periods (in thousands):

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Sales and marketing	$4,918	$3,320	$1,280	$1,907	$15,621
General and administrative	11,492	7,829	5,815	6,034	30,620
Technology	5,357	2,873	849	928	1,925
Total	$21,767	$14,022	$7,944	$8,869	$48,166

(3)
Includes the reclassification of traffic acquisition costs from sales and marketing expense and amortization of acquired developed technology and websites from operating expenses to cost of revenue for the following periods (see Note 1 to our consolidated financial statements contained in this annual report for further information regarding these reclassifications)(in thousands):

	For the Year Ended December 31,
	2011	2010	2009	2008
Traffic acquisition costs	$54,051	$66,532	$64,738	$60,225
Amortization of acquired developed technology and websites	9,633	7,522	6,675	7,398
Total	$63,684	$74,054	$71,413	$67,623

Consolidated Balance Sheet Data

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash, cash equivalents and marketable securities	$136,638	$116,676	$197,317	$180,523	$150,412
Working capital	$168,860	$135,317	$199,267	$160,531	$77,183
Total assets	$899,696	$880,711	$613,567	$566,562	$603,279
Total non-current liabilities	$166,590	$181,702	$37,668	$61,669	$73,195
Total stockholders' equity	$590,705	$563,393	$472,641	$406,489	$353,479

Adjusted-EBITDA as a Non-GAAP Performance Measure
In evaluating our business, we consider earnings from continuing operations before interest, income taxes, depreciation, amortization, stock-based compensation, goodwill impairment charges, and acquisition related costs ("Adjusted-EBITDA"), a non-GAAP financial measure, as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. We use Adjusted-EBITDA in evaluating the overall performance of our business operations. We believe that this measure may also be useful to investors because it eliminates the effects of period-to-period changes in income from interest on our cash equivalents, note receivable and borrowings, and the costs associated with income tax expense, capital investments, acquisitions, and stock-based compensation which are not directly attributable to the underlying performance of our continuing business operations. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. Generally Accepted Accounting Principles ("GAAP"), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted-EBITDA is a non-GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income (loss) from continuing operations to Adjusted-EBITDA:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income (loss) from continuing operations	$95,931	$94,190	$77,160	$58,365	$(198,255)
Interest and other income, net	(1,151)	(4,666)	(2,204)	(302)	(2,451)
Income tax expense (benefit)	61,575	28,627	13,628	20,968	(34,971)
Amortization of acquired developed technology and websites included in cost of revenue	9,995	9,633	7,522	6,675	7,398
Amortization of acquired intangible assets included in operating expenses	22,420	16,646	13,089	13,128	14,335
Depreciation and leasehold amortization	11,723	7,914	6,430	7,387	8,344
Stock-based compensation	21,767	14,022	7,944	8,869	48,166
Impairment of goodwill and intangible assets	—	—	—	—	269,500
Acquisition related costs	—	412	—	—	—
Adjusted-EBITDA	$222,260	$166,778	$123,569	$115,090	$112,066

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

	For the Three-Month Period Ended
	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$199,577	$160,884	$153,985	$146,432	$175,437	$127,916	$116,579	$108,821
Cost of revenue(2)	71,054	63,143	60,377	54,685	69,357	54,399	50,813	46,834
Gross profit(2)	128,523	97,741	93,608	91,747	106,080	73,517	65,766	61,987
Operating expenses:
Sales and marketing(1)(2)	22,806	21,088	20,649	20,927	22,002	16,534	14,036	12,404
General and administrative(1)	21,782	20,177	19,519	19,572	18,171	14,834	13,219	12,293
Technology(1)	16,900	16,457	16,887	16,080	15,551	12,592	10,796	10,121
Amortization of acquired intangible assets(2)	3,993	5,782	6,321	6,324	6,327	4,222	3,389	2,708
Total operating expenses(2)	65,481	63,504	63,376	62,903	62,051	48,182	41,440	37,526
Income from operations	63,042	34,237	30,232	28,844	44,029	25,335	24,326	24,461
Interest and other income (expense), net	(768)	193	1,497	229	1,434	2,167	657	408
Income before income taxes	62,274	34,430	31,729	29,073	45,463	27,502	24,983	24,869
Income tax expense (benefit)	26,146	13,526	13,028	8,875	17,441	(8,546)	9,934	9,798
Net income from continuing operations	36,128	20,904	18,701	20,198	28,022	36,048	15,049	15,071
Discontinued operations:
Income from discontinued operations, net of tax(1)	151	1,646	1,635	1,373	1,355	1,862	1,932	1,791
Gain on disposition, net of tax	—	980	—	—	—	—	—	—
Net income from discontinued operations	151	2,626	1,635	1,373	1,355	1,862	1,932	1,791
Net income	$36,279	$23,530	$20,336	$21,571	$29,377	$37,910	$16,981	$16,862
Basic net income per common share:
Continuing operations	$0.48	$0.28	$0.24	$0.25	$0.34	$0.45	$0.19	$0.19
Discontinued operations	$—	$0.03	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02
Net income	$0.48	$0.31	$0.26	$0.27	$0.36	$0.47	$0.22	$0.21
Diluted net income per common share:
Continuing operations	$0.47	$0.27	$0.23	$0.25	$0.34	$0.44	$0.19	$0.18
Discontinued operations	$—	$0.03	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02
Net income	$0.47	$0.31	$0.25	$0.26	$0.35	$0.47	$0.21	$0.21
Other Data:
Adjusted-EBITDA(3)	$77,135	$51,184	$47,580	$46,361	$61,085	$37,896	$34,816	$32,981
______________________________________

(1)	Includes stock-based compensation for the following periods (in thousands):

	For the Three-Month Period Ended
	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
Sales and marketing	$1,039	$1,283	$942	$1,654	$1,675	$826	$533	$286
General and administrative	2,342	2,904	3,220	3,026	2,663	2,077	1,676	1,413
Technology	996	1,369	1,586	1,406	1,438	812	405	218
Total	$4,377	$5,556	$5,748	$6,086	$5,776	$3,715	$2,614	$1,917

(2)
Includes the reclassification of traffic acquisition costs from sales and marketing expense and amortization of acquired developed technology and websites from operating expenses to cost of revenue for the following periods (see Note 1 to our consolidated financial statements contained in this annual report for further information regarding these reclassifications):

	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011

Traffic acquisition costs	$11,776	$11,764	$13,594	$16,917
Amortization of acquired developed technology and websites	$2,498	$2,197	$2,758	$2,180
Total	$14,274	$13,961	$16,352	$19,097

(3)	The following is a reconciliation of quarterly net income from continuing operations to Adjusted-EBITDA:

	For the Three-Month Period Ended
	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(in thousands)
Net income from continuing operations	$36,128	$20,904	$18,701	$20,198	$28,022	$36,048	$15,049	$15,071
Interest and other expense (income), net	768	(193)	(1,497)	(229)	(1,434)	(2,167)	(657)	(408)
Income tax expense (benefit)	26,146	13,526	13,028	8,875	17,441	(8,546)	9,934	9,798
Amortization of acquired developed technology and websites included in cost of revenue	2,491	2,519	2,492	2,493	2,498	2,197	2,758	2,180
Amortization of acquired intangible assets included in operating expenses	3,993	5,782	6,321	6,324	6,327	4,222	3,389	2,708
Depreciation and leasehold amortization	3,232	3,090	2,787	2,614	2,455	2,015	1,729	1,715
Stock-based compensation	4,377	5,556	5,748	6,086	5,776	3,715	2,614	1,917
Acquisition related costs	—	—	—	—	—	412	—	—
Adjusted-EBITDA	$77,135	$51,184	$47,580	$46,361	$61,085	$37,896	$34,816	$32,981

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
In 2011, we acquired Dotomi, Inc. ("Dotomi"), completed on August 31, 2011, and Greystripe, Inc. ("Greystripe"), completed on April 21, 2011. On August 3, 2010, we completed the acquisition of Investopedia.com ("Investopedia"). The results of operations of Dotomi, Greystripe and Investopedia have been included in our consolidated results of operations beginning September 1, 2011, April 22, 2011 and August 4, 2010, respectively. Note 3 to our consolidated financial statements included in this annual report on Form 10-K provides unaudited pro forma revenue, net income and basic and diluted net income per common share for the year ended December 31, 2011 and 2010 as if the acquisition of Dotomi occurred as of January 1, 2010. The results of operations of Greystripe and Investopedia were immaterial to our consolidated financial statements for the periods prior to their acquisition and have therefore been excluded from our pro forma disclosure herein.
In September 2012, we completed the disposition of our Search123 business. In February 2010, we completed the disposition of our Web Clients subsidiary. The results of operations of Search123 and Web Clients have been classified as discontinued operations in our consolidated financial statements. All current year and prior year financial information discussed herein pertains to the remaining continuing operations.
In periods prior to the second quarter of 2012, we derived our revenue from four business segments: Affiliate Marketing, Media, Owned & Operated Websites, and Technology. With the continued evolution of our products and services (including elements of shared computing infrastructure and overlapping services), and changes to our internal reporting structure, we reassessed our operating and reportable segments in the second quarter of 2012 and determined that our Mediaplex business, which previously comprised the Technology segment, no longer met the definition of an operating segment. Our Mediaplex business is now included in the Media operating segment. With this change, we now operate in three business segments: Affiliate Marketing, Media and Owned & Operated Websites, which are described in more detail below. All prior period segment information herein has been recast to conform to this presentation. Each of our three business segments is described in Item 1 "Business" of this annual report on Form 10-K.
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

These factors have negatively impacted our revenue levels in the past and could continue to negatively impact our business in the future.
The following table provides revenue, gross profit, operating expenses, and income from operations information for each of our three business segments. Segment income from operations, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses, as these items are excluded from the segment performance measures utilized by our chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance, acquisition related costs, and certain legal matters; insurance; and other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Affiliate Marketing Segment
Revenue	$149,527	$139,409	$124,126
Cost of revenue	17,546	17,125	17,215
Gross profit	131,981	122,284	106,911
Operating expenses	40,631	37,711	37,359
Segment income from operations	$91,350	$84,573	$69,552
Media Segment
Revenue	$390,635	$261,324	$169,041
Cost of revenue	152,197	113,763	77,168
Gross profit	238,438	147,561	91,873
Operating expenses	118,233	72,984	41,650
Segment income from operations	$120,205	$74,577	$50,223
Owned & Operated Websites Segment
Revenue	$121,058	$128,419	$117,630
Cost of revenue	69,678	81,118	75,847
Gross profit	51,380	47,301	41,783
Operating expenses	23,337	21,468	17,756
Segment income from operations	$28,043	$25,833	$24,027
Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$239,598	$184,983	$143,802
Corporate expenses	(29,061)	(26,531)	(26,663)
Stock-based compensation	(21,767)	(14,022)	(7,944)
Amortization of acquired intangible assets included in consolidated cost of revenue	(9,995)	(9,633)	(7,522)
Amortization of acquired intangible assets included in consolidated operating expenses	(22,420)	(16,646)	(13,089)
Consolidated income from operations	$156,355	$118,151	$88,584
Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$149,527	$139,409	$124,126
Media	390,635	261,324	169,041
Owned & Operated Websites	121,058	128,419	117,630
Inter-segment eliminations	(342)	(399)	(914)
Consolidated revenue	$660,878	$528,753	$409,883

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2012 and 2011
Revenue.    Consolidated revenue for the year ended December 31, 2012 was $660.9 million, representing a 25.0% increase from the prior year total of $528.8 million.
Affiliate Marketing segment revenue increased to $149.5 million for the year ended December 31, 2012 compared to $139.4 million in 2011. This increase of $10.1 million, or 7.3%, was attributable to growth in our domestic operations, partially offset by a decrease in revenue from our international operations. Our domestic growth was due to an increase in the number of customers and an increase in transaction volumes associated with existing customers. Changes in our pricing or the average order value of transactions closed on our network did not have a significant impact on Affiliate Marketing revenue in the year ended December 31, 2012.
Media segment revenue increased to $390.6 million for the year ended December 31, 2012 compared to $261.3 million for 2011. This increase was primarily attributable to the inclusion of a full year of results from Dotomi and Greystripe, which we acquired on August 31, 2011 and April 21, 2011, respectively, and growth in these businesses in 2012.
Owned & Operated Websites segment revenue decreased to $121.1 million for the year ended December 31, 2012 compared to $128.4 million in 2011. The decrease of $7.4 million, or 5.7%, was primarily attributable to our de-emphasizing certain lower margin traffic acquisition strategies in 2012. Our Owned & Operated Websites segment revenue is concentrated with one major customer, Google. A loss of, or reduction of revenue from, this customer could have a significant negative impact on the revenue and profitability of this segment and the company.
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
Costs associated with payments to search engines for driving consumer traffic to our owned and operated websites were, prior to the fourth quarter of 2011, classified in operating expenses in the Sales and marketing expense line item. In the fourth quarter of 2011, we began classifying these costs in Cost of revenue. Additionally, we corrected the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in Cost of revenue beginning in the fourth quarter of 2011. These reclassifications are more fully described in Note 1 to our consolidated financial statements. Amortization related to developed technologies and websites acquired in business combinations was previously recorded in operating expenses in the Amortization of intangible assets acquired in business combinations line item. All periods presented in the Consolidated Statements of Comprehensive Income included herein are presented using the new classifications.
Consolidated cost of revenue was $249.3 million for the year ended December 31, 2012 compared to $221.4 million in 2011, an increase of $27.9 million, or 12.6%. Our consolidated gross margin increased to 62.3% for the year ended December 31, 2012 compared to 58.1% for the year ended December 31, 2011.
Cost of revenue for the Affiliate Marketing segment was $17.5 million for the year ended December 31, 2012 compared to $17.1 million in 2011. Our Affiliate Marketing segment gross margin remained relatively consistent at 88.3% for the year ended December 31, 2012 compared to 87.7% for the same period in 2011.
Cost of revenue for the Media segment increased to $152.2 million for the year ended December 31, 2012 compared to $113.8 million in 2011. Our Media segment gross margin increased to 61.0% for the year ended December 31, 2012 compared to 56.5% for the same period in 2011. The increase in Media segment gross margin resulted primarily from the inclusion of a full year results of Dotomi which was acquired on August 31, 2011. Excluding the impact of Dotomi, our Media segment gross margins were consistent with the year ago period.
Cost of revenue for the Owned & Operated Websites segment was $69.7 million for the year ended December 31, 2012 compared to $81.1 million in 2011. Our Owned & Operated Websites segment gross margin increased to 42.4% for the year ended December 31, 2012 compared to 36.8% in 2011. The decrease in cost of revenue, and related increase in gross margin, was due to our de-emphasizing certain lower margin traffic acquisition strategies as discussed above.

Operating Expenses:
Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials. Sales and marketing expenses for the year ended December 31, 2012 were $85.5 million compared to $65.0 million in 2011, an increase of $20.5 million, or 31.5%. Sales and marketing expenses increased primarily due to the growth in our businesses as described above and the inclusion of a full year of results from Dotomi and Greystripe. Our sales and marketing expenses as a percentage of revenue increased slightly to 12.9% for the year ended December 31, 2012 compared to 12.3% in 2011.
General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $81.1 million for the year ended December 31, 2012 compared to $58.5 million in 2011, an increase of $22.5 million, or 38.5%. General and administrative expenses increased primarily due to the inclusion of a full year of results from Dotomi and Greystripe and higher stock-based compensation expense as described below. As a percentage of revenue, our general and administrative expenses increased to 12.3% for the year ended December 31, 2012 compared to 11.1% in 2011.
Technology.    Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the year ended December 31, 2012 were $66.3 million compared to $49.1 million in 2011, an increase of $17.3 million, or 35.2%. The increase in technology expenses was primarily due to the growth in our businesses as described above and the inclusion of a full year of results from Dotomi and Greystripe. Our technology expenses as a percentage of revenue increased slightly to 10.0% for the year ended December 31, 2012 compared to 9.3% in 2011.
Segment Income from Operations.    Affiliate Marketing segment income from operations for the year ended December 31, 2012 increased 8.0%, or $6.8 million, to $91.4 million, from $84.6 million in the prior year, and represented 61.1% and 60.7% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations was primarily attributable to the higher revenue as described above.
Media segment income from operations for the year ended December 31, 2012 increased 61.2%, or $45.6 million, to $120.2 million, from $74.6 million in the prior year, due to the higher revenue and gross margin as described above. Media segment operating income margin increased to 30.8% for the year ended December 31, 2012 compared to 28.5% in 2011.
Owned & Operated Websites segment income from operations for the year ended December 31, 2012 increased to $28.0 million, from $25.8 million in the prior year, due to the higher gross margin as described above. Owned & Operated Websites segment operating income margin increased to 23.2% for the year ended December 31, 2012 compared to 20.1% in 2011.
Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2012 was $21.8 million compared to $14.0 million in 2011. The increase of $7.7 million was primarily due to unvested equity awards assumed in the acquisitions of Dotomi and Greystripe as well as new equity awards granted throughout 2012 and 2011. We currently expect our stock-based compensation expense in 2013 to be in the range of $21 million to $23 million. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock options and restricted stock, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.
Amortization of Acquired Intangible Assets.    Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the year ended December 31, 2012 was $10.0 million compared to $9.6 million in 2011. Amortization of all remaining acquired intangible assets, included in Amortization of acquired intangible assets, for the year ended December 31, 2012 was $22.4 million compared to $16.6 million in 2011. The increases in amortization expense compared to the prior year are primarily due to the addition of certain intangible assets arising from the acquisitions of Dotomi, and Greystripe.
We currently anticipate total amortization of intangible assets of approximately $24.9 million for the year ending December 31, 2013, with approximately $9.4 million of this amount being recorded in Cost of revenue and approximately $15.5 million being recorded in operating expenses. Such amounts may change as a result of any future acquisitions.

Interest and Other Income, net.    Interest and other income, net, consists principally of interest earned on our note receivable, foreign currency exchange gains or losses and interest expense associated with our credit facility. Interest and other income, net was $1.2 million for 2012 compared to $4.7 million for the same period in 2011. This was due to additional interest expense on borrowings under our credit facility in 2011, offset partially by an increase in foreign exchange gains.
Income Tax Expense.    For the years ended December 31, 2012 and 2011, we recorded income tax expense of $61.6 million and $28.6 million, respectively. Our effective income tax rate for the year ended December 31, 2012 increased to 39.1% from 23.3% for the year ended December 31, 2011. In both 2012 and 2011, we recognized tax benefits related to the reversal of contingency reserves due to the expiration of certain statutes of limitations. The tax benefit realized in 2012 of $2.6 million was lower than the $19.5 million tax benefit we recognized in 2011, resulting in the higher effective tax rate for 2012. We currently expect our effective tax rate to be approximately 40.0% in the year ending December 31, 2013.
Adjusted-EBITDA.    Adjusted-EBITDA for the year ended December 31, 2012 increased to $222.3 million from $166.8 million for the same period in 2011, representing an increase of $55.5 million, or 33.3%. The increase is due to the increased operating income in all of our segments as described above.
RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2011 and 2010
Revenue.    Consolidated revenue for the year ended December 31, 2011 was $528.8 million, representing a 29.0% increase from the prior year total of $409.9 million.
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
Media segment revenue increased to $261.3 million for the year ended December 31, 2011 compared to $169.0 million for 2010. This increase was attributable to: (a) the acquisitions of Dotomi and Greystripe, which we acquired on August 31, 2011 and April 21, 2011, respectively, and together contributed approximately $60.8 million of revenue in 2011; (b) growth in our historical display advertising business as a result of our larger sales organization, new product offerings and a strong display advertising market in the United States in 2011; and (c) new ad serving customers and higher volumes of ad serving, particularly in our international operations.
Owned & Operated Websites segment revenue increased to $128.4 million for the year ended December 31, 2011 compared to $117.6 million in 2010. The increase of $10.8 million, or 9.2%, was primarily attributable to increased volume in our Pricerunner.com businesses in Europe and the inclusion of a full year of results from Investopedia, which we acquired on August 3, 2010.
Cost of Revenue and Gross Profit.    Including the cost reclassifications discussed more fully above, consolidated cost of revenue was $221.4 million for the year ended December 31, 2011 compared to $177.1 million in 2010, an increase of $44.3 million, or 25.0%. Our consolidated gross margin increased to 58.1% for the year ended December 31, 2011 compared to 56.8% for the year ended December 31, 2010.
Cost of revenue for the Affiliate Marketing segment was $17.1 million for the year ended December 31, 2011 compared to $17.2 million in 2010. Our Affiliate Marketing segment gross margin remained relatively consistent at 87.7% for the year ended December 31, 2011 compared to 86.1% for the same period in 2010.
Cost of revenue for the Media segment increased to $113.8 million for the year ended December 31, 2011 compared to $77.2 million in 2010. Our Media segment gross margin increased to 56.5% for the year ended December 31, 2011 compared to 54.3% for the same period in 2010. The increase in Media segment gross margin resulted primarily from the inclusion of the relatively higher gross margin Dotomi business. Excluding the impact of Dotomi, our Media segment gross margin was consistent with the year ago period.
Cost of revenue for the Owned & Operated Websites segment was $81.1 million for the year ended December 31, 2011 compared to $75.8 million in 2010. The increase in cost of revenue was due to the higher revenue described above. Our Owned & Operated Websites segment gross margin remained relatively consistent at 36.8% for the year ended December 31, 2011 compared to 35.5% in 2010.

Operating Expenses:
Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials. Sales and marketing expenses for the year ended December 31, 2011 were $65.0 million compared to $44.9 million in 2010, an increase of $20.1 million, or 44.8%. Sales and marketing expenses increased primarily due to the growth in our businesses as described above and the acquisitions of Dotomi and Greystripe. Our sales and marketing expenses as a percentage of revenue increased to 12.3% for the year ended December 31, 2011 compared to 11.0% in 2010 due to increased compensation as a result of increased headcount.
General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $58.5 million for the year ended December 31, 2011 compared to $51.5 million in 2010, an increase of $7.1 million, or 13.7%. General and administrative expenses increased primarily due to the acquisitions of Dotomi and Greystripe and higher stock-based compensation expense as described below. However, our general and administrative expenses as a percentage of revenue decreased to 11.1% for the year ended December 31, 2011 compared to 12.6% in 2010 as our corporate expenses remained relatively flat despite the growth in our revenue.
Technology.    Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the year ended December 31, 2011 were $49.1 million compared to $34.8 million in 2010, an increase of $14.3 million, or 41.0%. The increase in technology expenses was primarily due to the growth in our businesses as described above and the acquisitions of Dotomi and Greystripe. Our technology expenses as a percentage of revenue increased slightly to 9.3% for the year ended December 31, 2011 compared to 8.5% in 2010.
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
Media segment income from operations for the year ended December 31, 2011 increased 48.5%, or $24.4 million, to $74.6 million, from $50.2 million in the prior year, due to the higher revenue as described above. Media segment operating income margin remained relatively flat at 28.5% and 29.7% of Media segment revenue in these respective periods.
Owned & Operated Websites segment income from operations for the year ended December 31, 2011 increased to $25.8 million, from $24.0 million in the prior year, due to the higher revenue described above. Owned & Operated Websites segment operating income margin remained remained relatively flat at 20.1% and 20.4% of Owned & Operated Websites segment revenue in these respective periods.
Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2011 was $14.0 million compared to $7.9 million in 2010. The increase of $6.1 million was primarily due to unvested equity awards assumed in the acquisitions of Dotomi and Greystripe as well as new equity awards granted during the year ended December 31, 2012.
Amortization of Acquired Intangible Assets.    Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the year ended December 31, 2011 was $9.6 million compared to $7.5 million in 2010. Amortization of all remaining acquired intangible assets, included in Amortization of acquired intangible assets, for the year ended December 31, 2011 was $16.6 million compared to $13.1 million in 2010. The increases in amortization expense compared to the prior year were primarily due to the addition of certain intangible assets arising from the acquisitions of Dotomi, Greystripe and Investopedia, offset partially by certain intangible assets from an earlier acquisition that became fully amortized.

Interest and Other Income, net.    Interest and other income, net, consists principally of interest earned on our note receivable, foreign currency exchange gains or losses, interest expense associated with our credit facility, and in 2010, gains and losses on sales of marketable securities. Interest and other income, net was $4.7 million for 2011 compared to $2.2 million for the same period in 2010. In 2010, we realized $2.8 million in losses on sales of auction rate securities, which was the primary reason for the increase in net interest and other income from 2010 to 2011. Excluding the impact of those losses, interest and other income, net decreased slightly. This was due to additional interest expense on new borrowings under our credit facility in 2011, offset partially by an increase in foreign exchange gains.
Income Tax Expense.    For the years ended December 31, 2011 and 2010, we recorded income tax expense of $28.6 million and $13.6 million, respectively. Our effective income tax rate for the year ended December 31, 2011 increased to 23.3% from 15.0% for the year ended December 31, 2010. In both 2011 and 2010, we recognized tax benefits related to the reversal of contingency reserves due to the expiration of certain statutes of limitations. The tax benefit realized in 2011 of $19.5 million was lower than the $24.9 million tax benefit we recognized in 2010, resulting in the higher effective tax rate for 2011.
Adjusted-EBITDA.    Adjusted-EBITDA for the year ended December 31, 2011 increased to $166.8 million from $123.6 million for the same period in 2010, representing an increase of $43.2 million, or 35.0%. The increase is primarily due to increased operating income in our Affiliate Marketing and Media segments as described above.
Liquidity and Capital Resources
We have financed our operations, our stock repurchases and our cash acquisitions primarily through cash generated from operations and borrowings under our credit facility. At December 31, 2012, our cash and cash equivalents balance totaled $136.6 million, including $77.8 million of cash and cash equivalents held by our international subsidiaries.
Net cash provided by operating activities totaled $156.1 million for the year ended December 31, 2012 compared to $114.9 million in 2011 and $96.9 million in 2010. The increase in net cash provided by operating activities of $41.1 million from 2011 to 2012 was due to an increase in net income before non-cash items and the impact of positive working capital changes. The increase in net cash provided by operating activities of $18.0 million from 2010 to 2011 was primarily due to an increase in net income before non-cash items, offset partially by the impact of negative working capital changes.
Net cash used in investing activities for the year ended December 31, 2012 of $13.5 million was due to purchases of property and equipment of $17.5 million, offset by $4.2 million in principal payments received on our note receivable. Net cash used in investing activities for the year ended December 31, 2011 of $221.0 million was due to the use of $216.5 million for acquisitions, including net cash payments of $68.9 million for Greystripe and $147.6 million for Dotomi, and net purchases of property and equipment of $11.2 million, offset by $3.0 million in proceeds from the sale of marketable securities and $3.7 million in principal payments received on our note receivable. Net cash used in investing activities for the year ended December 31, 2010 of $24.7 million was the result of the use of $41.7 million used to acquire Investopedia and net purchases of property and equipment of $7.4 million, offset by proceeds from the maturity and sale of marketable securities of $21.8 million and $2.7 million in principal payments received on our note receivable.
Net cash used in financing activities for the year ended December 31, 2012 of $125.3 million was primarily due to common stock repurchases of $110.8 million and net payments under our credit agreement of $25.0 million, offset partially by proceeds from shares issued under employee stock programs of $7.2 million and excess tax benefits from the exercise of stock-based awards of $3.3 million. Net cash provided by financing activities for the year ended December 31, 2011 of $31.8 million was primarily due to net borrowings under our credit agreement of $167.5 million and proceeds from shares issued under employee stock programs of $6.9 million, offset by the use of $145.0 million to repurchase common stock under our stock repurchase program. Net cash used in financing activities for the year ended December 31, 2010 of $33.8 million was primarily attributable to the use of $38.6 million to repurchase common stock under our stock repurchase program, offset partially by proceeds from shares issued under employee stock programs of $4.2 million.

Credit Facility
On August 19, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous $100.0 million line of credit. The Credit Facility originally consisted of a revolving loan commitment of $150.0 million and a term loan of $50.0 million, with an option to increase the total revolving loan commitment to $200.0 million subject to certain conditions. On June 29, 2012, we entered into a Commitment Increase Agreement to increase the total revolving loan commitment under the Credit Facility to $200.0 million. The term loan is payable in quarterly installments of $2.5 million per quarter. The Credit Facility expires on August 19, 2016. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 15 to our Consolidated Financial Statements included herein. The revolving loan commitment provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At December 31, 2012, there was $37.5 million outstanding on the term loan. In addition, $105.0 million was outstanding under the revolving loan commitment, resulting in $142.5 million outstanding under our Credit Facility at December 31, 2012. At December 31, 2011, we had a total outstanding balance under our Credit Facility of $167.5 million, consisting of $47.5 million outstanding on the term loan and $120.0 million outstanding under the revolving loan.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2011, our board of directors authorized a total of $633.3 million for repurchases under the Program and we repurchased a total of 64.4 million shares of our common stock for approximately $592.5 million. In 2012, our board of directors authorized an additional $159.2 million for repurchases under the Program. During the year ended December 31, 2012, we repurchased 6.6 million shares for $110.7 million, leaving up to an additional $89.3 million of our capital to be used to repurchase shares of our outstanding common stock under the Program as of December 31, 2012.
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
Commitments and Contingencies
Contractual obligations at December 31, 2012 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years	Other
Operating leases(1)	$45,233	$7,835	$15,419	$10,792	$11,187	$—
Purchase obligations(2)	4,043	2,671	1,369	3	—	—
Liability for unrecognized tax benefits(3)	19,700	—	—	—	—	19,700
Borrowings under Credit Facility(4)	142,500	10,000	20,000	112,500	—	—
Total contractual obligations	$211,476	$20,506	$36,788	$123,295	$11,187	$19,700

(1)
The non-cancelable operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $714,000. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not currently believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

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

(4)	Includes payments on the principal borrowings under our Credit Facility. Please refer to Note 15 to the consolidated financial statements for a description of the Credit Facility.
Other commercial commitments as of December 31, 2012 are as follows (in thousands):

	Other Commercial Commitments
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$501	$—	$290	$211	$—
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
Our Media and Owned & Operated Websites segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for our Mediaplex business where revenue is generated primarily from fixed or transaction volume-based monthly fees, in the period that we make our technologies available to our customers on an application services provider ("ASP") basis, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. We act as a principal in Media and Owned & Operated Websites segment transactions in that we are the primary obligor to the advertiser customer. In accordance with GAAP, revenue is recognized in our Media and Owned & Operated Websites segments on a gross basis, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.
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

As of December 31, 2012, we recorded an allowance for doubtful accounts and sales credits of $6.2 million, which represents an allowance percentage of 4.0% of our gross accounts receivable balance of $154.8 million. If our assumptions and estimates regarding the ultimate collectability of our outstanding accounts receivable balances and/or our sales credits changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the December 31, 2012 allowance for doubtful accounts and sales credits of approximately $1.5 million and a corresponding decrease in our operating income for the year then ended.

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

As of December 31, 2012, we have gross deferred tax assets of $59.6 million, relating to net operating loss carryforwards, goodwill impairment and certain other temporary differences. As of December 31, 2012, based upon both positive and negative evidence available, we have determined it is more likely than not that certain deferred tax assets primarily relating to capital loss carryforwards and net operating loss carryforwards in various jurisdictions may not be realizable. Accordingly, we have recorded a valuation allowance of $3.0 million against these deferred tax assets as of December 31, 2012. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2012, an adjustment to the net deferred tax assets would impact net income in the period such determination was made.
In addition to our deferred tax assets, management is required to make judgments and assumptions related to our uncertain tax positions. As further described in Note 9 to the consolidated financial statements, as of December 31, 2012 we have recorded a liability for uncertain tax positions of $19.7 million. The ultimate resolutions of these uncertain tax positions may take several years. Such resolutions could result in additional tax payments by us to the applicable tax jurisdiction(s). If the ultimate resolutions of any of our uncertain tax positions results in either (a) an additional tax payment that is lower than our liability recorded for such uncertain tax position or (b) no additional tax payment, then we would record a reduction to our liability for uncertain tax positions and a corresponding decrease to our income tax expense in the period such resolution is achieved. Accordingly, a resolution of one or more of our uncertain tax positions in any given period could have a material impact to our reported net income for such period. However, because the ultimate resolution of our uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in our liability for uncertain tax positions or the timing of such changes.

•
Goodwill and Other Intangible Assets.  As of December 31, 2012, we had goodwill and other intangible assets with net balances of $434.5 million and $81.8 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31 or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2012, our reporting units consisted of the Affiliate Marketing, Media, Dotomi, and Owned & Operated Websites operating segments. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach.

As a result of our 2012 annual goodwill impairment test, no goodwill impairment was recorded as the estimated fair value of each reporting unit exceeded the carrying value. Based on our 2012 impairment testing, there would have to be significant unfavorable changes to our estimates and assumptions for an impairment to exist.
In addition to the accounting for goodwill as described above, we amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the intangible assets exceeds the fair market value of the intangible assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of any individual other intangible assets which could lead to impairment. No impairment was identified in 2012 or 2011 related to intangible assets associated with our continuing operations.

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminated the option to report other comprehensive income and its components in the statement of stockholders' equity. This standard became effective for interim and annual periods beginning after December 15, 2011 and requires retrospective application. Also, in December 2011, the FASB indefinitely deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.

In May 2011, the FASB issued new accounting guidance that amended some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. This guidance became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2011. The adoption of this guidance did not have a significant impact on our financial position or results of operations.
Inflation
Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended December 31, 2012, 2011 and 2010.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to fluctuations in interest rates, which impact the amount of interest we must pay on our outstanding debt, and the amount of interest income we earn on our cash equivalents. Our outstanding debt consists of two components, a five-year term loan and a revolving line of credit, and currently bears interest at one-month London Interbank Offered Rate ("LIBOR") plus a margin of 1.50%. We have entered into an interest rate swap to fix the interest rate that we pay on the term loan at 0.91% above the applicable LIBOR margin, which is currently 1.50%. The interest we pay on the revolving component of our debt is subject to fluctuations in the one-month LIBOR rate. If the one-month LIBOR rate were to double and our outstanding balance remained at $105 million, our interest expense would increase by approximately $0.3 million over the next year.
We do not believe that our current investment activities subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.
Foreign Currency Risk
We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, and Chinese Yuan Renminbi. The effect of foreign currency exchange rate fluctuations for the years ended December 31, 2012, 2011 and 2010 was not material to our consolidated results of operations. We enter into foreign currency exchange forward contracts to hedge certain of our exposures to currency exchange rate fluctuations related to short-term intercompany balances. There were no material gains or losses in 2012, 2011 or 2010 associated with the requirement to mark-to-market our short-term intercompany balances or with our hedging activities.
In the future, if there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $11.5 million, a reduction of income before income taxes of approximately $2.2 million and a reduction of net assets, excluding intercompany balances, of approximately $12.1 million. As of December 31, 2012, we had $105.4 million in total current assets, including $77.8 million in cash and cash equivalents, and $17.1 million in total current liabilities denominated in foreign currencies, predominantly British Pounds, Euros and Swedish Kronor.
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
In connection with the preparation of this annual report on Form 10-K as of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2012 to provide reasonable assurance that the information required to be disclosed by it in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
Additionally, the Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to the Company's internal control over financial reporting during the three-month period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on or about May 7, 2013.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on or about May 7, 2013.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides aggregated information with respect to our compensation plans under which equity securities of ValueClick are authorized for issuance as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	3,860,298	$3.31	11,195,307
Equity compensation plans not approved by security holders(2)	693,200	$2.24	—
Total	4,553,498	$3.14	11,195,307

(1)
For additional information with respect to the outstanding option pricing categories as of December 31, 2012, refer to Note 11 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

(2)	The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations.

(3)
Of these shares, 2.2 million were available under the Employee Stock Purchase Plan and 9.0 million were available for award grant purposes under the 2002 Stock Incentive Plan. During the current purchase period, which ends on February 28, 2013, an estimated 0.2 million shares of our common stock may become issuable under the Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on or about May 7, 2013.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on or about May 7, 2013.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on or about May 7, 2013.

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
2.1(1)
Agreement and Plan of Merger, dated as of August 1, 2011, by and among ValueClick, Inc., Dragon Subsidiary Corp., a wholly-owned subsidiary of ValueClick, Inc., Viper Subsidiary, LLC, a wholly-owned subsidiary of ValueClick, Inc., Dotomi, Inc., and David Vogel, solely in his capacity as Equityholder Agent

3.1(2)	Second Amended and Restated Certificate of Incorporation of ValueClick
3.2(3)	Amended and Restated Bylaws of ValueClick
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2(4)	Specimen stock certificate for the ValueClick common stock
10.1(5)	Form of Indemnification Agreement by and between ValueClick and directors and executive officers
10.2(4)	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick
10.3(4)	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick
10.4(4)	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC
10.5(4)	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998
10.7(4)	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley
10.8(4)	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited
10.9(6)†	1999 Stock Option Plan, as amended, and form of option agreement
10.10(7)†	2002 Stock Incentive Plan and form of option agreement
10.11(8)†	2007 Employee Stock Purchase Plan and form of subscription agreement
10.12(12)†	Key Employee Agreement between ValueClick and James R. Zarley dated February 7, 2008
10.14(13)†	Key Employee Agreement between ValueClick and Peter Wolfert dated February 7, 2008
10.16(14)†	Key Employee Agreement between ValueClick and John P. Pitstick dated February 7, 2008
10.17(15)†	Key Employee Agreement between ValueClick and Scott P. Barlow dated February 7, 2008
10.20(9)
Credit Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other financial institutions from time to time party thereto

Exhibit Number	Description of Document
10.21(10)
Security Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media,  Inc., Search123.com Inc., Mediaplex, Inc., BeFree, Inc., Commission Junction, Inc. and Wells Fargo Bank, National Association

10.22(11)
Guaranty Agreement dated as of November 14, 2008 by Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media, Inc., Search123.com Inc., Mediaplex, Inc., Be Free, Inc., and Commission Junction, Inc. in favor of Wells Fargo Bank, National Association

10.23(16)
Amendment to Credit Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other financial institutions from time to time party thereto

10.24(17)
Amended and Restated Credit Agreement dated as of August 19, 2011 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, L/C Issuer and Swing Line Lender), JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions from time to time party thereto

10.25(18)†	2013 Executive Incentive Compensation Plan
21.1	Subsidiaries of ValueClick
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

†	Indicates a management contract or compensatory arrangement.

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

(1)	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on August 30, 2011.

(2)	Incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(3)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by ValueClick on December 8, 2010.

(4)	Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999.

(5)	Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006.

(6)	Incorporated by reference from Registration Statement on Form S-8 (File No. 333-61278) originally filed with the Securities and Exchange Commission on April 19, 2001.

(7)	Incorporated by reference from Registration Statement on Form S-8 (File No. 333-89396) originally filed with the Securities and Exchange Commission on May 30, 2002.

(8)	Incorporated by reference from Registration Statement on Form S-8 (File No. 333-145853) originally filed with the Securities and Exchange Commission on August 31, 2007.

(9)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by ValueClick on November 18, 2008.

(10)	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by ValueClick on November 18, 2008.

(11)	Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by ValueClick on November 18, 2008.

(12)	Incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(13)	Incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(14)	Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(15)	Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K filed by ValueClick on February 29, 2008.

(16)	Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by ValueClick on February 1, 2010.

(17)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by ValueClick on August 19, 2011.

(18)	Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by ValueClick on January 29, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ValueClick, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ValueClick, Inc. and its subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2013

VALUECLICK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$136,638	$116,676
Accounts receivable, net of allowances of $6,214 and $4,731 as of December 31, 2012 and 2011, respectively	147,487	129,076
Prepaid expenses and other current assets	9,360	8,092
Income taxes receivable	7,430	7,112
Deferred tax assets	10,346	9,977
Total current assets	311,261	270,933
Note receivable, less current portion	27,615	29,700
Property and equipment, net	29,014	19,952
Goodwill	434,507	437,033
Intangible assets acquired in business combinations, net	81,822	114,007
Deferred tax assets, less current portion	12,278	8,018
Other assets	3,199	1,068
Total assets	$899,696	$880,711
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$128,383	$122,293
Other current liabilities	4,018	1,753
Short-term borrowings	10,000	10,000
Total current liabilities	142,401	134,046
Income taxes payable, less current portion	25,716	22,755
Deferred tax liabilities, less current portion	1,330	1,447
Borrowings under credit agreement, less current portion	132,500	157,500
Other non-current liabilities	7,044	1,570
Total liabilities	308,991	317,318
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 75,303,111 and 80,139,493 shares issued and outstanding at December 31, 2012 and 2011, respectively	75	80
Additional paid-in capital	538,025	552,608
Accumulated other comprehensive loss	(5,706)	(10,138)
Retained earnings	58,311	20,843
Total stockholders' equity	590,705	563,393
Total liabilities and stockholders' equity	$899,696	$880,711
The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Revenue	$660,878	$528,753	$409,883
Cost of revenue	249,259	221,403	177,064
Gross profit	411,619	307,350	232,819
Operating expenses:
Sales and marketing (includes stock-based compensation of $4,918, $3,320 and $1,280 for 2012, 2011 and 2010, respectively)	85,470	64,976	44,886
General and administrative (includes stock-based compensation of $11,492, $7,829 and $5,815 for 2012, 2011 and 2010, respectively)	81,050	58,517	51,455
Technology (includes stock-based compensation of $5,357, $2,873 and $849 for 2012, 2011 and 2010, respectively)	66,324	49,060	34,805
Amortization of intangible assets acquired in business combinations	22,420	16,646	13,089
Total operating expenses	255,264	189,199	144,235
Income from operations	156,355	118,151	88,584
Interest and other income, net	1,151	4,666	2,204
Income before income taxes	157,506	122,817	90,788
Income tax expense	61,575	28,627	13,628
Net income from continuing operations	95,931	94,190	77,160
Discontinued operations (Note 4):
Income from discontinued operations, net of tax expense of $687, $991 and $404 in 2012, 2011 and 2010, respectively	4,805	6,940	3,310
Gain on sale, net of tax expense of $1,145 in 2012 and tax benefit of $8,944 in 2010	980	—	10,040
Net income from discontinued operations	5,785	6,940	13,350
Net income	101,716	101,130	90,510
Other comprehensive income:
Change in market value of marketable securities, net of tax	—	—	5,524
Foreign currency translation	4,432	(3,749)	(2,056)
Other comprehensive income, net of tax	4,432	(3,749)	3,468
Total comprehensive income	$106,148	$97,381	$93,978

Basic net income per common share:
Continuing operations	$1.24	$1.17	$0.95
Discontinued operations	$0.07	$0.09	$0.16
Net income	$1.32	$1.26	$1.11
Diluted net income per common share:
Continuing operations	$1.22	$1.16	$0.94
Discontinued operations	$0.07	$0.09	$0.16
Net income	$1.29	$1.24	$1.10
Weighted-average shares used to calculate net income per common share:
Basic	77,342	80,323	81,615
Diluted	78,898	81,489	82,334

The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2009	—	—	83,877,696	$84	$583,682	$(9,857)	$(167,420)	$406,489
Non-cash, stock-based compensation	—	—	—	—	7,944	—	—	7,944
Shares issued in connection with employee stock programs	—	—	1,056,426	1	4,202	—	—	4,203
Repurchase and retirement of common stock	—	—	(3,959,977)	(4)	(38,552)	—	—	(38,556)
Tax benefit (shortfall) from employee stock transactions	—	—	—	—	(1,417)	—	—	(1,417)
Net income	—	—	—	—	—	—	90,510	90,510
Other comprehensive income	—	—	—	—	—	3,468	—	3,468
Balance at December 31, 2010	—	—	80,974,145	$81	$555,859	$(6,389)	$(76,910)	$472,641
Non-cash, stock-based compensation	—	—	—	—	14,022	—	—	14,022
Shares issued in connection with employee stock programs	—	—	1,388,101	1	6,944	—	—	6,945
Issuance of shares in business combinations	—	—	7,481,387	8	109,351	—	—	109,359
Assumed options from business combinations	—	—	—	—	6,944	—	—	6,944
Repurchase and retirement of common stock	—	—	(9,704,140)	(10)	(141,648)	—	(3,377)	(145,035)
Tax benefit (shortfall) from employee stock transactions	—	—	—	—	1,136	—	—	1,136
Net income	—	—	—	—	—	—	101,130	101,130
Other comprehensive income	—	—	—	—	—	(3,749)	—	(3,749)
Balance at December 31, 2011	—	—	80,139,493	$80	$552,608	$(10,138)	$20,843	$563,393
Non-cash, stock-based compensation	—	—	—	—	21,767	—	—	21,767
Shares issued in connection with employee stock programs	—	—	1,727,306	1	7,235	—	—	7,236
Repurchase and retirement of common stock	—	—	(6,563,688)	(6)	(46,541)	—	(64,248)	(110,795)
Tax benefit (shortfall) from employee stock transactions	—	—	—	—	2,956	—	—	2,956
Net income	—	—	—	—	—	—	101,716	101,716
Other comprehensive loss	—	—	—	—	—	4,432	—	4,432
Balance at December 31, 2012	—	—	75,303,111	$75	$538,025	$(5,706)	$58,311	$590,705
The accompanying notes are an integral part of these consolidated financial statements.

VALUECLICK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$101,716	$101,130	$90,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44,189	34,307	27,231
Non-cash, stock-based compensation	21,767	14,022	7,944
Provision for doubtful accounts and sales credits	4,382	2,980	1,636
Amortization of discount on note receivable	(2,370)	(2,325)	(2,488)
Gain on sale of businesses, net of tax	(980)	—	(10,040)
Realized loss on securities	—	—	2,783
Deferred income taxes	(3,397)	2,713	7,848
Net tax windfall (shortfall) from stock-based awards	2,956	1,136	(1,417)
Excess tax benefit from stock-based awards	(3,251)	(2,364)	(556)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,159)	(30,206)	(19,169)
Prepaid expenses and other assets	929	(1,455)	1,918
Accounts payable and accrued expenses	5,228	12,386	8,759
Income taxes receivable/payable	4,467	(16,420)	(18,313)
Other non-current liabilities	2,577	(981)	291
Net cash provided by operating activities	156,054	114,923	96,937
Cash flows from investing activities:
Proceeds from the sales of marketable securities	—	3,000	21,617
Proceeds from the maturities of marketable securities	—	—	150
Proceeds from disposition of property and equipment	—	—	2,613
Principal payments received on note receivable	4,191	3,694	2,652
Purchases of property and equipment	(17,472)	(11,154)	(10,029)
Acquisition of businesses, net of cash acquired	(241)	(216,532)	(41,661)
Net cash used in investing activities	(13,522)	(220,992)	(24,658)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	82,000	180,000	—
Repayments under credit agreement	(107,000)	(12,500)	—
Proceeds from shares issued under employee stock programs	7,236	6,945	4,203
Excess tax benefit from stock-based awards	3,251	2,364	556
Repurchases and retirement of common stock	(110,795)	(145,035)	(38,556)
Net cash (used in) provided by financing activities	(125,308)	31,774	(33,797)
Effect of foreign currency translations	2,738	(3,346)	(2,662)
Net increase (decrease) in cash and cash equivalents	19,962	(77,641)	35,820
Cash and cash equivalents, beginning of period	116,676	194,317	158,497
Cash and cash equivalents, end of period	$136,638	$116,676	$194,317
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,090	$995	$—
Cash paid for income taxes, net	$58,232	$42,784	$25,955
Supplemental disclosure of non-cash investing and financing activities:
Fair value of contingent payments receivable from sale of business	$3,918	$—	$—
Fair value of note receivable issued in connection with disposal of business	$—	$—	$32,800
Common stock issued in connection with acquisition of business	$—	$109,359	$—
Fair value of stock options assumed in connection with acquisition of business	$—	$6,944	$—
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

The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan, South Korea and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using its proprietary technologies. The Company gathers product and merchant data and organizes it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. The Company's Investopedia.com website provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and the Company's other vertical content websites offer consumers information and reference material across a variety of topics. The Company's services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on the Company's websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on the Company's websites.

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
The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, goodwill and other intangible assets, and contingencies and litigation. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.
Reclassifications and Corrections
Costs associated with payments to search engines for driving consumer traffic to the Company's owned and operated websites were, prior to the fourth quarter of 2011, classified in operating expenses in the Sales and marketing expense line item. Beginning in the fourth quarter of 2011, the Company began classifying these costs in the Cost of revenue line item.

Additionally, the Company corrected the accounting classification of the amortization of developed technologies and websites acquired in business combinations by including it in Cost of revenue beginning in the fourth quarter of 2011. Amortization related to developed technologies and websites acquired in business combinations was previously recorded in operating expenses in the Amortization of intangible assets acquired in business combinations line item. The amounts presented in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2010 included herein are presented using the new classifications.
The following table sets forth the effects of these revised classifications on affected items within the Company's previously reported Consolidated Statement of Comprehensive Income:

	Year Ended December 31, 2010
	As Reported	Cost Reclassification	Amortization Correction	As Adjusted
Cost of revenue	103,010	66,532	7,522	177,064
Gross profit	306,873	(66,532)	(7,522)	232,819
Sales and marketing expense	111,418	(66,532)	—	44,886
Amortization of intangible assets acquired in business combinations	20,611	—	(7,522)	13,089
In addition to the reclassifications described above, certain other reclassifications have been made to 2011 amounts to conform to 2012 presentation.
Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash equivalents consisted primarily of money market accounts.
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
Financing Receivables
The Company defines financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates, have maturities greater than one year and that are recognized as an asset on its consolidated balance sheets. As of December 31, 2012, the Company determined that its note receivable, net of discount, of $29.4 million is a financing receivable. The Company records this note receivable at amortized cost and recognizes interest income as earned. The Company monitors the financial condition of its debtor by reviewing quarterly financial statements of the debtor and the debtor's ability to meet its regularly scheduled payments. For the year ended and as of December 31, 2012, there have been no indicators of possible credit loss. As such, the Company has not recorded any allowance for credit losses associated with this note receivable. While the Company uses the best information available in making its determination, the ultimate recovery of this note receivable is also dependent upon future economic events and other conditions that may be beyond our control. Should such unfavorable events arise in the future, the Company will record an allowance for credit losses to reflect the impaired value of the note receivable. Refer to Note 5 for additional details on this note receivable.

Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of seven years or the term of the lease for leasehold improvements, and three years for vehicles.
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
Goodwill
The Company tests for impairment of goodwill annually as of December 31 at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined it has four reporting units consisting of the Affiliate Marketing, Media, Dotomi, and Owned & Operated Websites operating segments. The impairment test is a two-step process, whereby in the first step, the Company compares the estimated fair value of the reporting unit with the reporting unit's carrying amount, including goodwill. The Company generally determines the estimated fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment, if any. For the years ended December 31, 2012 and 2011, there was no impairment of goodwill.
Long-lived Assets
Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2012 and 2011.
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

The Company's Media and Owned & Operated Websites segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for the Company's Mediaplex business where revenue is generated primarily from fixed or transaction volume-based monthly fees, in the period that the Company makes its technologies available to its customers on an application services provider ("ASP") basis, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in Media and Owned & Operated Websites segment transactions in that the Company is the primary obligor to the advertiser customers. Revenue is recognized in the Company's Media and Owned & Operated Websites segments on a gross basis, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.
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
Sales and Marketing
Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing personnel and related support teams, certain offline advertising costs, travel, trade shows, and marketing materials. Advertising costs are expensed as incurred and, after the reclassification to Cost of revenue of costs associated with payments to search engines as described above, totaled $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
General and Administrative
General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt, and other general overhead costs.
Technology
Technology expenses include costs associated with the maintenance and ongoing development of the Company's technology platforms, including compensation and employee benefits associated with the Company's engineering and network operations departments, as well as costs for contracted services and supplies. The Company reviews costs incurred in the application development stage and assesses such costs for capitalization. Due to the constant evolution and ongoing development of the Company's technology platforms, no internal software development costs were capitalized in the years ended December 31, 2012, 2011 and 2010.

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
Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end currency exchange rates while revenue, expenses, gains, and losses are translated at the average currency exchange rates in effect for the period. Except for certain intercompany balances that have been designated as short-term in nature, the effects of these translation adjustments are reported in accumulated other comprehensive loss. The Company records the effects of the translation adjustments related to the short-term intercompany balances in interest and other income, net. The effects of these translation adjustments were not material to the Company's results of operations for the years ended December 31, 2012, 2011 and 2010.
Transaction gains and losses related to transactions with third parties denominated in other than the functional currency were not material to the Company's Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.
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
Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits. At December 31, 2012, no customers accounted for more than 10% of the accounts receivable balance. For the years ended December 31, 2012, 2011 and 2010, Google accounted for approximately 11.0%, 15.3% and 15.9% of total revenue, respectively.
Fair Value of Financial Instruments
The Company's financial instruments, including cash and cash equivalents, net accounts receivable and accounts payable and accrued expenses are carried at historical cost. At December 31, 2012 and 2011, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company's debt is also carried at historical cost. At December 31, 2012 and 2011, the fair value of the Company's debt approximated its carrying amount.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Comprehensive Income in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability (including interest if applicable) is established in the consolidated financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Interest and penalties, if any, are included as components of income tax expense and income taxes payable.
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
Comprehensive Income
GAAP establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income, relate to foreign currency translation adjustments for the years ended December 31, 2012 and 2011, and both foreign currency translation adjustments and unrealized gains/losses on marketable securities for the year ended December 31, 2010. As of December 31, 2012 and 2011, the accumulated balance of the foreign currency translation adjustment was a loss of $5.7 million and $10.1 million, respectively.
Business Segments
The Company uses the "management approach" to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's four reportable segments. Using the management approach, the Company determined that it has four operating segments, consisting of Affiliate Marketing, Media, Dotomi, and Owned & Operated Websites. The Media and Dotomi operating segments have been aggregated into one reportable segment due to their business similarities and similar economic characteristics.
Recently Issued Accounting Standards
In July 2012, the Financial Accounting Standards Board ("FASB") issued amendments to the goodwill and indefinite-lived intangible assets impairment guidance which provides an option for companies to not calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of this amended accounting guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This guidance eliminated the option to report other comprehensive income and its components in the statement of stockholders' equity. This standard became effective for interim and annual periods beginning after December 15, 2011 and requires retrospective application. Also, in December 2011, the FASB indefinitely deferred the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company early adopted the presentation requirement of other comprehensive income by presenting the components of income and other comprehensive income in a single continuous statement.

In May 2011, the FASB issued new accounting guidance that amended some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
2. Fair Value Measurements
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
As of December 31, 2012 and 2011, the Company's financial instruments required to be measured at fair value consist of cash equivalents, net accounts receivable, accounts payable and accrued expenses, and debt. The carrying value of the cash equivalents, net accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value because of their short-term nature. The carrying value of the Company's debt approximates its fair value based on Level 2 inputs, and after consideration of default and credit risk.

3. Recent Business Combinations
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
The Company does not expect any goodwill to be tax deductible.
Pro forma Results of Operations. The historical operating results of Dotomi prior to its acquisition date have not been included in the Company's historical consolidated operating results. Pro forma results of operations data (unaudited) for the years ended December 31, 2011 and 2010, as if the acquisition had occurred on January 1, 2010, are as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Revenue	$579,251	459,778
Net income	$97,104	77,235
Basic net income per common share	$1.12	0.87
Diluted net income per common share	$1.10	0.86
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
The Company does not expect any goodwill to be tax deductible.
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
4. Discontinued Operations
On September 30, 2012, the Company completed the disposition of Search123, its self-service paid search business operating in Europe. The Company sold Search123 to the former executive in charge of the Company's European operations. The terms of the transaction consist of future contingent payments based upon the performance of the business over the next four years. The estimated fair value of the contingent payments receivable was $3.9 million on the date of sale and $3.8 million at December 31, 2012, based on a discounted cash flow model of the forecasted performance of Search123 using Level 3 inputs. The divestiture generated, in the third quarter of 2012, a pre-tax gain of $2.1 million and a $1.0 million gain net of income taxes. The historical results of Search123 are treated as discontinued operations herein.
The following amounts related to Search123 were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$20,659	$31,402	$20,915

Income from discontinued operations before income taxes	5,492	7,931	3,936
Income tax expense	687	991	492
Income from discontinued operations, net of tax, before gain on sale	4,805	6,940	3,444
Gain on sale, net of tax expense of $1,145	980	—	—
Net income from discontinued operations	$5,785	$6,940	$3,444
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

The following amounts related to Web Clients were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

Year Ended December 31, 2010
Revenue	$5,926

Loss from discontinued operations before income taxes	(222)
Income tax benefit	(88)
Loss from discontinued operations, net of tax, before gain on sale	(134)
Gain on sale, net of tax benefit of $8,944	10,040
Net income from discontinued operations	$9,906
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
The following table details the composition of the note receivable at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Note receivable, gross	$34,463	$38,654
Discount	(5,017)	(7,387)
Note receivable, net of discount	29,446	31,267
Less: current portion	(1,831)	(1,567)
Note receivable, less current portion	$27,615	$29,700
The Company classifies the portion of the note receivable due within one year as current assets in the caption "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets. The total long-term portion of the note receivable as of December 31, 2012 and 2011 is classified separately on the Consolidated Balance Sheet. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of December 31, 2012 and 2011, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the "Interest and other income, net" caption in the accompanying Consolidated Statements of Comprehensive Income. Total interest income recognized for the years ended December 31, 2012 and 2011 was $4.2 million and $4.4 million, respectively.

6. Goodwill and Intangible Assets
In performing the annual goodwill impairment test as of December 31, 2012 no impairment was identified. Furthermore, the estimated fair values of each of our reporting units exceeded their carrying values by at least 49% as of December 31, 2012. In addition, no events or circumstances indicated the existence of a potential impairment in the Company's held and used intangible assets. Accordingly, an impairment test was not performed for the Company's held and used intangible assets.
As of December 31, 2012, the Company's reporting units consisted of the Affiliate Marketing, Media, Dotomi, and Owned & Operated Websites operating segments. Below is assigned goodwill by reporting unit (in thousands):

	Affiliate Marketing	Media	Dotomi	Owned & Operated Websites	Total
Balance at December 31, 2010	$30,441	$217,914	$—	$256,863	$505,218
Accumulated impairment losses	—	(112,000)	—	(210,000)	(322,000)
	30,441	105,914	—	46,863	183,218
Foreign currency translation adjustments	(78)	(33)	—	(308)	(419)
Tax adjustments	—	(9)	—	—	(9)
Acquisition	—	46,497	207,746	—	254,243
Balance at December 31, 2011	30,363	264,369	207,746	256,555	759,033
Accumulated impairment losses	—	(112,000)	—	(210,000)	(322,000)
	30,363	152,369	207,746	46,555	437,033
Foreign currency translation adjustments	275	117	—	687	1,079
Tax adjustments	—	(1,090)	(1,485)	—	(2,575)
Acquisition adjustments	—	—	600	—	600
Disposition	—	—	—	(1,630)	(1,630)
Balance at December 31, 2012	30,638	263,396	206,861	255,612	756,507
Accumulated impairment losses	—	(112,000)	—	(210,000)	(322,000)
	$30,638	$151,396	$206,861	$45,612	$434,507
Goodwill with a book value of $41.5 million and $46.6 million is tax deductible as of December 31, 2012 and 2011, respectively.
The Company's acquired intangible assets as of December 31, 2012 are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted-Average Useful Life
Customer, affiliate and advertiser relationships	6
Trademarks, trade names and domain names	7
Developed technologies and websites	4

The gross carrying amounts and accumulated amortization of the Company's acquired intangible assets were as follows at December 31, 2012 and 2011 (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
December 31, 2012:
Customer, affiliate and advertiser relationships	$108,209	$(59,593)	$48,616
Trademarks, trade names and domain names	34,276	(23,968)	10,308
Developed technologies and websites	66,164	(43,266)	22,898
Covenants not to compete	—	—	—
Total intangible assets	$208,649	$(126,827)	$81,822

December 31, 2011:
Customer, affiliate and advertiser relationships	$107,686	$(42,238)	$65,448
Trademarks, trade names and domain names	33,583	(20,340)	13,243
Developed technologies and websites	66,125	(33,277)	32,848
Covenants not to compete	4,070	(1,602)	2,468
Total intangible assets	$211,464	$(97,457)	$114,007
The decrease in the gross intangible assets balance was due to the write-off of fully amortized covenants not to compete assets offset partially by increases in the remaining intangible asset balances due to the effect of exchange rates on translations of foreign intangible asset balances. Amortization expense related to intangible assets totaled $32.4 million, $26.3 million and $20.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization of acquired developed technologies and websites included in consolidated cost of revenue	9,995	9,633	7,522
Amortization of acquired intangible assets included in operating expenses	22,420	16,646	13,089
Total	32,415	26,279	20,611
Estimated intangible asset amortization expense for the next five years ending December 31 and thereafter is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
2013	$9,350	$15,542	$24,892
2014	$8,475	$15,339	$23,814
2015	$4,762	$15,281	$20,043
2016	$311	$9,821	$10,132
2017	$—	$1,138	$1,138
Thereafter	$—	$1,803	$1,803

7. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2012	2011
Computer equipment and purchased software	$57,935	$44,673
Furniture and equipment	6,948	4,924
Leasehold improvements	8,467	3,400
	73,350	52,997
Less: accumulated depreciation and amortization	(44,336)	(33,045)
	$29,014	$19,952
Total depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2012, 2011 and 2010 was $11.7 million, $7.9 million and $6.4 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2012	2011
Accounts payable, including amounts due to publishers	$81,520	$79,368
Advertiser deposits	18,734	16,622
Accrued salaries and benefits	14,936	13,290
Other accrued expenses	13,193	13,013
	$128,383	$122,293
9. Income Taxes
The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$142,981	$102,792	$73,778
Foreign	14,525	20,025	17,010
Income from continuing operations before income taxes	$157,506	$122,817	$90,788

Income tax expense attributable to continuing operations is comprised of the following components (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$54,251	$15,616	$(3,419)
State	7,082	7,303	5,941
Foreign	3,614	3,013	3,374
	64,947	25,932	5,896
Deferred:
Federal	(2,624)	2,962	5,814
State	(886)	(484)	3,163
Foreign	138	217	(1,245)
	(3,372)	2,695	7,732
Income tax expense	$61,575	$28,627	$13,628
Income tax expense (benefit) attributable to discontinued operations, including the tax expense (benefit) related to the sale of discontinued operations, was $1.8 million, $1.0 million and $(8.5) million for the years ended December 31, 2012, 2011 and 2010, respectively.
Income tax expense (benefit) of $(3.0) million, $(1.1) million and $1.4 million attributable to stock option grants and restricted stock awards during the years ended December 31, 2012, 2011 and 2010, respectively, were recorded as decreases (increases) to additional paid-in capital and did not, therefore, result in an expense (benefit) in the Consolidated Statements of Comprehensive Income.
The components of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$9,022	$12,192
Depreciation and amortization	28,610	34,768
Equity compensation	5,069	2,497
State tax	5,789	4,624
Discount on Note	1,962	2,947
Capital loss carryforward	1,044	1,070
Other	8,080	7,077
Gross deferred tax assets	59,576	65,175
Valuation allowance	(2,983)	(2,614)
Net deferred tax assets	56,593	62,561
Deferred tax liabilities:
Acquired intangible assets	28,543	40,199
Other	6,757	5,814
Total deferred tax liabilities	35,300	46,013
Net deferred tax assets	21,293	16,548
Current portion of net deferred tax assets	10,345	9,977
Long-term portion of net deferred tax assets	10,948	6,571
Net deferred tax assets	$21,293	$16,548

As of December 31, 2012 and 2011, based upon the Company's evaluation of both positive and negative evidence, the Company determined it is more likely than not that certain deferred tax assets may not be realizable. As of December 31, 2012 and 2011, the valuation allowance attributable to deferred tax assets was $3.0 million and $2.6 million, respectively, representing an overall increase of $0.4 million. The increase in valuation allowance relates primarily to certain foreign net operating loss carryforwards and other foreign tax benefits which the Company deems more likely than not will expire unutilized. As of December 31, 2012, the Company had net operating loss carryforwards for federal and state purposes of $19.8 million and $19.9 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2015, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits during 2012, 2011, and 2010 is as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits balance at January 1	$16,883	$31,831	$52,032
Add:
Additions based on tax positions related to the current year	3,189	1,557	2,303
Additions for tax positions of prior years	2,006	1,013	959
Acquired unrecognized tax benefits	57	454	—
Deduct:
Settlements with tax authorities	(220)	—	(83)
Reductions as a result of lapse of applicable statute of limitations	(2,200)	(17,971)	(22,869)
Reductions for tax positions of prior years	(15)	(1)	(511)
Unrecognized tax benefits balance at December 31	$19,700	$16,883	$31,831
The total amount of unrecognized tax benefits of $15.2 million at December 31, 2012, if ultimately recognized, will reduce the Company's effective tax rate.
The Company's policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $2.4 million, $1.3 million and $1.7 million, respectively, in gross interest and penalties expense related to uncertain tax positions. During the years ended December 31, 2012, 2011 and 2010, gross interest and penalties expense was offset by a reversal of prior accrued interest and penalties of $0.8 million, $2.5 million and $4.4 million, respectively, as a result of the expiration of certain statutes of limitations. During each of the years ended December 31, 2012 and 2011, the Company assumed $0.2 million of gross interest and penalties related to acquired unrecognized tax benefits. As of December 31, 2012 and 2011, the Company had an accrued liability of $9.6 million and $7.8 million, respectively, for interest and penalties related to uncertain tax positions. These amounts are included in non-current income taxes payable.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2007 through 2012 tax years for federal purposes, 2004 through 2012 tax years for various state jurisdictions, and 2004 through 2012 tax years for various foreign jurisdictions. The Company is currently under examination by various state and foreign tax authorities for the 2004 through 2010 tax years and under federal examination for the 2007 tax year. Facts and circumstances could arise in the twelve-month period following December 31, 2012 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The overall effective income tax rate for continuing operations differs from the statutory federal tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	3.6	6.4
Effects of foreign income	(1.0)	(2.5)	(2.6)
Change in valuation allowance	0.2	0.1	1.0
Lapse of statute of limitations, net of unrecognized tax benefits	0.5	(13.9)	(24.5)
Other, net	1.9	1.0	(0.3)
Overall effective income tax rate	39.1%	23.3%	15.0%
The Company files a consolidated federal income tax return as well as state and foreign tax returns.
As of December 31, 2012, withholding and U.S. income taxes have not been provided on $67.4 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings will be permanently reinvested in foreign operations. The determination of taxes associated with the $67.4 million of unremitted earnings is not practicable.
The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which includes a reinstatement of the federal research and development credit for the tax year ended December 31, 2012. We estimate that our tax credit for 2012 would have been approximately $0.6 million, which we will record as a discrete benefit in the first quarter of 2013.
10. Capitalization
Share Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.
Since the inception of the Program and through December 31, 2011, our board of directors authorized a total of $633.3 million for repurchases under the Program and the Company repurchased a total of 64.4 million shares of its common stock for approximately $592.5 million. In 2012, the Company's board of directors authorized an additional $159.2 million for repurchases under the Program. During the year ended December 31, 2012, the Company repurchased 6.6 million shares for $110.7 million, leaving up to an additional $89.3 million of its capital to be used to repurchase shares of its outstanding common stock under the Program as of December 31, 2012.
Repurchases have been funded from available working capital and borrowings under our credit facility, and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by us, and the Company may discontinue repurchases at any time that its management or board of directors determines additional repurchases are not warranted. The amounts authorized by the board of directors exclude broker commissions.
11. Stock-Based Compensation
1999 Stock Option Plan and 2002 Stock Incentive Plan
On May 13, 1999, the Company's board of directors adopted and the stockholders approved the 1999 Stock Option Plan (the "1999 Stock Plan"). A total of 5,000,000 shares of common stock were reserved for issuance under the 1999 Stock Plan.
On May 23, 2002, the board of directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively the "2002 Stock Plan"), resulting in 15,000,000 common shares reserved for issuance. On May 6, 2011, the Company's stockholders approved the amended and restated 2002 Stock Plan (the "Amended and Restated 2002 Stock Plan") to increase the number of shares reserved for issuance by approximately 3.8 million shares. As of December 31, 2012, there are 8,964,312 shares available for future grant.

The Amended and Restated 2002 Stock Plan provides for the granting of non-statutory and incentive stock options and restricted stock awards to, among other parties, employees, officers and directors of the Company. Restricted stock grants generally vest over a four-year period or, in the case of certain restricted stock grants to directors, over a two- to four-year period.
The following table summarizes stock option activity under the Company's stock plans for the years ended December 31, 2012, 2011 and 2010:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2009	2,616,915	$15.40
Granted	—	$—
Exercised	(244,344)	$9.23
Forfeited/expired	(341,394)	$31.95
Options outstanding at December 31, 2010	2,031,177	$13.41
Granted	16,500	$16.64
Assumed options from business combinations	1,320,290	$1.92
Exercised	(504,323)	$9.47
Forfeited/expired	(426,926)	$13.66
Options outstanding at December 31, 2011	2,436,718	$7.98
Granted	—	$—
Exercised	(628,266)	$5.91
Forfeited/expired	(174,068)	$8.18
Options outstanding at December 31, 2012	1,634,384	$8.76	4.10	$17,543
Options vested at December 31, 2012 and expected to vest after December 31, 2012	1,629,761	$8.77	4.09	$17,467
Options exercisable at December 31, 2012	1,411,225	$9.74	3.54	$13,782
The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $7.8 million, $3.6 million and $979,000, respectively. The weighted-average estimated grant date fair value of stock options granted for the year ended December 31, 2011 was $13.40, which includes the weighted-average fair value of stock options assumed in business combinations of $13.50. Excluding stock options assumed in business combinations, the weighted-average estimated grant date fair value of stock options granted for the year ended December 31, 2011 was $5.69. There were no stock options granted or assumed in 2012 and 2010.
As of December 31, 2012 and 2011, there was $2.2 million and $7.5 million, respectively, of total unrecognized stock-based compensation related to unvested stock options. The weighted-average remaining vesting period for stock options is two years.
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

The following table summarizes activity for restricted stock awards during the years ended December 31, 2012, 2011 and 2010:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2009	1,507,810	$10.22
Granted	883,000	$9.72
Vested	(576,625)	$10.92
Forfeited	(200,562)	$11.00
Unvested at December 31, 2010	1,613,623	$9.60
Granted	1,434,500	$15.26
Assumed awards from business combinations	333,746	$15.30
Vested	(662,566)	$10.78
Forfeited	(148,812)	$11.43
Unvested at December 31, 2011	2,570,491	$13.08
Granted	1,840,000	$17.21
Vested	(1,164,085)	$11.70
Forfeited	(327,292)	$15.68
Unvested at December 31, 2012	2,919,114	$15.95
The intrinsic value of unvested restricted stock awards at December 31, 2012, 2011 and 2010 was $56.7 million, $41.9 million and $25.9 million, respectively. The fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $15.0 million, $10.8 million and $6.6 million, respectively. As of December 31, 2012 and 2011, there was $35.1 million and $26.6 million, respectively, of total unrecognized stock-based compensation related to unvested restricted stock awards. The weighted-average remaining vesting period is 2.9 years for these awards.
Employee Stock Purchase Plan
The Company commenced its Employee Stock Purchase Plan (the "Purchase Plan") in September 2007, which allows employees to purchase shares of the Company's common stock through payroll deductions of up to 20 percent of their annual, eligible compensation subject to certain Internal Revenue Code and Purchase Plan limitations. The Purchase Plan provided for the issuance of a cumulative maximum of 1.5 million shares of common stock. On May 8, 2012, the Company's stockholders approved the amended and restated Employee Stock Purchase Plan (the "Amended and Restated Purchase Plan") to increase the number of shares reserved for issuance by 2.0 million shares to a total of 3.5 million shares authorized. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each twelve-month offering period or the specified purchase date. For the years ended December 31, 2012, 2011 and 2010, 269,000 shares, 221,000 shares and 235,000 shares, respectively, were purchased under the Purchase Plan. For the years ended December 31, 2012, 2011 and 2010, stock-based compensation recognized under the Purchase Plan was $1.3 million, $920,000 and $776,000, respectively. As of December 31, 2012, there was $1.0 million of unrecognized stock-based compensation related to the Purchase Plan which is expected to be recognized over a weighted-average period of approximately five months.

Valuation and Expense Information of Stock-Based Compensation
For the years ended December 31, 2012, 2011 and 2010, the Company recognized stock-based compensation of $21.8 million, $14.0 million and $7.9 million, respectively, in continuing operations. The following table summarizes, by consolidated statement of operations line item the impact of stock-based compensation and the related income tax benefits recognized for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Sales and marketing	$4,918	$3,320	$1,280
General and administrative	11,492	7,829	5,815
Technology	5,357	2,873	849
Stock-based compensation	21,767	14,022	7,944
Related income tax benefits	(6,670)	(3,865)	(2,977)
Stock-based compensation, net of tax benefits	$15,097	$10,157	$4,967
There was no stock-based compensation recorded in discontinued operations, and the Company has not capitalized as an asset any stock-based compensation, for the years ended December 31, 2012, 2011 and 2010.
GAAP requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation for such stock options. For the years ended December 31, 2012, 2011 and 2010, excess tax benefits of $3.3 million, $2.4 million and $556,000, respectively, have been classified as a financing activity in the consolidated statements of cash flows.
The Company calculated the estimated fair value of each stock-based award on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Stock Options
	Year Ended December 31,
	2012	2011	2010
Risk-free interest rates	—%	0.2%	—%
Expected lives (in years)	—	1.1	—
Dividend yield	—%	—%	—%
Expected volatility	—%	41%	—

	Employee Stock Purchase Plan
	Year Ended December 31,
	2012	2011	2010
Risk-free interest rates	0.1%	0.1%	0.2%
Expected lives (in years)	0.7	0.7	0.7
Dividend yield	—%	—%	—%
Expected volatility	45%	43%	43%
The risk-free interest rate used in the Company's fair value estimates are based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company estimated the expected life of each stock option granted in 2011 based on historical data of stock option exercises, cancellation and options outstanding for similarly issued stock options. The expected life of options granted under the Purchase Plan represents the weighted-average amount of time remaining in the twelve-month offering period. The Company's computation of expected volatility for the years ended December 31, 2012, 2011 and 2010 was based on a combination of historical and market-based implied volatility from traded options on the Company's common stock.

12.   Net Income per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income from continuing operations	$95,931	$94,190	$77,160
Net income from discontinued operations	5,785	6,940	13,350
Net income	$101,716	$101,130	$90,510
Denominator:
Denominator for basic calculation—weighted-average common shares	77,342	80,323	81,615
Weighted-average effect of dilutive securities	1,556	1,166	719
Denominator for diluted calculation	78,898	81,489	82,334
Basic net income per common share:
Continuing operations	$1.24	$1.17	$0.95
Discontinued operations	$0.07	$0.09	$0.16
Net income	$1.32	$1.26	$1.11
Diluted net income per common share:
Continuing operations	$1.22	$1.16	$0.94
Discontinued operations	$0.07	$0.09	$0.16
Net income	$1.29	$1.24	$1.10
Employee stock-based awards totaling 0.3 million shares, 0.6 million shares and 1.9 million shares for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method.
13.   Defined Contribution Plans
Prior to 2006, the Company had various savings plans (the "Savings Plans") that qualified as defined contribution plans under Section 401(k) of the Internal Revenue Code. In 2006, the Savings Plans were consolidated into one savings plan (the "Master Savings Plan"), which also qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Master Savings Plan, participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service's annual contribution limit. All full-time domestic employees of the Company are eligible to participate in the Master Savings Plan. The Master Savings Plan does not permit investment of participant contributions in the Company's common stock. Company matching contributions to the Master Savings Plan is discretionary. Company contributions to the Master Savings Plan amounted to $1.2 million, $883,000 and $738,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
14.   Related Party Transactions
There were no material related party transactions for the years ended December 31, 2012, 2011 and 2010.

15.   Credit Agreement
On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced the Company's previous $100 million line of credit. The Credit Facility originally consisted of a revolving loan commitment of $150 million and a term loan of $50 million, with a Company option to increase the total revolving loan commitment to $200 million subject to certain conditions. On June 29, 2012, the Company entered into a Commitment Increase Agreement to increase the total revolving loan commitment under the Credit Facility to $200 million. The Credit Facility expires on August 19, 2016. Borrowings under the facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's prime rate, (b) the federal funds rate plus 1.50% and (c) the one month reserve adjusted daily LIBOR rate plus 1.50%, or (ii) the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.25% to 2.00% for LIBOR loans and from 0.25% to 1.00% for Base Rate loans.

Certain of the Company's domestic subsidiaries have guaranteed the obligations of the Company and all future domestic subsidiaries of the Company also are required to guarantee the obligations of the Company under the Credit Facility. The Company's obligations are collateralized by a lien on substantially all of its present and future assets pursuant to a separate security agreement (the "Security Agreement"). In addition, the obligations of each subsidiary guarantor are collateralized by a lien on substantially all of such subsidiary’s present and future assets pursuant to a separate guaranty agreement (the "Guaranty Agreement"). The subsidiary guarantees and the collateral under the Security Agreement are subject to release upon fulfillment of certain conditions specified in the Credit Facility, Security Agreement and the Guaranty Agreement.

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company used borrowings under the Credit Facility to fund a portion of the Dotomi acquisition described in Note 3 and subsequent stock repurchases. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.35% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At December 31, 2012, there was $105.0 million outstanding under the revolving loan commitment, and $37.5 million was outstanding under the term loan. The difference between the carrying amount and the fair value of the debt outstanding at December 31, 2012 is not material. The term loan requires payments of $2.5 million per quarter on the last day of each calendar quarter. Term loan maturities on a calendar year basis are as follows (in thousands):

	2013	2014	2015	2016
Term loan maturities	$10,000	$10,000	$10,000	$7,500

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million through September 2012 and $125 million thereafter, and minimum unrestricted, unencumbered liquid asset requirements. At December 31, 2012 and 2011, the Company was in compliance with all of the financial covenants of the Credit Facility.

In conjunction with the term loan borrowing under the Credit Facility, the Company entered into an interest rate swap agreement to limit its exposure to fluctuations in interest rates and fix the interest payments on the term loan. The terms of the swap match the critical terms of the term loan. Under the swap agreement, the Company pays a fixed rate of 0.91% and receives one-month LIBOR, which is the benchmark interest rate on the variable rate term loan. The fair value of the swap at December 31, 2012 and its impact on interest expense for the year then ended is immaterial to the Company's consolidated financial statements.

16.   Commitments and Contingencies
Leases
Future minimum lease payments as of December 31, 2012 under non-cancelable operating leases, and related sublease income, with initial lease terms in excess of one year, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31:	Operating Lease Commitments	Operating Sublease Income
2013	$7,835	$(364)
2014	8,156	(316)
2015	7,263	(34)
2016	6,232	—
2017	4,560	—
Thereafter	11,187	—
Total minimum lease payments	$45,233	$(714)
Operating leases consist primarily of facility leases. Certain of the Company's operating leases include escalation clauses that periodically adjust rental expense to reflect changes in price indices. The Company records rent expense on a straight-line basis over the lease term.
Total rent expense under operating leases, net of sublease income, was $7.5 million, $6.0 million and $5.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, the Company had the following purchase obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Purchase obligations	$4,043	$2,671	$1,369	$3	$—
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.
Standby letters of credit are maintained pursuant to certain of the Company's lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Commitments under standby letters of credit as of December 31, 2012 are scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$501	$—	$290	$211	$—
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
17.   Segments and Geographic Information
The Company derives its revenue from three reportable segments. These reportable segments are presented on a worldwide basis and include: Affiliate Marketing, Media and Owned & Operated Websites. The Company accounts for inter-segment revenue as if the revenue was derived from third parties, that is, at current market prices. The following table provides revenue, segment income from operations and total assets for each of the Company's three reportable segments. Segment income from operations, as shown below, excludes the effects of: stock-based compensation; amortization of intangible assets; and corporate expenses, as these items are excluded from the segment performance measures utilized by the Company's chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a reportable segment, and include: salaries and benefits for the Company's executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance and certain legal fees; insurance; and, other corporate expenses.

	Revenue			Segment Income from Operations			Total Assets
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in thousands)
Affiliate Marketing	$149,527	$139,409	$124,126	$91,350	$84,573	$69,552	$65,208	$59,597	$61,593
Media	390,635	261,324	169,041	120,205	74,577	50,223	562,247	579,224	183,617
Owned & Operated Websites	121,058	128,419	117,630	28,043	25,833	24,027	106,156	93,946	138,399
Inter-segment revenue	(342)	(399)	(914)	—	—	—	—	—	—
Corporate assets	—	—	—	—	—	—	166,085	147,944	229,958
Total	$660,878	$528,753	$409,883	$239,598	$184,983	$143,802	$899,696	$880,711	$613,567
A reconciliation of segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Segment Income from Operations
	2012	2011	2010
Segment income from operations	$239,598	$184,983	$143,802
Corporate expenses	(29,061)	(26,531)	(26,663)
Stock-based compensation	(21,767)	(14,022)	(7,944)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(9,995)	(9,633)	(7,522)
Amortization of acquired intangible assets included in consolidated operating expenses	(22,420)	(16,646)	(13,089)
Consolidated income from operations	$156,355	$118,151	$88,584

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media and Owned & Operated Websites segments is as follows for each period (in thousands):

	Year Ended December 31,
	2012	2011	2010
Affiliate Marketing	$1,300	$1,062	$1,052
Media	8,692	4,914	3,262
Owned & Operated Websites	1,274	1,603	1,391
Corporate	457	334	725
Total	$11,723	$7,913	$6,430
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
The Company's geographic information was as follows (in thousands):

	Year Ended December 31, 2012		Long-lived Assets at December 31, 2012
	Revenue	Income from Operations
United States	$581,329	$141,019	$25,700
United Kingdom	40,303	6,972	449
Other countries	45,612	8,364	2,865
Inter-regional eliminations	(6,366)	—	—
Total	$660,878	$156,355	$29,014

	Year Ended December 31, 2011		Long-lived Assets at December 31, 2011
	Revenue	Income from Operations
United States	$450,612	$100,793	$16,863
United Kingdom	35,059	7,658	454
Other countries	49,076	9,700	2,635
Inter-regional eliminations	(5,994)	—	—
Total	$528,753	$118,151	$19,952

	Year Ended December 31, 2010
	Revenue	Income from Operations
United States	$341,110	$76,250
United Kingdom	34,499	7,069
Other countries	40,350	5,265
Inter-regional eliminations	(6,076)	—
Total	$409,883	$88,584

SCHEDULE II
VALUECLICK, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Other Adjustments(2)	Deductions	Balance at End of Period
Allowance for doubtful accounts and sales credits(1):
Year Ended December 31, 2012	$4,731	$4,382	$—	$(2,899)	$6,214
Year Ended December 31, 2011	$3,976	$2,980	$165	$(2,390)	$4,731
Year Ended December 31, 2010	$4,225	$1,636	$—	$(1,885)	$3,976
_______________

(1)	Items relating to the allowance for doubtful accounts are charged to expense. Items relating to sales credits are charged against revenue.

(2)	Other adjustments represent increases from acquisitions and decreases from the reclassification of amounts related to assets held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 26th day of February, 2013.

VALUECLICK, INC.

By:	/s/ JOHN GIULIANI
John Giuliani Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint each of John Giuliani and John Pitstick their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN GIULIANI	Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2013
John Giuliani

/s/ JOHN PITSTICK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013
John Pitstick

/s/ JAMES R. ZARLEY	Director and Executive Chairman of the Board	February 26, 2013
James R. Zarley

/s/ DAVID S. BUZBY	Director	February 26, 2013
David S. Buzby

/s/ MARTIN T. HART	Director	February 26, 2013
Martin T. Hart

/s/ JEFFREY F. RAYPORT	Director	February 26, 2013
Jeffrey F. Rayport

/s/ JAMES A. CROUTHAMEL	Director	February 26, 2013
James A. Crouthamel

/s/ JAMES R. PETERS	Director	February 26, 2013
James R. Peters