Form 10-Q
period 2013-03-31
VALUECLICK INC/CA
filed 2013-05-09
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2013 was 76,214,327.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,134	$136,638
Accounts receivable, net	123,017	147,487
Prepaid expenses and other current assets	10,693	9,360
Income taxes receivable	5,768	7,430
Deferred tax assets, current portion	9,823	10,346
Total current assets	278,435	311,261
Note receivable, less current portion	27,117	27,615
Property and equipment, net	29,429	29,014
Goodwill	434,265	434,507
Intangible assets acquired in business combinations, net	75,346	81,822
Deferred tax assets, less current portion	11,500	12,278
Other assets	2,278	3,199
TOTAL ASSETS	$858,370	$899,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$106,541	$128,383
Other current liabilities	9,285	4,018
Borrowings under credit agreement, current portion	10,000	10,000
Total current liabilities	125,826	142,401
Income taxes payable	27,075	25,716
Deferred tax liabilities	1,223	1,330
Borrowings under credit agreement, less current portion	70,000	132,500
Other non-current liabilities	7,248	7,044
TOTAL LIABILITIES	231,372	308,991

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 76,144,910 and 75,303,111 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	76	75
Additional paid-in capital	550,901	538,025
Accumulated other comprehensive loss	(8,573)	(5,706)
Retained earnings	84,594	58,311
Total stockholders’ equity	626,998	590,705
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$858,370	$899,696

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended March 31,
	2013	2012

Revenue	$165,438	$146,432
Cost of revenue	62,355	54,685
Gross profit	103,083	91,747

Operating expenses:
Sales and marketing	22,465	20,927
General and administrative	18,213	19,572
Technology	16,700	16,080
Amortization of intangible assets acquired in business combinations	3,923	6,324
Total operating expenses	61,301	62,903
Income from operations	41,782	28,844
Interest and other (expense) income, net	(595)	229
Income before income taxes	41,187	29,073
Income tax expense	14,904	8,875
Net income from continuing operations	26,283	20,198
Discontinued operations (Note 4):
Net income from discontinued operations	—	1,373
Net income	26,283	21,571

Other comprehensive income:
Foreign currency translation	(2,867)	3,664
Total comprehensive income	$23,416	$25,235

Basic net income per common share from:
Continuing operations	$0.35	$0.25
Discontinued operations	$—	$0.02
Net income	$0.35	$0.27

Diluted net income per common share from:
Continuing operations	$0.34	$0.25
Discontinued operations	$—	$0.02
Net income	$0.34	$0.26

Weighted-average shares used to calculate net income per common share:
Basic	75,648	80,339
Diluted	77,567	82,106

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	—	—	75,303,111	$75	$538,025	$(5,706)	$58,311	$590,705
Non-cash, stock-based compensation	—	—	—	—	4,797	—	—	4,797
Shares issued in connection with employee stock programs	—	—	841,799	1	5,834	—	—	5,835
Tax benefit from employee stock transactions	—	—	—	—	2,245	—	—	2,245
Net income	—	—	—	—	—	—	26,283	26,283
Foreign currency translation	—	—	—	—	—	(2,867)	—	(2,867)
Balance at March 31, 2013	—	—	76,144,910	$76	$550,901	$(8,573)	$84,594	$626,998

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-month Period Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$26,283	$21,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,709	11,447
Non-cash, stock-based compensation	4,797	6,086
Provision for doubtful accounts and sales credits	1,760	1,236
Amortization of discount on note receivable	(570)	(604)
Deferred income taxes	1,210	(68)
Tax benefit from stock-based awards	2,245	623
Excess tax benefit from stock-based awards	(2,399)	(708)
Changes in operating assets and liabilities, excluding business acquisitions	6,430	10,659
Net cash provided by operating activities	49,465	50,242

Cash flows from investing activities:
Purchases of property and equipment	(1,401)	(3,874)
Principal payments received on note receivable	1,005	1,054
Payments for acquisitions, net of cash acquired	—	(148)
Net cash used in investing activities	(396)	(2,968)

Cash flows from financing activities:
Repayments under credit agreement	(62,500)	(62,500)
Proceeds from shares issued under employee stock programs	5,835	3,282
Excess tax benefit from stock-based awards	2,399	708
Net cash used in financing activities	(54,266)	(58,510)

Effect of exchange rate changes on cash and cash equivalents	(2,307)	2,256
Net decrease in cash and cash equivalents	(7,504)	(8,980)

Cash and cash equivalents, beginning of period	136,638	116,676
Cash and cash equivalents, end of period	$129,134	$107,696

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

On September 30, 2012, the Company sold its self-service paid search offering business, Search123, which was previously included in the Owned & Operated Websites segment. The results of operations of Search123 are reported as discontinued operations for the three-month period ended March 31, 2012. See Note 4 for additional information on this divestiture.

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in ValueClick's annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in ValueClick's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 27, 2013. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board ("FASB") issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on the face of their financial statements or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective for the Company on January 1, 2013. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

In January 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that the adoption of this guidance will have a significant impact on its financial position, results of operations or cash flows.

3.    STOCK-BASED COMPENSATION
 In the three-month periods ended March 31, 2013 and 2012, the Company recognized stock-based compensation of $4.8 million and $6.1 million, respectively.
The decrease in stock-based compensation for the three-month period ended March 31, 2013 from the prior year period was primarily due to assumed equity awards from the Dotomi acquisition that became fully vested in the third quarter of 2012. The following table summarizes, by statement of comprehensive income line item, the impact of stock-based compensation and the related income tax benefits recognized in the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-month Period Ended March 31,
	2013	2012
Sales and marketing	$1,174	$1,654
General and administrative	2,439	3,026
Technology	1,184	1,406
Stock-based compensation	4,797	6,086
Related income tax benefits	(2,217)	(1,723)
Stock-based compensation, net of tax benefits	$2,580	$4,363
4.    DISCONTINUED OPERATIONS

On September 30, 2012, the Company completed the disposition of Search123, its self-service paid search business operating in Europe. The terms of the transaction consist of future contingent payments based upon the performance of the business over the next four years. The estimated fair value of the contingent payments receivable was $3.9 million on the date of sale, $3.8 million at December 31, 2012, and $2.9 million at March 31, 2013, based on a discounted cash flow model of the forecasted performance of Search123 using Level 3 inputs. The divestiture generated, in the third quarter of 2012, a pre-tax gain of $2.1 million and a $1.0 million gain net of income taxes. The historical results of Search123 are treated as discontinued operations herein.
The following amounts related to Search123 were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

Three-month Period Ended March 31, 2012
Revenue	$6,420

Income from discontinued operations before income taxes	1,569
Income tax expense	196
Income from discontinued operations, net of tax	$1,373

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

The following table details the composition of the note receivable at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Note receivable, gross	$33,458	$34,463
Discount	(4,447)	(5,017)
Note receivable, net of discount	29,011	29,446
Less: current portion	(1,894)	(1,831)
Note receivable, less current portion	$27,117	$27,615

The Company classifies the portion of the note receivable due within one year as current assets in the caption Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. The total long-term portion of the note receivable as of March 31, 2013 is classified separately on the Condensed Consolidated Balance Sheets. Through the Company's review of the buyer's financial statements and its history of on-time payments, the Company determined that as of March 31, 2013 and December 31, 2012, an allowance for credit loss was not required. The Company reflects interest income associated with this note in the Interest and other income, net caption in the accompanying Condensed Consolidated Statements of Comprehensive Income. Total interest income related to this note was $1.0 million and $1.1 million for the three-month periods ended March 31, 2013 and 2012, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS

In conjunction with the changes in the Company's operating segments as described in Note 1, the Company reassessed its reporting units in the second quarter of 2012 and determined that its Technology business, comprised of its Mediaplex subsidiary, which has no goodwill associated with it, no longer qualified as a reporting unit. As of March 31, 2013, the Company's reporting units consist of the Affiliate Marketing, Dotomi, Media, and Owned & Operated Websites operating segments.

The changes in the carrying amount of goodwill, by reporting unit, for the three-month period ended March 31, 2013 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
Balance at December 31, 2012	$30,638	206,861	$151,396	$45,612	$434,507
Foreign currency translation adjustments	(13)	—	(6)	(223)	(242)
Balance at March 31, 2013	$30,625	$206,861	$151,390	$45,389	$434,265

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
March 31, 2013
Goodwill	$30,625	$206,861	$263,390	$255,389	$756,265
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,625	$206,861	$151,390	$45,389	$434,265

December 31, 2012
Goodwill	$30,638	$206,861	$263,396	$255,612	$756,507
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,638	$206,861	$151,396	$45,612	$434,507

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
March 31, 2013
Customer, affiliate and advertiser relationships	$108,175	$(62,997)	$45,178
Trademarks, trade names and domain names	33,761	(23,980)	9,781
Developed technologies and websites	66,105	(45,718)	20,387
Total intangible assets	$208,041	$(132,695)	$75,346

December 31, 2012
Customer, affiliate and advertiser relationships	$108,209	$(59,593)	$48,616
Trademarks, trade names and domain names	34,276	(23,968)	10,308
Developed technologies and websites	66,164	(43,266)	22,898
Total intangible assets	$208,649	$(126,827)	$81,822

For the three-month period ended March 31, 2013, the decrease in the gross intangible assets balance was due to foreign currency translation adjustments of $0.6 million.

The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-month Period Ended March 31,
	2013	2012
Amortization of acquired developed technologies and websites included in consolidated cost of revenue	$2,494	$2,493
Amortization of acquired intangible assets included in consolidated operating expenses	3,923	6,324
Total	$6,417	$8,817

Estimated intangible asset amortization expense for the remainder of 2013, the succeeding five years and thereafter, is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
Nine months ending December 31, 2013	$6,850	$11,614	$18,464
2014	8,471	15,333	23,804
2015	4,758	15,274	20,032
2016	308	9,815	10,123
2017	—	1,131	1,131
Thereafter	—	1,792	1,792

7.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $6.9 million at March 31, 2013 and $6.2 million at December 31, 2012. No customers accounted for more than 10% of the accounts receivable balance at March 31, 2013 or December 31, 2012.

8.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Computer equipment and purchased software	$60,771	$57,935
Furniture and equipment	7,049	6,948
Leasehold improvements	8,450	8,467
Property and equipment, gross	76,270	73,350
Less: accumulated depreciation and leasehold amortization	(46,841)	(44,336)
Total property and equipment, net	$29,429	$29,014

9.    FAIR VALUE MEASUREMENT

The accounting guidance for fair value measurements defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The accounting guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as fair value measured based on observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as fair value measured based on observable inputs other than the quoted prices included within Level 1 that are observable, either directly or indirectly; and Level 3, defined as fair value measured based on unobservable inputs for which there is little or no market data, therefore requiring the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
As of March 31, 2013 and December 31, 2012, the Company's financial instruments required to be measured at fair value consist of cash equivalents, net accounts receivable, accounts payable and accrued expenses, and debt. The carrying value of the cash equivalents, which consist of money market funds measured using level 1 inputs, net accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value because of their short-term nature. The carrying value of the Company's debt approximates its fair value based on Level 2 inputs, and after consideration of default and credit risk.
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

11.    INCOME TAXES

As of December 31, 2012, the Company had recorded a liability of $19.7 million for unrecognized tax benefits. During the three-month period ended March 31, 2013, the Company’s liability for unrecognized tax benefits increased by $1.0 million as a result of income tax positions taken during the period, resulting in a total liability for unrecognized tax benefits at March 31, 2013 of $20.7 million. If recognized in future periods, this liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the nine-month period following March 31, 2013 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.4 million and $0.3 million in gross interest and penalties expense related to unrecognized tax benefits in the three-month periods ended March 31, 2013 and 2012, respectively, offset by a reversal of prior accrued interest of $0.4 million in the three-month period ended March 31, 2012 as a result of the expiration of certain statutes of limitations. The Company had an accrual for interest and penalties in the amount of $10.0 million and $9.6 million at March 31, 2013 and December 31, 2012, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2009 through 2012 tax years for federal purposes, 2004 through 2012 tax years for various state jurisdictions, and 2004 through 2012 tax years for various foreign jurisdictions. The Company is currently under Internal Revenue Service audit examination for the 2007 tax year, as well as various state and foreign jurisdictions for various tax years.

12.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2012, the Company’s board of directors authorized a total of $792.5 million for repurchases under the Program and the Company had repurchased a total of 70.9 million shares of its common stock for approximately $703.2 million. No repurchases were made by the Company in the three-month period ended March 31, 2013. Accordingly, as of March 31, 2013, up to an additional $89.3 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. Repurchases have been funded from available working capital and borrowings under the Company's credit facility, and all shares have been retired subsequent to their repurchase. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

13.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2013	2012
Net income	$26,283	$21,571

Weighted-average common shares outstanding - basic	75,648	80,339
Dilutive effect of stock options and employee benefit plans	1,919	1,767
Number of shares used to compute net income per common share - diluted	77,567	82,106

Net income per common share:
Basic	$0.35	$0.27
Diluted	$0.34	$0.26
Employee stock-based awards totaling 9,000 shares and 106,000 shares during the three-month periods ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method.

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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company used borrowings under the Credit Facility to fund a portion of the Dotomi acquisition in August 2011 and subsequent stock repurchases. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.35% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At March 31, 2013, there was $45.0 million outstanding under the revolving loan commitment, and $35.0 million was outstanding under the term loan. The term loan requires payments of $2.5 million per quarter on the last day of each calendar quarter.

Term loan maturities on a calendar year basis are as follows (in thousands):

	Remainder of 2013	2014	2015	2016
Contractual debt obligation maturities	$7,500	$10,000	$10,000	$7,500

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million through September 2012 and $125 million thereafter, and minimum unrestricted, unencumbered liquid asset requirements. At March 31, 2013 and December 31, 2012, the Company was in compliance with all of the financial covenants of the Credit Facility.

In conjunction with the term loan borrowing under the Credit Facility, the Company entered into an interest rate swap agreement to limit its exposure to fluctuations in interest rates and fix the interest payments on the term loan. The terms of the swap, including the notional amount, term and amortization schedule, match the critical terms of the term loan. Under the swap agreement, the Company pays a fixed rate of 0.91% and receives one-month LIBOR, which is the benchmark interest rate on the variable rate term loan. The fair value of the swap at March 31, 2013 and December 31, 2012, and its impact on interest expense for the quarter then ended is immaterial to the Company's consolidated financial statements.

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

	Revenue		Segment Income from Operations
	Three-month Period Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Affiliate Marketing	$38,311	$37,107	$22,925	$22,938
Media	96,256	80,749	31,323	22,404
Owned & Operated Websites	30,955	28,675	5,620	5,333
Inter-segment revenue	(84)	(99)	—	—
Total	$165,438	$146,432	$59,868	$50,675

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2013	2012
Segment income from operations	$59,868	$50,675
Corporate expenses	(6,872)	(6,928)
Stock-based compensation	(4,797)	(6,086)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,494)	(2,493)
Amortization of acquired intangible assets included in consolidated operating expenses	(3,923)	(6,324)
Consolidated income from operations	$41,782	$28,844

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media and Owned & Operated Websites segments is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2013	2012
Affiliate Marketing	$341	$295
Media	2,395	1,872
Owned & Operated Websites	293	365
Corporate	263	82
Total	$3,292	$2,614

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended March 31,
	2013	2012
United States	$144,586	$127,011
United Kingdom	9,720	9,918
Other countries	11,677	10,969
Inter-regional eliminations	(545)	(1,466)
Total	$165,438	$146,432

	Income from Operations
	Three-month Period Ended March 31,
	2013	2012
United States	$37,436	$25,570
United Kingdom	1,475	1,641
Other countries	2,871	1,633
Total	$41,782	$28,844

For the three-month periods ended March 31, 2013 and 2012, one customer, Google, accounted for approximately 11.3% and 11.5%, respectively, of total revenue. Revenue from Google is recognized entirely in the Company's Owned & Operated Websites segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

AFFILIATE MARKETING

ValueClick's Affiliate Marketing segment, which operates under the "Commission Junction" brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. Advertisers that utilize the Commission Junction platform generally are only obligated to pay affiliates when the affiliate delivers a consumer who achieves the desired result, which is typically a closed e-commerce transaction or a new customer lead. By joining the Commission Junction network, advertisers gain access to: a) our proprietary technology platform that has been developed over the past decade and is completely focused on the unique needs of the affiliate marketing channel; b) a proprietary network of tens of thousands of high-quality website publishers; and c) our digital marketing expertise and campaign management teams who ensure advertisers' campaigns are optimized for maximum performance. Commission Junction's revenues are driven primarily by variable compensation that is generally based on either a percentage of commissions paid by our customers to affiliates or on a percentage of transaction revenue generated by our customers from the programs managed with our affiliate marketing platforms.

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

Through these various media-focused products, our Media segment is able to access its customers' target audiences through the unique combination of: its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; its proprietary broad-based network of thousands of high-quality online publishers; relationships with leading mobile application developers; vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media); and its ability to access inventory from ValueClick's owned and operated websites, as described below. Our Media segment applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to our customers are achieved. Our services in the Media segment are sold on a variety of pricing models, including cost-per-thousand-impression ("CPM"), cost-per-action ("CPA"), and cost-per-click ("CPC").

OWNED & OPERATED WEBSITES

ValueClick's Owned & Operated Websites segment services are offered through a number of branded websites, including Pricerunner, Smarter.com, Couponmountain.com, and Investopedia.com, and a limited number of content websites in key online verticals such as healthcare, finance, travel, home and garden, education, and business services.

The Pricerunner comparison shopping destination websites operate in the United Kingdom, Sweden, Germany, France, Denmark, and Austria. The Smarter.com and Couponmountain.com websites operate primarily in the United States and, to a lesser extent, Japan, Korea and China. The Pricerunner and Smarter.com websites enable consumers to research and compare products from among thousands of online and/or offline merchants using their proprietary technologies. We gather product and merchant data and organize it into comprehensive catalogs on its destination websites, along with relevant consumer and professional reviews. The Couponmountain.com website allows consumers to locate coupons and deals related to products and services that may be of interest to them. Our Investopedia.com website, which we acquired in August 2010, provides information on a broad range of financial and investment topics, including a proprietary dictionary of financial terms, and our other vertical content websites offer consumers information and reference material across a variety of topics. Our services in these areas are free for consumers, and revenue is generated in one of three ways: on a CPC basis for traffic delivered to the customers' websites from listings on our websites; on a CPA basis when a consumer completes a purchase or other specific event; and on a CPM basis for display advertising shown on our websites.

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

	Three-month Period Ended March 31,
	2013	2012
	(in thousands)
Affiliate Marketing
Revenue	$38,311	$37,107
Cost of revenue	4,562	4,176
Gross profit	33,749	32,931
Operating expenses	10,824	9,993
Segment income from operations	$22,925	$22,938

Media
Revenue	$96,256	$80,749
Cost of revenue	35,839	30,603
Gross profit	60,417	50,146
Operating expenses	29,094	27,742
Segment income from operations	$31,323	$22,404

Owned & Operated Websites
Revenue	$30,955	$28,675
Cost of revenue	19,516	17,457
Gross profit	11,439	11,218
Operating expenses	5,819	5,885
Segment income from operations	$5,620	$5,333

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$59,868	$50,675
Corporate expenses	(6,872)	(6,928)
Stock-based compensation	(4,797)	(6,086)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,494)	(2,493)
Amortization of intangible assets included in consolidated operating expenses	(3,923)	(6,324)
Consolidated income from operations	$41,782	$28,844

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$38,311	$37,107
Media	96,256	80,749
Owned & Operated Websites	30,955	28,675
Inter-segment eliminations	(84)	(99)
Consolidated revenue	$165,438	$146,432

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO MARCH 31, 2012

Revenue.   Consolidated revenue for the three-month period ended March 31, 2013 was $165.4 million compared to $146.4 million for the same period in 2012, representing a 13.0% increase.

 Affiliate Marketing segment revenue increased 3.2% to $38.3 million for the three-month period ended March 31, 2013 compared to $37.1 million in the same period in 2012. This revenue increase was lower than what we have experienced in recent quarters due to a year-over-year decrease in revenue generated in the current year period from the tax software vertical.

Media segment revenue increased to $96.3 million for the three-month period ended March 31, 2013 compared to $80.7 million for the same period in 2012, an increase of 19.2%. This increase was attributable to growth across all of our domestic media businesses, offset partially by a decrease in our European media businesses.

Owned & Operated Websites segment revenue increased to $31.0 million for the three-month period ended March 31, 2013 compared to $28.7 million in the same period in 2012, an increase of 8.0%. This increase was driven by growth across most of our content properties. Owned & Operated Websites segment revenue is concentrated with one major customer, Google. A loss of revenue from this customer could have a significant negative impact on the revenue of this segment and the Company.

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

Our consolidated cost of revenue was $62.4 million for the three-month period ended March 31, 2013 compared to $54.7 million for the same period in 2012, an increase of 14.0%. Our consolidated gross margin remained relatively consistent at 62.3% and 62.7% for the three-month periods ended March 31, 2013 and 2012, respectively.

Cost of revenue for the Affiliate Marketing segment increased to $4.6 million for the three-month period ended March 31, 2013 compared to $4.2 million for the same period in 2012. Our Affiliate Marketing gross margin remained relatively consistent at 88.1% for the three-month period ended March 31, 2013 compared to 88.7% for the same period in 2012.

Cost of revenue for the Media segment increased $5.2 million, or 17.1%, to $35.8 million for the three-month period ended March 31, 2013 compared to $30.6 million for the same period in 2012. Our Media segment gross margin remained relatively consistent at 62.8% for the three-month period ended March 31, 2013 compared to 62.1% for the same period in 2012.

Cost of revenue for the Owned & Operated Websites segment increased $2.1 million to $19.5 million for the three-month period ended March 31, 2013 compared to $17.5 million for the same period in 2012. Our Owned & Operated Websites segment gross margin decreased to 37.0% for the three-month period ended March 31, 2013 from 39.1% for the same period in 2012. The decrease in gross margin is a result of lower aver age CPC rates from the revenue generated from our Google sponsored listings.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials.

Total sales and marketing expenses for the three-month period ended March 31, 2013 were $22.5 million compared to $20.9 million for the same period in 2012, an increase of 7.3%. The increase was primarily due to increases in salaries and wages as a result of increased headcount in our sales and marketing organizations. Our sales and marketing expenses as a percentage of revenue remained relatively consistent at 13.6% for the three-month period ended March 31, 2013 compared to 14.3% for the same period in 2012.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses decreased to $18.2 million for the three-month period ended March 31, 2013 compared to $19.6 million for the same period in 2012, a decrease of $1.4 million. The decrease was primarily due to lower stock-based compensation as described below. As a percentage of revenue, general and administrative expenses decreased to 11.0% for the three-month period ended March 31, 2013 compared to 13.4% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended March 31, 2013 were $16.7 million, or 10.1% of revenue, compared to $16.1 million, or 11.0% of revenue, for the same period in 2012, an increase of 3.9%.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month periods ended March 31, 2013 and 2012 was consistent at $22.9 million, and represented 59.8% and 61.8% of Affiliate Marketing segment revenue for the three-month periods ended March 31, 2013 and 2012, respectively. The decrease in this segment's operating income margin from the year ago period is primarily due to higher operating expense (primarily higher bad debt expense) in the current year period.

 Media segment income from operations for the three-month period ended March 31, 2013 increased 39.8% to $31.3 million, from $22.4 million in the same period of the prior year, and represented 32.5% and 27.7% of Media segment revenue in these respective periods. Media segment operating income margin increased from the prior year as Media segment operating expenses grew at a slower rate (5%) than its revenue growth (19%, as described above).

Owned & Operated Websites segment income from operations for the three-month period ended March 31, 2013 increased to $5.6 million from $5.3 million in the same period of the prior year. The operating margin for this segment remained relatively consistent at 18.2% in the current period compared to 18.6% in the year ago period.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended March 31, 2013 decreased to $4.8 million compared to $6.1 million for the same period in 2012. The decrease in stock-based compensation is primarily due to assumed equity awards from the Dotomi acquisition in August 2011 that became fully vested in the third quarter of 2012. We currently anticipate stock-based compensation in the range of $21 million to $23 million for the year ending December 31, 2013. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the three-month periods ended March 31, 2013 and 2012, was $2.5 million. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, decreased to $3.9 million for the three-month period ended March 31, 2013 compared to $6.3 million for the same period in 2012. The decrease in amortization of intangible assets is primarily due to certain intangible assets being fully amortized by late 2012. We currently anticipate total amortization expense of approximately $25 million for the year ending December 31, 2013.

Interest and Other Income, Net. Interest and other income, net decreased to an expense of $0.6 million for the three-month period ended March 31, 2013 compared to income of $0.2 million for the same period in 2012, a decrease of $0.8 million. The decrease was primarily due to foreign currency exchange losses recognized in the current period.

 Income Tax Expense. For the three-month period ended March 31, 2013, we recorded income tax expense of $14.9 million compared to $8.9 million for the same period in 2012. The increase in the effective income tax rate for the three-month period ended March 31, 2013 to 36.2% from 30.5% in the same period of the prior year was primarily due to the first quarter 2012 recognition of certain state tax law changes and tax benefits recorded related to the reversal of contingency reserves associated with the expiration of certain statutes of limitations. We currently anticipate an effective income tax rate for the year ending December 31, 2013 of approximately 40% .

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

The following is a reconciliation of net income from continuing operations to Adjusted‑EBITDA for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-month Period Ended March 31,
	2013	2012

Net income from continuing operations	$26,283	$20,198
Interest and other expense (income), net	595	(229)
Income tax expense	14,904	8,875
Amortization of acquired developed technology and websites included in cost of revenue	2,494	2,493
Amortization of acquired intangible assets included in operating expenses	3,923	6,324
Depreciation and leasehold amortization	3,292	2,614
Stock-based compensation	4,797	6,086
Adjusted-EBITDA	$56,288	$46,361

Adjusted-EBITDA for the three-month period ended March 31, 2013 increased to $56.3 million from $46.4 million for the same period in 2012, representing an increase of $9.9 million, or 21.4%. The increase is primarily due to increased operating income in our Media segment as described above.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At March 31, 2013, our cash and cash equivalents balances totaled $129.1 million, of which $81.9 million was denominated in foreign currencies and held by our foreign subsidiaries. A majority of the cash held abroad could be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Net cash provided by operating activities decreased to $49.5 million for the three months ended March 31, 2013 compared to $50.2 million in the same period of 2012. The decrease in cash provided by operations was due primarily to the impact of net working capital changes on cash, principally due to slower collections on our accounts receivable in the current year as compared to the same period in the prior year.

Net cash used in investing activities totaled $0.4 million for the three-month period ended March 31, 2013 was due primarily to the use of $1.4 million for property and equipment purchases offset by proceeds from principal payments received on our note receivable of $1.0 million. Net cash used in investing activities of $3.0 million in the three-month period ended March 31, 2012 was due to the use of $3.9 million for equipment purchases, offset partially by payments received on our note receivable of $1.1 million.

Net cash used in financing activities of $54.3 million for the three months ended March 31, 2013 was primarily due to repayments under our credit facility of $62.5 million, offset partially by $5.8 million in proceeds received from shares issued under our employee stock programs and $2.4 million in excess tax benefits from exercises of stock-based awards during the quarter. Net cash used in financing activities of $58.5 million for the three months ended March 31, 2012 was primarily due to repayments under our credit facility of $62.5 million offset partially by proceeds received from shares issued under our employee stock programs of $3.3 million.
Credit Facility
On August 19, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous line of credit. The Credit Facility originally consisted of a revolving loan commitment of $150.0 million and a term loan of $50.0 million, with an option to increase the total revolving loan commitment to $200.0 million subject to certain conditions. On June 29, 2012, we entered into a Commitment Increase Agreement to increase the total revolving loan commitment under the Credit Facility to $200.0 million. The term loan is payable in quarterly installments of $2.5 million per quarter. The Credit Facility expires on August 19, 2016. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14 to our Condensed Consolidated Financial Statements included herein. The revolving loan commitment provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At March 31, 2013, there was $45.0 million outstanding under the revolving loan commitment, and $35.0 million was outstanding under the term loan.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through March 31, 2013, our board of directors authorized a total of $792.5 million for repurchases under the Program and we repurchased a total of 70.9 million shares of our common stock for approximately $703.2 million. As of March 31, 2013, up to an additional $89.3 million of our capital may be used to repurchase shares of our outstanding common stock under the Program.

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
Commitments and Contingencies
There were no significant changes to our commitments and contingencies during the three-month period ended March 31, 2013.

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on the face of their financial statements or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective for us on January 1, 2013. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In January 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that the adoption of this guidance will have a significant impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facility and cash and cash equivalents. Our exposure to interest rate risk primarily results from changes in the one-month London Interbank Offered Rate ("LIBOR"), which is the benchmark interest rate for borrowings under our credit facility. One-month LIBOR is currently approximately 0.20%. If the one-month LIBOR rate were to increase by 100% to 0.40%, and the entire amount currently outstanding on the revolving portion of our credit facility remained outstanding for a full year, we would experience an annual increase in interest expense of $0.1 million on borrowings under our credit facility. We do not believe that our current investment activities related to our cash and cash equivalents subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian Dollars. The effect of foreign currency exchange rate fluctuations for the three-month period ended March 31, 2013 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $8.8 million, an estimated reduction of income before income taxes of approximately $2.0 million and an estimated reduction of consolidated net assets of approximately $12.1 million. While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of March 31, 2013, we had $106.3 million in total current assets, including $81.9 million in cash and cash equivalents, and $15.3 million in total current liabilities denominated in foreign currencies, predominantly British Pounds, Euros and Swedish Kronor.

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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING INVENTORY AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE NEW ADVERTISING INVENTORY.

Our success depends in part on our ability to effectively manage our existing advertising inventory as well as successfully access advertising inventory available on ad exchanges and through ad network optimization service providers. The Web publishers that list their unsold advertising inventory with us are not bound by long-term contracts that ensure us a consistent supply of advertising inventory. In addition, Web publishers can change the amount of inventory they make available to us at any time. If a Web publisher decides not to make advertising inventory from its websites available to us, we may not be able to replace this advertising inventory with advertising inventory from other Web publishers that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue.

We expect that our advertiser customers' requirements will become more sophisticated as the Web continues to mature as an advertising medium. If we fail to manage our existing advertising inventory effectively to meet our advertiser customers' changing requirements, our revenue could decline. Our growth depends, in part, on our ability to expand our advertising inventory within our networks and to have access to new sources of advertising inventory such as ad exchanges. To attract new customers, we must maintain a consistent supply of attractive advertising inventory. Our success relies in part on expanding our advertising inventory by selectively adding new Web publishers to our networks that offer attractive demographics, innovative and quality content and growing Web user traffic and email volume. Our ability to attract new Web publishers to our networks and to retain Web publishers currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to: our ability to introduce new and innovative products and services, our ability to efficiently manage our existing advertising inventory, our pricing policies, and the cost-efficiency to Web publishers and email list owners of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. We cannot assure you that the size of our advertising inventory will increase or remain constant in the future.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors' responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages and natural disasters. We lease data center space in various locations in northern and southern California; Virginia; Illinois; Stockholm, Sweden; and Shanghai, China. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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
Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the "Spy Act of 2007") and the New York Attorney General's office has also pursued enforcement actions against companies in this industry. In addition, on December 1, 2010, the FTC issued its long-awaited staff report criticizing industry self-regulatory efforts as too slow and lacking adequate protections for consumers and emphasizing a need for simplified notice, choice and transparency to the consumer of the collection, use and sharing of their data. The FTC suggests various methods and measures, including an implementation of a "Do Not Track" ("DNT") mechanism - likely a persistent setting on consumers' browsers-that consumers can choose whether to allow the tracking of their online searching and browsing activities. As a result of the report, some of the browser makers have been working on their own do-not-track technical solutions, notably Microsoft Internet Explorer, Mozilla Firefox, Apple Safari and Google Chrome. Microsoft's Internet Explorer 9 ("IE9") offers a tracking protection feature that doesn't allow for tracking by allowing Internet users to download tracking protection block lists which consequently block any third-party domain included in such block lists from serving content. Microsoft's Internet Explorer 10 (“IE10”) now offers DNT by default. In addition, Mozilla Firefox has announced a plan to block third-party cookies by default. These features offered or planned by Microsoft and Mozilla, if widely deployed and adopted, may adversely affect our ability to grow our company, maintain our current revenues and profitability, serve and monetize content, and utilize our behavioral targeting platform. Legislatively on the federal and state level, there have been a number of bills that have been introduced addressing online privacy. In addition to proposed legislation, members of Congress, in particular, Senator Jay Rockefeller, have repeatedly called for the online advertising industry to adopt DNT. These bills and self-regulatory actions, if passed, could hinder growth in the use of the Web generally and adversely affect our business. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. Such measures could decrease the acceptance of the Web as a communications, commercial and advertising medium. We have policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.
WE COULD BE SUBJECT TO LEGAL CLAIMS, GOVERNMENT ENFORCEMENT ACTIONS AND DAMAGE TO OUR REPUTATION AND HELD LIABLE FOR OUR OR OUR CUSTOMERS' FAILURE TO COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS, REGULATIONS OR POLICIES GOVERNING CONSUMER PRIVACY, WHICH COULD MATERIALLY HARM OUR BUSINESS.
Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress and the State of California currently have pending legislation regarding privacy and data security measures, as detailed in the above previous paragraph. Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users. In addition, there is a new European Union Data Protection Regulation scheduled to take effect in the Spring of 2014 that may further inhibit the Company's ability to collect consumer information and target users based on this data. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.
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

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher that facilitated that sale is a New York-based entity. In early 2011 and mid-2011, the states of Illinois and California, respectively, also passed similar regulations. In addition, several other states have proposed similar regulations. The New York and Illinois sales tax requirements have not had a material impact on our Affiliate Marketing segment results of operations. The California regulation was adopted on September 15, 2012. Since its inception, the California regulation has not had a material impact on the revenue generated by our Affiliate Marketing segment. We are unable to determine the impact if additional states adopt similar requirements.
IF OUR NOTE RECEIVABLE BECOMES UNCOLLECTIBLE, WE WOULD BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.
We sold our Web Clients business on February 1, 2010 in exchange for a note receivable with a fair market value of $32.8 million. The carrying amount of the note receivable at March 31, 2013 is $29.0 million. If this note receivable were to become uncollectible, we would be required to take a non-cash charge against earnings for the amount of the note that becomes uncollectible. This may have an adverse impact on our results of operations.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of March 31, 2013, we have $434.3 million and $75.3 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2013. If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

VALUECLICK, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	May 8, 2013