Form 10-Q
period 2013-06-30
VALUECLICK INC/CA
filed 2013-08-07
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of August 2, 2013 was 74,299,069.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,068	$136,638
Accounts receivable, net	109,790	147,487
Prepaid expenses and other current assets	17,739	9,360
Income taxes receivable	30,483	7,430
Deferred tax assets, current portion	8,899	10,346
Total current assets	293,979	311,261
Note receivable, less current portion	—	27,615
Property and equipment, net	28,463	29,014
Goodwill	433,931	434,507
Intangible assets acquired in business combinations, net	68,892	81,822
Deferred tax assets, less current portion	10,872	12,278
Other assets	4,078	3,199
TOTAL ASSETS	$840,215	$899,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,861	$128,383
Other current liabilities	3,219	4,018
Borrowings under credit agreement, current portion	10,000	10,000
Total current liabilities	119,080	142,401
Income taxes payable	27,672	25,716
Deferred tax liabilities	1,141	1,330
Borrowings under credit agreement, less current portion	92,500	132,500
Other non-current liabilities	7,002	7,044
TOTAL LIABILITIES	247,395	308,991

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 74,274,364 and 75,303,111 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	74	75
Additional paid-in capital	542,681	538,025
Accumulated other comprehensive loss	(8,786)	(5,706)
Retained earnings	58,851	58,311
Total stockholders’ equity	592,820	590,705
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$840,215	$899,696

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012

Revenue	$159,756	$153,985	$325,194	$300,417
Cost of revenue	61,978	60,377	124,333	115,062
Gross profit	97,778	93,608	200,861	185,355

Operating expenses:
Sales and marketing	22,828	20,649	45,293	41,576
General and administrative	15,708	19,519	33,921	39,091
Technology	17,110	16,887	33,810	32,967
Amortization of intangible assets acquired in business combinations	3,919	6,321	7,842	12,645
Total operating expenses	59,565	63,376	120,866	126,279
Income from operations	38,213	30,232	79,995	59,076
Interest and other (expense) income, net	(23,308)	1,497	(23,903)	1,726
Income before income taxes	14,905	31,729	56,092	60,802
Income tax expense	5,510	13,028	20,414	21,903
Net income from continuing operations	9,395	18,701	35,678	38,899
Discontinued operations (Note 4):
Net income from discontinued operations	2,480	1,635	2,480	3,008
Net income	11,875	20,336	38,158	41,907

Other comprehensive income:
Foreign currency translation	(213)	(6,059)	(3,080)	(2,395)
Total comprehensive income	$11,662	$14,277	$35,078	$39,512

Basic net income per common share from:
Continuing operations	$0.12	$0.24	$0.47	$0.49
Discontinued operations	$0.03	$0.02	$0.03	$0.04
Net income	$0.16	$0.26	$0.50	$0.53

Diluted net income per common share from:
Continuing operations	$0.12	$0.23	$0.46	$0.48
Discontinued operations	$0.03	$0.02	$0.03	$0.04
Net income	$0.15	$0.25	$0.49	$0.52

Weighted-average shares used to calculate net income per common share:
Basic	75,531	78,720	75,590	79,529
Diluted	77,413	80,336	77,490	81,221

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	—	—	75,303,111	$75	$538,025	$(5,706)	$58,311	$590,705
Non-cash, stock-based compensation	—	—	—	—	9,936	—	—	9,936
Shares issued in connection with employee stock programs	—	—	971,253	1	6,348	—	—	6,349
Repurchase and retirement of common stock	—	—	(2,000,000)	(2)	(14,459)	—	(37,618)	(52,079)
Tax benefit from employee stock transactions	—	—	—	—	2,831	—	—	2,831
Net income	—	—	—	—	—	—	38,158	38,158
Foreign currency translation	—	—	—	—	—	(3,080)	—	(3,080)
Balance at June 30, 2013	—	—	74,274,364	$74	$542,681	$(8,786)	$58,851	$592,820

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-month Period Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$38,158	$41,907
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on note receivable	22,556	—
Depreciation and amortization	19,434	23,063
Non-cash, stock-based compensation	9,936	11,834
Provision for doubtful accounts and sales credits	2,174	1,761
Amortization of discount on note receivable	(570)	(1,203)
Deferred income taxes	2,745	(1,781)
Tax benefit from stock-based awards	2,831	1,825
Excess tax benefit from stock-based awards	(2,986)	(1,927)
Changes in operating assets and liabilities, net of effects of business acquisitions	(14,809)	(3,819)
Net cash provided by operating activities	79,469	71,660

Cash flows from investing activities:
Purchases of property and equipment	(6,019)	(11,665)
Principal payments received on note receivable	1,960	2,120
Payments for acquisitions, net of cash acquired	—	(152)
Net cash used in investing activities	(4,059)	(9,697)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement	25,000	70,000
Repayments under credit agreement	(65,000)	(65,000)
Repurchases and retirement of common stock	(52,079)	(99,568)
Proceeds from shares issued under employee stock programs	6,349	3,605
Excess tax benefit from stock-based awards	2,986	1,927
Net cash used in financing activities	(82,744)	(89,036)

Effect of exchange rate changes on cash and cash equivalents	(2,236)	(1,447)
Net decrease in cash and cash equivalents	(9,570)	(28,520)

Cash and cash equivalents, beginning of period	136,638	116,676
Cash and cash equivalents, end of period	$127,068	$88,156

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

The Company operates in three business segments: Affiliate Marketing, Media and Owned & Operated Websites.

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

MEDIA - ValueClick's Media segment, which began as a leading display ad network operating primarily under the "ValueClick Media" brand name, provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In August 2011, the Company acquired Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers, and in April 2011, the Company acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. The Media segment also includes the Company's Mediaplex business, which offers technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. Mediaplex is also beginning to offer media services in addition to its prior role as a technology provider.

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

On September 30, 2012, the Company sold its self-service paid search offering business, Search123, which was previously included in the Owned & Operated Websites segment. The results of operations of Search123 are reported as discontinued operations for the three- and six- month periods ended June 30, 2012. See Note 4 for additional information on this divestiture.

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

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board ("FASB") determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company's interim and annual periods beginning January 1, 2014. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on the face of their financial statements or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective for the Company on January 1, 2013. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

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

3.    STOCK-BASED COMPENSATION
 In the three-month periods ended June 30, 2013 and 2012, the Company recognized stock-based compensation of $5.1 million and $5.7 million, respectively. In the six-month periods ended June 30, 2013 and 2012, the Company recognized stock-based compensation of $9.9 million and $11.8 million, respectively.
The decrease in stock-based compensation for the three- and six-month periods ended June 30, 2013 from the prior year periods was primarily due to assumed equity awards from the Dotomi acquisition that became fully vested in the third quarter of 2012. The following table summarizes, by statement of comprehensive income line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
Sales and marketing	$1,406	$942	$2,580	$2,596
General and administrative	2,508	3,220	4,947	6,246
Technology	1,225	1,586	2,409	2,992
Stock-based compensation	5,139	5,748	9,936	11,834
Related income tax benefits	(2,042)	(1,490)	(4,259)	(3,213)
Stock-based compensation, net of tax benefits	$3,097	$4,258	$5,677	$8,621

4.    DISCONTINUED OPERATIONS

On September 30, 2012, the Company completed the disposition of Search123, its self-service paid search business operating in Europe. The sales price consisted of future contingent payments based upon the performance of the business over the four years subsequent to the purchase date. The estimated fair value of the contingent payments receivable was $3.9 million on the date of sale, $3.8 million at December 31, 2012, and $5.4 million at June 30, 2013, based on a discounted cash flow model of the forecasted performance of Search123 using Level 3 inputs. Due to consistent performance of the Search123 business, which has achieved higher than expected results since the close of the transaction, the net book value of the receivable increased by $3.3 million. This increase is recorded as a pre-tax gain of $3.3 million, and a $2.3 million gain net of income taxes, within discontinued operations in the accompanying condensed consolidated statement of comprehensive income. The divestiture initially generated, in the third quarter of 2012, a pre-tax gain of $2.1 million and a $1.0 million gain net of income taxes. The historical results of Search123 are treated as discontinued operations herein.
The following amounts related to Search123 for the three- and six-month periods ended June 30, 2012 were derived from historical financial information. The following amounts related to Search123 for the three- and six-month periods ended June 30, 2013 relate primarily to the increase in the net book value of the contingent payments receivable as discussed above. All amounts have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$6,997	$—	$13,417

Income from discontinued operations before income taxes	3,494	1,869	3,494	3,438
Income tax expense	1,014	234	1,014	430
Net income from discontinued operations	$2,480	$1,635	$2,480	$3,008

5.    NOTE RECEIVABLE

The Company sold its Web Clients subsidiary on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated discounted fair value of a $45.0 million (face amount) five-year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten year period and a balloon payment at the end of the fifth year. In the second quarter of 2013, the Company determined that this note receivable was impaired due to the non-payment status of the note and deteriorating performance of the underlying business. In July 2013, the Company reached a settlement with the counter-party resulting in an upfront payment to the Company of $5.5 million in exchange for a release of the remaining obligations. As a result, the Company recognized an impairment charge of $22.6 million in Interest and other (expense) income, net in the accompanying Condensed Consolidated Statements of Comprehensive Income during the three- and six-month periods ended June 30, 2013. The $5.5 million settlement payment was received in July 2013 and is classified as Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.

The following table details the composition of the note receivable at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Note receivable, gross	$32,503	$34,463
Discount	(4,447)	(5,017)
Impairment charges	(22,556)	—
Note receivable, net of discount and impairment	5,500	29,446
Less: current portion	(5,500)	(1,831)
Note receivable, less current portion	$—	$27,615

Prior to the buyer's default on the note receivable, the Company reflected interest income associated with this note in Interest and other (expense) income, net in the accompanying Condensed Consolidated Statements of Comprehensive Income. As a result of the default, the Company did not recognize any interest income for the three-month period ended June 30, 2013. For the three month period ended June 30, 2012, the Company recognized $1.1 million in interest income. Total interest income recognized for the six-month periods ended June 30, 2013 and 2012 was $1.0 million and $2.1 million, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2013, the Company's reporting units consist of the Affiliate Marketing, Dotomi, Media, and Owned & Operated Websites operating segments. The changes in the carrying amount of goodwill, by reporting unit, for the six-month period ended June 30, 2013 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
Balance at December 31, 2012	$30,638	206,861	$151,396	$45,612	$434,507
Foreign currency translation adjustments	(132)	—	(57)	(387)	(576)
Balance at June 30, 2013	$30,506	$206,861	$151,339	$45,225	$433,931

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Owned & Operated Websites	Total
June 30, 2013
Goodwill	$30,506	$206,861	$263,339	$255,225	$755,931
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,506	$206,861	$151,339	$45,225	$433,931

December 31, 2012
Goodwill	$30,638	$206,861	$263,396	$255,612	$756,507
Accumulated impairment losses	—	—	(112,000)	(210,000)	(322,000)
Goodwill, net	$30,638	$206,861	$151,396	$45,612	$434,507

The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
June 30, 2013
Customer, affiliate and advertiser relationships	$107,934	$(66,193)	$41,741
Trademarks, trade names and domain names	33,636	(24,389)	9,247
Developed technologies and websites	66,134	(48,230)	17,904
Total intangible assets	$207,704	$(138,812)	$68,892

December 31, 2012
Customer, affiliate and advertiser relationships	$108,209	$(59,593)	$48,616
Trademarks, trade names and domain names	34,276	(23,968)	10,308
Developed technologies and websites	66,164	(43,266)	22,898
Total intangible assets	$208,649	$(126,827)	$81,822

For the six-month period ended June 30, 2013, the decrease in the gross intangible assets balance was due to foreign currency translation adjustments of $0.9 million.

The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
Amortization of acquired developed technologies and websites included in consolidated cost of revenue	$2,491	$2,492	$4,985	$4,985
Amortization of acquired intangible assets included in consolidated operating expenses	3,919	6,321	7,842	12,645
Total	$6,410	$8,813	$12,827	$17,630

Estimated intangible asset amortization expense for the remainder of 2013, the succeeding five years and thereafter, is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
Six months ending December 31, 2013	$4,361	$7,691	$12,052
2014	8,473	15,324	23,797
2015	4,760	15,266	20,026
2016	310	9,806	10,116
2017	—	1,123	1,123
Thereafter	—	1,778	1,778

7.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $6.8 million at June 30, 2013 and $6.2 million at December 31, 2012. No customers accounted for more than 10% of the accounts receivable balance at June 30, 2013 or December 31, 2012.

8.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Computer equipment and purchased software	$62,854	$57,935
Furniture and equipment	7,147	6,948
Leasehold improvements	8,466	8,467
Property and equipment, gross	78,467	73,350
Less: accumulated depreciation and leasehold amortization	(50,004)	(44,336)
Total property and equipment, net	$28,463	$29,014

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
As of June 30, 2013 and December 31, 2012, the Company's financial instruments required to be measured at fair value consist of cash equivalents, net accounts receivable, accounts payable and accrued expenses, and debt. The carrying value of the cash equivalents, which consist of money market funds measured using level 1 inputs, net accounts receivable and accounts payable and accrued expenses are reasonable estimates of their fair value because of their short-term nature. The carrying value of the Company's debt approximates its fair value based on Level 2 inputs, and after consideration of default and credit risk.

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

11.    INCOME TAXES

As of December 31, 2012, the Company had recorded a liability of $19.7 million for unrecognized tax benefits. During the three-month period ended June 30, 2013, the Company’s liability for unrecognized tax benefits increased by $0.4 million as a result of income tax positions taken during the period. During the six-month period ended June 30, 2013, the Company's liability for unrecognized tax benefits increased by $1.4 million, resulting in a total liability for unrecognized tax benefits at June 30, 2013 of $21.1 million. If recognized in future periods, this liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following June 30, 2013 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.3 million in gross interest and penalties expense related to unrecognized tax benefits in the three-month periods ended June 30, 2013 and 2012. During the six-month periods ended June 30, 2013 and 2012, the Company recognized $0.8 million and $0.6 million, respectively, in gross interest and penalties. The Company recorded an accrual for interest and penalties in the amount of $10.4 million and $9.6 million at June 30, 2013 and December 31, 2012, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2009 through 2012 tax years for federal purposes, 2004 through 2012 tax years for various state jurisdictions, and 2004 through 2012 tax years for various foreign jurisdictions. The Company is currently under audit examination by the Internal Revenue Service for the 2007 tax year, and in various state and foreign jurisdictions for various tax years.

12.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2012, the Company’s board of directors authorized a total of $792.5 million for repurchases under the Program and the Company had repurchased a total of 70.9 million shares of its common stock for approximately $703.2 million. During the three- and six-month periods ended June 30, 2013, the Company's board of directors authorized $60.7 million for additional repurchases under the Program. During the three- and six-month periods ended June 30, 2013, the Company repurchased 2.0 million shares for $52.0 million. As of June 30, 2013, up to an additional $98.0 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program. On July 30, 2013, the Company's board of directors increased the total amount authorized under the Program to $200.0 million.

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

13.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
Net income	$11,875	$20,336	$38,158	$41,907

Weighted-average common shares outstanding - basic	75,531	78,720	75,590	79,529
Dilutive effect of stock options and employee benefit plans	1,882	1,616	1,900	1,692
Number of shares used to compute net income per common share - diluted	77,413	80,336	77,490	81,221

Net income per common share:
Basic	$0.16	$0.26	$0.50	$0.53
Diluted	$0.15	$0.25	$0.49	$0.52
Employee stock-based awards totaling 55,000 shares and 144,000 shares during the three-month periods ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method. For the six-month periods ended June 30, 2013 and 2012, the number of anti-dilutive shares excluded from the diluted net income per common share computation was 32,000 and 125,000, respectively.

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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company used borrowings under the Credit Facility to fund a portion of the Dotomi acquisition in August 2011 and subsequent stock repurchases. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.35% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At June 30, 2013, there was $70.0 million outstanding under the revolving loan commitment, and $32.5 million was outstanding under the term loan. The term loan requires payments of $2.5 million per quarter on the last day of each calendar quarter.

Term loan maturities on a calendar year basis are as follows (in thousands):

	Remainder of 2013	2014	2015	2016
Contractual debt obligation maturities	$5,000	$10,000	$10,000	$7,500

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, minimum trailing-twelve month EBITDA (defined as earnings before interest income, income taxes, depreciation, amortization, stock-based compensation, and certain other non-cash or non-recurring income or expenses) of $100 million through September 2012 and $125 million thereafter, and minimum unrestricted, unencumbered liquid asset requirements. At June 30, 2013 and December 31, 2012, the Company was in compliance with all of the financial covenants of the Credit Facility.

In conjunction with the term loan borrowing under the Credit Facility, the Company entered into an interest rate swap agreement to limit its exposure to fluctuations in interest rates and fix the interest payments on the term loan. The terms of the swap, including the notional amount, term and amortization schedule, match the critical terms of the term loan. Under the swap agreement, the Company pays a fixed rate of 0.91% and receives one-month LIBOR, which is the benchmark interest rate on the variable rate term loan. The fair value of the swap at June 30, 2013 and December 31, 2012, and its impact on interest expense for the three- and six-month periods ended June 30, 2013 and 2012 is immaterial to the Company's consolidated financial statements.

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

	Revenue		Segment Income from Operations
	Three-month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Affiliate Marketing	$36,622	$33,605	$22,584	$19,694
Media	91,490	91,088	27,972	25,121
Owned & Operated Websites	31,662	29,401	5,966	6,819
Inter-segment revenue	(18)	(109)	—	—
Total	$159,756	$153,985	$56,522	$51,634

	Revenue		Segment Income from Operations
	Six-month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Affiliate Marketing	$74,933	$70,712	$45,509	$42,632
Media	187,746	171,837	59,295	47,525
Owned & Operated Websites	62,617	58,076	11,586	12,152
Inter-segment revenue	(102)	(208)	—	—
Total	$325,194	$300,417	$116,390	$102,309

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
Segment income from operations	$56,522	$51,634	$116,390	$102,309
Corporate expenses	(6,760)	(6,841)	(13,632)	(13,769)
Stock-based compensation	(5,139)	(5,748)	(9,936)	(11,834)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,491)	(2,492)	(4,985)	(4,985)
Amortization of acquired intangible assets included in consolidated operating expenses	(3,919)	(6,321)	(7,842)	(12,645)
Consolidated income from operations	$38,213	$30,232	$79,995	$59,076

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing, Media and Owned & Operated Websites segments is as follows for each period (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
Affiliate Marketing	$326	$320	$667	$615
Media	2,386	2,042	4,781	3,914
Owned & Operated Websites	306	331	599	696
Corporate	297	94	560	176
Total	$3,315	$2,787	$6,607	$5,401

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

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
United States	$141,177	$135,425	$285,763	$262,436
United Kingdom	8,692	9,119	18,412	19,037
Other countries	10,391	11,060	22,068	22,029
Inter-regional eliminations	(504)	(1,619)	(1,049)	(3,085)
Total	$159,756	$153,985	$325,194	$300,417

	Income from Operations
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
United States	$35,101	$26,688	$72,537	$52,258
United Kingdom	1,216	1,593	2,691	3,234
Other countries	1,896	1,951	4,767	3,584
Total	$38,213	$30,232	$79,995	$59,076

For the three-month periods ended June 30, 2013 and 2012, one customer, Google, accounted for approximately 13.1% and 11.9%, respectively, of total revenue. For the six-month periods ended June 30, 2013 and 2012, one customer, Google, accounted for approximately 12.2% and 11.7%, respectively, of total revenue. Revenue from Google is recognized entirely in the Company's Owned & Operated Websites segment.

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

Our customers include retailers, direct marketers, brand advertisers and the advertising agencies that service these groups. The proposition we offer our customers includes: one of the industry's broadest online marketing services portfolios—including performance-based campaigns and programs where marketers only pay for advertising when it generates a customer lead or product sale; our ability to target campaigns to reach the online consumers our customers are most interested in; and the scale at which we can deliver results for online advertising campaigns.

We generate the audiences for our advertisers' campaigns through a unique combination of: ad exchanges, proprietary networks of third-party websites, ad network optimization providers, spot buys with large publishers, search engines, and websites that we own and operate in several key verticals. Our sophisticated data management platform harnesses the large amount of anonymous data that is either provided to us by our clients or generated by our businesses, and we utilize this data, along with our technology platforms and marketing expertise, to deliver measurable performance for our customers.

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

We derive our revenue from three business segments: Affiliate Marketing, Media and Owned & Operated Websites, which are described in more detail below.

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

MEDIA

ValueClick's Media segment, which began as a leading display ad network operating primarily under the "ValueClick Media" brand name, provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In August 2011, we acquired Dotomi, Inc. ("Dotomi"), a leading provider of data-driven, intelligent display media for major retailers, and in April 2011, we acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. The Media segment also includes our Mediaplex business, which offers technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate.

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

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Affiliate Marketing
Revenue	$36,622	$33,605	$74,933	$70,712
Cost of revenue	4,526	4,200	9,088	8,376
Gross profit	32,096	29,405	65,845	62,336
Operating expenses	9,512	9,711	20,336	19,704
Segment income from operations	$22,584	$19,694	$45,509	$42,632

Media
Revenue	$91,490	$91,088	$187,746	$171,837
Cost of revenue	35,377	36,888	71,216	67,491
Gross profit	56,113	54,200	116,530	104,346
Operating expenses	28,141	29,079	57,235	56,821
Segment income from operations	$27,972	$25,121	$59,295	$47,525

Owned & Operated Websites
Revenue	$31,662	$29,401	$62,617	$58,076
Cost of revenue	19,590	16,846	39,106	34,303
Gross profit	12,072	12,555	23,511	23,773
Operating expenses	6,106	5,736	11,925	11,621
Segment income from operations	$5,966	$6,819	$11,586	$12,152

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$56,522	$51,634	$116,390	$102,309
Corporate expenses	(6,760)	(6,841)	(13,632)	(13,769)
Stock-based compensation	(5,139)	(5,748)	(9,936)	(11,834)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(2,491)	(2,492)	(4,985)	(4,985)
Amortization of intangible assets included in consolidated operating expenses	(3,919)	(6,321)	(7,842)	(12,645)
Consolidated income from operations	$38,213	$30,232	$79,995	$59,076

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$36,622	$33,605	$74,933	$70,712
Media	91,490	91,088	187,746	171,837
Owned & Operated Websites	31,662	29,401	62,617	58,076
Inter-segment eliminations	(18)	(109)	(102)	(208)
Consolidated revenue	$159,756	$153,985	$325,194	$300,417

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012

Revenue.   Consolidated revenue for the three-month period ended June 30, 2013 was $159.8 million compared to $154.0 million for the same period in 2012, representing a 3.7% increase.

 Affiliate Marketing segment revenue increased 9.0% to $36.6 million for the three-month period ended June 30, 2013 compared to $33.6 million in the same period in 2012. This revenue increase was primarily attributable to our domestic operations and due to an increase in the number of customers and transaction volumes associated with existing customers.

Media segment revenue remained relatively flat at $91.5 million for the three-month period ended June 30, 2013 compared to $91.1 million for the same period in 2012. Revenue growth from our mobile and Dotomi offerings was offset by weakness in our U.S. and European display businesses. We expect these general trends to continue in the third quarter of 2013.

Owned & Operated Websites segment revenue increased to $31.7 million for the three-month period ended June 30, 2013 compared to $29.4 million in the same period in 2012, an increase of 7.7%. This increase was driven by growth in Pricerunner and Investopedia. Owned & Operated Websites segment revenue is concentrated with one major customer, Google. A loss of revenue from this customer could have a significant negative impact on the revenue of this segment and the Company.

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

Our consolidated cost of revenue was $62.0 million for the three-month period ended June 30, 2013 compared to $60.4 million for the same period in 2012, an increase of 2.7%. Our consolidated gross margin remained relatively consistent at 61.2% and 60.8% for the three-month periods ended June 30, 2013 and 2012, respectively.

Cost of revenue for the Affiliate Marketing segment increased to $4.5 million for the three-month period ended June 30, 2013 compared to $4.2 million for the same period in 2012. Our Affiliate Marketing gross margin remained relatively consistent at 87.6% for the three-month period ended June 30, 2013 compared to 87.5% for the same period in 2012.

Cost of revenue for the Media segment decreased $1.5 million, or 4.1%, to $35.4 million for the three-month period ended June 30, 2013 compared to $36.9 million for the same period in 2012. Our Media segment gross margin increased to 61.3% for the three-month period ended June 30, 2013 compared to 59.5% for the same period in 2012. The improvement in our Media segment gross margin for the three-month period ended June 30, 2013 was due to the revenue mix as described above.

Cost of revenue for the Owned & Operated Websites segment increased $2.7 million to $19.6 million for the three-month period ended June 30, 2013 compared to $16.8 million for the same period in 2012. Our Owned & Operated Websites segment gross margin decreased to 38.1% for the three-month period ended June 30, 2013 from 42.7% for the same period in 2012. The decrease in gross margin is related to the portion of our business that generates consumer traffic via paid sources and monetizes through Google sponsored listings.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials.

Total sales and marketing expenses for the three-month period ended June 30, 2013 were $22.8 million compared to $20.6 million for the same period in 2012, an increase of 10.6%. The increase was primarily due to increases in salaries and wages as a result of increased headcount in our sales and marketing organizations. Our sales and marketing expenses as a percentage of revenue were 14.3% for the three-month period ended June 30, 2013 compared to 13.4% for the same period in 2012.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses decreased to $15.7 million for the three-month period ended June 30, 2013 compared to $19.5 million for the same period in 2012, a decrease of $3.8 million. The decrease was primarily due to lower incentive compensation expense, including amounts in the year ago period related to an earnout provision from the Dotomi acquisition, and lower stock-based compensation as described below. As a percentage of revenue, general and administrative expenses decreased to 9.8% for the three-month period ended June 30, 2013 compared to 12.7% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended June 30, 2013 were relatively flat at $17.1 million, or 10.7% of revenue, compared to $16.9 million, or 11.0% of revenue, for the same period in 2012, an increase of 1.3%.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended June 30, 2013 increased 14.7% to $22.6 million, from $19.7 million in the same period of the prior year, and represented 61.7% and 58.6% of Affiliate Marketing segment revenue for the three-month periods ended June 30, 2013 and 2012, respectively. The increase in this segment's operating income margin from the year ago period is primarily due to the operating leverage associated with the increased revenue as described above.

 Media segment income from operations for the three-month period ended June 30, 2013 increased 11.3% to $28.0 million, from $25.1 million in the same period of the prior year, and represented 30.6% and 27.6% of Media segment revenue in these respective periods. Media segment operating income margin increased from the prior year due to the higher gross margin as described above, as well as lower operating expenses in the current year. The decrease in operating expenses is related to the Dotomi earnout expensed in the prior year period as described above.

Owned & Operated Websites segment income from operations for the three-month period ended June 30, 2013 decreased to $6.0 million from $6.8 million in the same period of the prior year. The operating margin for this segment decreased to 18.8% in the current period from 23.2% in the year ago period. The decrease in this segment's operating income margin is a result of the lower gross margin as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended June 30, 2013 decreased to $5.1 million compared to $5.7 million for the same period in 2012. The decrease in stock-based compensation is primarily due to assumed equity awards from the Dotomi acquisition in August 2011 that became fully vested in the third quarter of 2012. We currently anticipate stock-based compensation of approximately $21 million for the year ending December 31, 2013. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the three-month periods ended June 30, 2013 and 2012, was $2.5 million. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, decreased to $3.9 million for the three-month period ended June 30, 2013 compared to $6.3 million for the same period in 2012. The decrease in amortization of intangible assets is primarily due to certain intangible assets being fully amortized by late 2012. We currently anticipate total amortization expense, including those recorded in Cost of revenue, of approximately $25 million for the year ending December 31, 2013.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net was an expense of $23.3 million for the three-month period ended June 30, 2013 compared to income of $1.5 million for the same period in 2012, a decrease of $24.8 million. The decrease was primarily due to a $22.6 million write-down of the note receivable related to the sale of the Web Clients business in 2010. The note receivable, and related write-down, is described more fully in Note 5 to our Condensed Consolidated Financial Statements included herein.

 Income Tax Expense. For the three-month period ended June 30, 2013, we recorded income tax expense of $5.5 million compared to $13.0 million for the same period in 2012. The decrease in the effective income tax rate for the three-month period ended June 30, 2013 to 37.0% from 41.1% in the same period of the prior year was primarily due to the recognition of certain state tax benefits and a lower state effective rate in the second quarter of 2013. We currently anticipate an effective income tax rate for the year ending December 31, 2013 of approximately 40% .

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012

Revenue. Consolidated revenue for the six-month period ended June 30, 2013 was $325.2 million compared to $300.4 million for the same period in 2012, representing a 8.2% increase, or $24.8 million.

Affiliate Marketing segment revenue increased to $74.9 million for the six-month period ended June 30, 2013 compared to $70.7 million in the same period in 2012. This increase of $4.2 million, or 6.0% was primarily attributable to our domestic operations and due to an increase in the number of customers and transaction volumes associated with existing customers.

Media segment revenue increased to $187.7 million for the six-month period ended June 30, 2013 compared to $171.8 million for the same period in 2012. The increase of $15.9 million, or 9.3%, in Media segment revenue was primarily attributable to growth in our domestic media businesses, primarily from our mobile and Dotomi offerings, in the first quarter of 2013 as compared to the same period in 2012.

Owned & Operated Websites segment revenue increased to $62.6 million for the six-month period ended June 30, 2013 compared to $58.1 million in the same period in 2012. The increase of $4.5 million, or 7.8%, was driven by growth in Pricerunner and Investopedia.

Cost of Revenue and Gross Profit. Our consolidated cost of revenue was $124.3 million for the six-month period ended June 30, 2013 compared to $115.1 million for the same period in 2012, an increase of $9.3 million, or 8.1%. Our consolidated gross margin remained relatively consistent at 61.8% and 61.7% for the six-month periods ended June 30, 2013 and 2012, respectively.

Cost of revenue for the Affiliate Marketing segment increased $0.7 million, or 8.5%, to $9.1 million for the six-month period ended June 30, 2013 compared to $8.4 million for the same period in 2012. Our Affiliate Marketing gross margin remained relatively consistent at 87.9% for the second quarter of 2013 compared to 88.2% for the same period in 2012.

Cost of revenue for the Media segment increased $3.7 million, or 5.5%, to $71.2 million for the six-month period ended June 30, 2013 compared to $67.5 million for the same period in 2012 due to the increase in revenue. Our Media segment gross margin increased to 62.1% for the six-month period ended June 30, 2013 compared to 60.7% for the same period in 2012 due to the revenue mix shift as described above.

Cost of revenue for the Owned & Operated Websites segment increased $4.8 million to $39.1 million for the six-month period ended June 30, 2013 compared to $34.3 million for the same period in 2012. Our Owned & Operated Websites segment gross margin decreased to 37.5% for the six-month period ended June 30, 2013 compared to 40.9% for the same period in 2012. The decrease in gross margin is related to the portion of our business that generates consumer traffic via paid sources and monetizes through Google sponsored listings.

Operating Expenses:

Sales and Marketing. Total sales and marketing expenses for the six-month period ended June 30, 2013 were $45.3 million compared to $41.6 million for the same period in 2012, an increase of $3.7 million, or 8.9%. The increase was primarily due to increases in salaries and wages as a result of increased headcount in our sales staff. Our sales and marketing expenses as a percentage of revenue remained relatively consistent at 13.9% for the six-month period ended June 30, 2013 compared to 13.8% for the same period in 2012.

General and Administrative. General and administrative expenses decreased to $33.9 million, or 10.4% of revenue, for the six-month period ended June 30, 2013 compared to $39.1 million, or 13.0% of revenue, for the same period in 2012, a decrease of $5.2 million, or 13.2%. The decrease was primarily due to lower incentive compensation expense, including amounts in the year ago period related to an earnout provision from the Dotomi acquisition, and lower stock-based compensation as described below.

Technology. Technology expenses for the six-month period ended June 30, 2013 were $33.8 million, or 10.4% of revenue, compared to $33.0 million, or 11.0% of revenue, for the same period in 2012, an increase of $0.8 million, or 2.6%.

Segment Income from Operations. Affiliate Marketing segment income from operations for the six-month period ended June 30, 2013 increased 6.7%, or $2.9 million, to $45.5 million, from $42.6 million in the same period of the prior year, and represented 60.7% and 60.3% of Affiliate Marketing segment revenue in these respective periods.

Media segment income from operations for the six-month period ended June 30, 2013 increased 24.8%, or $11.8 million, to $59.3 million from $47.5 million in the same period of the prior year, and represented 31.6% and 27.7% of Media segment revenue in these respective periods. Media segment operating income margin increased from prior year due to the higher gross margin as described above.

Owned & Operated Websites segment income from operations for the six-month period ended June 30, 2013 decreased to $11.6 million from $12.2 million in the same period of the prior year, a decrease of $0.6 million, or 4.7%. The operating margin for this segment decreased to 18.5% compared to 20.9% in the prior year period due to the lower gross margin as described above.

Stock-Based Compensation. Stock-based compensation for the six-month period ended June 30, 2013 decreased to $9.9 million compared to $11.8 million for the same period in 2012. The decrease in stock-based compensation is primarily due to assumed equity awards from the Dotomi acquisition in August 2011 that became fully vested in the third quarter of 2012.

Amortization of Intangible Assets. Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, was $5.0 million for the six-month periods ended June 30, 2013 and 2012. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, decreased to $7.8 million for the six-month period ended June 30, 2013 compared to $12.6 million for the same period in 2012. The decrease in amortization of intangible assets is primarily due to certain intangible assets being fully amortized by late 2012.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net was an expense of $23.9 million for the six-month period ended June 30, 2013 compared to income of $1.7 million for the same period in 2012. The decrease was primarily due to a $22.6 million write-down of the note receivable related to the sale of the Web Clients business in 2010. The note receivable, and related write-down, is described more fully in Note 5 to our Condensed Consolidated Financial Statements included herein.

Income Tax Expense. For the six-month period ended June 30, 2013, we recorded income tax expense of $20.4 million compared to $21.9 million for the same period in 2012. The increase in the effective income tax rate to 36.4% from 36.0% in the same period of the prior year was primarily due to the 2012 discrete recognition of certain state tax benefits.

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

The following is a reconciliation of net income from continuing operations to Adjusted‑EBITDA for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012

Net income from continuing operations	$9,395	$18,701	$35,678	$38,899
Interest and other expense (income), net	23,308	(1,497)	23,903	(1,726)
Income tax expense	5,510	13,028	20,414	21,903
Amortization of acquired developed technology and websites included in cost of revenue	2,491	2,492	4,985	4,985
Amortization of acquired intangible assets included in operating expenses	3,919	6,321	7,842	12,645
Depreciation and leasehold amortization	3,315	2,787	6,607	5,401
Stock-based compensation	5,139	5,748	9,936	11,834
Adjusted-EBITDA	$53,077	$47,580	$109,365	$93,941

Adjusted-EBITDA for the three-month period ended June 30, 2013 increased to $53.1 million from $47.6 million for the same period in 2012, representing an increase of $5.5 million, or 11.6%. Adjusted-EBITDA for the six-month period ended June 30, 2012 increased to $109.4 million from $93.9 million for the same period in 2012, representing an increase of $15.4 million, or 16.4%. The increase in each period is due to increased operating income in our Media and Affiliate Marketing segments as described above.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At June 30, 2013, our cash and cash equivalents balances totaled $127.1 million, of which $83.4 million was denominated in foreign currencies and held by our foreign subsidiaries. A majority of the cash held abroad could be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Net cash provided by operating activities increased to $79.5 million for the six months ended June 30, 2013 compared to $71.7 million in the same period of 2012. The increase in cash provided by operations was due primarily to our increased operating income, offset partially by the negative impact of net working capital changes, including an increase in our income tax receivable.

Net cash used in investing activities of $4.1 million for the six-month period ended June 30, 2013 was primarily due to the use of $6.0 million for equipment purchases offset partially by proceeds from principal payments received on our note receivable of $2.0 million. Net cash used in investing activities of $9.7 million in the six-month period ended June 30, 2012 was due to the use of $11.7 million for equipment purchases, offset partially by payments received on our note receivable of $2.1 million.

Net cash used in financing activities of $82.7 million for the six months ended June 30, 2013 was primarily due to stock repurchases of $52.1 million and net repayments under our credit facility of $40.0 million, offset partially by $6.3 million in proceeds received from shares issued under our employee stock programs and $3.0 million in excess tax benefits from exercises of stock-based awards. Net cash used in financing activities of $89.0 million for the six months ended June 30, 2012 was primarily due to common stock repurchases of $99.6 million offset partially by proceeds from borrowings of $5.0 million, proceeds received from shares issued under our employee stock programs of $3.6 million, and $1.9 million in excess tax benefits from exercises of stock-based awards.

Credit Facility
On August 19, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous line of credit. The Credit Facility originally consisted of a revolving loan commitment of $150.0 million and a term loan of $50.0 million, with an option to increase the total revolving loan commitment to $200.0 million subject to certain conditions. On June 29, 2012, we entered into a Commitment Increase Agreement to increase the total revolving loan commitment under the Credit Facility to $200.0 million. The term loan is payable in quarterly installments of $2.5 million per quarter. The Credit Facility expires on August 19, 2016. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14 to our Condensed Consolidated Financial Statements included herein. The revolving loan commitment provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At June 30, 2013, there was $70.0 million outstanding under the revolving loan commitment, and $32.5 million was outstanding under the term loan.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2012, our board of directors authorized a total of $792.5 million for repurchases under the Program and we repurchased a total of 70.9 million shares of its common stock for approximately $703.2 million. During the three- and six-month periods ended June 30, 2013, the our board of directors authorized $60.7 million for additional repurchases under the Program. During the three- and six-month periods ended June 30, 2013, we repurchased 2.0 million shares for $52.0 million. As of June 30, 2013, up to an additional $98.0 million of our capital may be used to repurchase shares of our outstanding common stock under the Program. On July 30, 2013, our board of directors increased the total amount authorized under the Program to $200 million.

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
Commitments and Contingencies
There were no significant changes to our commitments and contingencies during the three- and six-month periods ended June 30, 2013.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for our interim and annual periods beginning January 1, 2014. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations or cash flows.

In February 2013, the FASB issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on the face of their financial statements or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective for us on January 1, 2013. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facility and cash equivalents. Our exposure to interest rate risk primarily results from changes in the one-month London Interbank Offered Rate ("LIBOR"), which is the benchmark interest rate for borrowings under our credit facility. One-month LIBOR is currently approximately 0.19%. If the one-month LIBOR rate were to increase by 100% to 0.38%, and the entire amount currently outstanding on the revolving portion of our credit facility remained outstanding for a full year, we would experience an annual increase in interest expense of $0.1 million on borrowings under our credit facility. We do not believe that our current investment activities related to our cash equivalents subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian Dollars. The effect of foreign currency exchange rate fluctuations for the three-month period ended June 30, 2013 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $8.1 million, an estimated reduction of income before income taxes of approximately $1.6 million and an estimated reduction of consolidated net assets of approximately $12.5 million. While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of June 30, 2013, we had $108.9 million in total current assets, including $83.4 million in cash and cash equivalents, and $14.4 million in total current liabilities denominated in foreign currencies, predominantly British Pounds, Euros and Swedish Kronor.

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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM), search engine optimization (SEO), organic traffic, email campaigns, in-text ad networks, and distribution agreements with other website publishers. The current revenue and profitability levels of our Owned & Operated Websites segment are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of our Owned & Operated Websites segment. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines.

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

We initiated operations, through wholly-owned subsidiaries or divisions, in the United Kingdom in 1999; France and Germany in 2000; Sweden in 2004; Japan and China in 2007; Spain and Ireland in 2008; South Korea, South Africa and Canada in 2010; and Denmark in 2012. Our international expansion and the integration of international operations present unique challenges and risks to our company, and require management attention. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, content requirements, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our continued international expansion also subjects us to additional foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

•	the impact of recessions in economies outside of the United States;

•	changes in and differences between regulatory requirements between countries;

•	U.S. and foreign export restrictions, including export controls relating to encryption technologies;

•	reduced protection for and enforcement of intellectual property rights in some countries;

•	potentially adverse income tax or Value Added Tax consequences;

•	difficulties and costs of staffing and managing foreign operations;

•	political and economic instability;

•	tariffs and other trade barriers; and

•	seasonal reductions in business activity.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of June 30, 2013, we have $433.9 million and $68.9 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2013. If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

As more fully described in Note 11 to our condensed consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our condensed consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate, as well as in jurisdictions in which we do not operate but may have tax nexus given the complexities associated with various state tax regulations. We may be challenged by the taxing authorities in these various jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax or Value Added Tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition. In addition, if income tax regulations in the United States were to change such that we were no longer able to defer taxation of our international income, our income tax expense and financial position would be adversely impacted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes the Company’s repurchases of common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	—	$—	—	$150.0	million

May 1, 2013 through May 31, 2013	1,183,067	$26.55	1,183,067	$118.6	million

June 1, 2013 through June 30, 2013	816,933	$25.30	816,933	$98.0	million

Total	2,000,000	$26.04	2,000,000	$98.0	million
____________________

(1)
In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2012, the Company’s board of directors authorized a total of $792.5 million for repurchases under the Program and the Company had repurchased a total of 70.9 million shares of its common stock for approximately $703.2 million. During the three- and six-month periods ended June 30, 2013, the Company's board of directors authorized $60.7 million for additional repurchases under the Program. During the three- and six-month periods ended June 30, 2013, the Company repurchased 2.0 million shares for $52.0 million. As of June 30, 2013, up to an additional $98.0 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. On July 30, 2013, the Company's board of directors increased the total amount authorized under the Program to $200 million.

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

VALUECLICK, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	August 7, 2013