Form 10-Q
period 2013-09-30
VALUECLICK INC/CA
filed 2013-11-12
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2013 was 66,756,592.

VALUECLICK, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALUECLICK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,522	$100,403
Accounts receivable, net	110,571	130,601
Prepaid expenses and other current assets	9,695	7,980
Income taxes receivable	17,952	7,069
Deferred tax assets, current portion	290	10,315
Current assets held for sale	48,686	54,893
Total current assets	241,716	311,261
Assets held for sale, less current portion	56,945	59,457
Note receivable, less current portion	—	27,615
Property and equipment, net	29,194	25,971
Goodwill	388,968	388,895
Intangible assets acquired in business combinations, net	54,735	71,342
Deferred tax assets, less current portion	11,816	11,995
Other assets	3,401	3,160
TOTAL ASSETS	$786,775	$899,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,977	$118,897
Other current liabilities	2,023	2,440
Borrowings under credit agreement, current portion	—	10,000
Liabilities related to assets held for sale	9,531	11,064
Total current liabilities	102,531	142,401
Income taxes payable	28,546	25,716
Deferred tax liabilities	281	311
Borrowings under credit agreement, less current portion	195,000	132,500
Other non-current liabilities	6,828	7,012
Liabilities related to assets held for sale, less current portion	1,358	1,051
TOTAL LIABILITIES	334,544	308,991

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 66,733,655 and 75,303,111 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	67	75
Additional paid-in capital	456,154	538,025
Accumulated other comprehensive loss	(3,990)	(5,706)
Retained earnings	—	58,311
Total stockholders’ equity	452,231	590,705
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786,775	$899,696

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012

Revenue	$134,101	$130,911	$396,678	$373,252
Cost of revenue	42,928	45,234	127,141	124,980
Gross profit	91,173	85,677	269,537	248,272

Operating expenses:
Sales and marketing	21,700	19,881	64,143	58,754
General and administrative	15,097	18,462	45,585	53,891
Technology	14,124	13,696	41,706	40,937
Amortization of intangible assets acquired in business combinations	3,550	5,258	10,650	16,130
Total operating expenses	54,471	57,297	162,084	169,712
Income from operations	36,702	28,380	107,453	78,560
Interest and other (expense) income, net	(152)	209	(24,022)	1,507
Income before income taxes	36,550	28,589	83,431	80,067
Income tax expense	14,456	11,374	31,921	31,345
Net income from continuing operations	22,094	17,215	51,510	48,722
Discontinued operations (Note 4):
Net (loss) income from discontinued operations	(4,103)	5,335	2,353	15,735
Gain on sale, net of tax	—	980	2,286	980
Net income	17,991	23,530	56,149	65,437

Other comprehensive income:
Foreign currency translation	4,796	4,701	1,716	2,306
Total comprehensive income	$22,787	$28,231	$57,865	$67,743

Basic net income (loss) per common share from:
Continuing operations	$0.31	$0.23	$0.69	$0.62
Discontinued operations	$(0.06)	$0.08	$0.06	$0.21
Net income	$0.25	$0.31	$0.76	$0.84

Diluted net income (loss) per common share from:
Continuing operations	$0.30	$0.22	$0.68	$0.61
Discontinued operations	$(0.06)	$0.08	$0.06	$0.21
Net income	$0.25	$0.31	$0.74	$0.82

Weighted-average shares used to calculate net income per common share:
Basic	71,649	75,130	74,261	78,052
Diluted	73,322	76,513	76,085	79,640

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	—	—	75,303,111	$75	$538,025	$(5,706)	$58,311	$590,705
Non-cash, stock-based compensation	—	—	—	—	14,950	—	—	14,950
Shares issued in connection with employee stock programs	—	—	1,430,544	2	8,477	—	—	8,479
Repurchase and retirement of common stock	—	—	(10,000,000)	(10)	(109,354)	—	(114,460)	(223,824)
Tax benefit from employee stock transactions	—	—	—	—	4,056	—	—	4,056
Net income	—	—	—	—	—	—	56,149	56,149
Foreign currency translation	—	—	—	—	—	1,716	—	1,716
Balance at September 30, 2013	—	—	66,733,655	$67	$456,154	$(3,990)	$—	$452,231

See accompanying Notes to Condensed Consolidated Financial Statements

VALUECLICK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-month Period Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$56,149	$65,437
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on note receivable	22,556	—
Depreciation and amortization	29,086	34,473
Non-cash, stock-based compensation	14,950	17,390
Provision for doubtful accounts and sales credits	2,718	2,687
Gain on sale of business	(2,286)	(980)
Amortization of discount on note receivable	(570)	(1,779)
Deferred income taxes	10,398	(1,074)
Tax benefit from stock-based awards	4,056	2,330
Excess tax benefit from stock-based awards	(4,216)	(2,552)
Changes in operating assets and liabilities, net of effects of business acquisitions	(18,382)	(10,424)
Net cash provided by operating activities	114,459	105,508

Cash flows from investing activities:
Purchases of property and equipment	(12,203)	(13,744)
Principal payments received on note receivable	7,460	3,099
Payments for acquisitions, net of cash acquired	—	(154)
Net cash used in investing activities	(4,743)	(10,799)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement	155,799	82,000
Repayments under credit agreement	(105,000)	(74,500)
Repurchases and retirement of common stock	(223,824)	(108,817)
Proceeds from shares issued under employee stock programs	8,479	6,196
Excess tax benefit from stock-based awards	4,216	2,552
Net cash used in financing activities	(160,330)	(92,569)

Effect of exchange rate changes on cash and cash equivalents	1,031	1,420
Net decrease (increase) in cash and cash equivalents of discontinued operations	3,702	(6,402)
Net (decrease) increase in cash and cash equivalents	(45,881)	(2,842)
Cash and cash equivalents, beginning of period	100,403	89,091
Cash and cash equivalents, end of period	$54,522	$86,249

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

In periods prior to the third quarter of 2013, the Company derived its revenue from three business segments: Affiliate Marketing, Media and Owned & Operated Websites. In the third quarter of 2013, the Company's board of directors approved a plan to sell the Company's Owned & Operated Websites business segment. As a result of this plan, and actions taken by the Company, the Owned & Operated Websites segment meets the definition of a business held for sale at September 30, 2013. The results of operations for the Owned and Operated Websites segment have been excluded from continuing operations for all periods herein and reported as discontinued operations. With this change, the Company now operates in two business segments: Affiliate Marketing and Media.

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

MEDIA - ValueClick's Media segment, which began as a leading display ad network, provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In August 2011, the Company acquired Dotomi, Inc. ("Dotomi"), a customer relationship management ("CRM") solution that enables advertisers to create highly personalized advertising campaigns for their existing customers and recent website visitors, and in April 2011, the Company acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. The Media segment also includes the Company's Mediaplex business, which offers technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate. Mediaplex is also beginning to offer media services in addition to its prior role as a technology provider.

Through these various media-focused products, the Company's Media segment is able to access its customers' target audiences through the unique combination of: its ability to acquire inventory by bidding on a real-time basis through ad exchanges and other channels; its proprietary broad-based network of thousands of high-quality online publishers; relationships with leading mobile application developers; and vertically-focused networks in the areas of pharma/healthcare (AdRx Media), home and garden (Modern Living Media) and motherhood (Mom's Media). The Company's Media segment applies its proprietary data and targeting and optimization technologies to these inventory sources to ensure that the metrics that are most important to its customers are achieved. The Company's services in the Media segment are sold on a variety of pricing models, including cost-per-thousand-impression ("CPM"), cost-per-action ("CPA"), and cost-per-click ("CPC").

As described above, the Company's Owned & Operated Websites segment is being reported as an asset held for sale, and its results of operations are being reported as discontinued operations, beginning in the third quarter of 2013 for all periods presented. On September 30, 2012, the Company sold its self-service paid search offering business, Search123, which was previously included in the Owned & Operated Websites segment. The results of operations of Search123 are reported as discontinued operations for the three- and nine- month periods ended September 30, 2012. See Note 4 for additional information on the Company's discontinued operations and the divestiture of Search123.

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

In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations or cash flows.

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

3.    STOCK-BASED COMPENSATION
 In the three-month periods ended September 30, 2013 and 2012, the Company recognized stock-based compensation of $4.7 million and $5.3 million, respectively. In the nine-month periods ended September 30, 2013 and 2012, the Company recognized stock-based compensation of $14.1 million and $16.7 million, respectively.
The decrease in stock-based compensation for the three- and nine-month periods ended September 30, 2013 from the prior year periods was primarily due to assumed equity awards from the Dotomi acquisition that became fully vested in the third quarter of 2012. The following table summarizes, by statement of comprehensive income line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
Sales and marketing	$1,254	$1,278	$3,801	$3,854
General and administrative	2,335	2,732	6,893	8,652
Technology	1,126	1,314	3,371	4,182
Stock-based compensation	4,715	5,324	14,065	16,688
Related income tax benefits	(1,941)	(1,798)	(5,949)	(4,884)
Stock-based compensation, net of tax benefits	$2,774	$3,526	$8,116	$11,804

4.    DISCONTINUED OPERATIONS

In the third quarter of 2013, the Company's board of directors approved a plan to sell the Company's Owned & Operated Websites business segment. The Company has initiated an active program to locate a buyer and expects the sale to be completed within a year. The assets and liabilities of the Owned & Operated Websites segment are classified as held for sale as of September 30, 2013 and December 31, 2012, and the historical results of operations of the Owned & Operated Websites segment are treated as discontinued operations herein. As a result of the Owned & Operated Websites segment being classified as discontinued operations, the Company can no longer assert that the Owned & Operated Websites segment's foreign earnings will be permanently reinvested in its respective foreign jurisdictions. This change in assertion has caused the Company to record a deferred tax liability of $7.2 million in connection with the difference between the book and tax bases of the net foreign assets held for sale. The Company has elected to record the deferred tax impact of the difference between the book and tax bases of net foreign assets held for sale in discontinued operations unless otherwise required under generally accepted accounting principles. Accordingly, the recording of the deferred tax liability resulted in a $7.0 million tax charge in discontinued operations and a $0.2 million tax charge in other comprehensive income.
On September 30, 2012, the Company completed the disposition of Search123, its self-service paid search business operating in Europe. The sales price consisted of future contingent payments based upon the performance of the business over the four years subsequent to the purchase date. The estimated fair value of the contingent payments receivable was $3.9 million on the date of sale, $3.8 million at December 31, 2012, and $4.8 million at September 30, 2013, based on a discounted cash flow model of the forecasted performance of Search123 using Level 3 inputs. Due to consistent performance of the Search123 business, which has achieved higher than expected results since the close of the transaction, the net book value of the receivable increased by $3.3 million in the second quarter of 2013. This increase is recorded as a pre-tax gain of $3.3 million, and a $2.3 million gain net of income taxes, within discontinued operations in the accompanying condensed consolidated statement of comprehensive income for the nine-month period ended September 30, 2013. The divestiture initially generated, in the third quarter of 2012, a pre-tax gain of $2.1 million and a $1.0 million gain net of income taxes. The historical results of Search123 are treated as discontinued operations herein.

The following amounts related to the Owned & Operated Websites segment for the three- and nine-month periods ended September 30, 2013 and 2012 were derived from historical financial information. All amounts have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
Revenue	$28,872	$29,973	$91,489	$88,049

Income from discontinued operations before income taxes	3,805	5,841	13,016	15,165
Income tax expense	7,908	2,152	10,857	4,084
Net income from discontinued operations	$(4,103)	$3,689	$2,159	$11,081

The following amounts related to Search123 for the three- and nine-month periods ended September 30, 2013 and 2012 were derived from historical financial information. All amounts have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$7,069	$—	$20,486

Income from discontinued operations before income taxes	—	1,881	194	5,319
Income tax expense	—	235	—	665
Net income from discontinued operations	$—	$1,646	$194	$4,654

The components of assets and liabilities held for sale at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Current assets held for sale:
Cash and cash equivalents	32,533	36,235
Receivables, net	12,694	16,887
Other current assets	3,459	1,771
	48,686	54,893

Assets held for sale, less current portion:
Property and equipment, net	2,084	3,043
Goodwill	45,844	45,612
Intangible assets acquired in business combinations	8,210	10,479
Other assets	807	323
	56,945	59,457

Current liabilities related to assets held for sale:
Accounts payable and accrued expenses	8,142	9,486
Other current liabilities	1,389	1,578
	9,531	11,064

Liabilities related to assets held for sale, less current portion:
Deferred tax liabilities	1,358	1,019
Other non-current liabilities	—	32
	1,358	1,051

5.    NOTE RECEIVABLE

The Company sold its Web Clients subsidiary on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated discounted fair value of a $45.0 million (face amount) five-year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten year period and a balloon payment at the end of the fifth year. In the second quarter of 2013, the Company determined that this note receivable was impaired due to the non-payment status of the note and deteriorating performance of the underlying business. In July 2013, the Company reached a settlement with the counter-party resulting in an upfront payment to the Company of $5.5 million in exchange for a release of the remaining obligations. As a result, the Company recognized an impairment charge of $22.6 million in Interest and other (expense) income, net in the accompanying Condensed Consolidated Statements of Comprehensive Income during the nine-month period ended September 30, 2013. The $5.5 million settlement payment was received in July 2013.

The following table details the composition of the note receivable at December 31, 2012 (in thousands):

December 31, 2012
Note receivable, gross	$34,463
Discount	(5,017)
Impairment charges	—
Note receivable, net of discount and impairment	29,446
Less: current portion	(1,831)
Note receivable, less current portion	$27,615

Prior to the buyer's default on the note receivable, the Company reflected interest income associated with this note in Interest and other (expense) income, net in the accompanying Condensed Consolidated Statements of Comprehensive Income. As a result of the default, the Company did not recognize any interest income for the three-month period ended September 30, 2013. For the three month period ended September 30, 2012, the Company recognized $1.0 million in interest income. Total interest income recognized for the nine-month periods ended September 30, 2013 and 2012 was $1.0 million and $3.2 million, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS

As a result of the Company's intention to sell its Owned & Operated Websites businesses as described in Note 1, the Company's reporting units now consist of the Affiliate Marketing, Dotomi and Media operating segments as of September 30, 2013. The changes in the carrying amount of goodwill, by reporting unit, for the nine-month period ended September 30, 2013 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Total
Balance at December 31, 2012	$30,638	206,861	$151,396	$388,895
Foreign currency translation adjustments	52	—	21	73
Balance at September 30, 2013	$30,690	$206,861	$151,417	$388,968

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Affiliate Marketing	Dotomi	Media	Total
September 30, 2013
Goodwill	$30,690	$206,861	$263,417	$500,968
Accumulated impairment losses	—	—	(112,000)	(112,000)
Goodwill, net	$30,690	$206,861	$151,417	$388,968

December 31, 2012
Goodwill	$30,638	$206,861	$263,396	$500,895
Accumulated impairment losses	—	—	(112,000)	(112,000)
Goodwill, net	$30,638	$206,861	$151,396	$388,895
The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
September 30, 2013
Customer, affiliate and advertiser relationships	$95,810	$(57,448)	$38,362
Trademarks, trade names and domain names	11,399	(9,184)	2,215
Developed technologies and websites	31,770	(17,612)	14,158
Total intangible assets	$138,979	$(84,244)	$54,735

December 31, 2012
Customer, affiliate and advertiser relationships	$95,810	$(47,397)	$48,413
Trademarks, trade names and domain names	11,407	(8,593)	2,814
Developed technologies and websites	31,770	(11,655)	20,115
Total intangible assets	$138,987	$(67,645)	$71,342

The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
Amortization of acquired developed technologies and websites included in consolidated cost of revenue	$1,986	$2,018	$5,957	$5,990
Amortization of acquired intangible assets included in consolidated operating expenses	3,550	5,258	10,650	16,130
Total	$5,536	$7,276	$16,607	$22,120

Estimated intangible asset amortization expense for the remainder of 2013 and the succeeding three years, is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
Three months ending December 31, 2013	$1,986	$3,550	$5,536
2014	7,943	14,201	22,144
2015	4,230	14,142	18,372
2016	—	8,683	8,683
Total	$14,159	$40,576	$54,735

7.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $6.5 million at September 30, 2013 and $5.8 million at December 31, 2012. No customers accounted for more than 10% of the accounts receivable balance at September 30, 2013 or December 31, 2012.

8.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Computer equipment and purchased software	$54,534	$47,127
Furniture and equipment	7,791	6,441
Leasehold improvements	10,601	8,182
Property and equipment, gross	72,926	61,750
Less: accumulated depreciation and leasehold amortization	(43,732)	(35,779)
Total property and equipment, net	$29,194	$25,971

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
As of September 30, 2013 and December 31, 2012, the carrying amounts of net accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The carrying amount of cash equivalents, which consist of money market accounts, approximate fair value using level 1 inputs. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the company's debt approximates its fair value and is a Level 2 measurement within the fair value hierarchy.
10.    COMMITMENTS AND CONTINGENCIES

On September 24, 2013, a purported securities fraud class action lawsuit was filed in the United States District Court for the Central District of California by Donald E. Chambers, on behalf of himself and all others similarly situated, presuming to represent all persons who purchased or otherwise acquired the common stock of ValueClick, Inc. between February 14, 2013 and August 1, 2013. The lawsuit seeks unspecified damages and alleges violations of certain federal securities laws based upon the Company and its officers alleged materially false and misleading statements concerning the Company's integration of its Dotomi and Greystripe acquisitions, the status of the Note Receivable from the sale of the Company’s promotional lead generation marketing business and the status of the Company’s European operations, among other things. The lawsuit is brought against the Company and certain of its directors and officers. The Company believes this case to be without merit and intends to defend itself vigorously. No amounts have been recorded in the Company's consolidated financial statements as of September 30, 2013 related to this matter as the Company does not believe an unfavorable outcome is probable or reasonably estimable.

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

11.    INCOME TAXES

As of December 31, 2012, the Company had recorded a liability of $19.7 million for unrecognized tax benefits. During the three-month period ended September 30, 2013, the Company’s liability for unrecognized tax benefits increased by $0.7 million as a result of income tax positions taken during the period. During the nine-month period ended September 30, 2013, the Company's liability for unrecognized tax benefits increased by $2.1 million, resulting in a total liability for unrecognized tax benefits at September 30, 2013 of $21.8 million. If these tax benefits are recognized in future periods, this liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following September 30, 2013 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. The Company recognized $0.4 million in gross interest and penalties expense related to unrecognized tax benefits, partially offset by a reversal of prior accrued interest of $0.1 million as a result of the expiration of certain statutes of limitations in the three-month periods ended September 30, 2013 and 2012. During the nine-month periods ended September 30, 2013 and 2012, the Company recognized $1.1 million and $1.0 million, respectively, in gross interest and penalties, offset by a reversal of prior year accrued interest and penalties of $0.1 million and $0.5 million, respectively, as result of the expiration of certain statutes of limitations. The Company recorded an accrual for interest and penalties in the amount of $10.6 million and $9.6 million at September 30, 2013 and December 31, 2012, respectively, related to unrecognized tax benefits. These amounts are included in non-current income taxes payable.

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

12.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2012, the Company’s board of directors authorized a total of $792.5 million for repurchases under the Program and the Company had repurchased a total of 70.9 million shares of its common stock for approximately $703.2 million. During the three- and nine-month periods ended September 30, 2013, the Company's board of directors authorized $102.0 million and $162.7 million, respectively, for additional repurchases under the Program. During the three- and nine-month periods ended September 30, 2013, the Company repurchased 8.0 million shares for $171.6 million and 10.0 million shares for $223.6 million, respectively. As of September 30, 2013, up to an additional $28.4 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program. On October 30, 2013, the Company's board of directors increased the total amount authorized under the Program to $100.0 million.

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

13.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
Net income	$17,991	$23,530	$56,149	$65,437

Weighted-average common shares outstanding - basic	71,649	75,130	74,261	78,052
Dilutive effect of employee stock-based awards	1,673	1,383	1,824	1,588
Number of shares used to compute net income per common share - diluted	73,322	76,513	76,085	79,640

Net income per common share:
Basic	$0.25	$0.31	$0.76	$0.84
Diluted	$0.25	$0.31	$0.74	$0.82
Employee stock-based awards totaling 125,000 shares and 670,000 shares during the three-month periods ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method. For the nine-month periods ended September 30, 2013 and 2012, the number of anti-dilutive shares excluded from the diluted net income per common share computation was 64,000 and 308,000, respectively.

14.    CREDIT AGREEMENT

On August 19, 2013, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Facility"), which amended and restated the Company's previous credit facility in its entirety. The amended Credit Facility consists of a revolving loan commitment of $400.0 million, with a Company option to increase the total revolving loan commitment to $500.0 million subject to certain conditions. The expiration date under the amended Credit Facility was extended to August 19, 2018. Borrowings under the facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 1.50% and (c) the one month reserve adjusted daily London Interbank Offered Rate ("LIBOR") plus 1.50%, or (ii) LIBOR, in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.25% to 1.75% for LIBOR loans and from 0.25% to 0.75% for Base Rate loans.

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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company used borrowings under the Credit Facility to settle the prior credit facility and fund a portion of the Company's stock repurchases in the current quarter. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.30% based on the Company’s total leverage ratio. The agreement also defines customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At September 30, 2013, there was $195.0 million outstanding under the revolving loan commitment.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, a fixed charge coverage ratio and a minimum unrestricted, unencumbered liquid assets requirement. At September 30, 2013 and December 31, 2012, the Company was in compliance with all of the financial covenants of its credit facilities.

15.    SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from two business segments: Affiliate Marketing and Media. These business segments are presented on a worldwide basis. Prior to the third quarter of 2013, the Company operated in a third segment, Owned & Operated Websites. However, in the third quarter of 2013, the Company's board of directors approved a plan to sell the Owned & Operated Websites business segment. As a result of the plan, and actions taken by the Company, the Owned & Operated Websites segment meets the definition of a business held for sale at September 30, 2013, and the reporting requirements to be reported as discontinued operations. Accordingly, the results of operations for the Owned and Operated Websites segment have been excluded from continuing operations for all periods herein.

The following table provides revenue and segment income from operations for each of the Company’s two business segments. The Company accounts for inter-segment revenue as if the revenue was derived from third parties, that is, at current market prices. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses, as these items are excluded from the segment performance measures utilized by the Company's chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance; acquisition related costs; certain legal fees not directly attributable to a business segment; liability insurance; and, other corporate expenses.

	Revenue		Segment Income from Operations
	Three-month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Affiliate Marketing	$38,872	$34,871	$23,606	$20,343
Media	95,254	96,104	30,242	27,647
Inter-segment revenue	(25)	(64)	—	—
Total	$134,101	$130,911	$53,848	$47,990

	Revenue		Segment Income from Operations
	Nine-month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Affiliate Marketing	$113,805	$105,583	$69,115	$62,975
Media	283,000	267,941	89,537	75,172
Inter-segment revenue	(127)	(272)	—	—
Total	$396,678	$373,252	$158,652	$138,147

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
Segment income from operations	$53,848	$47,990	$158,652	$138,147
Corporate expenses	(6,895)	(7,010)	(20,527)	(20,779)
Stock-based compensation	(4,715)	(5,324)	(14,065)	(16,688)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(1,986)	(2,018)	(5,957)	(5,990)
Amortization of acquired intangible assets included in consolidated operating expenses	(3,550)	(5,258)	(10,650)	(16,130)
Consolidated income from operations	$36,702	$28,380	$107,453	$78,560

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing and Media segments is as follows for each period (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
Affiliate Marketing	$363	$323	$1,030	$938
Media	2,572	2,339	7,353	6,237
Corporate	297	100	857	276
Total	$3,232	$2,762	$9,240	$7,451

The Company’s continuing operations are domiciled in the United States with operations internationally in Europe, South Africa and China through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
United States	$123,172	$120,215	$362,870	$339,044
International	11,087	11,850	34,302	37,656
Inter-regional eliminations	(158)	(1,154)	(494)	(3,448)
Total	$134,101	$130,911	$396,678	$373,252

	Income from Operations
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
United States	$35,853	$26,808	$103,810	$73,775
International	849	1,572	3,643	4,785
Total	$36,702	$28,380	$107,453	$78,560

For the three- and nine-month periods ended September 30, 2013 and 2012, no customer comprised more than 10% of total revenue from continuing operations.

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

We generate the audiences for our advertisers' campaigns through a unique combination of: ad exchanges, proprietary networks of third-party websites, ad network optimization providers, and spot buys with large publishers. Our sophisticated data management platform harnesses the large amount of anonymous data that is either provided to us by our clients or generated by our businesses, and we utilize this data, along with our technology platforms and marketing expertise, to deliver measurable performance for our customers.

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

In periods prior to the third quarter of 2013, our revenue was derived from three business segments: Affiliate Marketing, Media and Owned & Operated Websites. In the third quarter of 2013, our board of directors approved a plan to sell our Owned & Operated Websites business segment. As a result of this plan, and actions taken by the Company, the Owned & Operated Websites segment meets the definition of a business held for sale at September 30, 2013. The results of operations for the Owned and Operated Websites segment have been excluded from continuing operations for all periods herein and reported as discontinued operations. With this change, we now operate in two business segments: Affiliate Marketing and Media, which are described in more detail below.

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

MEDIA

ValueClick's Media segment, which began as a leading display ad network, provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. In August 2011, we acquired Dotomi, Inc. ("Dotomi"), a customer relationship management ("CRM") solution that enables advertisers to create highly personalized advertising campaigns for their existing customers and recent website visitors, and in April 2011, we acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. The Media segment also includes our Mediaplex business, which offers technology products and services that enable marketers to implement and manage their online advertising across multiple channels including display, email, paid search, natural search, on-site, offline, and affiliate.

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

SEGMENT OPERATING RESULTS

The following table provides revenue, cost of revenue, gross profit, operating expenses, and income from operations information for our two business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance, acquisition related costs, and certain legal matters; insurance; and, other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Affiliate Marketing
Revenue	$38,872	$34,871	$113,805	$105,583
Cost of revenue	4,491	4,514	13,579	12,890
Gross profit	34,381	30,357	100,226	92,693
Operating expenses	10,775	10,014	31,111	29,718
Segment income from operations	$23,606	$20,343	$69,115	$62,975

Media
Revenue	$95,254	$96,104	$283,000	$267,941
Cost of revenue	36,458	38,735	107,674	106,226
Gross profit	58,796	57,369	175,326	161,715
Operating expenses	28,554	29,722	85,789	86,543
Segment income from operations	$30,242	$27,647	$89,537	$75,172

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$53,848	$47,990	$158,652	$138,147
Corporate expenses	(6,895)	(7,010)	(20,527)	(20,779)
Stock-based compensation	(4,715)	(5,324)	(14,065)	(16,688)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(1,986)	(2,018)	(5,957)	(5,990)
Amortization of intangible assets included in consolidated operating expenses	(3,550)	(5,258)	(10,650)	(16,130)
Consolidated income from operations	$36,702	$28,380	$107,453	$78,560

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$38,872	$34,871	$113,805	$105,583
Media	95,254	96,104	283,000	267,941
Inter-segment eliminations	(25)	(64)	(127)	(272)
Consolidated revenue	$134,101	$130,911	$396,678	$373,252

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO SEPTEMBER 30, 2012

Revenue.   Consolidated revenue for the three-month period ended September 30, 2013 was $134.1 million compared to $130.9 million for the same period in 2012, representing a 2.4% increase.

 Affiliate Marketing segment revenue increased 11.5% to $38.9 million for the three-month period ended September 30, 2013 compared to $34.9 million in the same period in 2012. This revenue increase was attributable to new client wins as a result of a major competitor closing its offering, as well as an increase in transaction volumes associated with existing customers.

Media segment revenue was down slightly at $95.3 million for the three-month period ended September 30, 2013 compared to $96.1 million for the same period in 2012. Revenue growth from our mobile and CRM offerings was offset by weakness in our U.S. and European display businesses. We expect these general trends to continue in the fourth quarter of 2013.

Cost of Revenue and Gross Profit.   Cost of revenue includes payments to website publishers, certain labor costs that are directly related to revenue-producing activities, Internet access costs, amortization of developed technology and websites acquired in business combinations, and depreciation on revenue-producing technologies.

Our consolidated cost of revenue was $42.9 million for the three-month period ended September 30, 2013 compared to $45.2 million for the same period in 2012, a decrease of 5.1%. Our consolidated gross margin increased to 68.0% from 65.4% for the three-month periods ended September 30, 2013 and 2012, respectively.

Cost of revenue for the Affiliate Marketing segment remained consistent at $4.5 million for the three-month periods ended September 30, 2013 and 2012. Our Affiliate Marketing gross margin increased slightly to 88.4% for the three-month period ended September 30, 2013 compared to 87.1% for the same period in 2012. The improvement in Affiliate Marketing segment gross margin for the three-month period ended September 30, 2013 was due the operating leverage associated with the higher revenue, as the cost of revenue for the Affiliate Marketing consists primarily of fixed costs.

Cost of revenue for the Media segment decreased $2.3 million, or 5.9%, to $36.5 million for the three-month period ended September 30, 2013 compared to $38.7 million for the same period in 2012. Our Media segment gross margin increased to 61.7% for the three-month period ended September 30, 2013 compared to 59.7% for the same period in 2012. The improvement in our Media segment gross margin for the three-month period ended September 30, 2013 was due to the revenue mix shift as described above.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials.

Total sales and marketing expenses for the three-month period ended September 30, 2013 were $21.7 million compared to $19.9 million for the same period in 2012, an increase of 9.1%. The increase was primarily due to increases in salaries and wages as a result of increased headcount in our sales and marketing organizations. Our sales and marketing expenses as a percentage of revenue were 16.2% for the three-month period ended September 30, 2013 compared to 15.2% for the same period in 2012.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses decreased to $15.1 million for the three-month period ended September 30, 2013 compared to $18.5 million for the same period in 2012, a decrease of $3.4 million. The decrease was primarily due to lower incentive compensation expense, including amounts in the year ago period related to an earnout provision from the Dotomi acquisition, and lower stock-based compensation as described below. As a percentage of revenue, general and administrative expenses decreased to 11.3% for the three-month period ended September 30, 2013 compared to 14.1% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended September 30, 2013 were relatively flat at $14.1 million, or 10.5% of revenue, compared to $13.7 million, or 10.5% of revenue, for the same period in 2012, an increase of 3.1%.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended September 30, 2013 increased 16.0% to $23.6 million, from $20.3 million in the same period of the prior year, and represented 60.7% and 58.3% of Affiliate Marketing segment revenue for the three-month periods ended September 30, 2013 and 2012, respectively. The increase in this segment's operating income margin from the year ago period is primarily due to the operating leverage associated with the increased revenue as described above.

Media segment income from operations for the three-month period ended September 30, 2013 increased 9.4% to $30.2 million, from $27.6 million in the same period of the prior year, and represented 31.7% and 28.8% of Media segment revenue in these respective periods. Media segment operating income margin increased from the prior year due to the higher gross margin as described above, as well as lower operating expenses in the current year. The decrease in operating expenses is related to the Dotomi earnout expense in the prior year period as described above.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended September 30, 2013 decreased to $4.7 million compared to $5.3 million for the same period in 2012. The decrease in stock-based compensation is primarily due to assumed equity awards from the Dotomi acquisition in August 2011 that became fully vested in the third quarter of 2012. We currently anticipate stock-based compensation in the range of $19 million to $20 million for the year ending December 31, 2013. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the three-month periods ended September 30, 2013 and 2012, was $2.0 million. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, decreased to $3.6 million for the three-month period ended September 30, 2013 compared to $5.3 million for the same period in 2012. The decrease in amortization of intangible assets is primarily due to certain intangible assets being fully amortized by late 2012. We currently anticipate total amortization expense, including those recorded in Cost of revenue, of approximately $22.1 million for the year ending December 31, 2013.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net was an expense of $0.2 million for the three-month period ended September 30, 2013 compared to income of $0.2 million for the same period in 2012, a decrease of $0.4 million. The decrease was primarily due to lower interest income in the current year, as the prior year included interest income from a note receivable that was no longer outstanding in the current year period. The decrease in interest income was offset partially by lower interest expense in the current year as a result of lower outstanding balances on our credit facility.

 Income Tax Expense. For the three-month period ended September 30, 2013, we recorded income tax expense of $14.5 million compared to $11.4 million for the same period in 2012. The effective income tax rates of 39.6% and 39.8%, respectively, remained relatively consistent. We currently anticipate an effective income tax rate for the year ending December 31, 2013 of approximately 40%.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013 COMPARED TO SEPTEMBER 30, 2012

Revenue. Consolidated revenue for the nine-month period ended September 30, 2013 was $396.7 million compared to $373.3 million for the same period in 2012, representing a 6.3% increase, or $23.4 million.

Affiliate Marketing segment revenue increased to $113.8 million for the nine-month period ended September 30, 2013 compared to $105.6 million in the same period in 2012. This increase of $8.2 million, or 7.8% was attributable to new client wins as a result of a major competitor closing its offering, as well as an increase in transaction volumes associated with existing customers.

Media segment revenue increased to $283.0 million for the nine-month period ended September 30, 2013 compared to $267.9 million for the same period in 2012. The increase of $15.1 million, or 5.6%, in Media segment revenue was primarily attributable to growth in our mobile and CRM offerings, offset by a decrease in our U.S. and European display businesses.

Cost of Revenue and Gross Profit. Our consolidated cost of revenue was $127.1 million for the nine-month period ended September 30, 2013 compared to $125.0 million for the same period in 2012, an increase of $2.2 million, or 1.7%. Our consolidated gross margin increased slightly to 67.9% compared to 66.5% in the year ago period.

Cost of revenue for the Affiliate Marketing segment increased $0.7 million, or 5.3%, to $13.6 million for the nine-month period ended September 30, 2013 compared to $12.9 million for the same period in 2012. Our Affiliate Marketing gross margin remained relatively consistent at 88.1% for the second quarter of 2013 compared to 87.8% for the same period in 2012.

Cost of revenue for the Media segment increased $1.4 million, or 1.4%, to $107.7 million for the nine-month period ended September 30, 2013 compared to $106.2 million for the same period in 2012 due to the increase in revenue. Our Media segment gross margin increased to 62.0% for the nine-month period ended September 30, 2013 compared to 60.4% for the same period in 2012 due to the revenue mix shift as described above.

Operating Expenses:

Sales and Marketing. Total sales and marketing expenses for the nine-month period ended September 30, 2013 were $64.1 million compared to $58.8 million for the same period in 2012, an increase of $5.4 million, or 9.2%. The increase was primarily due to increases in salaries and wages as a result of increased headcount in our sales staff. Our sales and marketing expenses as a percentage of revenue remained relatively consistent at 16.2% for the nine-month period ended September 30, 2013 compared to 15.7% for the same period in 2012.

General and Administrative. General and administrative expenses decreased to $45.6 million, or 11.5% of revenue, for the nine-month period ended September 30, 2013 compared to $53.9 million, or 14.4% of revenue, for the same period in 2012, a decrease of $8.3 million, or 15.4%. The decrease was primarily due to lower incentive compensation expense, including amounts in the year ago period related to an earnout provision from the Dotomi acquisition, and lower stock-based compensation as described below.

Technology. Technology expenses for the nine-month period ended September 30, 2013 were $41.7 million, or 10.5% of revenue, compared to $40.9 million, or 11.0% of revenue, for the same period in 2012, an increase of $0.8 million, or 1.9%.

Segment Income from Operations. Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2013 increased 9.7%, or $6.1 million, to $69.1 million, from $63.0 million in the same period of the prior year, and represented 60.7% and 59.6% of Affiliate Marketing segment revenue in these respective periods.

Media segment income from operations for the nine-month period ended September 30, 2013 increased 19.1%, or $14.4 million, to $89.5 million from $75.2 million in the same period of the prior year, and represented 31.6% and 28.1% of Media segment revenue in these respective periods. Media segment operating income margin increased from prior year due to the higher gross margin as described above as well as lower operating expenses in the current year. The decrease in operating expenses is related to the Dotomi earnout expense in the prior year period as described above.

Stock-Based Compensation. Stock-based compensation for the nine-month period ended September 30, 2013 decreased to $14.1 million compared to $16.7 million for the same period in 2012. The decrease in stock-based compensation is primarily due to assumed equity awards from the Dotomi acquisition in August 2011 that became fully vested in the third quarter of 2012.

Amortization of Intangible Assets. Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, was $6.0 million for the nine-month periods ended September 30, 2013 and 2012. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, decreased to $10.7 million for the nine-month period ended September 30, 2013 compared to $16.1 million for the same period in 2012. The decrease in amortization of intangible assets is primarily due to certain intangible assets being fully amortized by late 2012.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net was an expense of $24.0 million for the nine-month period ended September 30, 2013 compared to income of $1.5 million for the same period in 2012. The decrease was primarily due to a $22.6 million write-down of the note receivable related to the sale of the Web Clients business in 2010. The note receivable, and related write-down, is described more fully in Note 5 to our Condensed Consolidated Financial Statements included herein.

Income Tax Expense. For the nine-month period ended September 30, 2013, we recorded income tax expense of $31.9 million compared to $31.3 million for the same period in 2012. The decrease in the effective income tax rate to 38.3% for the nine-month period ended September 30, 2013 from 39.1% in the same period of the prior year was primarily due to the reduced impact in the current year period of deduction limitations applicable to executive compensation under Section 162(m) of the Internal Revenue Code.

Adjusted EBITDA as a Non-GAAP Financial Performance Measure

In evaluating our business, we consider earnings from continuing operations before interest, income taxes, depreciation, amortization, and stock-based compensation ("Adjusted EBITDA"), a non-GAAP financial measure, as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. We use Adjusted EBITDA in evaluating the overall performance of our business operations. We believe that this measure may also be useful to investors because it eliminates the effects of period-to-period changes in income from interest on our cash and cash equivalents, note receivable, and borrowings, and the costs associated with income tax expense, capital investments, acquisitions, and stock‑based compensation expense which are not directly attributable to the underlying performance of our continuing business operations. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. Generally Accepted Accounting Principles (“GAAP”), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is a non-GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income from continuing operations to Adjusted EBITDA for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012

Net income from continuing operations	$22,094	$17,215	$51,510	$48,722
Interest and other expense (income), net	152	(209)	24,022	(1,507)
Income tax expense	14,456	11,374	31,921	31,345
Amortization of acquired developed technology and websites included in cost of revenue	1,986	2,018	5,957	5,990
Amortization of acquired intangible assets included in operating expenses	3,550	5,258	10,650	16,130
Depreciation and leasehold amortization	3,232	2,762	9,240	7,451
Stock-based compensation	4,715	5,324	14,065	16,688
Adjusted EBITDA	$50,185	$43,742	$147,365	$124,819

Adjusted EBITDA for the three-month period ended September 30, 2013 increased to $50.2 million from $43.7 million for the same period in 2012, representing an increase of $6.4 million, or 14.7%. Adjusted EBITDA for the nine-month period ended September 30, 2013 increased to $147.4 million from $124.8 million for the same period in 2012, representing an increase of $22.5 million, or 18.1%. The increase in each period is due to increased operating income in our Media and Affiliate Marketing segments as described above.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At September 30, 2013, our cash and cash equivalents balances totaled $54.5 million, of which $48.7 million was denominated in foreign currencies and held by our foreign subsidiaries. A majority of the cash held abroad could be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Net cash provided by operating activities increased to $114.5 million for the nine months ended September 30, 2013 compared to $105.5 million in the same period of 2012. The increase in cash provided by operations was due primarily to increased operating income in both our Media and Affiliate Marketing operating segments.

Net cash used in investing activities of $4.7 million for the nine-month period ended September 30, 2013 was primarily due to the use of $12.2 million for equipment purchases offset partially by proceeds from principal payments received on our note receivable of $7.5 million. Net cash used in investing activities of $10.8 million in the nine-month period ended September 30, 2012 was due to the use of $13.7 million for equipment purchases, offset partially by payments received on our note receivable of $3.1 million.

Net cash used in financing activities of $160.3 million for the nine months ended September 30, 2013 was primarily due to stock repurchases of $223.8 million, offset by net proceeds from borrowings under our credit facility of $50.8 million, $8.5 million in proceeds received from shares issued under our employee stock programs and $4.2 million in excess tax benefits from exercises of stock-based awards. Net cash used in financing activities of $92.6 million for the nine months ended September 30, 2012 was primarily due to common stock repurchases of $108.8 million, offset partially by net proceeds from borrowings of $7.5 million, proceeds received from shares issued under our employee stock programs of $6.2 million, and $2.6 million in excess tax benefits from exercises of stock-based awards.
Credit Facility
On August 19, 2013, we entered into a Second Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous credit facility. The Credit Facility consists of a revolving loan commitment of $400.0 million, with an option to increase the total revolving loan commitment to $500.0 million subject to certain conditions. The Credit Facility expires on August 19, 2018. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14 to our Condensed Consolidated Financial Statements included herein. The Credit Facility provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At September 30, 2013, there was $195.0 million outstanding under the Credit Facility.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2012, our board of directors authorized a total of $792.5 million for repurchases under the Program and we repurchased a total of 70.9 million shares of its common stock for approximately $703.2 million. During the three- and nine-month periods ended September 30, 2013, the our board of directors authorized $102.0 million and $162.7 million, respectively, for additional repurchases under the Program. During the three- and nine-month periods ended September 30, 2013, we repurchased 8.0 million shares for $171.6 million and 10.0 million shares for $223.6 million, respectively. As of September 30, 2013, up to an additional $28.4 million of our capital may be used to repurchase shares of our outstanding common stock under the Program. On October 30, 2013, our board of directors increased the total amount authorized under the Program to $100.0 million.

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
Commitments and Contingencies
On September 24, 2013, a purported securities fraud class action lawsuit was filed in the United States District Court for the Central District of California by Donald E. Chambers, on behalf of himself and all others similarly situated, presuming to represent all persons who purchased or otherwise acquired the common stock of ValueClick, Inc. between February 14, 2013 and August 1, 2013. The lawsuit alleges violations of certain federal securities laws based upon us and our officers alleged materially false and misleading statements concerning our integration of our Dotomi and Greystripe acquisitions, the status of the Note Receivable from the sale of our promotional lead generation marketing business and the status of our European operations, among other things. The lawsuit is brought against us and certain of our directors and officers. We believe this case to be without merit and intend to defend ourself vigorously. No amounts have been recorded in our consolidated financial statements as of September 30, 2013 related to this matter as we do not believe an unfavorable outcome is probable or reasonably estimable. Other than this lawsuit, there were no significant changes to our commitments and contingencies during the three- and nine-month periods ended September 30, 2013.

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales credits, stock-based compensation, income taxes, goodwill and other intangible assets, debt, and contingencies and litigation. We base our estimates and assumptions on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Issued Accounting Standards

Refer to Note 2 to our condensed consolidated financial statements for a discussion of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facility and cash equivalents. Our exposure to interest rate risk primarily results from changes in the one-month London Interbank Offered Rate ("LIBOR"), which is the benchmark interest rate for borrowings under our credit facility. One-month LIBOR is currently approximately 0.17%. If the one-month LIBOR rate were to increase by 100% to 0.34%, and the entire amount currently outstanding under our credit facility remained outstanding for a full year, we would experience an annual increase in interest expense of $0.3 million on borrowings under our credit facility. We do not believe that our current investment activities related to our cash equivalents subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.

FOREIGN CURRENCY RISK

We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds, Euros, Swedish Kronor, Japanese Yen, Korean Won, Chinese Yuan Renminbi, and Canadian Dollars. The effect of foreign currency exchange rate fluctuations for the three-month period ended September 30, 2013 was not material to the consolidated results of operations. If there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $4.6 million, an estimated reduction of income before income taxes of approximately $0.5 million and an estimated reduction of consolidated net assets of approximately $12.2 million. While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of September 30, 2013, we had $106.4 million in total current assets, including $81.6 million in cash and cash equivalents, and $15.3 million in total current liabilities denominated in foreign currencies, predominantly British Pounds, Euros and Swedish Kronor.

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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

On September 24, 2013, a purported securities fraud class action lawsuit was filed in the United States District Court for the Central District of California by Donald E. Chambers, on behalf of himself and all others similarly situated, presuming to represent all persons who purchased or otherwise acquired the common stock of ValueClick, Inc. (the "Company") between February 14, 2013 and August 1, 2013. The lawsuit alleges violations of certain federal securities laws based upon the Company and its officers alleged materially false and misleading statements concerning the Company's integration of its Dotomi and Greystripe acquisitions, the status of the Note Receivable from the sale of the Company’s promotional lead generation marketing business and the status of the Company’s European operations, among other things. The lawsuit is brought against the Company and certain of its directors and officers. The Company believes this case to be without merit and intends to defend itself vigorously. No amounts have been recorded in the Company's consolidated financial statements as of September 30, 2013 related to this matter as the Company does not believe an unfavorable outcome is probable or reasonably estimable.

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

WE MAY ENCOUNTER CHALLENGES COMPLETING THE PLANNED SALE OF OUR OWNED & OPERATED WEBSITES SEGMENT. IF WE ARE UNABLE TO SELL THIS BUSINESS FOR AN AMOUNT THAT EXCEEDS THE NET BOOK VALUE OF ITS ASSETS AND LIABILITIES, WE MAY BE REQUIRED TO RECORD AN IMPAIRMENT CHARGE.

On November 5, 2013 we announced our intention to divest our Owned & Operated Websites segment ("O&O"). While we currently expect to sell O&O for an amount that exceeds our net book value, circumstances may arise where we would be required to record an impairment charge or loss on the sale transaction. In addition, transactions involving the sale of any business are complex and there are no guarantee that we will reach terms of a sale that are acceptable to us. If we are unable to sell O&O at terms that we deem acceptable, we would be required to reverse its treatment as a discontinued operation. In addition, the process of selling O&O will result in significant management distraction which may negatively impact the performance of the underlying business, further complicating the sale process.

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

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY.

Our common stock has been publicly traded since March 30, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology and Internet-based companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We are currently involved in this type of litigation. Litigation of this type is often expensive and diverts management's attention and resources.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of September 30, 2013, we have $389.0 million and $54.7 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2013. If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes the Company’s repurchases of common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	—	$—	—	$200.0	million

August 1, 2013 through August 31, 2013	4,520,377	$21.48	4,520,377	$103.0	million

September 1, 2013 through September 30, 2013	3,479,623	$21.46	3,479,623	$28.4	million

Total	8,000,000	$21.47	8,000,000	$28.4	million
____________________

(1)
In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2012, the Company’s board of directors authorized a total of $792.5 million for repurchases under the Program and the Company had repurchased a total of 70.9 million shares of its common stock for approximately $703.2 million. During the three- and nine-month periods ended September 30, 2013, the Company's board of directors authorized $102.0 million and $162.7 million, respectively, for additional repurchases under the Program. During the three- and nine-month periods ended September 30, 2013, the Company repurchased 8.0 million shares for $171.6 million and 10.0 million shares for $223.6 million, respectively. As of September 30, 2013, up to an additional $28.4 million of the Company’s capital may be used to repurchase shares of the Company’s outstanding common stock under the Program. On October 30, 2013, the Company's board of directors increased the total amount authorized under the Program to $100.0 million.

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

VALUECLICK, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	November 12, 2013