Form 10-K
period 2013-12-31
CONVERSANT, INC.
filed 2014-03-03
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-30135
_________________________________________________________
CONVERSANT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0495335 (I.R.S. Employer Identification No.)
30699 Russell Ranch Road, Suite 250, Westlake Village, California 91362 (Address of principal executive offices, including zip code)
Registrant's Telephone Number, Including Area Code: (818) 575-4500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None.
_________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 28, 2013, which was the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $1,723,163,661 (based upon the closing price for shares of the registrant's Common Stock as reported by the NASDAQ Global Select Market as of that date). As of February 21, 2014, there were 67,356,042 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2014 Annual Meeting of the Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2013, are incorporated by reference in Part III hereof.

CONVERSANT, INC.
ANNUAL REPORT ON FORM 10-K
This annual report on Form 10-K ("Report"), including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 9 of this Report and in the other documents we file, from time to time, with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to Conversant, Inc. are expressly qualified in their entirety by such language. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.
ITEM 1.    BUSINESS
OVERVIEW
Conversant offers a comprehensive range of digital marketing services across our Affiliate Marketing and Media segments, each described in more detail below. We believe the unique combination of our: scale and breadth of services; vast amounts of proprietary data spanning online and offline channels; cross-device capabilities; and industry leading approach to personalized communication; positions us to be the digital marketing services provider of choice for major marketers and the advertising agencies that service them. Our services help marketers achieve a variety of strategic objectives, including customer relationship management, new customer acquisition and branding.
Change in Segment Reporting Structure, Corporate Name Change to Conversant
Prior to the third quarter of 2013, we derived our revenue from three business segments: Affiliate Marketing, Media and Owned & Operated Websites (“O&O”). In the third quarter of 2013, we reclassified the O&O segment as a discontinued operation, and we completed the sale of the O&O segment in the first quarter of 2014. As a result, all of Conversant’s revenue is now derived from the Media and Affiliate Marketing segments. All prior period segment information herein has been recast to conform to this presentation.
In the first quarter of 2014, we changed our corporate name from ValueClick to Conversant. The rebranding underscores our success in uniting our solutions to create an integrated personalization platform for marketers to reach individual consumers.
THE CONVERSANT PERSONALIZATION PLATFORM
Our Conversant Personalization Platform (the "Platform") enables many of the world’s leading brands to engage their customers on a truly personal level. Based upon each marketer’s specific needs, they can determine the level of personalization, data integration, creative development, cross-channel delivery, and measurement sophistication that is right for them. There are four key components to the Platform utilized across all of our solutions.
1. Data & Profiles
Personalization of marketing communication requires rich insights into individual needs, preferences and motivations. The Platform leverages anonymous profiles assembled from vast amounts of diverse marketing information including first-party data provided by our marketers along with Conversant-exclusive behavioral, demographic, purchase, and ad interaction data. The data associated with these individual profiles delivers a unique level of consumer understanding.
2. Creative Optimization
The Platform creates what we believe are the most relevant and effective messaging streams possible. For clients that supply their own creative, the Platform selects “best fit” messages from the wide array of innovative creative solutions for each audience segment. Our innovative creative solution set includes dozens of options for display, rich media, video, social, and mobile. Advertisers that complete a first-party data integration and choose to utilize the Platform’s advanced dynamic messaging capabilities benefit from fully personalized ads. Virtually every aspect of these ads is personalized to reflect the unique needs, interests and motivations at the individual level.
3. Identification & Delivery
Personalization requires turning deep insights into brand experiences tailored for individuals. We accomplish this by leveraging our massive data resources, expansive media footprint and integrations with real-time bidding exchanges and thousands of publishers and mobile apps to identify consumers across channels and devices.

4. Measurement & Insights
One of the most essential components of personalization is the ability to measure, monitor and understand the true impact of marketing. All Conversant solutions deliver granular insights and dynamic optimization against campaign performance metrics. First-party data integration with clients further enhances our measurement and optimization capabilities. Our online/offline conversion tracking and statistically validated test and control analytics enable us to measure a marketer’s incremental return on advertising spending to deliver an unprecedented level of insights.
AFFILIATE MARKETING SEGMENT
Industry Background
Affiliate marketing has become a key part of the marketing mix for leading brands. Advertisers in Conversant’s affiliate network report that the affiliate channel delivers Return on Advertising Spend ("ROAS") performance that is among the highest across all marketing channels. In fact, Average Order Value ("AOV") generated from the affiliate marketing channel frequently outpaces AOV from other marketing channels, and approximately 25 percent of transactions on our affiliate marketing network represent customers that are brand new to our advertiser clients. Moreover, the affiliate marketing industry is increasingly expanding into new growth opportunities such as mobile.
In affiliate marketing, a website or mobile publisher joins an advertiser's affiliate marketing program and agrees to distribute the advertiser's offers in exchange for commissions on sales or leads generated. The publisher places the advertiser's display advertisements or text links on their website or mobile website, in email campaigns, or in search listings, and receives a commission from the advertiser only when a visitor takes an agreed-upon action, such as making a purchase on the advertiser's website.
The affiliate marketing industry is positioned to benefit from the ongoing secular shift to e-commerce sales that remains in the early stages. E-commerce sales are expected to increase at a Compound Annual Growth Rate ("CAGR") of 12% through 2016, according to eMarketer.
Our Affiliate Marketing Solution
Our affiliate marketing solution, which we believe is the world’s largest, enables advertisers to significantly expand their reach and grow their businesses using the power of pay-for-performance. Specifically, we enable brands to develop their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. During 2013, our affiliate network generated more than $8 billion in transactions for our advertising clients.
Advertisers upload their offers onto our system, making them available for placement by affiliates. Affiliates apply to join the advertiser's program, and upon acceptance, affiliates select and place the advertiser's offers on their websites or mobile websites, in email campaigns or in search listings. These links are served and tracked by our system. As a result, when a consumer clicks on one of the affiliate's links to make an online purchase or completes an agreed-upon action on the advertiser's website or mobile website, the transaction is automatically tracked and recorded by our system.
We serve as a trusted clearinghouse, collecting commissions due from advertisers and dispersing these commission payments across thousands of individual affiliates each month. On an annual basis, we process commission payments for more than 100 million transactions. Our leading technology and service offerings enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.
Our Affiliate Marketing segment principally generates revenue from variable commissions paid to us by advertiser customers, which are based on a percentage of commissions advertisers pay to affiliates, or on a percentage of transaction revenue generated from the advertising programs managed by our affiliate marketing system. The commission payments advertisers pay us are completely separate from the commission payments advertisers pay to affiliates. We do not receive any portion of affiliate commissions, and we do not generate any revenue from affiliates.
Building on our success as the industry leader, in 2014 we plan to introduce Affiliate Personalization, which will leverage the Conversant Personalization Platform to identify and customize promotional offers for select target segments, such as new and existing customers.

Affiliate Marketing Solutions for All Types of Advertiser Programs
Our affiliate marketing services are structured to deliver an exceptional level of experience, expertise and strategic support to advertisers. Dedicated teams are focused on technical support, network quality and account services to work with advertisers as strategic partners in managing their affiliate programs. We offer our clients the option to choose the level of service that best fits their needs, ranging from full program management to network access.
Competitive Strengths
Leading Scale and Reach
With thousands of advertisers and more than 60,000 publishers, we have developed the most diverse and productive network in the industry. We dedicate unparalleled resources to publisher development to ensure that advertiser clients are working with the highest quality publishers in more than 30 advertiser categories. We are a trusted and reliable partner processing thousands of commission payments each month that aggregate more than $700 million annually.
Industry-Leading Expertise
More than 70 percent of our affiliate marketing employees work in client-facing roles. Brands value the industry-leading, strategic insights provided by our experienced and knowledgeable teams.
Innovative Tracking Technology
Our technology infrastructure provides complete transparency to publishers and advertisers by enabling reliable tracking of affiliate marketing transactions in real time on traditional websites as well as in mobile environments. Our conversion tracking leverages persistent first-party cookies that are seamlessly initiated within web browsers when consumers click on advertising links hosted by our affiliate publishers. When a consumer subsequently purchases a product from one of our advertising customers after clicking on the advertising link, our technology infrastructure activates a tracking pixel from within the consumer’s web browser that immediately transmits the conversion information back to our servers.
Analytics and Insights
We offer an intuitive and feature rich user interface that provides a comprehensive range of reporting tools. For example, advertisers have access to real-time conversion tracking and actionable reporting, which enables advertisers to quickly gauge the quality and potential of every affiliate relationship. Similarly, affiliates are able to monitor transactions, conversion statistics and commissions earned in real-time to optimize their daily promotional efforts.
Commitment to Network Quality
Our network quality team uses industry-leading technology and hands-on experience to monitor website traffic quality and enforce advertiser brand guidelines. These guidelines ensure compliance with the rules of the network and each advertiser’s unique marketing policies.
MEDIA SEGMENT
Industry Background
The industry is positioned to benefit from the ongoing secular shift to digital advertising that remains in the early stages. Digital advertising spending is expected to increase at a CAGR of 11 percent through 2016, according to eMarketer. During this timeframe, the digital share of the total U.S. advertising market is expected to increase from 25 percent in 2013 to 30 percent in 2016.
Our Media Solutions
Our solutions enable marketers to deliver personalized communications and are designed for flexibility based on each brand’s specific needs. The level of personalization, data integration, creative development, cross-channel delivery, and measurement sophistication is tailored for each individual client. For example, we offer customer relationship management ("CRM") solutions that enable marketers to fully leverage the potential of their customer data by delivering truly personalized communications at scale.

Proprietary and comprehensive user profiles create our foundation for helping marketers build personal relationships with customers and prospects. Our proven ability to securely “onboard” a client’s online and offline sales data and match their customers to anonymous user IDs has enabled us to create the industry’s richest consumer profiles. We further enrich the ingested client data with our proprietary shopper insights.
The resulting user profiles generate a complete and ongoing picture of each consumer, while maintaining total brand data security and complete user privacy. Our CRM user profile data is continuously updated as consumers take actions online and interact with our marketers in offline channels. These user profiles can also be further leveraged to help drive greater efficiency in prospecting efforts by ensuring that marketers avoid delivering customer acquisition messages to their existing customers.
Our CRM solution enables marketers to harness the power of extremely rich user profiles to drive dynamic messages that reflect the purchases and behaviors of each individual. We deploy thousands of ad variations with each aspect of every message fine-tuned at the user level. As a result, our CRM client’s customers and prospects receive communications tailored specifically to their lifestyle and interests, including the ad copy, imagery, format, products, and offers.
Our campaign-based media solutions for advertising agencies and other media professionals generally require less data integration than our CRM solution. These campaign-based media solutions start with a deep understanding of web users so we can craft ideal audiences for brands. By bringing together vast, exclusive data sets from across channels and devices, we select the ideal target audience for each brand, individual by individual at tremendous scale.
We identify a brand’s ideal target from more than 263 million verified, anonymous profiles with more than 200 individual attributes. We leverage vast amounts of exclusive browsing, shopping, interaction, and purchase data that powers superior audience modeling, targeting accuracy and campaign optimization.
Once the target audience is defined, marketers can leverage our innovative cross-channel and cross-device creative suite to develop the optimal executions to motivate action. We use proprietary user identification technology to deliver tailored messages across our large media footprint spanning real-time bidding exchanges and thousands of direct publisher integrations and mobile software development kit integrations into mobile apps.
With leading cross-channel scale and cross-device accuracy, our Platform delivers messages to individuals with precision at key moments of opportunity, regardless of channel or device.
Our Media solutions also include a suite of ad serving and analytics tools designed to improve marketing effectiveness through precise ad execution and data collection: the ConversantTM Tag Manager, which streamlines the collection of website data; ConversantTM Data Collection & Management, which unites marketing data from across digital channels; and the ConversantTM Ad Server, which executes, reports and optimizes ad campaigns across digital channels.
Media Segment Competitive Strengths
Exclusive Data Sources Enable Precise User Identification
Our proprietary data and first-party data relationships create superior identification of individual consumers, even as they increasingly use multiple devices. We leverage insight into individual media consumption habits and preferences to optimize user level insights across multi-channel, multi-device communication streams.
While industry competitors often use consumer interaction data from a very limited timeframe, our CRM user profiles are maintained for running periods of up to 400 days and are dynamically updated as consumers interact in both online and offline channels. Our significantly increased time horizon and unique visibility into both online and offline purchase data enables our marketer clients to engage much larger audiences of interested consumers and capitalize on far more opportunities to drive incremental sales.
Seamless Ability to Reach Individual Consumers Across Channels and Devices
As consumers become more connected across multiple devices, it becomes more difficult to find and engage with them. Our solutions enable marketers to design individualized media plans across devices and marketing channels. As a result, our clients can reach users across their devices in the ad formats and sequence that is proven to be most effective for a particular individual.

The average U.S. Internet user uses three digital devices, which underscores the importance of our ability to identify users across their devices with high levels of accuracy. We enable marketers to reach consumers whenever and wherever they consume media, including on display, video, social media, smartphone, and tablet ad units.
Real-Time Creative Decisioning and Execution
We believe our real-time creative decisioning is unrivaled. Leveraging the wealth of information in our anonymous user profiles, our CRM solution calibrates more than 200 components to build the optimal ad for fostering engagement and motivating purchases. Virtually every aspect of the brand message is tailored to the target consumer, including: ad copy, ad format, brand messaging, call to action, imagery, featured products, and offers.
Our CRM solution’s unique approach is made possible by a proprietary platform that is able to produce thousands of creative units for each brand. The Platform determines the ideal message sequencing, timing, frequency, and placements to maximize Return on Investment ("ROI") for our clients. The Platform is supported by a talented team of in-house designers and developers who adhere to a client’s brand guidelines, business goals and objectives.
Unique ROI Measurement
Our CRM solution offers what we believe is the industry’s most advanced digital measurement methodology to give marketers true ROI measurement. We enable marketers to pinpoint the true incremental effects of marketing programs across both online and offline channels. Our results include total sales and, most importantly, incremental sales resulting from our personalized messaging to consumers.
We focus on ROAS, so our CRM clients can obtain a real picture of their marketing program’s ROI. To calculate ROAS, we use a statistically validated test and control methodology that pinpoints the incremental sales driven by an advertising program. The “test” group of consumers receives our personalized brand messaging while the “control” group receives public service announcements. Our model tracks sales for each group, and thereby identifies the true incremental sales actually generated by our program, separate from the naturally occurring sales that would have occurred anyway.
INTERNATIONAL OPERATIONS
We currently conduct international operations through wholly-owned subsidiaries throughout Europe, and in Canada, China and South Africa.
In August 1999, we commenced operations in the European market with ValueClick Europe Ltd., a wholly-owned subsidiary of Conversant, Inc., based in the United Kingdom. Since then we have expanded in Europe, Asia and Africa by opening wholly-owned subsidiaries in Paris, France; Munich, Germany; Madrid, Spain; Dublin, Ireland; Hong Kong, China; and Durban, South Africa.
In 2004, we acquired Pricerunner, which has operations in Sweden, the United Kingdom, Germany, France, and Denmark. In 2007, we acquired MeziMedia, which has operations in the United States, China, Japan, and South Korea. In August 2010, we acquired Investopedia, which has operations in Canada. Pricerunner, MeziMedia and Investopedia were divested when we sold our Owned & Operated business segment in January 2014. As a result, we no longer conduct significant international operations in Sweden, Japan and South Korea. This divestiture is more fully described in Note 4 to our consolidated financial statements contained in this annual report on Form 10-K.
Employees in our international subsidiaries totaled 425 as of December 31, 2013. Excluding the Owned & Operated Websites segment, which we divested subsequent to December 31, 2013, we had 184 employees in our international subsidiaries as of December 31, 2013. For additional information regarding our international operations, see Note 17 to our consolidated financial statements contained in this annual report on Form 10-K.
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

We build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions by engineering fail-safe controls into our critical software components. Conversant delivers its solutions from a variety of geographic locations within the United States, Europe and China. Conversant applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems, which engage engineers as necessary.
SALES, MARKETING AND CUSTOMER SERVICE
We market our products and services primarily through direct marketing, print advertising and online advertising throughout the year. We also market them through the Conversant properties' websites, trade show participation and other media events. In addition, we actively pursue public relations programs to promote our brands, products and services to potential network publishers and advertiser customers, as well as to industry analysts.
Customers
We sell our products and services to a variety of advertisers and advertising agencies. Our revenues are generated from thousands of customers, and there is no significant customer concentration in either of our business segments.
Competition
We face intense competition in the Internet advertising market. We expect that this competition will continue to intensify in the future as a result of industry consolidation, the continuing maturation of the industry and low barriers to entry. We compete with a diverse and large pool of advertising, media and Internet companies.
Our ability to compete depends upon a number of factors, including but not limited to the following:

•	our continued ability to efficiently access large amounts of advertising inventory from ad exchanges, direct publisher relationships and mobile application developers;

•	the timing and market acceptance of new solutions and enhancements to existing solutions developed by us;

•	our customer service and support efforts;

•	our sales and marketing efforts;

•	the ease of use, performance, price, and reliability of solutions provided by us; and

•	our ability to remain price competitive while maintaining our operating margins.
Seasonality and Cyclicality
We believe that our business is subject to seasonal fluctuations, with the calendar fourth quarter generally being our strongest. Expenditures by advertisers and advertising agencies vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns.
INTELLECTUAL PROPERTY RIGHTS
We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have registered the trademark "Conversant" in the United States, European Union and Canada and "ValueClick" in the United States, European Union, Australia, Canada, China, Japan, and New Zealand. As of December 31, 2013, we have two pending U.S. patent applications. In addition, we have been granted nine U.S. patents and three international patents. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may have or may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own.
We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

CORPORATE HISTORY AND RECENT ACQUISITIONS
We commenced operations in 1998 and completed our initial public offering of common stock on March 30, 2000. Our common stock is publicly traded and is reported on the NASDAQ Global Select Market under the symbol "CNVR." We have acquired 18 companies (eight of which were subsequently divested) since our inception, including the following three acquisitions in the past three years.
SET Media, Inc. On February 6, 2014, the Company completed the acquisition of SET Media, Inc., a digital video technology company. Under the terms of the agreement, we acquired all outstanding equity interests in SET Media for cash consideration of approximately $26 million and the assumption of approximately $4 million in employee equity instruments that will vest over a period of four years. SET Media strengthens our technology offerings and adds unique video targeting and brand safety capabilities to our personalization platform.
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
EMPLOYEES
As of December 31, 2013, we had a total of 1,143 employees in the U.S. and 425 employees in our international locations. Excluding the Owned & Operated Websites segment, which was divested subsequent to December 31, 2013, we had 1,105 employees in the U.S. and 184 employees in our international locations as of December 31, 2013. None of these employees are covered by collective bargaining agreements. Management believes that our relations with our employees are good.
EXECUTIVE OFFICERS
See Part III, Item 10 "Directors and Executive Officers of the Registrant" of this annual report on Form 10-K for information about executive officers of the registrant.

WEBSITE ACCESS TO OUR PERIODIC SEC REPORTS
Our primary Internet address is www.conversantmedia.com. We make our Securities and Exchange Commission ("SEC") periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.
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
CODE OF ETHICS AND BUSINESS CONDUCT
We have adopted a Code of Ethics and Business Conduct (the "Code") for our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.conversantmedia.com under the heading "Corporate Governance" in the Investor Relations section. Among other things, the Code addresses such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior.
Within the Code, Conversant has established an accounting ethics complaint procedure for all of its employees, directors, agents and consultants. The complaint procedure is for any of these persons who may have concerns regarding accounting, internal accounting controls and auditing matters. We treat all complaints submitted through this process confidentially and with the utmost professionalism. In addition, we have established an anonymous online and telephone hotline through a secure third party so that employees can report fraud and/or serious financial reporting issues anonymously and without the fear of retaliation. We do not, and will not, condone any retaliation of any kind against an employee who comes forward with an ethical concern or complaint.

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

OUR PROFITABILITY MAY NOT REMAIN AT CURRENT LEVELS.

We face risks that could prevent us from achieving our current profitability levels in future periods. These risks include, but are not limited to, our ability to:

•	adapt our products, services and cost structure to changing macroeconomic conditions;

•	maintain and increase our inventory of advertising space on publisher websites, ad exchanges and other sources;

•	maintain and increase the number of advertisers that use our products and services;

•	continue to expand the number of products and services we offer and the capacity of our systems;

•	adapt to changes in digital advertisers' marketing needs and policies, and the technologies used to generate digital advertisements;

•	respond to challenges presented by the large and increasing number of competitors in the industry;

•	respond to challenges presented by the continuing consolidation within our industry;

•	adapt to changes in legislation, taxation or regulation regarding Internet usage, advertising and e-commerce; and

•	adapt to changes in technology related to advertising filtering software.

If we are unsuccessful in addressing these or other risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING INVENTORY AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE NEW ADVERTISING INVENTORY.

Our success depends in part on our ability to successfully access advertising inventory available on ad exchanges and through ad network optimization service providers as well as through direct relationships with website publishers and mobile application developers. The partners that we work with to access advertising inventory are not bound by long-term contracts that ensure us a consistent supply of advertising inventory. In addition, our partners can change the amount of inventory they make available to us at any time. If a partner decides not to make advertising inventory available to us, we may not be able to replace this advertising inventory with advertising inventory from other sources that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue.

We expect that our advertiser customers' requirements will become more sophisticated as the digital channel continues to mature as an advertising medium. If we fail to manage our existing advertising inventory effectively to meet our advertiser customers' changing requirements, our revenue could decline.

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

OUR COMPANY AND PRODUCT LINE REBRANDING FROM VALUECLICK, INC. TO CONVERSANT, INC. IN THE FIRST QUARTER OF 2014 MAY NOT BE SUCCESSFUL AND COULD NEGATIVELY IMPACT OUR OPERATING RESULTS

In the first quarter of 2014, we rebranded the previous name of the Company, ValueClick, Inc. into Conversant, Inc. We also rebranded the Company's products (including Dotomi, Greystripe, Mediaplex, and ValueClick Media) as Conversant. This corporate and product rebranding may not have the desired impact of increasing market awareness of the Company's product offerings and may result in confusion amongst current and prospective customers and vendors. In addition to the general business risk associated with the rebranding, we will incur significant marketing, legal and IT expenses primarily in the first quarter of 2014. These additional expenses will negatively impact our operating results in the first quarter of 2014.

IF THE TECHNOLOGY THAT WE CURRENTLY USE TO TARGET THE DELIVERY OF ONLINE ADVERTISEMENTS AND TO PREVENT FRAUD IS RESTRICTED OR BECOMES SUBJECT TO REGULATION, OUR EXPENSES COULD INCREASE AND WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Websites typically place small files of non-personalized (or "anonymous") information, commonly known as cookies, on an Internet user's hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user's browser software. We currently use cookies, along with other technologies, as set forth in our privacy policies, for purposes that include, without limitation, improving the experience Web and mobile users have when they see advertisements, advertising campaign reporting, website reporting and to monitor and prevent fraudulent activity. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we expect that we would need to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they may be less effective than cookies. We also expect that we would need to develop or acquire other technology to monitor and prevent fraudulent activity. Replacement of cookies could require reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time consuming, could require us to change our business practices and could divert management's attention.

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

SYSTEM FAILURES COULD SIGNIFICANTLY DISRUPT OUR OPERATIONS, WHICH COULD CAUSE US TO LOSE CUSTOMERS OR ADVERTISING INVENTORY.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors' responses to advertisements, would reduce significantly the attractiveness of our solutions to advertisers and publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages and natural disasters. We lease data center space in various locations in northern and southern California; Virginia; Illinois; and Shanghai, China. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations have fallen below the expectations of market analysts and our own forecasts in the past and may also do so in some future periods. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•	macroeconomic conditions in the United States and Europe;

•	fluctuations in demand for our advertising solutions or changes in customer contracts;

•	fluctuations in click, lead, action, impression, and conversion rates;

•	fluctuations in the amount of advertising space we have access to;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	fluctuations in sales of different types of advertising; for example, the amount of advertising sold at higher rates rather than lower rates;

•	seasonal patterns in Internet advertisers' spending;

•	fluctuations in our stock price which may impact the amount of stock-based compensation we are required to record;

•	changes in our pricing and publisher compensation policies or changes in the pricing policies for digital advertising generally;

•	changes in the regulatory environment, including regulation of digital advertising, that may negatively impact our marketing practices;

•	possible impairments of the recorded amounts of goodwill, intangible assets, or other long-lived assets;

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO ADDITIONAL RISKS AND UNCERTAINTIES AND WE MAY NOT BE SUCCESSFUL WITH OUR STRATEGY TO EXPAND SUCH OPERATIONS.

We have initiated operations, through wholly-owned subsidiaries or divisions, in various countries within Europe and Asia. Our international operations present challenges and risks to our company and require management attention. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, content requirements, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our international operations also subject us to additional foreign currency exchange rate risks. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

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
Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the "Spy Act of 2007") and the New York Attorney General's office has also pursued enforcement actions against companies in this industry. In addition, on December 1, 2010, the FTC issued its staff report criticizing industry self-regulatory efforts as too slow and lacking adequate protections for consumers and emphasizing a need for simplified notice, choice and transparency to the consumer of the collection, use and sharing of their data. The FTC suggests various methods and measures, including an implementation of a "Do Not Track" ("DNT") mechanism - likely a persistent setting on consumers' browsers-that consumers can choose whether to allow the tracking of their online searching and browsing activities. As a result of the report, some of the browser makers have been working on their own do-not-track technical solutions, notably Microsoft Internet Explorer, Mozilla Firefox, Apple Safari and Google Chrome. Microsoft's Internet Explorer 9 offers a tracking protection feature that doesn't allow for tracking by allowing Internet users to download tracking protection block lists which consequently block any third-party domain included in such block lists from serving content. Microsoft's Internet Explorer 10 and 11 offer DNT by default. In addition, Mozilla Firefox has announced a plan to block third-party cookies by default. These features offered or planned by Microsoft and Mozilla, if widely deployed and adopted, may adversely affect our ability to grow our company, maintain our current revenues and profitability, serve and monetize content, and utilize our behavioral targeting platform. Legislatively on the federal and state level, there have been a number of bills that have been introduced addressing online privacy. In addition to proposed legislation, members of Congress have repeatedly called for the online advertising industry to adopt DNT. These bills and self-regulatory actions, if passed, could hinder growth in the use of the Web generally and adversely affect our business. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. Such measures could decrease the acceptance of the Web as a communications, commercial and advertising medium. We have policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.
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

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher that facilitated that sale is a New York-based entity. Since 2011, eleven states, including California, Georgia, and Pennsylvania, have also passed similar regulations. In addition, several other states have proposed similar regulations. Since their inception, these tax regulations have not had a material impact on the revenue generated by our Affiliate Marketing segment. We are unable to determine the impact if additional states or the federal government adopt similar requirements.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of December 31, 2013, we have $388.9 million and $48.5 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2014. If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal control over financial reporting. We determined that our internal control over financial reporting was effective as of December 31, 2013. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2013, we leased facilities at the following locations (including square-feet):

•	Westlake Village, California (41,500 square-feet)

•	San Francisco, California (31,700 square-feet)

•	Santa Barbara, California (28,350 square-feet)

•	Chicago, Illinois (80,050 square-feet)

•	Shanghai, China (23,300 square-feet)

•	New York, New York (22,850 square-feet)

•	Westborough, Massachusetts (15,800 square-feet)

•	Edmonton, Alberta, Canada (11,700 square-feet)

•	London, England (10,900 square-feet)

•	Los Angeles, California (9,000 square-feet)
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
Upon the sale of our Owned & Operated Websites segment businesses subsequent to December 31, 2013, we transferred the lease obligations for our facilities in Edmonton, Alberta, Canada; Monrovia, California; Stockholm, Sweden; Shanghai, China; and Seoul, Korea to the buyer of the Owned & Operated Websites segment, and closed the office in Tokyo, Japan.
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

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has traded on the NASDAQ Global Select Market (including its predecessor markets) since our initial public offering on March 30, 2000, and currently trades under the symbol "CNVR". The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. On February 21, 2014, the last sale price of our common stock reported by the NASDAQ Global Select Market was $24.71 per share.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2013:
Fourth Quarter	$23.80	$18.62
Third Quarter	$26.50	$20.31
Second Quarter	$32.25	$23.31
First Quarter	$31.00	$19.23

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2012:
Fourth Quarter	$19.81	$16.48
Third Quarter	$17.55	$15.31
Second Quarter	$21.60	$14.10
First Quarter	$21.29	$16.20
Stockholders
As of December 31, 2013, there were 404 stockholders of record who held shares of our common stock.

Dividend Policy
We have not declared or paid any cash dividends on our capital stock since our inception, and we have no immediate plans to begin paying a cash dividend.

Stockholder Return Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return of $100 invested in our common stock on December 31, 2008 through December 31, 2013 relative to the cumulative total return of $100 invested in the NASDAQ Composite Index and the RDG Internet Composite Index calculated similarly for the same period.
Issuer Purchases of Equity Securities
We did not repurchase any equity securities during the three months ended December 31, 2013.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below with respect to our consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011 and with respect to our consolidated balance sheets as of December 31, 2013 and 2012 have been derived from the audited consolidated financial statements of Conversant which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our consolidated financial statements not included herein, and as recast for discontinued operations and the reclassification of certain expenses. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with both Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K, and the consolidated financial statements and the notes to those consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA(1)

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenue	$573,121	$539,820	$400,334	$292,907	$273,785
Cost of revenue(3)	183,282	177,562	134,366	93,769	89,548
Gross profit(3)	389,839	362,258	265,968	199,138	184,237
Operating expenses:
Sales and marketing(2)	88,104	79,944	59,835	41,521	46,586
General and administrative(2)	63,143	73,791	52,455	46,050	51,531
Technology(2)	55,602	54,838	38,167	25,737	18,315
Amortization of acquired intangible assets(3)	15,208	19,755	11,206	5,096	5,186
Total operating expenses(3)	222,057	228,328	161,663	118,404	121,618
Income from operations	167,782	133,930	104,305	80,734	62,619
Interest and other (expense) income, net	(25,180)	747	3,118	2,240	239
Income before income taxes	142,602	134,677	107,423	82,974	62,858
Income tax expense	52,160	56,073	22,663	9,075	13,348
Net income from continuing operations	90,442	78,604	84,760	73,899	49,510
Discontinued operations:
Income from discontinued operations, net of tax	9,151	22,132	16,370	6,571	19,106
Gain on disposition, net of tax	2,286	980	—	10,040	—
Net income from discontinued operations	11,437	23,112	16,370	16,611	19,106
Net income	$101,879	$101,716	$101,130	$90,510	$68,616
Net income per common share - basic:
Continuing operations	$1.25	$1.02	$1.06	$0.91	$0.57
Discontinued operations	$0.16	$0.30	$0.20	$0.20	$0.22
Net income	$1.41	$1.32	$1.26	$1.11	$0.79
Net income per common share - diluted:
Continuing operations	$1.22	$1.00	$1.04	$0.90	$0.57
Discontinued operations	$0.15	$0.29	$0.20	$0.20	$0.22
Net income	$1.37	$1.29	$1.24	$1.10	$0.79
Weighted-average shares used to calculate basic net income per common share	72,376	77,342	80,323	81,615	86,716
Weighted-average shares used to calculate diluted net income per common share	74,122	78,898	81,489	82,334	87,210

_________________________

(1)	The amounts included in the Consolidated Statement of Operations Data for the years presented reflect the following acquisitions from their effective dates:

Acquisitions	Date
Greystripe	April 2011
Dotomi	August 2011

The results of operations of the following dispositions and disposal groups are reflected in discontinued operations for all periods:

Dispositions	Date
Web Marketing Holdings, LLC ("Web Clients")	February 2010
Search123	September 2012
Owned & Operated Websites segment	January 2014

(2)	Includes stock-based compensation for the following periods (in thousands):

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Sales and marketing	$5,093	$4,885	$3,298	$1,235	$1,849
General and administrative	9,299	10,840	7,390	5,577	5,892
Technology	4,578	5,108	2,706	752	888
Total	$18,970	$20,833	$13,394	$7,564	$8,629

(3)	Includes the reclassification of $3,712 of amortization of acquired developed technology from operating expenses to cost of revenue for the year ended December 31, 2011.

Consolidated Balance Sheet Data

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash, cash equivalents and marketable securities	$81,319	$136,638	$116,676	$197,317	$180,523
Working capital	$143,194	$168,860	$135,317	$199,267	$160,531
Total assets	$817,775	$899,696	$880,711	$613,567	$566,562
Total non-current liabilities	$174,703	$166,590	$181,702	$37,668	$61,669
Total stockholders' equity	$504,897	$590,705	$563,393	$472,641	$406,489

Adjusted EBITDA as a Non-GAAP Performance Measure
In evaluating our business, we consider earnings from continuing operations before interest, income taxes, depreciation, amortization, stock-based compensation, and acquisition related costs ("Adjusted EBITDA"), a non-GAAP financial measure, as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. We use Adjusted EBITDA in evaluating the overall performance of our business operations. We believe that this measure may also be useful to investors because it eliminates the effects of period-to-period changes in income from interest on our cash equivalents, note receivable and borrowings, and the costs associated with income tax expense, capital investments, acquisitions, and stock-based compensation, which are not directly attributable to the underlying performance of our continuing business operations. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. Generally Accepted Accounting Principles ("GAAP"), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is a non-GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.
The following is a reconciliation of net income from continuing operations to Adjusted EBITDA:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income from continuing operations	$90,442	$78,604	$84,760	$73,899	$49,510
Interest and other expense (income), net	25,180	(747)	(3,118)	(2,240)	(239)
Income tax expense	52,160	56,073	22,663	9,075	13,348
Amortization of acquired developed technology included in cost of revenue	7,943	7,976	3,714	—	—
Amortization of acquired intangible assets included in operating expenses	15,208	19,755	11,206	5,096	5,186
Depreciation and leasehold amortization	12,263	10,399	6,312	5,030	5,682
Stock-based compensation	18,970	20,833	13,394	7,564	8,629
Acquisition related costs	—	—	412	—	—
Adjusted EBITDA	$222,166	$192,893	$139,343	$98,424	$82,116

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

	For the Three-Month Period Ended
	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$176,443	$134,101	$128,094	$134,483	$166,568	$130,911	$124,584	$117,757
Cost of revenue	56,141	42,928	41,883	42,330	52,582	45,234	43,025	36,721
Gross profit	120,302	91,173	86,211	92,153	113,986	85,677	81,559	81,036
Operating expenses:
Sales and marketing(1)	23,961	21,700	21,380	21,063	21,190	19,881	19,502	19,371
General and administrative(1)	17,558	15,097	13,895	16,593	19,900	18,462	17,613	17,816
Technology(1)	13,896	14,124	13,959	13,623	13,901	13,696	13,950	13,291
Amortization of acquired intangible assets	4,558	3,550	3,549	3,551	3,625	5,258	5,436	5,436
Total operating expenses	59,973	54,471	52,783	54,830	58,616	57,297	56,501	55,914
Income from operations	60,329	36,702	33,428	37,323	55,370	28,380	25,058	25,122
Interest and other (expense) income, net	(1,158)	(152)	(23,464)	(406)	(760)	209	1,126	172
Income before income taxes	59,171	36,550	9,964	36,917	54,610	28,589	26,184	25,294
Income tax expense	20,239	14,456	3,927	13,538	24,728	11,374	10,733	9,238
Net income from continuing operations	38,932	22,094	6,037	23,379	29,882	17,215	15,451	16,056
Discontinued operations:
Income (loss) from discontinued operations, net of tax(1)	6,798	(4,103)	3,552	2,904	6,397	5,335	4,885	5,515
Gain on disposition, net of tax	—	—	2,286	—	—	980	—	—
Net income (loss) from discontinued operations	6,798	(4,103)	5,838	2,904	6,397	6,315	4,885	5,515
Net income	$45,730	$17,991	$11,875	$26,283	$36,279	$23,530	$20,336	$21,571
Net income per common share - basic:
Continuing operations	$0.58	$0.31	$0.08	$0.31	$0.40	$0.23	$0.20	$0.20
Discontinued operations	$0.10	$(0.06)	$0.08	$0.04	$0.09	$0.08	$0.06	$0.07
Net income	$0.68	$0.25	$0.16	$0.35	$0.48	$0.31	$0.26	$0.27
Net income per common share - diluted:
Continuing operations	$0.57	$0.30	$0.08	$0.30	$0.39	$0.22	$0.19	$0.20
Discontinued operations	$0.10	$(0.06)	$0.08	$0.04	$0.08	$0.08	$0.06	$0.07
Net income	$0.67	$0.25	$0.15	$0.34	$0.47	$0.31	$0.25	$0.26
Other Data:
Adjusted EBITDA(2)	$74,801	$50,185	$46,805	$50,375	$68,074	$43,742	$40,430	$40,647
______________________________________

(1)	Includes stock-based compensation for the following periods (in thousands):

	For the Three-Month Period Ended
	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
Sales and marketing	$1,292	$1,254	$1,389	$1,158	$1,031	$1,278	$931	$1,645
General and administrative	2,406	2,335	2,304	2,254	2,188	2,732	3,045	2,875
Technology	1,207	1,126	1,140	1,105	926	1,314	1,518	1,350
Total	$4,905	$4,715	$4,833	$4,517	$4,145	$5,324	$5,494	$5,870

(2)	The following is a reconciliation of quarterly net income from continuing operations to Adjusted EBITDA:

	For the Three-Month Period Ended
	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(in thousands)
Net income from continuing operations	$38,932	$22,094	$6,037	$23,379	$29,882	$17,215	$15,451	$16,056
Interest and other expense (income), net	1,158	152	23,464	406	760	(209)	(1,126)	(172)
Income tax expense	20,239	14,456	3,927	13,538	24,728	11,374	10,733	9,238
Amortization of acquired developed technology included in cost of revenue	1,986	1,986	1,986	1,985	1,986	2,018	1,986	1,986
Amortization of acquired intangible assets included in operating expenses	4,558	3,550	3,549	3,551	3,625	5,258	5,436	5,436
Depreciation and leasehold amortization	3,023	3,232	3,009	2,999	2,948	2,762	2,456	2,233
Stock-based compensation	4,905	4,715	4,833	4,517	4,145	5,324	5,494	5,870
Adjusted EBITDA	$74,801	$50,185	$46,805	$50,375	$68,074	$43,742	$40,430	$40,647

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
Overview
Conversant offers a comprehensive range of digital marketing services across our Affiliate Marketing and Media business segments. We believe the unique combination of our: scale and breadth of services; vast amounts of proprietary data spanning online and offline channels; cross device capabilities; and industry leading approach to personalized communication; positions us to be the digital marketing services provider of choice for major marketers and the advertising agencies that service them. Our services help marketers achieve a variety of strategic objectives, including customer relationship management, new customer acquisition and branding.
In 2011, we acquired Dotomi, Inc. ("Dotomi"), completed on August 31, 2011, and Greystripe, Inc. ("Greystripe"), completed on April 21, 2011. The results of operations of Dotomi and Greystripe have been included in our consolidated results of operations beginning September 1, 2011 and April 22, 2011, respectively. Note 3 to our consolidated financial statements included in this annual report on Form 10-K provides unaudited pro forma revenue, net income and basic and diluted net income per common share for the year ended December 31, 2011 as if the acquisition of Dotomi occurred as of January 1, 2011. The results of operations of Greystripe were immaterial to our consolidated financial statements for the periods prior to their acquisition and have therefore been excluded from our pro forma disclosure herein.
In September 2012, we completed the disposition of our Search123 business. In the third quarter of 2013, our board of directors approved a plan to sell our Owned & Operated Websites segment businesses and we completed the sale of this business in January 2014. The results of operations of Search123 and our Owned & Operated Websites segment businesses have been classified as discontinued operations in our consolidated financial statements. All current year and prior year financial information discussed herein pertains to the remaining continuing operations. With the classification of our Owned & Operated Websites segment as discontinued operations, our continuing operations now consist of two business segments: Affiliate Marketing and Media. Our two business segments are described in Item 1 "Business" of this annual report on Form 10-K.
Our operations and financial performance depend on general economic conditions. The economies in which we primarily operate have experienced, and could experience in the future, economic downturns due to various factors including: challenges in worldwide credit markets, slower economic activity, decreased consumer confidence, high consumer debt levels and unemployment rates, and other adverse business conditions. Such fluctuations in these economies could cause, among other things, deterioration and continued decline in business and consumer spending, reductions in our customers' advertising budgets, and a decrease in demand for the types of online marketing services we provide or the products our customers offer. These factors have negatively impacted our revenue levels in the past and could negatively impact our business in the future.

The following table provides revenue, gross profit, operating expenses, and income from operations information for our two business segments. Segment income from operations, as shown below, excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses, as these items are excluded from the segment performance measures utilized by our chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance, and certain legal matters; insurance; acquisition related costs; and other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Affiliate Marketing Segment
Revenue	$162,876	$149,527	$139,409
Cost of revenue	17,856	17,546	17,125
Gross profit	145,020	131,981	122,284
Operating expenses	42,750	40,631	37,711
Segment income from operations	$102,270	$91,350	$84,573

Media Segment
Revenue	$410,377	$390,635	$261,324
Cost of revenue	157,553	152,197	113,763
Gross profit	252,824	238,438	147,561
Operating expenses	116,217	118,233	72,984
Segment income from operations	$136,607	$120,205	$74,577

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$238,877	$211,555	$159,150
Corporate expenses	(28,974)	(29,061)	(26,531)
Stock-based compensation	(18,970)	(20,833)	(13,394)
Amortization of acquired intangible assets included in consolidated cost of revenue	(7,943)	(7,976)	(3,714)
Amortization of acquired intangible assets included in consolidated operating expenses	(15,208)	(19,755)	(11,206)
Consolidated income from operations	$167,782	$133,930	$104,305

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$162,876	$149,527	$139,409
Media	410,377	390,635	261,324
Inter-segment eliminations	(132)	(342)	(399)
Consolidated revenue	$573,121	$539,820	$400,334

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2013 and 2012
Revenue.    Consolidated revenue for the year ended December 31, 2013 was $573.1 million, representing a 6.2% increase from the prior year total of $539.8 million.
Affiliate Marketing segment revenue increased to $162.9 million for the year ended December 31, 2013 compared to $149.5 million in 2012. This increase of $13.3 million, or 8.9%, was primarily attributable to growth in our domestic operations. Our domestic growth was due to an increase in the number of customers and an increase in transaction volumes associated with existing customers. Changes in our pricing or the average order value of transactions closed on our network did not have a significant impact on Affiliate Marketing revenue in the year ended December 31, 2013.
Media segment revenue increased to $410.4 million for the year ended December 31, 2013 compared to $390.6 million for 2012. This increase was primarily attributable to growth in our CRM and mobile businesses, offset partially by a decrease in our worldwide display ad business.
Cost of Revenue and Gross Profit.    Cost of revenue includes payments to acquire advertising inventory, certain labor costs that are directly related to revenue-producing activities, Internet access costs, amortization of developed technology acquired in business combinations, and depreciation on revenue-producing technologies.
Consolidated cost of revenue was $183.3 million for the year ended December 31, 2013 compared to $177.6 million in 2012, an increase of $5.7 million, or 3.2%. Our consolidated gross margin increased to 68.0% for the year ended December 31, 2013 compared to 67.1% for the year ended December 31, 2012.
Cost of revenue for the Affiliate Marketing segment was $17.9 million for the year ended December 31, 2013 compared to $17.5 million in 2012. Our Affiliate Marketing segment gross margin increased slightly to 89.0% for the year ended December 31, 2013 compared to 88.3% for the same period in 2012.
Cost of revenue for the Media segment increased to $157.6 million for the year ended December 31, 2013 compared to $152.2 million in 2012. Our Media segment gross margin increased slightly to 61.6% for the year ended December 31, 2013 compared to 61.0% for the same period in 2012.
Operating Expenses:
Sales and Marketing.    Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials. Sales and marketing expenses for the year ended December 31, 2013 were $88.1 million compared to $79.9 million in 2012, an increase of $8.2 million, or 10.2%. Sales and marketing expenses increased primarily due to the growth in our businesses as described above. Our sales and marketing expenses as a percentage of revenue increased slightly to 15.4% for the year ended December 31, 2013 compared to 14.8% in 2012.
General and Administrative.    General and administrative expenses consist primarily of facilities costs, executive and administrative compensation, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses decreased to $63.1 million for the year ended December 31, 2013 compared to $73.8 million in 2012, a decrease of $10.6 million, or 14.4%. General and administrative expenses decreased primarily due to lower incentive compensation expense, including amounts in the year ago period related to an earnout provision from the Dotomi acquisition, and, to a lesser extent, lower stock-based compensation expense as described below. As a percentage of revenue, our general and administrative expenses decreased to 11.0% for the year ended December 31, 2013 compared to 13.7% in 2012.
Technology.    Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms and network development, including compensation and employee benefits for our engineering and network operations departments, as well as costs for contracted services and supplies. Technology expenses for the year ended December 31, 2013 were $55.6 million compared to $54.8 million in 2012, an increase of $0.8 million, or 1.4%. The increase in technology expenses was primarily due to the growth in our businesses as described above. Our technology expenses as a percentage of revenue decreased slightly to 9.7% for the year ended December 31, 2013 compared to 10.2% in 2012.

Segment Income from Operations.    Affiliate Marketing segment income from operations for the year ended December 31, 2013 increased 12.0%, or $10.9 million, to $102.3 million, from $91.4 million in the prior year, and represented 62.8% and 61.1% of Affiliate Marketing segment revenue in these respective periods. The increase in Affiliate Marketing segment income from operations and operating margin was primarily attributable to the higher revenue as described above.
Media segment income from operations for the year ended December 31, 2013 increased 13.6%, or $16.4 million, to $136.6 million, from $120.2 million in the prior year, due primarily to the higher revenue as described above. Media segment operating income margin increased to 33.3% for the year ended December 31, 2013 compared to 30.8% in 2012 due to the higher gross profit described above and lower operating expenses in the current year.
Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2013 was $19.0 million compared to $20.8 million in 2012. The decrease of $1.9 million was primarily due to equity awards that became fully vested during the last two years, which were not fully offset by expense from new awards during these periods. We currently expect our stock-based compensation expense in 2014 to be in the range of $20 million to $22 million. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock options and restricted stock, fluctuations in the market value of our common stock, modifications to our existing stock option programs, additions of new stock-based compensation programs, or other factors.
Amortization of Acquired Intangible Assets.    Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the year ended December 31, 2013 was $7.9 million compared to $8.0 million in 2012. Amortization of all remaining acquired intangible assets, included in Amortization of acquired intangible assets, for the year ended December 31, 2013 was $15.2 million compared to $19.8 million in 2012. The decrease in amortization expense compared to the prior year is the result of intangible assets that became fully amortized in the fourth quarter of 2012.
We currently anticipate total amortization of intangible assets of approximately $22.4 million for the year ending December 31, 2014, with approximately $7.9 million of this amount being recorded in Cost of revenue and approximately $14.5 million being recorded in operating expenses. Such amounts do not include the incremental amortization expense associated with intangible assets resulting from the acquisition of SET Media in the first quarter of 2014. The Company is in the process of completing the purchase accounting for this acquisition, but currently estimates additional amortization expense of between $3 million and $5 million in 2014.
Interest and Other (Expense) Income, net.    Interest and other (expense) income, net, consists principally of interest expense on our outstanding debt, foreign currency exchange gains and losses and interest earned on a note receivable through the second quarter of 2013. It also includes a $22.6 million write-down of the note receivable in the second quarter of 2013. Interest and other (expense) income, net was an expense of $25.2 million for 2013 compared to income of $0.7 million for the same period in 2012. The increase in expense in 2013 was primarily due to the write-down of the note receivable and lower interest income on the note receivable in 2013.
Income Tax Expense.    For the years ended December 31, 2013 and 2012, we recorded income tax expense of $52.2 million and $56.1 million, respectively. Our effective income tax rate for the year ended December 31, 2013 decreased to 36.6% from 41.6% for the year ended December 31, 2012. The lower effective tax rate in 2013 was due to a number of factors, including: higher tax benefits related to the reversal of contingency reserves due to the expiration of certain statutes of limitations in 2013, lower interest expense in 2013 associated with unrecognized tax benefits, and lower non-deductible officer compensation in 2013. We currently expect our effective tax rate to be approximately 40.0% in the year ending December 31, 2014.
Adjusted EBITDA.    Adjusted EBITDA for the year ended December 31, 2013 increased to $222.2 million from $192.9 million for the same period in 2012, representing an increase of $29.3 million, or 15.2%. The increase is due to the increased operating income in both of our segments as described above.

RESULTS OF OPERATIONS—Fiscal Years Ended December 31, 2012 and 2011
Revenue.    Consolidated revenue for the year ended December 31, 2012 was $539.8 million, representing a 34.8% increase from the prior year total of $400.3 million.
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
Cost of Revenue and Gross Profit.    Consolidated cost of revenue was $177.6 million for the year ended December 31, 2012 compared to $134.4 million in 2011, an increase of $43.2 million, or 32.1%. Our consolidated gross margin increased to 67.1% for the year ended December 31, 2012 compared to 66.4% for the year ended December 31, 2011.
Cost of revenue for the Affiliate Marketing segment was $17.5 million for the year ended December 31, 2012 compared to $17.1 million in 2011. Our Affiliate Marketing segment gross margin remained relatively consistent at 88.3% for the year ended December 31, 2012 compared to 87.7% for the same period in 2011.
Cost of revenue for the Media segment increased to $152.2 million for the year ended December 31, 2012 compared to $113.8 million in 2011. Our Media segment gross margin increased to 61.0% for the year ended December 31, 2012 compared to 56.5% for the same period in 2011. The increase in Media segment gross margin resulted primarily from the inclusion of a full year of results from Dotomi, which was acquired on August 31, 2011. Excluding the impact of Dotomi, our Media segment gross margins were consistent with the year ago period.
Operating Expenses:
Sales and Marketing.    Sales and marketing expenses for the year ended December 31, 2012 were $79.9 million compared to $59.8 million in 2011, an increase of $20.1 million, or 33.6%. Sales and marketing expenses increased primarily due to the growth in our businesses as described above and the inclusion of a full year of results from Dotomi and Greystripe. Our sales and marketing expenses as a percentage of revenue remained relatively consistent at 14.8% for the year ended December 31, 2012 compared to 14.9% in 2011.
General and Administrative.    General and administrative expenses increased to $73.8 million for the year ended December 31, 2012 compared to $52.5 million in 2011, an increase of $21.3 million, or 40.7%. General and administrative expenses increased primarily due to the inclusion of a full year of results from Dotomi and Greystripe and higher stock-based compensation expense as described below. As a percentage of revenue, our general and administrative expenses increased to 13.7% for the year ended December 31, 2012 compared to 13.1% in 2011.
Technology.    Technology expenses for the year ended December 31, 2012 were $54.8 million compared to $38.2 million in 2011, an increase of $16.7 million, or 43.7%. The increase in technology expenses was primarily due to the growth in our businesses as described above and the inclusion of a full year of results from Dotomi and Greystripe. Our technology expenses as a percentage of revenue increased to 10.2% for the year ended December 31, 2012 compared to 9.5% in 2011.
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

Stock-Based Compensation.    Stock-based compensation for the year ended December 31, 2012 was $20.8 million compared to $13.4 million in 2011. The increase of $7.4 million was primarily due to unvested equity awards assumed in the acquisitions of Dotomi and Greystripe as well as new equity awards granted throughout 2012 and 2011.
Amortization of Acquired Intangible Assets.    Amortization of developed technologies and websites acquired in business combinations, included in Cost of revenue, for the year ended December 31, 2012 was $8.0 million compared to $3.7 million in 2011. Amortization of all remaining acquired intangible assets, included in Amortization of acquired intangible assets, for the year ended December 31, 2012 was $19.8 million compared to $11.2 million in 2011. The increases in amortization expense compared to the prior year were primarily due to the addition of certain intangible assets arising from the acquisitions of Dotomi and Greystripe.
Interest and Other (Expense) Income, net.    Interest and other (expense) income, net, totaled income of $0.7 million for 2012 compared to income of $3.1 million for the same period in 2011. The decrease in income from 2011 to 2012 was primarily due to increased interest expense as a result of higher average outstanding borrowings.
Income Tax Expense.    For the years ended December 31, 2012 and 2011, we recorded income tax expense of $56.1 million and $22.7 million, respectively. Our effective income tax rate for the year ended December 31, 2012 increased to 41.6% from 21.1% for the year ended December 31, 2011. In both 2012 and 2011, we recognized tax benefits related to the reversal of contingency reserves due to the expiration of certain statutes of limitations. The tax benefit realized in 2012 of $2.6 million was lower than the $19.5 million tax benefit we recognized in 2011, resulting in the higher effective tax rate for 2012.
Adjusted EBITDA.    Adjusted EBITDA for the year ended December 31, 2012 increased to $192.9 million from $139.3 million for the same period in 2011, representing an increase of $53.6 million, or 38.4%. The increase is due to the increased operating income in both of our operating segments as described above.
Liquidity and Capital Resources
We have financed our operations, our stock repurchases and our cash acquisitions primarily through cash generated from operations and borrowings under our credit facility. At December 31, 2013, our cash and cash equivalents balance totaled $81.3 million, including $55.2 million of cash and cash equivalents held by our international subsidiaries.
Net cash provided by operating activities totaled $178.6 million for the year ended December 31, 2013 compared to $156.1 million in 2012 and $114.9 million in 2011. The increase in net cash provided by operating activities of $22.5 million from 2012 to 2013 was primarily due to an increase in net income before non-cash items. The increase in net cash provided by operating activities of $41.1 million from 2011 to 2012 was primarily due to an increase in net income before non-cash items and the impact of positive working capital changes.
Net cash used in investing activities for the year ended December 31, 2013 of $6.2 million was due to purchases of property and equipment of $13.7 million, offset by $7.5 million in principal payments received on our note receivable. Net cash used in investing activities for the year ended December 31, 2012 of $13.5 million was due to purchases of property and equipment of $17.5 million, offset by $4.2 million in principal payments received on our note receivable. Net cash used in investing activities for the year ended December 31, 2011 of $221.0 million was due to the use of $216.5 million for acquisitions and net purchases of property and equipment of $11.2 million, offset by proceeds from the maturity and sale of marketable securities of $3.0 million and $3.7 million in principal payments received on our note receivable.
Net cash used in financing activities for the year ended December 31, 2013 of $214.9 million was primarily due to common stock repurchases of $223.8 million and net payments under our credit agreement of $4.2 million, offset partially by proceeds from shares issued under employee stock programs of $8.9 million and excess tax benefits from the exercise of stock-based awards of $4.3 million. Net cash used in financing activities for the year ended December 31, 2012 of $125.3 million was primarily due to common stock repurchases of $110.8 million and net payments under our credit agreement of $25.0 million, offset partially by proceeds from shares issued under employee stock programs of $7.2 million and excess tax benefits from the exercise of stock-based awards of $3.3 million. Net cash provided by financing activities for the year ended December 31, 2011 of $31.8 million was primarily due to net borrowings under our credit agreement of $167.5 million and proceeds from shares issued under employee stock programs of $6.9 million, offset by the use of $145.0 million to repurchase common stock under our stock repurchase program.

Credit Facility
On August 19, 2013, we entered into a Second Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous credit facility. The Credit Facility consists of a revolving loan commitment of $400.0 million, with an option to increase the total revolving loan commitment to $500.0 million subject to certain conditions. The Credit Facility expires on August 19, 2018. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 15 to our Consolidated Financial Statements included herein. The Credit Facility provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At December 31, 2013, there was $140.0 million outstanding under the Credit Facility. At December 31, 2012, we had a total outstanding balance under our prior credit facility of $142.5 million.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions. Since the inception of the Program and through December 31, 2012, our board of directors authorized a total of $792.5 million for repurchases under the Program and we repurchased a total of 70.9 million shares of our common stock for approximately $703.2 million. In 2013, our board of directors authorized an additional $234.3 million for repurchases under the Program. During the year ended December 31, 2013, we repurchased 10 million shares for $223.6 million, leaving up to an additional $100.0 million of our capital to be used to repurchase shares of our outstanding common stock under the Program as of December 31, 2013.
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
Commitments and Contingencies
Contractual obligations at December 31, 2013 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years	Other
Operating leases(1)	$37,225	$7,788	$13,593	$7,567	$8,277	$—
Purchase obligations(2)	7,255	6,435	820	—	—	—
Liability for unrecognized tax benefits(3)	18,742	—	—	—	—	18,742
Borrowings under Credit Facility(4)	140,000	—	—	140,000	—	—
Total contractual obligations	$203,222	$14,223	$14,413	$147,567	$8,277	$18,742

(1)
The non-cancelable operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $430,000. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not currently believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

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

(4)	Please refer to Note 15 to the consolidated financial statements for a description of the Credit Facility.

Other commercial commitments as of December 31, 2013 are as follows (in thousands):

	Other Commercial Commitments
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$501	$80	$210	$—	$211
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
Our Media segment revenue is recognized in the period that the impressions, click-throughs or actions occur, when lead-based information is delivered or, for our ad serving business where revenue is generated primarily from fixed or transaction volume-based monthly fees, in the period that we make our technologies available to our customers on an application services provider ("ASP") basis, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. We act as a principal in Media segment transactions in that we are the primary obligor to the advertiser customer. In accordance with GAAP, revenue is recognized in our Media segment on a gross basis, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of cost of revenue.
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

As of December 31, 2013, we recorded an allowance for doubtful accounts and sales credits of $6.9 million, which represents an allowance percentage of 4.5% of our gross accounts receivable balance of $155.7 million. If our assumptions and estimates regarding the ultimate collectability of our outstanding accounts receivable balances and/or our sales credits changed to warrant a 100 basis point increase in the ending allowance percentage, the result would be an increase in the December 31, 2013 allowance for doubtful accounts and sales credits of approximately $1.6 million and a corresponding decrease in our operating income for the year then ended.

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

As of December 31, 2013, we have gross deferred tax assets of $49.4 million, relating to net operating loss carryforwards, goodwill impairment and certain other temporary differences. As of December 31, 2013, based upon both positive and negative evidence available, we have determined it is more likely than not that certain deferred tax assets primarily relating to capital loss carryforwards and net operating loss carryforwards in various jurisdictions may not be realizable. Accordingly, we have recorded a valuation allowance of $3.3 million against these deferred tax assets as of December 31, 2013. Should we determine in the future that we will be able to realize these deferred tax assets, or not be able to realize all or part of our remaining net deferred tax assets recorded as of December 31, 2013, an adjustment to the net deferred tax assets would impact net income in the period such determination was made.
In addition to our deferred tax assets, management is required to make judgments and assumptions related to our uncertain tax positions. As further described in Note 9 to the consolidated financial statements, as of December 31, 2013 we have recorded a liability for uncertain tax positions of $18.7 million. The ultimate resolutions of these uncertain tax positions may take several years. Such resolutions could result in additional tax payments by us to the applicable tax jurisdiction(s). If the ultimate resolutions of any of our uncertain tax positions results in either (a) an additional tax payment that is lower than our liability recorded for such uncertain tax position or (b) no additional tax payment, then we would record a reduction to our liability for uncertain tax positions and a corresponding decrease to our income tax expense in the period such resolution is achieved. Accordingly, a resolution of one or more of our uncertain tax positions in any given period could have a material impact to our reported net income for such period. However, because the ultimate resolution of our uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in our liability for uncertain tax positions or the timing of such changes.

•
Goodwill and Other Intangible Assets.  As of December 31, 2013, we had goodwill and other intangible assets with net balances of $388.9 million and $48.5 million, respectively. Goodwill is tested for impairment at the reporting unit level on an annual basis as of December 31 or between annual tests whenever facts and circumstances indicate that goodwill might be impaired. As of December 31, 2013, our reporting units consisted of the Affiliate Marketing, Media and Dotomi operating segments. Application of the goodwill impairment test requires certain estimates and assumptions, including the identification of reporting units, assigning assets and liabilities to reporting units, and determining the fair value of each reporting unit. We have determined the fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach.

As a result of our 2013 annual goodwill impairment test, no goodwill impairment was recorded as the estimated fair value of each reporting unit substantially exceeded the carrying value. Based on our 2013 impairment testing, there would have to be significant unfavorable changes to our estimates and assumptions for an impairment to exist.
In addition to the accounting for goodwill as described above, we amortize other intangible assets over their estimated economic useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. In determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the intangible assets exceeds the fair market value of the intangible assets. Our estimates of future cash flows attributable to our other intangible assets require significant judgments and assumptions, including anticipated industry and economic conditions. Different assumptions and judgments could materially affect the calculation of the fair value of any individual other intangible assets which could lead to impairment. No impairment was identified in 2013 or 2012 related to our intangible assets.

•
Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation in accordance with GAAP and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the specific facts and circumstances of each matter.

Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for our interim and annual periods beginning January 1, 2014. We are currently evaluating the impact that the adoption of this guidance will have on our financial position, results of operations and cash flows.
In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company expects the adoption of this guidance will have an impact to its consolidated financial statements as a result of the divestiture of its Owned & Operated Websites segment in January 2014, as described in Note 4.

Inflation
Inflation was not a material factor in either revenue or operating expenses during the fiscal years ended December 31, 2013, 2012 and 2011.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to fluctuations in interest rates, which impact the amount of interest we must pay on our outstanding debt, and the amount of interest income we earn on our cash equivalents. Our exposure to interest rate risk primarily results from changes in the one-month London Interbank Offered Rate ("LIBOR"), which is the benchmark interest rate for most borrowings under our credit facility. If the one-month LIBOR rate were to double and our outstanding balance remained at $140 million, our interest expense would increase by approximately $0.2 million over the next year.
We do not believe that our current investment activities subject us to significant interest rate risks that could have a material impact on our financial position or results of operations.
Foreign Currency Risk
We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds and Euros. The effect of foreign currency exchange rate fluctuations for the years ended December 31, 2013, 2012 and 2011 was not material to our consolidated results of operations. We enter into foreign currency exchange forward contracts to hedge certain of our exposures to currency exchange rate fluctuations related to short-term intercompany balances. There were no material gains or losses in 2013, 2012 or 2011 associated with the requirement to mark-to-market our short-term intercompany balances or with our hedging activities.
In the future, if there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be a reduction of revenue of approximately $5.4 million, a reduction of income before income taxes of approximately $0.9 million and a reduction of net assets, excluding intercompany balances, of approximately $2.9 million. As of December 31, 2013, we had $75.7 million in total current assets, including $55.2 million in cash and cash equivalents, and $12.8 million in total current liabilities denominated in foreign currencies, predominantly British Pounds and Euros.
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

In connection with the preparation of this annual report on Form 10-K as of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2013 to provide reasonable assurance that the information required to be disclosed by it in reports or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to the Company's internal control over financial reporting during the three-month period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on or about May 6, 2014.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on or about May 6, 2014.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides aggregated information with respect to our compensation plans under which equity securities of Conversant are authorized for issuance as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	3,767,041	$2.30	9,991,210
Equity compensation plans not approved by security holders(2)	440,567	$2.32	—
Total	4,207,608		9,991,210

(1)
For additional information with respect to the outstanding option pricing categories as of December 31, 2013, refer to Note 11 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

(2)	The equity compensation plans not approved by security holders represent stock option plans assumed in business combinations.

(3)
Of these shares, 1.9 million were available under the Employee Stock Purchase Plan and 8.1 million were available for award grant purposes under the 2002 Stock Incentive Plan. During the purchase period recently ended on February 28, 2014, 135,000 shares of our common stock were issued under the Employee Stock Purchase Plan.

The remaining information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on or about May 6, 2014.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on or about May 6, 2014.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on or about May 6, 2014.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this annual report on Form 10-K:

1.	Financial Statements. The consolidated financial statements of Conversant, Inc. are included in a separate section of this annual report on Form 10-K commencing on page F-1.

2.
Financial Statement Schedule.    The following financial statement schedule of Conversant, Inc. is included in a separate section of this annual report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts	F-31

3.	Exhibits. The following exhibits are filed as part of, or are incorporated by reference in, this annual report on Form 10-K:

Exhibit Number	Description of Document	Location
2.1
Agreement and Plan of Merger, dated as of August 1, 2011, by and among ValueClick, Inc., Dragon Subsidiary Corp., a wholly-owned subsidiary of ValueClick, Inc., Viper Subsidiary, LLC, a wholly-owned subsidiary of ValueClick, Inc., Dotomi, Inc., and David Vogel, solely in his capacity as Equityholder Agent
Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by ValueClick on September 1, 2011
2.2
Stock and Asset Purchase Agreement by and among ValueClick, Inc., ValueClick International Ltd. (Ireland) and ValueClick Deutschland GmbH, as the Sellers, and IAC Search, LLC, as the Buyer, dated as of December 8, 2014
Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of ValueClick	Incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006
3.2	Amended and Restated Bylaws of Conversant, Inc.	Incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed by ValueClick on February 5, 2014
3.3	Certificate of Ownership and Merger	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by ValueClick on February 5, 2014
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws for ValueClick, Inc. defining the rights of holders of common stock of ValueClick, Inc.
4.2	Specimen stock certificate for ValueClick common stock	Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999
10.1	Form of Indemnification Agreement by and between ValueClick and directors and executive officers	Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K filed by ValueClick on March 31, 2006

Exhibit Number	Description of Document	Location
10.2	Deed of Assignment, dated January 1, 1999 by and between Web-Ignite Corporation and ValueClick	Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999
10.3	Trademark Assignment, dated as of May 1, 1998 from Web-Ignite Corporation to ValueClick	Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999
10.4	Exchange Agreement, dated December 31, 1998, by and between ValueClick and ValueClick, LLC	Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999
10.5	Bill of Sale and Assignment and Assumption of Liabilities, dated December 31, 1998	Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999
10.6	Share Purchase Agreement, dated December 31, 1999, by and between ValueClick and James R. Zarley	Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999
10.7	License Agreement, dated August 17, 1999, between ValueClick and ValueClick Europe, Limited	Incorporated by reference from Registration Statement on Form S-1 (File No. 333-88765), as amended, originally filed with the Securities and Exchange Commission on October 12, 1999
10.8†	1999 Stock Option Plan, as amended, and form of option agreement	Incorporated by reference from Registration Statement on Form S-8 (File No. 333-61278) originally filed with the Securities and Exchange Commission on April 19, 2001
10.9†	2002 Stock Incentive Plan and form of option agreement	Incorporated by reference from Registration Statement on Form S-8 (File No. 333-89396) originally filed with the Securities and Exchange Commission on May 30, 2002
10.10†	2007 Employee Stock Purchase Plan and form of subscription agreement	Incorporated by reference from Registration Statement on Form S-8 (File No. 333-145853) originally filed with the Securities and Exchange Commission on August 31, 2007
10.11†	Key Employee Agreement between ValueClick and Peter Wolfert dated February 7, 2008	Incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K filed by ValueClick on February 29, 2008

Exhibit Number	Description of Document	Location
10.12†	Key Employee Agreement between ValueClick and John P. Pitstick dated February 7, 2008	Incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K filed by ValueClick on February 29, 2008
10.13†	Key Employee Agreement between ValueClick and Scott P. Barlow dated February 7, 2008	Incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K filed by ValueClick on February 29, 2008
10.14
Credit Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other financial institutions from time to time party thereto
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by ValueClick on November 18, 2008
10.15
Security Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media,  Inc., Search123.com Inc., Mediaplex, Inc., BeFree, Inc., Commission Junction, Inc. and Wells Fargo Bank, National Association
Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by ValueClick on November 18, 2008
10.16
Guaranty Agreement dated as of November 14, 2008 by Hi-Speed Media, Inc., Web Marketing Holdings, LLC, Web Clients, LLC, I-Deal Direct Interactive, LLC, Mezi Media, Inc., Search123.com Inc., Mediaplex, Inc., Be Free, Inc., and Commission Junction, Inc. in favor of Wells Fargo Bank, National Association
Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by ValueClick on November 18, 2008
10.17
Amendment to Credit Agreement dated as of November 14, 2008 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, Swing Line Lender and L/C Issuer), and certain other financial institutions from time to time party thereto
Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by ValueClick on February 1, 2010
10.18
Amended and Restated Credit Agreement dated as of August 19, 2011 by and among ValueClick, Inc., Wells Fargo Bank, National Association (as Administrative Agent, L/C Issuer and Swing Line Lender), JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions from time to time party thereto
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by ValueClick on August 19, 2011
10.19
Second Amended and Restated Credit Agreement dated as of August 19, 2013 among ValueClick, Inc.; Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender; Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner; and JPMorgan Chase Bank, N.A., Union Bank, N.A., and U.S. Bank National Association, as Co-Documentation Agents; and certain other financial institutions from time to time party thereto
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by ValueClick on August 20, 2013
10.20
Amended and Restated Security Agreement dated as of August 19, 2013 by and among ValueClick, Inc., ValueClick Brands, Inc., Mediaplex, Inc., Commission Junction, Inc., and Wells Fargo Bank, National Association
Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by ValueClick on August 20, 2013
10.21
Amended and Restated Guaranty Agreement dated as of August 19, 2013 by and among ValueClick Brands, Inc., Mediaplex, Inc., and Commission Junction, Inc., in favor of Wells Fargo Bank, National Association
Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by ValueClick on August 20, 2013
10.22†	2014 Executive Incentive Compensation Plan	Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by ValueClick on February 3, 2014

Exhibit Number	Description of Document	Location
21.1	Subsidiaries of Conversant, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

†	Indicates a management contract or compensatory arrangement.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Conversant, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Conversant, Inc. and its subsidiaries at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 3, 2014

CONVERSANT, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$81,319	$136,638
Accounts receivable, net of allowances of $6,942 and $6,214 as of December 31, 2013 and 2012, respectively	148,738	147,487
Prepaid expenses and other current assets	9,897	9,360
Income taxes receivable	7,057	7,430
Deferred tax assets	1,556	10,346
Current assets held for sale	32,802	—
Total current assets	281,369	311,261
Assets held for sale, less current portion	55,642	—
Note receivable, less current portion	—	27,615
Property and equipment, net	28,006	29,014
Goodwill	388,922	434,507
Intangible assets acquired in business combinations, net	48,501	81,822
Deferred tax assets, less current portion	12,422	12,278
Other assets	2,913	3,199
Total assets	$817,775	$899,696
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$126,472	$128,383
Other current liabilities	4,057	4,018
Short-term borrowings	—	10,000
Liabilities related to assets held for sale	7,646	—
Total current liabilities	138,175	142,401
Income taxes payable, less current portion	24,050	25,716
Deferred tax liabilities, less current portion	855	1,330
Borrowings under credit agreement, less current portion	140,000	132,500
Other non-current liabilities	8,740	7,044
Liabilities related to assets held for sale, less current portion	1,058	—
Total liabilities	312,878	308,991
Commitments and contingencies (Note 16)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 66,828,670 and 75,303,111 shares issued and outstanding at December 31, 2013 and 2012, respectively	67	75
Additional paid-in capital	461,822	538,025
Accumulated other comprehensive loss	(2,722)	(5,706)
Retained earnings	45,730	58,311
Total stockholders' equity	504,897	590,705
Total liabilities and stockholders' equity	$817,775	$899,696
The accompanying notes are an integral part of these consolidated financial statements.

CONVERSANT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Revenue	$573,121	$539,820	$400,334
Cost of revenue	183,282	177,562	134,366
Gross profit	389,839	362,258	265,968
Operating expenses:
Sales and marketing (includes stock-based compensation of $5,093, $4,885 and $3,298 for 2013, 2012 and 2011, respectively)	88,104	79,944	59,835
General and administrative (includes stock-based compensation of $9,299, $10,840 and $7,390 for 2013, 2012 and 2011, respectively)	63,143	73,791	52,455
Technology (includes stock-based compensation of $4,578, $5,108 and $2,706 for 2013, 2012 and 2011, respectively)	55,602	54,838	38,167
Amortization of intangible assets acquired in business combinations	15,208	19,755	11,206
Total operating expenses	222,057	228,328	161,663
Income from operations	167,782	133,930	104,305
Interest and other (expense) income, net	(25,180)	747	3,118
Income before income taxes	142,602	134,677	107,423
Income tax expense	52,160	56,073	22,663
Net income from continuing operations	90,442	78,604	84,760
Discontinued operations (Note 4):
Income from discontinued operations, net of tax expense of $10,862, $6,189 and $6,955 in 2013, 2012 and 2011, respectively	9,151	22,132	16,370
Gain on sale, net of tax expense of $1,014 in 2013 and $1,145 in 2012	2,286	980	—
Net income from discontinued operations	11,437	23,112	16,370
Net income	101,879	101,716	101,130
Other comprehensive income (loss):
Foreign currency translation	2,984	4,432	(3,749)
Total comprehensive income	$104,863	$106,148	$97,381

Net income per common share - basic:
Continuing operations	$1.25	$1.02	$1.06
Discontinued operations	$0.16	$0.30	$0.20
Net income	$1.41	$1.32	$1.26
Net income per common share - diluted:
Continuing operations	$1.22	$1.00	$1.04
Discontinued operations	$0.15	$0.29	$0.20
Net income	$1.37	$1.29	$1.24
Weighted-average shares used to calculate net income per common share:
Basic	72,376	77,342	80,323
Diluted	74,122	78,898	81,489

The accompanying notes are an integral part of these consolidated financial statements.

CONVERSANT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2010	—	—	80,974,145	$81	$555,859	$(6,389)	$(76,910)	$472,641
Non-cash, stock-based compensation	—	—	—	—	14,022	—	—	14,022
Shares issued in connection with employee stock programs	—	—	1,388,101	1	6,944	—	—	6,945
Issuance of shares in business combinations	—	—	7,481,387	8	109,351	—	—	109,359
Assumed options from business combinations	—	—	—	—	6,944	—	—	6,944
Repurchase and retirement of common stock	—	—	(9,704,140)	(10)	(141,648)	—	(3,377)	(145,035)
Tax benefit from employee stock transactions	—	—	—	—	1,136	—	—	1,136
Net income	—	—	—	—	—	—	101,130	101,130
Other comprehensive loss	—	—	—	—	—	(3,749)	—	(3,749)
Balance at December 31, 2011	—	—	80,139,493	$80	$552,608	$(10,138)	$20,843	$563,393
Non-cash, stock-based compensation	—	—	—	—	21,767	—	—	21,767
Shares issued in connection with employee stock programs	—	—	1,727,306	1	7,235	—	—	7,236
Repurchase and retirement of common stock	—	—	(6,563,688)	(6)	(46,541)	—	(64,248)	(110,795)
Tax benefit from employee stock transactions	—	—	—	—	2,956	—	—	2,956
Net income	—	—	—	—	—	—	101,716	101,716
Other comprehensive income	—	—	—	—	—	4,432	—	4,432
Balance at December 31, 2012	—	—	75,303,111	$75	$538,025	$(5,706)	$58,311	$590,705
Non-cash, stock-based compensation	—	—	—	—	20,167	—	—	20,167
Shares issued in connection with employee stock programs	—	—	1,525,559	2	8,853	—	—	8,855
Repurchase and retirement of common stock	—	—	(10,000,000)	(10)	(109,354)	—	(114,460)	(223,824)
Tax benefit from employee stock transactions	—	—	—	—	4,131	—	—	4,131
Net income	—	—	—	—	—	—	101,879	101,879
Other comprehensive income	—	—	—	—	—	2,984	—	2,984
Balance at December 31, 2013	—	—	66,828,670	$67	$461,822	$(2,722)	$45,730	$504,897
The accompanying notes are an integral part of these consolidated financial statements.

CONVERSANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$101,879	$101,716	$101,130
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on note receivable	22,556	—	—
Depreciation and amortization	39,398	44,189	34,307
Non-cash, stock-based compensation	20,167	21,767	14,022
Provision for doubtful accounts and sales credits	3,674	4,382	2,980
Amortization of discount on note receivable	(570)	(2,370)	(2,325)
Gain on sale of businesses, net of tax	(2,286)	(980)	—
Deferred income taxes	9,382	(3,397)	2,713
Net tax windfall from stock-based awards	4,131	2,956	1,136
Excess tax benefit from stock-based awards	(4,319)	(3,251)	(2,364)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,460)	(22,159)	(30,206)
Prepaid expenses and other assets	(507)	929	(1,455)
Accounts payable and accrued expenses	4,319	5,228	12,386
Income taxes receivable/payable	(1,307)	4,467	(16,420)
Other non-current liabilities	1,495	2,577	(981)
Net cash provided by operating activities	178,552	156,054	114,923
Cash flows from investing activities:
Proceeds from the sales of marketable securities	—	—	3,000
Principal payments received on note receivable	7,460	4,191	3,694
Purchases of property and equipment	(13,694)	(17,472)	(11,154)
Acquisitions of businesses, net of cash acquired	—	(241)	(216,532)
Net cash used in investing activities	(6,234)	(13,522)	(220,992)
Cash flows from financing activities:
Proceeds from borrowings under credit agreement	225,799	82,000	180,000
Repayments under credit agreement	(230,000)	(107,000)	(12,500)
Proceeds from shares issued under employee stock programs	8,855	7,236	6,945
Excess tax benefit from stock-based awards	4,319	3,251	2,364
Repurchases and retirement of common stock	(223,824)	(110,795)	(145,035)
Net cash (used in) provided by financing activities	(214,851)	(125,308)	31,774
Effect of foreign currency translations	2,147	2,738	(3,346)
Net increase in cash and cash equivalents of discontinued operations	(14,933)	—	—
Net (decrease) increase in cash and cash equivalents	(55,319)	19,962	(77,641)
Cash and cash equivalents, beginning of period	136,638	116,676	194,317
Cash and cash equivalents, end of period	$81,319	$136,638	$116,676
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,439	$3,090	$995
Cash paid for income taxes, net	$51,735	$58,232	$42,784
Supplemental disclosure of non-cash investing and financing activities:
Fair value of contingent payments receivable from sale of business	$3,300	$3,918	$—
Common stock issued in connection with acquisition of business	$—	$—	$109,359
Fair value of stock options assumed in connection with acquisition of business	$—	$—	$6,944
The accompanying notes are an integral part of these consolidated financial statements.

CONVERSANT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
Conversant, Inc. (formerly ValueClick, Inc.) and its subsidiaries (''Conversant'' or the "Company''), offer a comprehensive range of digital marketing services across our Affiliate Marketing and Media segments. The Company's services help marketers achieve a variety of strategic objectives, including customer relationship management, new customer acquisition and branding. The Company changed its name from ValueClick, Inc. to Conversant, Inc. on February 3, 2014.
In periods prior to the third quarter of 2013, the Company derived its revenue from three business segments: Affiliate Marketing, Media and Owned & Operated Websites. In the third quarter of 2013, the Company's board of directors approved a plan to sell the Company's Owned & Operated Websites business segment. As a result of this plan and subsequent sale of this business in the first quarter of 2014, the Owned & Operated Websites segment meets the definition of a business held for sale at December 31, 2013. The results of operations for the Owned & Operated Websites segment have been excluded from continuing operations for all periods herein and reported as discontinued operations. With this change, the Company now operates in two business segments: Affiliate Marketing and Media. All prior period segment information herein has been recast to conform to this presentation.

AFFILIATE MARKETING - Conversant's Affiliate Marketing segment, which operates under the "CJ Affiliate by Conversant'' brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. Advertisers upload their offers onto the Company's platform, making them available for placement by affiliates. Affiliates apply to join the advertiser's program, and upon acceptance, affiliates select and place the advertiser's offers on their websites or mobile websites, in email campaigns or in search listings. These links are served and tracked by the Company's platform. As a result, when a consumer clicks on one of the affiliate's links and makes an online purchase or completes an agreed-upon action on the advertiser's website or mobile website, the transaction is automatically tracked and recorded. The Company collects commissions due from advertisers and disperses these commission payments across thousands of individual affiliates each month. Our leading technology and service offerings enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.

Our Affiliate Marketing segment principally generates revenue from variable commissions paid to the Company by advertiser customers, which are based on a percentage of commissions advertisers pay to affiliates, or on a percentage of transaction revenue generated from the advertising programs managed by the Company's affiliate marketing platform. The commission payments advertisers pay to the Company are separate from the commission payments advertisers pay to affiliates. The Company does not receive any portion of affiliate publisher commissions, and the Company does not generate any revenue from affiliates.

MEDIA - Conversant's Media segment provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. The company's platform enables marketers to deliver personalized and individualized communications, and is designed for flexibility based on each brand’s specific needs. The level of personalization, data integration, creative development, cross-channel delivery, and measurement sophistication are tailored for each individual client.

In August 2011, the Company acquired Dotomi, Inc. ("Dotomi"), a customer relationship management ("CRM") solution that enables advertisers to create highly personalized advertising campaigns for their existing customers and recent website visitors, and in April 2011, the Company acquired Greystripe, Inc. ("Greystripe"), the largest brand-focused mobile advertising network. These businesses are included in the Company's Media segment.

As described above, the Company's Owned & Operated Websites segment is being reported as an asset held for sale at December 31, 2013, and its results of operations are being reported as discontinued operations for all periods presented. On September 30, 2012, the Company sold its self-service paid search offering business, Search123, which was previously included in the Owned & Operated Websites segment. The results of operations of Search123 are reported as discontinued operations for the years ended December 31, 2012 and 2011. See Note 4 for additional information on these divestitures.
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
Cash and Cash Equivalents
The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted primarily of money market accounts.
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
Financing Receivables
The Company defines financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates, have maturities greater than one year and that are recognized as an asset on its consolidated balance sheets. As of December 31, 2012, the Company determined that its note receivable, net of discount, of $29.4 million was a financing receivable. The Company recorded this note receivable at amortized cost and recognized interest income as earned. In the second quarter of 2013, the Company determined that this note receivable was impaired due to the non-payment status of the note and deteriorating performance of the underlying business, and as a result, the Company recognized an impairment charge of $22.6 million for the year ended December 31, 2013. Refer to Note 5 for additional details on this note receivable.

Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation and leasehold amortization. Depreciation and leasehold amortization expense are computed using the straight-line method over the estimated useful lives of the assets, generally, three years for computer equipment and purchased software, three to five years for furniture and equipment, the shorter of seven years or the term of the lease for leasehold improvements, and three years for vehicles.
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
Goodwill
The Company tests for impairment of goodwill annually as of December 31 at the reporting unit level or whenever events or circumstances indicate that goodwill might be impaired. The Company has determined it has three reporting units consisting of the Affiliate Marketing, Media and Dotomi operating segments. The impairment test is a two-step process, whereby in the first step, the Company compares the estimated fair value of the reporting unit with the reporting unit's carrying amount, including goodwill. The Company determines the estimated fair value of each reporting unit using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment, if any. For the years ended December 31, 2013 and 2012, there was no impairment of goodwill.
Long-lived Assets
Management evaluates the recoverability of the Company's identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company's stock price for a sustained period of time; and changes in the Company's business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2013 and 2012.
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

The Company's Media segment revenue is recognized in the period that the advertising impressions, click-throughs or actions occur, when lead-based information is delivered or, for the Company's ad serving business, where revenue is generated primarily from fixed or transaction volume-based monthly fees, in the period that the Company makes its technologies available to its customers on an application services provider ("ASP") basis, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in Media segment transactions in that the Company is the primary obligor to the advertiser customers. Revenue is recognized in the Company's Media segment on a gross basis, and expenses related to acquiring inventory that are directly related to a revenue-generating event are recorded as a component of cost of revenue.
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
Cost of Revenue
Cost of revenue consists of payments to acquire advertising inventory, certain labor costs that are directly related to revenue-producing activities, Internet access costs, amortization of developed technology acquired in business combinations, and depreciation on revenue-producing technologies. The Company becomes obligated to make payments related to advertising inventory in the period the impressions, click-throughs, actions, or lead-based information are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statements of comprehensive income.
Sales and Marketing
Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing personnel and related support teams, certain advertising costs, travel, trade shows, and marketing materials. Advertising costs are expensed as incurred and totaled $0.5 million, $0.6 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
General and Administrative
General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt, and other general overhead costs.
Technology
Technology expenses include costs associated with the maintenance and ongoing development of the Company's technology platforms, including compensation and employee benefits associated with the Company's engineering and network operations departments, as well as costs for contracted services and supplies. The Company reviews costs incurred in the application development stage and assesses such costs for capitalization. Due to the constant evolution and ongoing development of the Company's technology platforms, no internal software development costs were capitalized in the years ended December 31, 2013, 2012 and 2011.
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
Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end currency exchange rates while revenue, expenses, gains, and losses are translated at the average currency exchange rates in effect for the period. Except for certain intercompany balances that have been designated as short-term in nature, the effects of these translation adjustments are reported in accumulated other comprehensive loss. The Company records the effects of the translation adjustments related to the short-term intercompany balances in interest and other (expense) income, net. The effects of these translation adjustments were not material to the Company's results of operations for the years ended December 31, 2013, 2012 and 2011.
Transaction gains and losses related to transactions with third parties denominated in other than the functional currency were not material to the Company's Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.
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
Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits. At December 31, 2013, no customers accounted for more than 10% of the accounts receivable balance. For the years ended December 31, 2013, 2012 and 2011, no customer comprised more than 10% of total revenue from continuing operations.
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

Net Income per Common Share - Basic and Diluted
Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Net income per diluted common share is computed using the weighted-average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and release of restricted stock awards, and shares issuable under the Company's Employee Stock Purchase Plan, determined using the treasury stock method. The Company determines potential windfall tax benefits and shortfalls on stock options on an "as if" basis for purposes of calculating assumed stock option proceeds under the treasury stock method when determining the denominator for net income per diluted common share.
Comprehensive Income
Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The elements of comprehensive income, other than net income, relate to foreign currency translation adjustments for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013 and 2012, the accumulated balance of the foreign currency translation adjustment was a loss of $2.7 million and $5.7 million, respectively.
Business Segments
The Company uses the "management approach" to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company's two reportable segments. Using the management approach, the Company determined that it has three operating segments, consisting of Affiliate Marketing, Media and Dotomi. The Media and Dotomi operating segments have been aggregated into one reportable segment due to their business similarities and similar economic characteristics.
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
In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company expects the adoption of this guidance will have an impact to its consolidated financial statements as a result of the divestiture of its Owned & Operated Websites segment in January 2014, as described in Note 4.
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
As of December 31, 2013 and 2012, the Company's financial instruments, required to be measured at fair value, include cash equivalents, net accounts receivable, accounts payable and accrued expenses, and debt, all of which are carried at historical cost. The carrying value of the cash equivalents, net accounts receivable, and accounts payable and accrued expenses are reasonable estimates of their fair value because of their short-term nature. The carrying value of the Company's debt approximates its fair value based on Level 2 inputs, and after consideration of default and credit risk.
3. Recent Business Combinations
Dotomi. On August 31, 2011, the Company completed the acquisition of Dotomi, a leading provider of data-driven, intelligent display media for major retailers. Under the terms of the agreement, the Company acquired all outstanding equity interests in Dotomi for total consideration of $288.1 million, consisting of cash consideration of $171.8 million, 7.1 million shares of the Company's stock valued at $109.4 million, and approximately 0.5 million shares of fully vested stock options assumed valued at $6.9 million. In addition, Conversant assumed approximately 0.4 million unvested shares of restricted stock and 0.5 million unvested options to purchase shares of Conversant common stock. The fair value of the assumed unvested restricted stock and options will be expensed in future periods. The Company incurred $412,000 in transaction costs, which is recorded in the "General and administrative expense" caption in the accompanying Consolidated Statements of Comprehensive Income.
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

Pro forma Results of Operations. The historical operating results of Dotomi prior to its acquisition date have not been included in the Company's historical consolidated operating results. Pro forma results of operations data (unaudited) for the years ended December 31, 2011, as if the acquisition had occurred on January 1, 2011, are as follows (in thousands, except per share data):

December 31, 2011
Revenue	$450,832
Net income	$87,674
Net income per common share - basic	$1.01
Net income per common share - diluted	$0.99
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
4. Discontinued Operations
In the third quarter of 2013, the Company's board of directors approved a plan to sell the Company's Owned & Operated Websites business segment. The Company had initiated an active program to locate a buyer and on January 10, 2014, the Company completed the divestiture of its Owned & Operated Websites segment for $80.0 million, subject to certain adjustments. The Company anticipates it will record a pre-tax gain related to this divestiture in the first quarter of 2014, and due to differences between the book and tax bases of certain U.S. assets held for sale, the divestiture will also result in a tax benefit to the Company. The assets and liabilities of the Owned & Operated Websites segment are classified as held for sale as of December 31, 2013, and the historical results of operations of the Owned & Operated Websites segment are treated as discontinued operations herein.

As a result of the Owned & Operated Websites segment being classified as discontinued operations, the Company can no longer assert that the Owned & Operated Websites segment's foreign earnings will be permanently reinvested in its respective foreign jurisdictions. This change in assertion has caused the Company to record a net deferred tax liability of $5.6 million in connection with the difference between book and tax bases of the net foreign assets held for sale. The Company has elected to record the deferred tax impact of the difference between the book and tax bases of net foreign assets held for sale in discontinued operations. Accordingly, the recording of the net deferred tax liability resulted in a $5.6 million tax charge in discontinued operations.
On September 30, 2012, the Company completed the disposition of Search123, its self-service paid search business operating in Europe. The sales price consisted of future contingent payments based upon the performance of the business over the four years subsequent to the purchase date. The estimated fair value of the contingent payments receivable was $3.9 million on the date of sale, $3.8 million at December 31, 2012 and $4.1 million at December 31, 2013, based on a discounted cash flow model of the forecasted performance of Search123 using Level 3 inputs. Due to the consistent performance of the Search123 business, which achieved higher than expected results subsequent to the close of the transaction, the net book value of the receivable increased by $3.3 million in the second quarter of 2013. This increase is recorded as a pre-tax gain of $3.3 million, and a $2.3 million gain net of income taxes, within discontinued operations in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2013. The divestiture initially generated, in the third quarter of 2012, a pre-tax gain of $2.1 million and a $1.0 million gain net of income taxes. The historical results of Search123 are treated as discontinued operations herein.
The following amounts related to the Owned & Operated Websites segment were derived from historical financial information. All amounts have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$121,793	$121,058	$128,419

Income from discontinued operations before income taxes	19,819	22,829	15,394
Income tax expense	10,862	5,502	5,964
Net income from discontinued operations	$8,957	$17,327	$9,430

The following amounts related to Search123 were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$—	$20,659	$31,402

Income from discontinued operations before income taxes	194	5,492	7,931
Income tax expense	—	687	991
Income from discontinued operations, net of tax, before gain on sale	194	4,805	6,940
Gain on sale, net of tax expense of $1,014 in 2013 and $1,145 in 2012	2,286	980	—
Net income from discontinued operations	$2,480	$5,785	$6,940

The components of assets and liabilities held for sale at December 31, 2013 are as follows (in thousands):

December 31, 2013
Current assets held for sale:
Cash and cash equivalents	14,933
Receivables, net	15,113
Other current assets	2,756
32,802
Assets held for sale, less current portion:
Property and equipment, net	1,554
Goodwill	45,878
Intangible assets acquired in business combinations	7,798
Other assets	412
55,642
Current liabilities related to assets held for sale:
Accounts payable and accrued expenses	7,242
Other current liabilities	404
7,646
Liabilities related to assets held for sale, less current portion:
Deferred tax liabilities	1,058
1,058

5. Note Receivable
The Company sold its Web Clients business on February 1, 2010. The net proceeds from the sale of approximately $32.8 million consisted of the estimated discounted fair value of a $45.0 million (face amount) five-year note receivable bearing interest at the rate of five percent, with monthly payments amortized over a ten-year period and a balloon payment at the end of the fifth year. In the second quarter of 2013, the Company determined that this note receivable was impaired due to the non-payment status of the note and deteriorating performance of the underlying business. In July 2013, the Company reached a settlement with the counter-party resulting in an upfront payment to the Company of $5.5 million in exchange for a release of the remaining obligations. As a result, the Company recognized an impairment charge of $22.6 million in Interest and other (expense) income, net in the accompanying Consolidated Statements of Comprehensive Income during the year ended December 31, 2013.
The following table details the composition of the note receivable at December 31, 2012 (in thousands):

December 31, 2012
Note receivable, gross	$34,463
Discount	(5,017)
Note receivable, net of discount	29,446
Less: current portion	(1,831)
Note receivable, less current portion	$27,615
Prior to the buyer's default on the note receivable, the Company reflected interest income associated with this note in the Interest and other (expense) income, net caption in the accompanying Consolidated Statements of Comprehensive Income. Total interest income recognized for the years ended December 31, 2013 and 2012 was $1.0 million and $4.2 million, respectively.

6. Goodwill and Intangible Assets
In performing the annual goodwill impairment test as of December 31, 2013 no impairment was identified. Furthermore, the estimated fair values of each of our reporting units substantially exceeded their carrying values as of December 31, 2013. In addition, no events or circumstances indicated the existence of a potential impairment in the Company's held and used intangible assets. Accordingly, an impairment test was not performed for the Company's held and used intangible assets.
As of December 31, 2013, the Company's reporting units consisted of the Affiliate Marketing, Media and Dotomi operating segments. Below is assigned goodwill by reporting unit (in thousands):

	Affiliate Marketing	Media	Dotomi	Owned & Operated Websites	Total
Balance at December 31, 2011	$30,363	$264,369	$207,746	$256,555	$759,033
Accumulated impairment losses	—	(112,000)	—	(210,000)	(322,000)
	30,363	152,369	207,746	46,555	437,033
Foreign currency translation adjustments	275	117	—	687	1,079
Tax adjustments	—	(1,090)	(1,485)	—	(2,575)
Acquisition adjustments	—	—	600	—	600
Disposition	—	—	—	(1,630)	(1,630)
Balance at December 31, 2012	30,638	263,396	206,861	255,612	756,507
Accumulated impairment losses	—	(112,000)	—	(210,000)	(322,000)
	30,638	151,396	206,861	45,612	434,507
Foreign currency translation adjustments	19	8	—	266	293
Allocation to disposal group (1)	—	—	—	(45,878)	(45,878)
Balance at December 31, 2013	30,657	263,404	206,861	210,000	710,922
Accumulated impairment losses	—	(112,000)	—	(210,000)	(322,000)
	$30,657	$151,404	$206,861	$—	$388,922
___________________________
(1)    Allocation to disposal group was based upon an estimated relative fair value calculation.
There is no tax-deductible goodwill as of December 31, 2013 pertaining to the Company's continuing operations. Goodwill with a book value of $41.5 million was tax deductible as of December 31, 2012.
The Company's acquired intangible assets as of December 31, 2013 are being amortized on a straight-line basis over the following weighted-average useful lives (in years):

Weighted-Average Useful Life
Customer, affiliate and advertiser relationships	6
Trademarks, trade names and domain names	7
Developed technologies and websites	4

The gross carrying amounts and accumulated amortization of the Company's acquired intangible assets were as follows at December 31, 2013 and 2012 (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
December 31, 2013:
Customer, affiliate and advertiser relationships	$95,810	$(60,799)	$35,011
Trademarks, trade names and domain names	11,873	(10,555)	1,318
Developed technologies and websites	31,770	(19,598)	12,172
Total intangible assets	$139,453	$(90,952)	$48,501

December 31, 2012:
Customer, affiliate and advertiser relationships	$108,209	$(59,593)	$48,616
Trademarks, trade names and domain names	34,276	(23,968)	10,308
Developed technologies and websites	66,164	(43,266)	22,898
Total intangible assets	$208,649	$(126,827)	$81,822
The decrease in the gross intangible assets balance was due to the allocation of $69.9 million to Assets held for sale, less current portion, related to the Company's Owned & Operated Websites segment offset by increases in the remaining intangible asset balances due to the effect of exchange rates on translations of foreign intangible asset balances. Amortization expense related to intangible assets totaled $23.2 million, $27.7 million and $14.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization of acquired developed technologies and websites included in consolidated cost of revenue	$7,943	$7,976	$3,714
Amortization of acquired intangible assets included in operating expenses	15,208	19,755	11,206
Total	$23,151	$27,731	$14,920
Estimated intangible asset amortization expense for the next five years ending December 31 and thereafter is as follows (in thousands):

	Amortization included in:
	Cost of revenue(1)	Operating expenses(1)	Total(1)
2014	$7,943	$14,462	$22,405
2015	$4,230	$13,446	$17,676
2016	$—	$8,251	$8,251
2017	$—	$44	$44
2018	$—	$44	$44
Thereafter	$—	$81	$81

(1)	Amounts exclude amortization from intangible assets that may arise as a result of the Company's acquisition of SET Media, Inc. subsequent to December 31, 2013, as more fully described in Note 18.

7. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2013	2012
Computer equipment and purchased software	$55,965	$57,935
Furniture and equipment	7,837	6,948
Leasehold improvements	10,660	8,467
	74,462	73,350
Less: accumulated depreciation and amortization	(46,456)	(44,336)
	$28,006	$29,014
Total depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2013, 2012 and 2011 was $12.3 million, $10.4 million and $6.3 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2013	2012
Accounts payable, including amounts due to publishers	$81,988	$81,520
Advertiser deposits	24,254	18,734
Accrued salaries and benefits	11,728	14,936
Other accrued expenses	8,502	13,193
	$126,472	$128,383
9. Income Taxes
The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$136,900	$128,882	$93,561
Foreign	5,702	5,795	13,862
Income from continuing operations before income taxes	$142,602	$134,677	$107,423
Income tax expense attributable to continuing operations is comprised of the following components (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$47,402	$54,212	$15,523
State	6,652	10,188	6,023
Foreign	766	807	864
	54,820	65,207	22,410
Deferred:
Federal	(2,086)	(8,153)	333
State	(838)	(1,541)	(684)
Foreign	264	560	604
	(2,660)	(9,134)	253
Income tax expense	$52,160	$56,073	$22,663

Income tax benefits of $4.1 million, $3.0 million and $1.1 million attributable to stock option grants and restricted stock awards during the years ended December 31, 2013, 2012 and 2011, respectively, were recorded as increases to additional paid-in capital and did not, therefore, result in a benefit in the Consolidated Statements of Comprehensive Income.
The components of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$3,824	$9,022
Depreciation and amortization	23,260	28,610
Equity compensation	6,185	5,069
State tax	5,058	5,789
Discount on Note	—	1,962
Capital loss carryforward	1,036	1,044
Foreign tax credit carryforward	4,063	—
Other	5,987	8,080
Gross deferred tax assets	49,413	59,576
Valuation allowance	(3,279)	(2,983)
Net deferred tax assets	46,134	56,593
Deferred tax liabilities:
Acquired intangible assets	18,701	28,543
Foreign basis difference	8,534	—
Other	6,461	6,757
Total deferred tax liabilities	33,696	35,300
Net deferred tax assets	12,438	21,293
Current portion of net deferred tax assets	871	10,345
Long-term portion of net deferred tax assets	11,567	10,948
Net deferred tax assets	$12,438	$21,293
As of December 31, 2013, the Company's total net deferred tax assets was $11.9 million, including a $0.6 million net deferred tax liability reflected in assets and liabilities held for sale. As of December 31, 2013 and 2012, based upon the Company's evaluation of both positive and negative evidence, the Company determined it is more likely than not that certain deferred tax assets may not be realizable. As of December 31, 2013 and 2012, the valuation allowance attributable to total net deferred tax assets, including a $1.1 million valuation allowance attributable to assets held for sale at December 31, 2013, was $4.4 million and $3.0 million, respectively, representing an overall increase of $1.4 million. The increase in valuation allowance relates primarily to foreign net operating loss carryforwards and other foreign tax benefits which the Company deems more likely than not will expire unused. As of December 31, 2013, the Company had net operating loss carryforwards for federal and state purposes of $9.9 million and $2.6 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2015, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits during 2013, 2012, and 2011 is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits balance at January 1	$19,700	$16,883	$31,831
Add:
Additions based on tax positions related to the current year	1,929	3,189	1,557
Additions for tax positions of prior years	299	2,006	1,013
Acquired unrecognized tax benefits	—	57	454
Deduct:
Settlements with tax authorities	(307)	(220)	—
Reductions as a result of lapse of applicable statute of limitations	(2,503)	(2,200)	(17,971)
Reductions for tax positions of prior years	(376)	(15)	(1)
Unrecognized tax benefits balance at December 31	$18,742	$19,700	$16,883

The amount of unrecognized tax benefits, which if ultimately recognized, will reduce the Company's effective tax rate, is $14.9 million as of December 31, 2013.
The Company's policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $1.3 million, $2.4 million and $1.3 million, respectively, in gross interest and penalties expense related to uncertain tax positions. During the years ended December 31, 2013, 2012 and 2011, gross interest and penalties expense was offset by a reversal of prior accrued interest and penalties of $1.2 million, $0.8 million and $2.5 million, respectively, as a result of the expiration of certain statutes of limitations and settlements of tax positions. For the year ended December 31, 2012, the Company assumed gross interest and penalties related to acquired unrecognized tax benefits of $0.2 million. As of December 31, 2013 and 2012, the Company had an accrued liability of $9.7 million and $9.6 million, respectively, for interest and penalties related to uncertain tax positions. These amounts are included in non-current income taxes payable.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2007 and 2009 through 2013 tax years for federal purposes, 2004 through 2013 tax years for various state and local jurisdictions, and 2004 through 2013 tax years for various foreign jurisdictions. The Company is currently under examination by various state tax authorities for the 2006 through 2008 tax years, under examination by various foreign authorities for the 2004 - 2010 tax years, and under federal examination for the 2007 tax year. Facts and circumstances could arise in the twelve-month period following December 31, 2013 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of the statutes of limitations. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.
The overall effective income tax rate for continuing operations differs from the statutory federal tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	4.3	3.2
Effects of foreign income	(0.7)	(0.7)	(2.4)
Change in valuation allowance	(0.2)	—	—
Lapse of statute of limitations, net of unrecognized tax benefits	(1.1)	0.6	(15.9)
Other, net	0.6	2.4	1.2
Overall effective income tax rate	36.6%	41.6%	21.1%
The Company files a consolidated federal income tax return as well as state and foreign tax returns.
As discussed in Note 4, in the third quarter of 2013, the Company’s board of directors approved a plan to sell the Company’s Owned & Operated Websites segment. As a result of the Owned & Operated Websites segment being classified as discontinued operations, the Company can no longer assert that the Owned & Operated Websites segment’s foreign earnings will be indefinitely reinvested in respective foreign jurisdictions. This change in assertion has caused the Company to record a deferred tax liability of $8.5 million in connection with the difference between the book and tax bases of the foreign net assets held for sale, partially offset by a deferred tax asset of $2.9 million pertaining to foreign tax credits associated with the pending sale.

Subsequent to the Company’s change in assertion, certain Owned & Operated Websites’ foreign subsidiaries distributed dividends of $12.8 million to the Company during the fourth quarter of 2013. These dividends resulted in a tax benefit of $0.3 million, net of $7.8 million foreign tax credits associated with the distributions.

As of December 31, 2013, withholding and U.S. income taxes have not been provided on approximately $61.3 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are expected to be indefinitely reinvested in foreign operations. The determination of taxes associated with the $61.3 million is not practicable.

10. Capitalization
Share Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the "Program") to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.
Since the inception of the Program and through December 31, 2012, our board of directors authorized a total of $792.5 million for repurchases under the Program and the Company repurchased a total of 70.9 million shares of its common stock for approximately $703.2 million. In 2013, the Company's board of directors authorized an additional $234.3 million for repurchases under the Program. During the year ended December 31, 2013, the Company repurchased 10.0 million shares for $223.6 million, leaving up to an additional $100.0 million of its capital to be used to repurchase shares of its outstanding common stock under the Program as of December 31, 2013.
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
On May 23, 2002, the board of directors adopted and the stockholders approved the 2002 Stock Incentive Plan and reserved an additional 10,000,000 shares of common stock for issuance under this plan. The 2002 Stock Incentive Plan replaced the 1999 Stock Plan and all available shares under the 1999 Stock Plan were transferred to the 2002 Stock Incentive Plan (collectively the "2002 Stock Plan"), resulting in 15,000,000 common shares reserved for issuance. On May 6, 2011, the Company's stockholders approved the amended and restated 2002 Stock Plan (the "Amended and Restated 2002 Stock Plan") to increase the number of shares reserved for issuance by approximately 3.8 million shares. As of December 31, 2013, there are 8.1 million shares available for future grant.
The Amended and Restated 2002 Stock Plan provides for the granting of non-statutory and incentive stock options and restricted stock awards to, among other parties, employees, officers and directors of the Company. Restricted stock grants generally vest over a four-year period.

The following table summarizes stock option activity under the Company's stock plans for the years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2010	2,031,177	$13.41
Granted	16,500	$16.64
Assumed options from business combinations	1,320,290	$1.92
Exercised	(504,323)	$9.47
Forfeited/expired	(426,926)	$13.66
Options outstanding at December 31, 2011	2,436,718	$7.98
Granted	—	$—
Exercised	(628,266)	$5.91
Forfeited/expired	(174,068)	$8.18
Options outstanding at December 31, 2012	1,634,384	$8.76
Granted	—	$—
Exercised	(497,401)	$9.17
Forfeited/expired	(26,178)	$2.94
Options outstanding at December 31, 2013	1,110,805	$8.71	3.01	$16,287
Options vested at December 31, 2013 and expected to vest after December 31, 2013	1,109,608	$8.71	3.01	$16,263
Options exercisable at December 31, 2013	1,020,395	$9.21	2.67	$14,449
The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $8.1 million, $7.8 million and $3.6 million, respectively. The weighted-average estimated grant date fair value of stock options granted for the year ended December 31, 2011 was $13.40, which includes the weighted-average fair value of stock options assumed in business combinations of $13.50. Excluding stock options assumed in business combinations, the weighted-average estimated grant date fair value of stock options granted for the year ended December 31, 2011 was $5.69. There were no stock options granted or assumed in 2013 and 2012.
As of December 31, 2013 and 2012, there was $0.7 million and $2.2 million, respectively, of total unrecognized stock-based compensation related to unvested stock options. The weighted-average remaining vesting period for stock options is one year.
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

The following table summarizes activity for restricted stock awards during the years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2010	1,613,623	$9.60
Granted	1,434,500	$15.26
Assumed awards from business combinations	333,746	$15.30
Vested	(662,566)	$10.78
Forfeited	(148,812)	$11.43
Unvested at December 31, 2011	2,570,491	$13.08
Granted	1,840,000	$17.21
Vested	(1,164,085)	$11.70
Forfeited	(327,292)	$15.68
Unvested at December 31, 2012	2,919,114	$15.95
Granted	1,155,000	$21.20
Vested	(722,250)	$15.12
Forfeited	(255,061)	$17.04
Unvested at December 31, 2013	3,096,803	$18.01
The intrinsic value of unvested restricted stock awards at December 31, 2013, 2012 and 2011 was $72.4 million, $56.7 million and $41.9 million, respectively. The fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $17.8 million, $15.0 million and $10.8 million, respectively. As of December 31, 2013 and 2012, there was $40.4 million and $35.1 million, respectively, of total unrecognized stock-based compensation related to unvested restricted stock awards. The weighted-average remaining vesting period is 2.4 years for these awards.
Employee Stock Purchase Plan
The Company commenced its Employee Stock Purchase Plan (the "Purchase Plan") in September 2007, which allows employees to purchase shares of the Company's common stock through payroll deductions of up to 20 percent of their annual, eligible compensation subject to certain Internal Revenue Code and Purchase Plan limitations. The Purchase Plan provided for the issuance of a cumulative maximum of 3.5 million shares of common stock. On May 8, 2012, the Company's stockholders approved the amended and restated Employee Stock Purchase Plan (the "Amended and Restated Purchase Plan") to increase the number of shares reserved for issuance by 2.0 million shares to a total of 3.5 million shares authorized. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each twelve-month offering period or the specified purchase date. For the years ended December 31, 2013, 2012 and 2011, 306,000 shares, 269,000 shares and 221,000 shares, respectively, were purchased under the Purchase Plan. For the years ended December 31, 2013, 2012 and 2011, stock-based compensation recognized under the Purchase Plan was $1.5 million, $1.1 million and $0.8 million, respectively. As of December 31, 2013, there was $1.2 million of unrecognized stock-based compensation related to the Purchase Plan which is expected to be recognized over a weighted-average period of approximately five months.

Valuation and Expense Information of Stock-Based Compensation
For the years ended December 31, 2013, 2012 and 2011, the Company recognized stock-based compensation of $19.0 million, $20.8 million and $13.4 million, respectively, in continuing operations. The following table summarizes, by consolidated statement of operations line item the impact of stock-based compensation and the related income tax benefits recognized for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Sales and marketing	$5,093	$4,885	$3,298
General and administrative	9,299	10,840	7,390
Technology	4,578	5,108	2,706
Stock-based compensation	18,970	20,833	13,394
Related income tax benefits	(7,752)	(6,381)	(3,677)
Stock-based compensation, net of tax benefits	$11,218	$14,452	$9,717
For the years ended December 31, 2013, 2012 and 2011, stock-based compensation of $1.2 million, $0.9 million and $0.6 million, respectively, were recorded in discontinued operations, and the Company has not capitalized as an asset any stock-based compensation.
GAAP requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to the recognized stock-based compensation for such stock options. For the years ended December 31, 2013, 2012 and 2011, excess tax benefits of $4.3 million, $3.3 million and $2.4 million, respectively, have been classified as a financing activity in the consolidated statements of cash flows.
The Company calculated the estimated fair value of the stock-based awards listed below on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Stock Options
	Year Ended December 31,
	2013	2012	2011
Risk-free interest rates	—%	—%	0.2%
Expected lives (in years)	0	0	1.1
Dividend yield	—%	—%	—%
Expected volatility	—%	—%	41%

	Employee Stock Purchase Plan
	Year Ended December 31,
	2013	2012	2011
Risk-free interest rates	0.1%	0.1%	0.1%
Expected lives (in years)	0.71	0.70	0.70
Dividend yield	—%	—%	—%
Expected volatility	42%	45%	43%
The risk-free interest rate used in the Company's fair value estimates are based on the implied yield available on U.S. Treasury securities with an equivalent remaining term. The Company estimated the expected life of each stock option granted in 2011 based on historical data of stock option exercises, cancellation and options outstanding for similarly issued stock options. The expected life of options granted under the Purchase Plan represents the weighted-average amount of time remaining in the twelve-month offering period. The Company's computation of expected volatility for the years ended December 31, 2013, 2012 and 2011 was based on a combination of historical and market-based implied volatility from traded options on the Company's common stock.

12.   Net Income per Common Share
The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income from continuing operations	$90,442	$78,604	$84,760
Net income from discontinued operations	11,437	23,112	16,370
Net income	$101,879	$101,716	$101,130
Denominator:
Denominator for basic calculation—weighted-average common shares	72,376	77,342	80,323
Weighted-average effect of dilutive securities	1,746	1,556	1,166
Denominator for diluted calculation	74,122	78,898	81,489
Net income per common share - basic:
Continuing operations	$1.25	$1.02	$1.06
Discontinued operations	$0.16	$0.30	$0.20
Net income	$1.41	$1.32	$1.26
Net income per common share - diluted:
Continuing operations	$1.22	$1.00	$1.04
Discontinued operations	$0.15	$0.29	$0.20
Net income	$1.37	$1.29	$1.24
Employee stock-based awards totaling 0.2 million shares, 0.3 million shares and 0.6 million shares for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of net income per diluted common share because their effect would have been anti-dilutive under the treasury stock method.
13.   Defined Contribution Plans
Prior to 2006, the Company had various savings plans (the "Savings Plans") that qualified as defined contribution plans under Section 401(k) of the Internal Revenue Code. In 2006, the Savings Plans were consolidated into one savings plan (the "Master Savings Plan"), which also qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Master Savings Plan, participating employees may defer a percentage of their eligible pre-tax earnings up to the Internal Revenue Service's annual contribution limit. All full-time domestic employees of the Company are eligible to participate in the Master Savings Plan. The Master Savings Plan does not permit investment of participant contributions in the Company's common stock. Company matching contributions to the Master Savings Plan is discretionary. Company contributions to the Master Savings Plan amounted to $1.4 million, $1.2 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
14.   Related Party Transactions
There were no material related party transactions for the years ended December 31, 2013, 2012 and 2011.

15.   Credit Agreement
On August 19, 2013, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Facility"), which amended and restated the Company's previous credit facility in its entirety. The amended Credit Facility consists of a revolving loan commitment of $400 million, with a Company option to increase the total revolving loan commitment to $500 million subject to certain conditions. The expiration date under the amended Credit Facility was extended to August 19, 2018. Borrowings under the facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 1.50% and (c) the one month reserve adjusted daily LIBOR rate plus 1.50%, or (ii) the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable margin as in effect at each interest calculation date. The applicable margin in effect from time to time is based on the Company’s total leverage ratio. The applicable margins range from 1.25% to 1.75% for LIBOR loans and from 0.25% to 0.75% for Base Rate loans.

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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company used borrowings under the Credit Facility to settle the prior credit facility and fund a portion of the Company's stock repurchases. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.30% based on the Company’s total leverage ratio. The agreement also contains customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At December 31, 2013, there was $140.0 million outstanding under the revolving loan commitment.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, a fixed charge coverage ratio and a minimum unrestricted, unencumbered liquid assets requirement. At December 31, 2013 and 2012, the Company was in compliance with all of the financial covenants of its credit facilities.
16.   Commitments and Contingencies
Leases
Future minimum lease payments as of December 31, 2013 under non-cancelable operating leases, and related sublease income, with initial lease terms in excess of one year, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31:	Operating Lease Commitments	Operating Sublease Income
2014	$7,788	$(334)
2015	7,265	(53)
2016	6,328	(21)
2017	4,645	(22)
2018	2,922	—
Thereafter	8,277	—
Total minimum lease payments	$37,225	$(430)
Operating leases consist primarily of facility leases. Certain of the Company's operating leases include escalation clauses that periodically adjust rental expense to reflect changes in price indices. The Company records rent expense on a straight-line basis over the lease term.

Total rent expense under operating leases, net of sublease income, was $7.1 million, $6.2 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the Company had the following purchase obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Purchase obligations	$7,255	$6,435	$820	$—	$—
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.
Standby letters of credit are maintained pursuant to certain of the Company's lease agreements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Commitments under standby letters of credit as of December 31, 2013 are scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1 to less than 3 years	3 to less than 5 years	More than 5 years
Standby letters of credit	$501	$80	$210	$—	$211
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

17.   Segments and Geographic Information
The Company derives its revenue from two reportable segments. These reportable segments are presented on a worldwide basis and include: Affiliate Marketing and Media. Prior to the third quarter of 2013, the Company operated in a third segment, Owned & Operated Websites. However, in the third quarter of 2013, the Company's board of directors approved a plan to sell the Owned & Operated Websites reportable segment. As a result of the plan, and actions taken by the Company, the Owned & Operated Websites segment met the definition of a business held for sale and the reporting requirements to be reported as discontinued operations. Accordingly, the results of operations for the Owned & Operated Websites segment have been excluded from continuing operations for all periods herein.
The Company accounts for inter-segment revenue as if the revenue was derived from third parties, that is, at current market prices. The following table provides revenue, segment income from operations and total assets for each of the Company's two reportable segments. Segment income from operations, as shown below, excludes the effects of: stock-based compensation; amortization of intangible assets; and corporate expenses, as these items are excluded from the segment performance measures utilized by the Company's chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a reportable segment, and include: salaries and benefits for the Company's executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax, Sarbanes-Oxley compliance and certain legal matters; insurance; and, other corporate expenses.

	Revenue			Segment Income from Operations			Total Assets
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in thousands)
Affiliate Marketing	$162,876	$149,527	$139,409	$102,270	$91,350	$84,573	$83,029	$65,208	$59,597
Media	410,377	390,635	261,324	136,607	120,205	74,577	538,603	562,247	579,224
Owned & Operated Websites	—	—	—	—	—	—	—	106,156	93,946
Inter-segment revenue	(132)	(342)	(399)	—	—	—	—	—	—
Corporate assets	—	—	—	—	—	—	107,699	166,085	147,944
Assets held for sale	—	—	—	—	—	—	$88,444	$—	$—
Total	$573,121	$539,820	$400,334	$238,877	$211,555	$159,150	$817,775	$899,696	$880,711
A reconciliation of segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Segment Income from Operations
	2013	2012	2011
Segment income from operations	$238,877	$211,555	$159,150
Corporate expenses	(28,974)	(29,061)	(26,531)
Stock-based compensation	(18,970)	(20,833)	(13,394)
Amortization of acquired developed technology and websites included in consolidated cost of revenue	(7,943)	(7,976)	(3,714)
Amortization of acquired intangible assets included in consolidated operating expenses	(15,208)	(19,755)	(11,206)
Consolidated income from operations	$167,782	$133,930	$104,305

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing and Media segments is as follows for each period (in thousands):

	Year Ended December 31,
	2013	2012	2011
Affiliate Marketing	$1,332	$1,300	$1,062
Media	9,773	8,692	4,914
Corporate	1,158	407	336
Total	$12,263	$10,399	$6,312
The Company's continuing operations are domiciled in the United States with operations internationally in Europe, South Africa and China through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country in which the customer relationship is maintained. Geographic long-lived assets exclude deferred tax assets and other assets in the Company's consolidated balance sheets.
The Company's geographic information was as follows (in thousands):

	Year Ended December 31, 2013		Long-lived Assets at December 31, 2013
	Revenue	Income from Operations
United States	$527,082	$162,448	$27,204
United Kingdom	26,851	4,119	281
Other countries	19,841	1,215	521
Inter-regional eliminations	(653)	—	—
Total	$573,121	$167,782	$28,006

	Year Ended December 31, 2012		Long-lived Assets at December 31, 2012
	Revenue	Income from Operations
United States	$492,003	$128,400	$25,700
United Kingdom	27,547	4,558	449
Other countries	24,979	972	2,865
Inter-regional eliminations	(4,709)	—	—
Total	$539,820	$133,930	$29,014

	Year Ended December 31, 2011
	Revenue	Income from Operations
United States	$348,386	$93,519
United Kingdom	23,774	5,827
Other countries	33,040	4,959
Inter-regional eliminations	(4,866)	—
Total	$400,334	$104,305
18.   Subsequent Event

On February 6, 2014, the Company completed the acquisition of SET Media, Inc., a digital video technology company.  Under the terms of the agreement, the Company acquired all outstanding equity interests in SET Media for cash consideration of approximately $26 million and the assumption of approximately $4 million in employee equity instruments that will vest over a period of four years. The Company is currently evaluating the purchase price allocation following the consummation of the acquisition. It is not practicable to disclose the preliminary purchase price allocation given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

SCHEDULE II
CONVERSANT, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Other Adjustments(2)	Deductions	Balance at End of Period
Allowance for doubtful accounts and sales credits(1):
Year Ended December 31, 2013	$6,214	$3,750	$(261)	$(2,761)	$6,942
Year Ended December 31, 2012	$4,731	$4,382	$—	$(2,899)	$6,214
Year Ended December 31, 2011	$3,976	$2,980	$165	$(2,390)	$4,731
_______________

(1)	Items relating to the allowance for doubtful accounts are charged to expense. Items relating to sales credits are charged against revenue.

(2)	Other adjustments represent increases from acquisitions and decreases from the reclassification of amounts related to assets held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Westlake Village, State of California, on the 3rd day of March, 2014.

CONVERSANT, INC.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN GIULIANI	Director and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
John Giuliani

/s/ JOHN PITSTICK	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
John Pitstick

/s/ JAMES R. ZARLEY	Director and Chairman of the Board	March 3, 2014
James R. Zarley

/s/ DAVID S. BUZBY	Director	March 3, 2014
David S. Buzby

/s/ JEFFREY F. RAYPORT	Director	March 3, 2014
Jeffrey F. Rayport

/s/ JAMES A. CROUTHAMEL	Director	March 3, 2014
James A. Crouthamel

/s/ JAMES R. PETERS	Director	March 3, 2014
James R. Peters

/s/ BRIAN A. SMITH	Director	March 3, 2014
Brian A. Smith