Form 10-Q
period 2014-03-31
CONVERSANT, INC.
filed 2014-05-09
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 000-30135

CONVERSANT, INC.
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

The number of shares of the registrant’s common stock outstanding as of May 2, 2014 was 66,998,165.

CONVERSANT, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONVERSANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,444	$81,319
Accounts receivable, net	131,558	148,738
Prepaid expenses and other current assets	10,042	9,897
Income taxes receivable	43,683	7,057
Deferred tax assets, current portion	4,982	1,556
Current assets held for sale	—	32,802
Total current assets	280,709	281,369
Assets held for sale, less current portion	—	55,642
Property and equipment, net	27,356	28,006
Goodwill	402,254	388,922
Intangible assets acquired in business combinations, net	51,754	48,501
Deferred tax assets, less current portion	336	12,422
Other assets	2,434	2,913
TOTAL ASSETS	$764,843	$817,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$109,370	$126,472
Other current liabilities	2,429	4,057
Liabilities related to assets held for sale	—	7,646
Total current liabilities	111,799	138,175
Income taxes payable, less current portion	23,911	24,050
Deferred tax liabilities, less current portion	10,639	855
Borrowings under credit agreement	60,000	140,000
Other non-current liabilities	9,288	8,740
Liabilities related to assets held for sale, less current portion	—	1,058
TOTAL LIABILITIES	215,637	312,878

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 66,957,715 and 66,828,670 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	67	67
Additional paid-in capital	467,063	461,822
Accumulated other comprehensive loss	(4,625)	(2,722)
Retained earnings	86,701	45,730
Total stockholders’ equity	549,206	504,897
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$764,843	$817,775

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three-month Period Ended March 31,
	2014	2013

Revenue	$145,913	$134,483
Cost of revenue	47,220	42,330
Gross profit	98,693	92,153

Operating expenses:
Sales and marketing	26,515	21,063
General and administrative	17,870	16,593
Technology	15,972	13,623
Amortization of intangible assets acquired in business combinations	4,538	3,551
Total operating expenses	64,895	54,830
Income from operations	33,798	37,323
Interest and other income (expense), net	(264)	(406)
Income before income taxes	33,534	36,917
Income tax expense	13,452	13,538
Net income from continuing operations	20,082	23,379
Discontinued operations (Note 5):
Net income from discontinued operations	155	2,904
Gain on sale, net of tax	34,226	—
Net income	54,463	26,283

Other comprehensive income (loss):
Foreign currency translation	(1,903)	(2,867)
Total comprehensive income	$52,560	$23,416

Basic net income per common share from:
Continuing operations	$0.30	$0.31
Discontinued operations	$0.51	$0.04
Net income	$0.81	$0.35

Diluted net income per common share from:
Continuing operations	$0.29	$0.30
Discontinued operations	$0.50	$0.04
Net income	$0.79	$0.34

Weighted-average shares used to calculate net income per common share:
Basic	67,087	75,648
Diluted	68,727	77,567

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2013	—	—	66,828,670	$67	$461,822	$(2,722)	$45,730	$504,897
Non-cash, stock-based compensation	—	—	—	—	4,749	—	—	4,749
Shares issued in connection with employee stock programs	—	—	887,446	—	3,438	—	—	3,438
Tax benefit from employee stock transactions	—	—	—	—	2,235	—	—	2,235
Repurchase and retirement of common stock	—	—	(758,401)	—	(5,181)	—	(13,492)	(18,673)
Net income	—	—	—	—	—	—	54,463	54,463
Foreign currency translation	—	—	—	—	—	(1,903)	—	(1,903)
Balance at March 31, 2014	—	—	66,957,715	$67	$467,063	$(4,625)	$86,701	$549,206

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-month Period Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$54,463	$26,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,924	9,709
Non-cash, stock-based compensation	4,749	4,797
Provision for doubtful accounts and sales credits	1,057	1,760
Gain on sale of business	(34,226)	—
Amortization of discount on note receivable	—	(570)
Deferred income taxes	1,020	1,210
Tax benefit from stock-based awards	2,235	2,245
Excess tax benefit from stock-based awards	(2,237)	(2,399)
Changes in operating assets and liabilities, net of effects of business acquisition	3,306	6,430
Net cash provided by operating activities	40,291	49,465

Cash flows from investing activities:
Purchases of property and equipment	(1,738)	(1,401)
Principal payments received on note receivable	—	1,005
Proceeds from the sale of business, net of cash divested	72,813	—
Payments for acquisition, net of cash acquired	(24,286)	—
Net cash provided by (used in) investing activities	46,789	(396)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement	55,000	—
Repayments under credit agreement	(135,000)	(62,500)
Repurchases and retirement of common stock	(18,673)	—
Proceeds from shares issued under employee stock programs	3,438	5,835
Excess tax benefit from stock-based awards	2,237	2,399
Net cash used in financing activities	(92,998)	(54,266)

Effect of exchange rate changes on cash and cash equivalents	110	(2,307)
Effect on cash and cash equivalents from discontinued operations	14,933	—
Net increase (decrease) in cash and cash equivalents	9,125	(7,504)
Cash and cash equivalents, beginning of period	81,319	136,638
Cash and cash equivalents, end of period	$90,444	$129,134

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    THE COMPANY AND BASIS OF PRESENTATION
Company Overview
Conversant, Inc. and its subsidiaries (''Conversant'' or the "Company''), offer a comprehensive range of digital marketing services across its Affiliate Marketing and Media segments. The Company's services help marketers achieve a variety of strategic objectives, including customer relationship management, new customer acquisition and branding. The Company changed its name from ValueClick, Inc. to Conversant, Inc. on February 3, 2014.
In periods prior to the third quarter of 2013, the Company derived its revenue from three business segments: Affiliate Marketing, Media and Owned & Operated Websites. In the third quarter of 2013, the Company's board of directors approved a plan to sell the Company's Owned & Operated Websites business segment. As a result of this plan and subsequent sale of this business in the first quarter of 2014, the Owned & Operated Websites segment met the definition of a business held for sale at December 31, 2013. The results of operations for the Owned & Operated Websites segment have been excluded from continuing operations for all periods herein and reported as discontinued operations. See Note 5 for additional information on this divestiture. With this divestiture, the Company now operates in two business segments: Affiliate Marketing and Media. All prior period segment information herein has been recast to conform to this presentation.
AFFILIATE MARKETING - Conversant's Affiliate Marketing segment, which operates under the "CJ Affiliate by Conversant'' brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. Advertisers upload their offers onto the Company's platform, making them available for placement by affiliates. Affiliates apply to join the advertiser's program, and upon acceptance, affiliates select and place the advertiser's offers on their websites or mobile websites, in email campaigns or in search listings. These links are served and tracked by the Company's platform. As a result, when a consumer clicks on one of the affiliate's links and makes an online purchase or completes an agreed-upon action on the advertiser's website or mobile website, the transaction is automatically tracked and recorded. The Company collects commissions due from advertisers and disburses these commission payments to thousands of individual affiliates each month. Our technology and service offerings enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.
Our Affiliate Marketing segment principally generates revenue from variable commissions paid to the Company by advertisers, which are based on a percentage of commissions advertisers pay to affiliates, or on a percentage of transaction revenue generated from the advertising programs managed by the Company's affiliate marketing platform. The commission payments advertisers pay to the Company are separate from the commission payments advertisers pay to affiliates. The Company does not receive any portion of affiliate publisher commissions, and the Company does not generally generate revenue directly from affiliates.
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
On February 6, 2014, the Company acquired SET Media, a digital video technology company. SET Media strengthens the Company's technology offerings and adds unique video targeting and brand safety capabilities to its personalization platform. SET Media is included in the Company's Media segment. See Note 4 for additional information on this acquisition.

Basis of Presentation and Use of Estimates
The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. As permitted by the Securities and Exchange Commission (“SEC”) under Rule 10-01 of Regulation S-X, the accompanying condensed consolidated financial statements and related notes have been condensed and do not contain certain information that may be included in Conversant's annual consolidated financial statements and notes thereto. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Conversant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to: i) the allowance for doubtful accounts and sales credits; ii) the fair value of the Company's debt; iii) the valuation of equity instruments granted by the Company; iv) the value assigned to, recoverability and estimated useful lives of, goodwill and intangible assets acquired in business combinations; v) the Company's income tax expense, its deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets; and vi) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

In July 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company's interim and annual periods beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

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

3.    STOCK-BASED COMPENSATION
 In the three-month periods ended March 31, 2014 and 2013, the Company recognized stock-based compensation of $4.7 million and $4.5 million, respectively. The following table summarizes, by statement of comprehensive income line item, the impact of stock-based compensation and the related income tax benefits recognized in the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three-month Period Ended March 31,
	2014	2013
Sales and marketing	$1,161	$1,158
General and administrative	2,403	2,254
Technology	1,185	1,105
Total stock-based compensation	4,749	4,517
Related income tax benefits	(1,942)	(2,088)
Stock-based compensation, net of tax benefits	$2,807	$2,429

4.    RECENT BUSINESS COMBINATION

On February 6, 2014, the Company completed the acquisition of SET Media, a digital video technology company. Under the terms of the agreement, the Company acquired all outstanding equity interests in SET Media for total cash consideration of $24.6 million. The Company also assumed 52,000 unvested options to purchase shares of Conversant common stock valued at $0.9 million. The fair value of the assumed unvested stock options will be expensed over the future service period.

SET Media strengthens the Company's technology offerings and adds unique video targeting and brand safety capabilities to its personalization platform. These factors contributed to a purchase price in excess of the fair value of SET Media's net tangible and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The results of SET Media's operations are included in the Company's consolidated financial statements beginning on February 6, 2014.

The preliminary allocation of the purchase price (based upon preliminary valuation assumptions that may change upon completion of our analysis) to the assets acquired and liabilities assumed, based on their estimated fair values, resulted in $13.4 million in goodwill, $10.1 million in amortizable intangible assets, including $8.1 million of developed technology with a useful life of four years, $5.0 million in deferred tax assets and $4.0 million in deferred tax liabilities. The Company does not expect any goodwill to be tax deductible. This acquisition is not considered material for purposes of further disclosure.

5.    DISCONTINUED OPERATIONS

On January 10, 2014, the Company completed the disposition of its Owned & Operated Websites segment. The proceeds from the sale consisted of gross cash consideration of $80.0 million, and $74.8 million net of cash divested. The company incurred $2.0 million in transaction costs in connection with the divestiture. The divestiture generated a pre-tax gain of $7.0 million, which includes a $1.4 million reclassification adjustment relating to the foreign currency translation amounts previously included in other comprehensive income, and a $34.2 million gain net of income taxes due to a tax benefit of $27.2 million realized upon the sale due primarily to tax deductible goodwill.
The assets and liabilities of the Owned & Operated Websites segment were classified as held for sale as of December 31, 2013, and the historical results of operations of the Owned & Operated Websites segment are treated as discontinued operations herein. The Company determined that its Owned & Operated Websites segment met the definition of an asset held for sale in the third quarter of 2013.

The following amounts related to the Owned & Operated Websites segment for the three-month period ended March 31, 2013 were derived from historical financial information. All amounts have been segregated from continuing operations and reported as discontinued operations (in thousands):

Three-month Period Ended March 31, 2013
Revenue	$30,955

Income from discontinued operations before income taxes	4,270
Income tax expense	1,366
Net income from discontinued operations	$2,904
The components of assets and liabilities held for sale at December 31, 2013 are as follows (in thousands):

December 31, 2013
Current assets held for sale:
Cash and cash equivalents	14,933
Receivables, net	15,113
Other current assets	2,756
32,802
Assets held for sale, less current portion:
Property and equipment, net	1,554
Goodwill	45,878
Intangible assets acquired in business combinations	7,798
Other assets	412
55,642
Current liabilities related to assets held for sale:
Accounts payable and accrued expenses	7,242
Other current liabilities	404
7,646
Liabilities related to assets held for sale, less current portion:
Deferred tax liabilities	1,058
Other non-current liabilities	—
1,058

6.    GOODWILL AND INTANGIBLE ASSETS

As a result of the Company's sale of its Owned & Operated Websites businesses as described in Note 1, the Company's reporting units now consist of the Affiliate Marketing, Enterprise (formerly named Dotomi) and Media operating segments as of March 31, 2014. The changes in the carrying amount of goodwill, by reporting unit, for the three-month period ended March 31, 2014 were as follows (in thousands):

	Affiliate Marketing	Enterprise	Media	Total
Balance at December 31, 2013	$30,657	206,861	$151,404	$388,922
Foreign currency translation adjustments	(61)	—	(26)	(87)
Acquisition	—	—	13,419	13,419
Balance at March 31, 2014	$30,596	$206,861	$164,797	$402,254

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Affiliate Marketing	Enterprise	Media	Total
March 31, 2014
Goodwill	$30,596	$206,861	$276,797	$514,254
Accumulated impairment losses	—	—	(112,000)	(112,000)
Goodwill, net	$30,596	$206,861	$164,797	$402,254

December 31, 2013
Goodwill	$30,657	$206,861	$263,404	$500,922
Accumulated impairment losses	—	—	(112,000)	(112,000)
Goodwill, net	$30,657	$206,861	$151,404	$388,922
The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
March 31, 2014
Customer, affiliate and advertiser relationships	$96,970	$(64,241)	$32,729
Trademarks, trade names and domain names	8,032	(7,740)	292
Developed technologies	39,870	(21,907)	17,963
Non-competition agreements	$840	$(70)	770
Total intangible assets	$145,712	$(93,958)	$51,754

December 31, 2013
Customer, affiliate and advertiser relationships	$95,810	$(60,799)	$35,011
Trademarks, trade names and domain names	11,873	(10,555)	1,318
Developed technologies	31,770	(19,598)	12,172
Total intangible assets	$139,453	$(90,952)	$48,501
The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three-month Period Ended March 31,
	2014	2013
Amortization of acquired developed technologies included in consolidated cost of revenue	$2,309	$1,985
Amortization of acquired intangible assets included in consolidated operating expenses	4,538	3,551
Total	$6,847	$5,536
Estimated intangible asset amortization expense for the remainder of 2014, the succeeding four years and thereafter, is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
Nine months ending December 31, 2014	$7,462	$10,818	$18,280
2015	6,283	14,425	20,708
2016	2,025	8,378	10,403
2017	2,025	44	2,069
2018	169	44	213
Thereafter	—	81	81
Total	$17,964	$33,790	$51,754

7.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $7.2 million at March 31, 2014 and $6.9 million at December 31, 2013. No customers accounted for more than 10% of the accounts receivable balance at March 31, 2014 or December 31, 2013.

8.    PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Computer equipment and purchased software	$57,852	$55,965
Furniture and equipment	7,916	7,837
Leasehold improvements	10,724	10,660
Property and equipment, gross	76,492	74,462
Less: accumulated depreciation and leasehold amortization	(49,136)	(46,456)
Total property and equipment, net	$27,356	$28,006

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
As of March 31, 2014 and December 31, 2013, the carrying amounts of net accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short-term nature. The carrying amount of cash equivalents, which consist of money market accounts, approximate fair value using level 1 inputs. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the company's debt approximates its fair value and is a Level 2 measurement within the fair value hierarchy.
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

11.    INCOME TAXES

As of December 31, 2013, the Company had recorded a liability of $18.7 million for unrecognized tax benefits. During the three-month period ended March 31, 2014, the Company’s liability for unrecognized tax benefits increased by $0.4 million as a result of income tax positions taken during the period and decreased by $0.3 million for tax settlements during the quarter. Additionally, $0.3 million of unrecognized tax benefits were removed related to the completion of the sale of the Owned & Operated Websites segment, resulting in a total liability for unrecognized tax benefits at March 31, 2014 of $18.5 million. If these tax benefits are recognized in future periods, the liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following March 31, 2014 that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, the Company had recorded an accrual of $9.7 million for interest and penalties related to unrecognized tax benefits. During the three-month period ended March 31, 2014, the Company recognized $0.3 million in gross interest and penalties, which was offset by $0.1 million in interest paid relating to the settlement of tax positions and $0.2 million of accrued interest that was removed related to the completion of the sale of the Owned & Operated Websites segment, resulting in an accrual for interest and penalties related to unrecognized tax benefits of $9.7 million at March 31, 2014. During the three-month period ended March 31, 2013, the Company recognized $0.4 million in gross interest and penalties. The accrual for interest and penalties related to unrecognized tax benefits is included in non-current income taxes payable balance on the accompanying condensed consolidated balance sheet.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2009 through 2013 tax years for federal purposes, 2004 through 2013 tax years for various state jurisdictions, and 2004 through 2013 tax years for various foreign jurisdictions. The Company is currently under audit examination by the Internal Revenue Service for the 2007 tax year, and in various state and foreign jurisdictions for various tax years.

12.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2013, the Company’s board of directors authorized a total of $1.0 billion for repurchases under the Program and the Company had repurchased a total of 80.9 million shares of its common stock for approximately $926.8 million. During the three-month period ended March 31, 2014, the Company repurchased 0.8 million shares for $18.7 million. As of March 31, 2014, up to an additional $81.3 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program. Subsequent to March 31, 2014, the Company repurchased 0.8 million shares for $19.8 million, leaving approximately $61.5 million available under the Program as of May 9, 2014.

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

13.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three-month Period Ended March 31,
	2014	2013
Net income	$54,463	$26,283

Weighted-average common shares outstanding - basic	67,087	75,648
Dilutive effect of employee stock-based awards	1,640	1,919
Number of shares used to compute net income per common share - diluted	68,727	77,567

Net income per common share:
Basic	$0.81	$0.35
Diluted	$0.79	$0.34
Employee stock-based awards totaling 7,000 shares and 9,000 shares during the three-month periods ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method.
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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company used borrowings under the Credit Facility to settle the prior credit facility and fund a portion of the Company's stock repurchases in the current quarter. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.30% based on the Company’s total leverage ratio. The agreement also defines customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At March 31, 2014, there was $60 million outstanding under the revolving loan commitment.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, a fixed charge coverage ratio and a minimum unrestricted, unencumbered liquid assets requirement. At March 31, 2014 and December 31, 2013, the Company was in compliance with all of the financial covenants of its credit facilities.

15.    SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

The Company derives its revenue from two business segments: Affiliate Marketing and Media. These business segments are presented on a worldwide basis. Prior to the third quarter of 2013, the Company operated in a third segment, Owned & Operated Websites. However, in the third quarter of 2013, the Company's board of directors approved a plan to sell the Owned & Operated Websites business segment. As a result of this plan and subsequent sale of this business in the first quarter of 2014, the Owned & Operated Websites segment met the definition of a business held for sale at December 31, 2013, and also met the reporting requirements to be reported as discontinued operations. Accordingly, the results of operations for the Owned & Operated Websites segment have been excluded from continuing operations for all periods herein and reported as discontinued operations.

The following table provides revenue and segment income from operations for each of the Company’s two business segments. The Company accounts for inter-segment revenue as if the revenue was derived from third parties, that is, at current market prices. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses, as these items are excluded from the segment performance measures utilized by the Company's chief operating decision maker in evaluating the performance of the segments. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for the Company’s executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax and Sarbanes-Oxley compliance; certain legal fees not directly attributable to a business segment; insurance; acquisition related costs; and, other corporate expenses.

	Revenue		Segment Income from Operations
	Three-month Period Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Affiliate Marketing	$42,464	$38,311	$26,112	$22,925
Media	103,462	96,256	29,129	31,323
Inter-segment revenue	(13)	(84)	—	—
Total	$145,913	$134,483	$55,241	$54,248

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2014	2013
Segment income from operations	$55,241	$54,248
Corporate expenses	(9,847)	(6,872)
Stock-based compensation	(4,749)	(4,517)
Amortization of acquired developed technology included in consolidated cost of revenue	(2,309)	(1,985)
Amortization of acquired intangible assets included in consolidated operating expenses	(4,538)	(3,551)
Consolidated income from operations	$33,798	$37,323

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing and Media segments is as follows for each period (in thousands):

	Three-month Period Ended March 31,
	2014	2013
Affiliate Marketing	$364	$341
Media	2,378	2,395
Corporate	326	263
Total	$3,068	$2,999

The Company’s continuing operations are domiciled in the United States with operations internationally in Europe, South Africa and China through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three-month Period Ended March 31,
	2014	2013
United States	$133,583	$122,511
International	12,442	12,155
Inter-regional eliminations	(112)	(183)
Total	$145,913	$134,483

	Income from Operations
	Three-month Period Ended March 31,
	2014	2013
United States	$33,044	$35,643
International	754	1,680
Total	$33,798	$37,323

For the three-month periods ended March 31, 2014 and 2013, no customer comprised more than 10% of total revenue from continuing operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT
This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.
OVERVIEW
Conversant, Inc. and its subsidiaries (collectively "Conversant" or the "Company" or in the first person, "we", "us" and "our") offer a comprehensive range of digital marketing services across our Affiliate Marketing and Media segments. The Company's services help marketers achieve a variety of strategic objectives, including customer relationship management, new customer acquisition and branding. The Company changed its name from ValueClick, Inc. to Conversant, Inc. on February 3, 2014 to highlight the Company's capabilities in personalized digital marketing and its focus on helping marketers engage in conversations with their target audiences.
In periods prior to the third quarter of 2013, we derived our revenue from three business segments: Affiliate Marketing, Media and Owned & Operated Websites. In the third quarter of 2013, our board of directors approved a plan to sell the Owned & Operated Websites business segment. As a result of this plan and subsequent sale of this business in the first quarter of 2014, the Owned & Operated Websites segment met the definition of a business held for sale at December 31, 2013. The results of operations for the Owned & Operated Websites segment have been excluded from continuing operations for all periods herein and reported as discontinued operations. See Note 5 to our condensed consolidated financial statements included herein for additional information on this divestiture. With this divestiture, we now operate in two business segments: Affiliate Marketing and Media. All prior period segment information herein has been recast to conform to this presentation.
AFFILIATE MARKETING - Conversant's Affiliate Marketing segment, which operates under the "CJ Affiliate by Conversant'' brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. Advertisers upload their offers onto the Company's platform, making them available for placement by affiliates. Affiliates apply to join the advertiser's program, and upon acceptance, affiliates select and place the advertiser's offers on their websites or mobile websites, in email campaigns or in search listings. These links are served and tracked by the Company's platform. As a result, when a consumer clicks on one of the affiliate's links and makes an online purchase or completes an agreed-upon action on the advertiser's website or mobile website, the transaction is automatically tracked and recorded. The Company collects commissions due from advertisers and disburses these commission payments to thousands of individual affiliates each month. Our leading technology and service offerings enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.
Our Affiliate Marketing segment principally generates revenue from variable commissions paid to the Company by advertisers, which are based on a percentage of commissions advertisers pay to affiliates, or on a percentage of transaction revenue generated from the advertising programs managed by the Company's affiliate marketing platform. The commission payments advertisers pay to the Company are separate from the commission payments advertisers pay to affiliates. The Company does not receive any portion of affiliate publisher commissions, and the Company generally does not generate revenue directly from affiliates.

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
On February 6, 2014, we acquired SET Media, a digital video technology company. SET Media strengthens our technology offerings and adds unique video targeting and brand safety capabilities to our personalization platform. SET Media is included in our Media segment, and its results of operations are included in our consolidated financial statements beginning on the date of acquisition. See Note 4 to our condensed consolidated financial statements included herein for additional information on this acquisition.
SEGMENT OPERATING RESULTS
The following table provides revenue, cost of revenue, gross profit, operating expenses, and income from operations information for our two business segments. Segment income from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a business segment, and include: salaries and benefits for our executive, finance, legal, corporate governance, human resources, and facilities organizations; fees for professional service providers including audit, tax and Sarbanes-Oxley compliance; certain legal fees not directly attributable to a business segment; insurance; acquisition related costs; and, other corporate expenses. A reconciliation of segment income from operations to consolidated income from operations and a reconciliation of segment revenue to consolidated revenue are also provided in the following table.

	Three-month Period Ended March 31,
	2014	2013
	(in thousands)
Affiliate Marketing
Revenue	$42,464	$38,311
Cost of revenue	4,543	4,562
Gross profit	37,921	33,749
Operating expenses	11,809	10,824
Segment income from operations	$26,112	$22,925

Media
Revenue	$103,462	$96,256
Cost of revenue	40,363	35,839
Gross profit	63,099	60,417
Operating expenses	33,970	29,094
Segment income from operations	$29,129	$31,323

Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$55,241	$54,248
Corporate expenses	(9,847)	(6,872)
Stock-based compensation	(4,749)	(4,517)
Amortization of acquired developed technology included in consolidated cost of revenue	(2,309)	(1,985)
Amortization of intangible assets included in consolidated operating expenses	(4,538)	(3,551)
Consolidated income from operations	$33,798	$37,323

Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$42,464	$38,311
Media	103,462	96,256
Inter-segment eliminations	(13)	(84)
Consolidated revenue	$145,913	$134,483

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013

Revenue.   Consolidated revenue for the three-month period ended March 31, 2014 was $145.9 million compared to $134.5 million for the same period in 2013, representing an 8.5% increase.

 Affiliate Marketing segment revenue increased 10.8% to $42.5 million for the three-month period ended March 31, 2014 compared to $38.3 million in the same period in 2013. This revenue increase was attributable to net new client wins as compared to the year ago period, as well as an increase in transaction volumes associated with existing customers.

Media segment revenue increased 7.5% to $103.5 million for the three-month period ended March 31, 2014 compared to $96.3 million for the same period in 2013. Revenue growth was driven by our mobile, video and CRM offerings and was partially offset by weakness in our display and ad serving businesses.

Cost of Revenue and Gross Profit.   Cost of revenue includes payments to website publishers, certain labor costs that are directly related to revenue-producing activities, Internet access costs, amortization of developed technology acquired in business combinations, and depreciation on revenue-producing technologies.

Our consolidated cost of revenue was $47.2 million for the three-month period ended March 31, 2014 compared to $42.3 million for the same period in 2013, an increase of 11.6%. Our consolidated gross margin decreased to 67.6% from 68.5% for the three-month periods ended March 31, 2014 and 2013, respectively.

Cost of revenue for the Affiliate Marketing segment remained consistent at $4.5 million for the three-month periods ended March 31, 2014 and 2013. Our Affiliate Marketing gross margin increased to 89.3% for the three-month period ended March 31, 2014 compared to 88.1% for the same period in 2013. The improvement in Affiliate Marketing segment gross margin for the three-month period ended March 31, 2014 was due the operating leverage associated with the higher revenue described above, as the cost of revenue for the Affiliate Marketing consists primarily of fixed costs.

Cost of revenue for the Media segment increased $4.5 million, or 12.6%, to $40.4 million for the three-month period ended March 31, 2014 compared to $35.8 million for the same period in 2013. Our Media segment gross margin decreased to 61.0% for the three-month period ended March 31, 2014 compared to 62.8% for the same period in 2013. The decrease in our Media segment gross margin in the current year period was primarily due to revenue mix, with our relatively lower gross margin products (mobile and video) having the highest percentage revenue growth and our relatively highest gross margin product (ad serving) being down as compared to the year ago period.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials.

Total sales and marketing expenses for the three-month period ended March 31, 2014 were $26.5 million compared to $21.1 million for the same period in 2013, an increase of 25.9%. The increase was primarily due to marketing related costs associated with our corporate rebranding in the first quarter of 2014, higher costs as a result of increased headcount in our sales and marketing organizations and the inclusion of SET Media beginning February 6, 2014. Our sales and marketing expenses as a percentage of revenue were 18.2% for the three-month period ended March 31, 2014 compared to 15.7% for the same period in 2013. We currently expect our sales and marketing expenses in the remainder of 2014 to be significantly higher than the comparable periods in 2013.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $17.9 million for the three-month period ended March 31, 2014 compared to $16.6 million for the same period in 2013, an increase of $1.3 million. As a percentage of revenue, general and administrative expenses remained consistent at 12.2% for the three-month period ended March 31, 2014 compared to 12.3% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms, including compensation and employee benefits for our engineering departments, as well as costs for contracted services and supplies. Technology expenses for the three-month period ended March 31, 2014 increased to $16.0 million, or 10.9% of revenue, compared to $13.6 million, or 10.1% of revenue, for the same period in 2013, an increase of 17.2%. The increase was primarily due to higher costs as a result of increased headcount in our technology organization and the inclusion of SET Media beginning February 6, 2014.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended March 31, 2014 increased 13.9% to $26.1 million, from $22.9 million in the same period of the prior year, and represented 61.5% and 59.8% of Affiliate Marketing segment revenue for the three-month periods ended March 31, 2014 and 2013, respectively. The increase in this segment's operating income margin from the year ago period is primarily due to the operating leverage associated with the increased revenue as described above.

 Media segment income from operations for the three-month period ended March 31, 2014 decreased 7.0% to $29.1 million, from $31.3 million in the same period of the prior year, and represented 28.2% and 32.5% of Media segment revenue in these respective periods. Media segment operating income margin decreased from the prior year due to the lower gross margin as described above, higher operating expenses in the current year related to increased headcount and marketing spend, and the inclusion of SET Media beginning February 6, 2014.

Stock-Based Compensation.   Stock-based compensation for the three-month period ended March 31, 2014 remained relatively consistent at $4.7 million compared to $4.5 million for the same period in 2013. We currently anticipate stock-based compensation of approximately $5.3 million in the quarter ending June 30, 2014 and in the range of $21 million to $23 million for the full year ending December 31, 2014. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of developed technologies acquired in business combinations, included in Cost of revenue, for the three-month periods ended March 31, 2014 was $2.3 million compared to $2.0 million in the year ago quarter. The increase is due to the acquisition of SET Media. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, increased to $4.5 million for the three-month period ended March 31, 2014 compared to $3.6 million for the same period in 2013. The increase is due to the acquisition of SET Media as well as accelerated amortization of certain tradenames in connection with the company rebranding in the first quarter of 2014. We currently anticipate total amortization expense, including those recorded in Cost of revenue, of approximately $25.1 million for the year ending December 31, 2014.

Interest and Other Expense, Net. Interest and other expense, net remained relatively consistent at $0.3 million for the three-month period ended March 31, 2014 compared to $0.4 million for the same period in 2013.

 Income Tax Expense. For the three-month periods ended March 31, 2014 and 2013, we recorded income tax expense of $13.5 million. The increase in the effective income tax rate for the three-month period ended March 31, 2014 to 40.1% from 36.7% in the same period of the prior year was primarily due to benefits recognized in the year ago period related to the federal research credit for which no corresponding 2014 tax benefit is currently available, and to a lesser extent, greater benefits recognized in the year ago period related to stock-based compensation. We currently anticipate an effective income tax rate for the year ending December 31, 2014 of approximately 41%.

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

The following is a reconciliation of net income from continuing operations to Adjusted EBITDA for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three-month Period Ended March 31,
	2014	2013
Net income from continuing operations	$20,082	$23,379
Interest and other expense, net	264	406
Income tax expense	13,452	13,538
Amortization of acquired developed technology included in cost of revenue	2,309	1,985
Amortization of acquired intangible assets included in operating expenses	4,538	3,551
Depreciation and leasehold amortization	3,068	2,999
Stock-based compensation	4,749	4,517
Adjusted EBITDA	$48,462	$50,375

Adjusted EBITDA for the three-month period ended March 31, 2014 decreased to $48.5 million from $50.4 million for the same period in 2013, representing a decrease of $1.9 million, or 3.8%. The decrease is due to the decreased operating income in our Media segment as described above as well as higher corporate expenses, including a portion of the marketing costs associated with the Company's rebranding. For the three-month period ending June 30, 2014 we also expect our Adjusted EBITDA to be lower than the year ago period due primarily to higher operating expenses.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At March 31, 2014, our cash and cash equivalents balances totaled $90.4 million, of which $60.6 million was denominated in foreign currencies and held by our foreign subsidiaries. A majority of the cash held abroad could be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Net cash provided by operating activities decreased to $40.3 million for the three months ended March 31, 2014 compared to $49.5 million in the same period of 2013. The decrease in cash provided by operations was due to the lower Adjusted EBITDA in the current year period as described above, the inclusion of the Owned & Operated Websites segment cash flows in the year ago period, and lower contribution from working capital changes in the current year period.

Net cash provided by investing activities of $46.8 million for the three-month period ended March 31, 2014 was primarily due to net proceeds of $72.8 million received from the sale of the Owned & Operated Websites segment, offset partially by the use of $24.3 million for the acquisition of SET Media and $1.7 million for equipment purchases. Net cash used in investing activities of $0.4 million in the three-month period ended March 31, 2013 was due to the use of $1.4 million for equipment purchases, offset partially by payments received on a note receivable of $1.0 million.

Net cash used in financing activities of $93.0 million for the three months ended March 31, 2014 was primarily due to net repayments under our credit facility of $80.0 million and stock repurchases of $18.7 million, offset by $3.4 million in proceeds received from shares issued under our employee stock programs and $2.2 million in excess tax benefits from exercises of stock-based awards. Net cash used in financing activities of $54.3 million for the three months ended March 31, 2013 was primarily due to repayments under our credit facility of $62.5 million, offset partially by proceeds received from shares issued under our employee stock programs of $5.8 million and $2.4 million in excess tax benefits from exercises of stock-based awards.
Credit Facility
On August 19, 2013, we entered into a Second Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous credit facility. The Credit Facility consists of a revolving loan commitment of $400.0 million, with an option to increase the total revolving loan commitment to $500.0 million subject to certain conditions. The Credit Facility expires on August 19, 2018. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14 to our Condensed Consolidated Financial Statements included herein. The Credit Facility provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At March 31, 2014, there was $60.0 million outstanding under the Credit Facility.
Stock Repurchase Program
In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2013, the Company’s board of directors authorized a total of $1.0 billion for repurchases under the Program and the Company had repurchased a total of 80.9 million shares of its common stock for approximately $926.8 million. During the three-month period ended March 31, 2014, the Company repurchased 0.8 million shares for $18.7 million. As of March 31, 2014, up to an additional $81.3 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program. Subsequent to March 31, 2014, the Company repurchased 0.8 million shares for $19.8 million, leaving approximately $61.5 million available under the Program as of May 9, 2014.

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
Commitments and Contingencies
There were no significant changes to our commitments and contingencies during the three-month period ended March 31, 2014.

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

There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recently Issued Accounting Standards

Refer to Note 2 to our condensed consolidated financial statements for a discussion of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
We are exposed to fluctuations in interest rates, which impact the amount of interest we must pay on our outstanding debt, and the amount of interest income we earn on our cash equivalents. Our exposure to interest rate risk primarily results from changes in the one-month London Interbank Offered Rate ("LIBOR"), which is the benchmark interest rate for most borrowings under our credit facility. If the one-month LIBOR rate were to double and our outstanding balance remained at $60 million, our interest expense would increase by approximately $0.1 million over the next year.
FOREIGN CURRENCY RISK
We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds and Euros. The effect of foreign currency exchange rate fluctuations for the three-month periods ended March 31, 2014 and 2013 was not material to the consolidated results of operations. In the future, if there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $5.0 million, an estimated reduction of income before income taxes of approximately $0.6 million and an estimated reduction of consolidated net assets of approximately $7.0 million.
While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of March 31, 2014, we had $78.6 million in total current assets, including $60.6 million in cash and cash equivalents, and $10.4 million in total current liabilities denominated in foreign currencies, predominantly British Pounds and Euros.
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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OUR PROFITABILITY MAY NOT REMAIN AT CURRENT LEVELS.

We face risks that could prevent us from achieving our current profitability levels in future periods. These risks include, but are not limited to, our ability to:

•	match our revenue growth with our growth in operating expenses;

•	adapt our products, services and cost structure to changing macroeconomic conditions;

•
maintain and increase our inventory of advertising space on publisher websites, ad exchanges and other sources and acquire such advertising space at prices that allow us to maintain our gross margin profile;

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

In the first quarter of 2014, we rebranded the previous name of the Company, ValueClick, Inc. into Conversant, Inc. We also rebranded the Company's products (including Dotomi, Greystripe, Mediaplex, and ValueClick Media) as Conversant. This corporate and product rebranding may not have the desired impact of increasing market awareness of the Company's product offerings and may result in confusion amongst current and prospective customers and vendors. In addition to the general business risk associated with the rebranding, we incurred significant marketing, legal and IT expenses primarily in the first quarter of 2014. We also expect to maintain a higher level of marketing expenses in the coming quarters as we support the new brand in the marketplace.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of March 31, 2014, we have $402.3 million and $51.8 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2014. If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes the Company’s repurchases of common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—	$—	—	$100.0	million

February 1, 2014 through February 28, 2014	—	$—	—	$100.0	million

March 1, 2014 through March 31, 2014	758,401	$24.60	758,401	$81.3	million

Total	758,401	$24.60	758,401	$81.3	million
____________________

(1)
In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2013, the Company’s board of directors authorized a total of $1.0 billion for repurchases under the Program and the Company had repurchased a total of 80.9 million shares of its common stock for approximately $926.8 million. During the three-month period ended March 31, 2014, the Company repurchased 0.8 million shares for $18.7 million. As of March 31, 2014, up to an additional $81.3 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program. Subsequent to March 31, 2014, the Company repurchased 0.8 million shares for $19.8 million, leaving approximately $61.5 million available under the Program as of May 9, 2014.

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

CONVERSANT, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	May 9, 2014