Form 10-Q
period 2014-06-30
CONVERSANT, INC.
filed 2014-08-08
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2014 was 64,077,659.

CONVERSANT, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONVERSANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,574	$81,319
Accounts receivable, net	126,407	148,738
Prepaid expenses and other current assets	12,888	9,897
Income taxes receivable	27,658	7,057
Deferred tax assets, current portion	5,806	1,556
Current assets held for sale	—	32,802
Total current assets	256,333	281,369
Assets held for sale, less current portion	—	55,642
Property and equipment, net	28,948	28,006
Goodwill	402,254	388,922
Intangible assets acquired in business combinations, net	45,670	48,501
Deferred tax assets, less current portion	346	12,422
Other assets	2,639	2,913
TOTAL ASSETS	$736,190	$817,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$119,085	$126,472
Other current liabilities	2,580	4,057
Liabilities related to assets held for sale	—	7,646
Total current liabilities	121,665	138,175
Income taxes payable, less current portion	24,132	24,050
Deferred tax liabilities, less current portion	6,793	855
Borrowings under credit agreement	65,000	140,000
Other non-current liabilities	9,010	8,740
Liabilities related to assets held for sale, less current portion	—	1,058
TOTAL LIABILITIES	226,600	312,878

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 64,501,034 and 66,828,670 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	65	67
Additional paid-in capital	454,643	461,822
Accumulated other comprehensive loss	(4,914)	(2,722)
Retained earnings	59,796	45,730
Total stockholders’ equity	509,590	504,897
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$736,190	$817,775

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$137,380	$128,094	$283,293	$262,577
Cost of revenue	47,335	41,883	94,555	84,213
Gross profit	90,045	86,211	188,738	178,364

Operating expenses:
Sales and marketing	25,942	21,380	52,457	42,443
General and administrative	15,618	13,895	33,488	30,488
Technology	17,165	13,959	33,137	27,582
Amortization of intangible assets acquired in business combinations	3,606	3,549	8,144	7,100
Total operating expenses	62,331	52,783	127,226	107,613
Income from operations	27,714	33,428	61,512	70,751
Interest and other income (expense), net	528	(23,464)	264	(23,870)
Income before income taxes	28,242	9,964	61,776	46,881
Income tax expense	11,245	3,927	24,697	17,465
Net income from continuing operations	16,997	6,037	37,079	29,416
Discontinued operations (Note 5):
Net income from discontinued operations	—	3,552	155	6,456
Gain on sale, net of tax	669	2,286	34,895	2,286
Net income	17,666	11,875	72,129	38,158

Other comprehensive income (loss):
Foreign currency translation	(289)	(213)	(2,192)	(3,080)
Total comprehensive income	$17,377	$11,662	$69,937	$35,078

Basic net income per common share from:
Continuing operations	$0.26	$0.08	$0.56	$0.39
Discontinued operations	$0.01	$0.08	$0.53	$0.12
Net income	$0.27	$0.16	$1.09	$0.50

Diluted net income per common share from:
Continuing operations	$0.25	$0.08	$0.55	$0.38
Discontinued operations	$0.01	$0.08	$0.52	$0.11
Net income	$0.26	$0.15	$1.06	$0.49

Weighted-average shares used to calculate net income per common share:
Basic	65,820	75,531	66,450	75,590
Diluted	67,202	77,413	67,960	77,490

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2013	—	—	66,828,670	$67	$461,822	$(2,722)	$45,730	$504,897
Non-cash, stock-based compensation	—	—	—	—	9,577	—	—	9,577
Shares issued in connection with employee stock programs	—	—	986,815	1	3,835	—	—	3,836
Tax benefit from employee stock transactions	—	—	—	—	2,412	—	—	2,412
Repurchase and retirement of common stock	—	—	(3,314,451)	(3)	(23,003)	—	(58,063)	(81,069)
Net income	—	—	—	—	—	—	72,129	72,129
Foreign currency translation	—	—	—	—	—	(2,192)	—	(2,192)
Balance at June 30, 2014	—	—	64,501,034	$65	$454,643	$(4,914)	$59,796	$509,590

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$72,129	$38,158
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on note receivable	—	22,556
Depreciation and amortization	19,212	19,434
Non-cash, stock-based compensation	9,577	9,936
Provision for doubtful accounts and sales credits	1,196	2,174
Gain on sale of business, net of tax	(34,895)	(2,286)
Amortization of discount on note receivable	—	(570)
Deferred income taxes	(3,075)	2,745
Tax benefit from stock-based awards	2,412	2,831
Excess tax benefit from stock-based awards	(2,478)	(2,986)
Changes in operating assets and liabilities, net of effects of business acquisition	31,245	(12,523)
Net cash provided by operating activities	95,323	79,469

Cash flows from investing activities:
Purchases of property and equipment	(6,666)	(6,019)
Principal payments received on note receivable	—	1,960
Proceeds from the sale of business, net of cash divested	72,813	—
Payments for acquisition, net of cash acquired	(24,286)	—
Net cash provided by (used in) investing activities	41,861	(4,059)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement	115,000	25,000
Repayments under credit agreement	(190,000)	(65,000)
Repurchases and retirement of common stock	(81,069)	(52,079)
Proceeds from shares issued under employee stock programs	3,836	6,349
Excess tax benefit from stock-based awards	2,478	2,986
Net cash used in financing activities	(149,755)	(82,744)

Effect of exchange rate changes on cash and cash equivalents	(107)	(2,236)
Effect on cash and cash equivalents from discontinued operations	14,933	—
Net increase (decrease) in cash and cash equivalents	2,255	(9,570)
Cash and cash equivalents, beginning of period	81,319	136,638
Cash and cash equivalents, end of period	$83,574	$127,068

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    THE COMPANY AND BASIS OF PRESENTATION
Company Overview
Conversant, Inc. and its subsidiaries (''Conversant'' or the "Company'') offer a comprehensive range of digital marketing services across its Affiliate Marketing and Media segments. The Company's services help marketers achieve a variety of strategic objectives, including customer relationship management, new customer acquisition and branding. The Company changed its name from ValueClick, Inc. to Conversant, Inc. on February 3, 2014.
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
AFFILIATE MARKETING - Conversant's Affiliate Marketing segment, which operates under the "CJ Affiliate by Conversant'' brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. Advertisers upload their offers onto the Company's platform, making them available for placement by affiliates. Affiliates apply to join the advertiser's program, and upon acceptance, affiliates select and place the advertiser's offers on their websites or mobile websites, in email campaigns or in search listings. These links are served and tracked by the Company's platform. As a result, when a consumer clicks on one of the affiliate's links and makes an online purchase or completes an agreed-upon action on the advertiser's website or mobile website, the transaction is automatically tracked and recorded. The Company collects commissions due from advertisers and disburses these commission payments to thousands of individual affiliates each month. The Company's technology and service offerings enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.
The Company's Affiliate Marketing segment principally generates revenue from variable commissions paid to the Company by advertisers, which are based on a percentage of commissions advertisers pay to affiliates, or on a percentage of transaction revenue generated from the advertising programs managed by the Company's affiliate marketing platform. The commission payments advertisers pay to the Company are separate from the commission payments advertisers pay to affiliates. The Company does not receive any portion of affiliate publisher commissions, and the Company does not generally generate revenue directly from affiliates.
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
2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles used to recognize revenue for all entities. Revenue recognition under this standard will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

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

3.    STOCK-BASED COMPENSATION
 In the three-month periods ended June 30, 2014 and 2013, the Company recognized stock-based compensation of $4.8 million. In the six-month periods ended June 30, 2014 and 2013, the Company recognized stock-based compensation of $9.6 million and $9.4 million, respectively.
The following table summarizes, by statement of comprehensive income line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales and marketing	$1,371	$1,389	$2,532	$2,547
General and administrative	1,987	2,304	4,390	4,558
Technology	1,470	1,140	2,655	2,245
Total stock-based compensation	4,828	4,833	9,577	9,350
Related income tax benefits	(1,804)	(1,920)	(3,746)	(4,008)
Stock-based compensation, net of tax benefits	$3,024	$2,913	$5,831	$5,342

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

The preliminary allocation of the purchase price (based upon preliminary valuation assumptions that may change upon completion of the Company's analysis) to the assets acquired and liabilities assumed, based on their estimated fair values, resulted in $13.4 million in goodwill, $10.1 million in amortizable intangible assets, including $8.1 million of developed technology with a useful life of four years, $5.0 million in deferred tax assets and $4.0 million in deferred tax liabilities. The Company does not expect any goodwill to be tax deductible. This acquisition is not considered material for purposes of further disclosure.

5.    DISCONTINUED OPERATIONS

On January 10, 2014, the Company completed the disposition of its Owned & Operated Websites segment. The proceeds from the sale consisted of gross cash consideration of $80.0 million, and $74.8 million net of cash divested. The company incurred $2.0 million in transaction costs in connection with the divestiture. The divestiture generated a pre-tax gain of $7.0 million in the first quarter of 2014, which includes a $1.4 million reclassification adjustment relating to the foreign currency translation amounts previously included in other comprehensive income, and a $34.2 million gain net of income taxes due to a tax benefit of $27.2 million realized upon the sale due primarily to tax deductible goodwill. In the second quarter of 2014, the Company recorded an additional $1.3 million pre-tax gain, and $0.7 million gain net of income taxes, as a result of working capital adjustments defined in the sale agreement.

The assets and liabilities of the Owned & Operated Websites segment were classified as held for sale as of December 31, 2013, and the historical results of operations of the Owned & Operated Websites segment are treated as discontinued operations herein. The Company determined that its Owned & Operated Websites segment met the definition of an asset held for sale in the third quarter of 2013.
The following amounts related to the Owned & Operated Websites segment for the three- and six-month periods ended June 30, 2013, were derived from historical financial information. All amounts have been segregated from continuing operations and reported in discontinued operations (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue	$31,662	$62,617

Income from discontinued operations before income taxes	4,941	9,211
Income tax expense	1,583	2,949
Net income from discontinued operations	$3,358	$6,262
The components of assets and liabilities held for sale at December 31, 2013 are as follows (in thousands):

December 31, 2013
Current assets held for sale:
Cash and cash equivalents	$14,933
Receivables, net	15,113
Other current assets	2,756
$32,802
Assets held for sale, less current portion:
Property and equipment, net	$1,554
Goodwill	45,878
Intangible assets acquired in business combinations	7,798
Other assets	412
$55,642
Current liabilities related to assets held for sale:
Accounts payable and accrued expenses	$7,242
Other current liabilities	404
$7,646
Liabilities related to assets held for sale, less current portion:
Deferred tax liabilities	$1,058
Other non-current liabilities	—
$1,058
6.    GOODWILL AND INTANGIBLE ASSETS

As a result of the Company's sale of its Owned & Operated Websites businesses as described in Note 1, the Company's reporting units now consist of the Affiliate Marketing, Enterprise (formerly named Dotomi) and Media operating segments as of June 30, 2014. The changes in the carrying amount of goodwill, by reporting unit, for the six-month period ended June 30, 2014, were as follows (in thousands):

	Affiliate Marketing	Enterprise	Media	Total
Balance at December 31, 2013	$30,657	206,861	$151,404	$388,922
Foreign currency translation adjustments	(60)	—	(27)	(87)
Acquisition	—	—	13,419	13,419
Balance at June 30, 2014	$30,597	$206,861	$164,796	$402,254

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of June 30, 2014, and December 31, 2013, were as follows (in thousands):

	Affiliate Marketing	Enterprise	Media	Total
June 30, 2014
Goodwill	$30,597	$206,861	$276,796	$514,254
Accumulated impairment losses	—	—	(112,000)	(112,000)
Goodwill, net	$30,597	$206,861	$164,796	$402,254

December 31, 2013
Goodwill	$30,657	$206,861	$263,404	$500,922
Accumulated impairment losses	—	—	(112,000)	(112,000)
Goodwill, net	$30,657	$206,861	$151,404	$388,922
The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of June 30, 2014, and December 31, 2013, were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
June 30, 2014
Customer, affiliate and advertiser relationships	$96,970	$(67,730)	$29,240
Trademarks, trade names and domain names	8,213	(7,933)	280
Developed technologies	39,870	(24,385)	15,485
Non-competition agreements	840	$(175)	665
Total intangible assets	$145,893	$(100,223)	$45,670

December 31, 2013
Customer, affiliate and advertiser relationships	$95,810	$(60,799)	$35,011
Trademarks, trade names and domain names	11,873	(10,555)	1,318
Developed technologies	31,770	(19,598)	12,172
Total intangible assets	$139,453	$(90,952)	$48,501
The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the three- and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of acquired developed technologies included in consolidated cost of revenue	$2,478	$1,986	$4,787	$3,971
Amortization of acquired intangible assets included in consolidated operating expenses	3,606	3,549	8,144	7,100
Total	$6,084	$5,535	$12,931	$11,071
Estimated intangible asset amortization expense for the remainder of 2014, the succeeding four years and thereafter is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
Six months ending December 31, 2014	$4,984	$7,212	$12,196
2015	6,283	14,425	20,708
2016	2,025	8,378	10,403
2017	2,025	44	2,069
2018	169	44	213
Thereafter	—	81	81
Total	$15,486	$30,184	$45,670

7.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $6.2 million at June 30, 2014, and $6.9 million at December 31, 2013. No customers accounted for more than 10% of the accounts receivable balance at June 30, 2014, or December 31, 2013.

8.    PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Computer equipment and purchased software	$62,401	$55,965
Furniture and equipment	8,011	7,837
Leasehold improvements	10,725	10,660
Property and equipment, gross	81,137	74,462
Less: accumulated depreciation and leasehold amortization	(52,189)	(46,456)
Total property and equipment, net	$28,948	$28,006
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
As of June 30, 2014, and December 31, 2013, the carrying amounts of net accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short-term nature. The carrying amount of cash equivalents, which consist of money market accounts, approximate fair value using level 1 inputs. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company's debt approximates its fair value and is a Level 2 measurement within the fair value hierarchy.
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

11.    INCOME TAXES

As of December 31, 2013, the Company recorded a liability of $18.7 million for unrecognized tax benefits. During the three-month period ended June 30, 2014, the Company’s liability for unrecognized tax benefits increased by $0.1 million as a result of income tax positions taken during the period. During the six-month period ended June 30, 2014, the Company’s liability for unrecognized tax benefits increased by $0.5 million as a result of income tax positions taken, decreased by $0.3 million as a result of tax settlements, and, in the first quarter of 2014, $0.3 million of unrecognized tax benefits were removed related to the completion of the sale of the Owned & Operated Websites segment, resulting in a total liability for unrecognized tax benefits at June 30, 2014, of $18.6 million. If these tax benefits are recognized in future periods, the liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following June 30, 2014, that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, the Company had recorded an accrual of $9.7 million for interest and penalties related to unrecognized tax benefits. During the three-month periods ended June 30, 2014 and 2013, the Company recognized $0.2 million and $0.3 million in gross interest and penalties, respectively. During the six-month periods ended June 30, 2014 and 2013, the Company recognized $0.5 million and $0.8 million in gross interest and penalties. For the six-month period ended June 30, 2014, gross interest and penalties expense accrued by the Company were partially offset by $0.1 million in interest paid relating to the settlement of tax positions and $0.2 million of accrued interest that was removed related to the completion of the sale of the Owned & Operated Websites segment, resulting in an accrual for interest and penalties related to unrecognized tax benefits of $9.9 million at June 30, 2014. The accrual for interest and penalties related to unrecognized tax benefits is included in non-current income taxes payable balance on the accompanying condensed consolidated balance sheet.

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

12.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2013, the Company’s board of directors authorized a total of $1.0 billion for repurchases under the Program and the Company had repurchased a total of 80.9 million shares of its common stock for approximately $926.8 million. During the three- and six-month periods ended June 30, 2014, the Company repurchased 2.6 million shares for $62.3 million and 3.3 million shares for $81.0 million, respectively. As of June 30, 2014, up to an additional $19.0 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program. This amount was utilized by the Company in July 2014. On July 31, 2014, the Company's board of directors increased the total amount authorized under the Program by $150.0 million.

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

13.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$17,666	$11,875	$72,129	$38,158

Weighted-average common shares outstanding - basic	65,820	75,531	66,450	75,590
Dilutive effect of employee stock-based awards	1,382	1,882	1,510	1,900
Number of shares used to compute net income per common share - diluted	67,202	77,413	67,960	77,490

Net income per common share:
Basic	$0.27	$0.16	$1.09	$0.50
Diluted	$0.26	$0.15	$1.06	$0.49
Employee stock-based awards totaling 55,000 shares during the three-month period ended June 30, 2013 were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method. For the six-month periods ended June 30, 2014 and 2013, the number of anti-dilutive shares excluded from the diluted net income per common share computation was 3,000 and 32,000, respectively.
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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.30% based on the Company’s total leverage ratio. The agreement also defines customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At June 30, 2014, there was $65 million outstanding under the revolving loan commitment.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, a fixed charge coverage ratio and a minimum unrestricted, unencumbered liquid assets requirement. At June 30, 2014, and December 31, 2013, the Company was in compliance with all of the covenants required by its Credit Facility.

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

	Revenue		Segment Income from Operations
	Three Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Affiliate Marketing	$40,632	$36,622	$24,755	$22,584
Media	96,748	91,490	22,079	27,972
Inter-segment revenue	—	(18)	—	—
Total	$137,380	$128,094	$46,834	$50,556

	Revenue		Segment Income from Operations
	Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Affiliate Marketing	$83,096	$74,933	$50,867	$45,509
Media	200,210	187,746	51,208	59,295
Inter-segment revenue	(13)	(102)	—	—
Total	$283,293	$262,577	$102,075	$104,804

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment income from operations	$46,834	$50,556	$102,075	$104,804
Corporate expenses	(8,208)	(6,760)	(18,055)	(13,632)
Stock-based compensation	(4,828)	(4,833)	(9,577)	(9,350)
Amortization of acquired developed technology included in consolidated cost of revenue	(2,478)	(1,986)	(4,787)	(3,971)
Amortization of acquired intangible assets included in consolidated operating expenses	(3,606)	(3,549)	(8,144)	(7,100)
Consolidated income from operations	$27,714	$33,428	$61,512	$70,751

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing and Media segments is as follows for each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Affiliate Marketing	$328	$326	$692	$667
Media	2,540	2,386	4,918	4,781
Corporate	336	297	662	560
Total	$3,204	$3,009	$6,272	$6,008

The Company’s continuing operations are domiciled in the United States with operations internationally in Europe, South Africa and China through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$125,906	$117,187	$259,489	$239,698
International	11,561	11,060	24,003	23,215
Inter-regional eliminations	(87)	(153)	(199)	(336)
Total	$137,380	$128,094	$283,293	$262,577

	Income from Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$27,083	$32,314	$60,127	$67,957
International	631	1,114	1,385	2,794
Total	$27,714	$33,428	$61,512	$70,751

For the three- and six-month periods ended June 30, 2014 and 2013, no customer comprised more than 10% of total revenue from continuing operations.

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
OVERVIEW
Conversant, Inc. and its subsidiaries (collectively "Conversant" or the "Company" or in the first person, "we", "us" and "our") offer a comprehensive range of digital marketing services across our Affiliate Marketing and Media segments. Our services help marketers achieve a variety of strategic objectives, including customer relationship management, new customer acquisition and branding. We changed our name from ValueClick, Inc. to Conversant, Inc. on February 3, 2014 to highlight our capabilities in personalized digital marketing and its focus on helping marketers engage in conversations with their target audiences.
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
AFFILIATE MARKETING - Conversant's Affiliate Marketing segment, which operates under the "CJ Affiliate by Conversant'' brand name, provides the technology, network and customer service that, in combination, enable advertisers to create their own fully-commissioned online sales force comprised of third-party website publishers, also known as affiliates. Advertisers upload their offers onto our platform, making them available for placement by affiliates. Affiliates apply to join the advertiser's program, and upon acceptance, affiliates select and place the advertiser's offers on their websites or mobile websites, in email campaigns or in search listings. These links are served and tracked by our platform. As a result, when a consumer clicks on one of the affiliate's links and makes an online purchase or completes an agreed-upon action on the advertiser's website or mobile website, the transaction is automatically tracked and recorded. We collect commissions due from advertisers and disburse these commission payments to thousands of individual affiliates each month. Our leading technology and service offerings enable marketers to execute their own affiliate marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.
Our Affiliate Marketing segment principally generates revenue from variable commissions paid to us by advertisers, which are based on a percentage of commissions advertisers pay to affiliates, or on a percentage of transaction revenue generated from the advertising programs managed by our affiliate marketing platform. The commission payments advertisers pay to us are separate from the commission payments advertisers pay to affiliates. We do not receive any portion of affiliate publisher commissions, and we generally do not generate revenue directly from affiliates.

MEDIA - Conversant's Media segment provides a comprehensive suite of digital marketing services and tailored programs that help marketers create and increase awareness for their products and brands, attract visitors and generate leads and sales through the Internet and mobile applications. Our platform enables marketers to deliver personalized and individualized communications, and is designed for flexibility based on each brand’s specific needs. The level of personalization, data integration, creative development, cross-channel delivery, and measurement sophistication are tailored for each individual client.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Affiliate Marketing:
Revenue	$40,632	$36,622	$83,096	$74,933
Cost of revenue	4,593	4,526	9,136	9,088
Gross profit	36,039	32,096	73,960	65,845
Operating expenses	11,284	9,512	23,093	20,336
Segment income from operations	$24,755	$22,584	$50,867	$45,509
Media:
Revenue	$96,748	$91,490	$200,210	$187,746
Cost of revenue	40,263	35,377	80,626	71,216
Gross profit	56,485	56,113	119,584	116,530
Operating expenses	34,406	28,141	68,376	57,235
Segment income from operations	$22,079	$27,972	$51,208	$59,295
Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$46,834	$50,556	$102,075	$104,804
Corporate expenses	(8,208)	(6,760)	(18,055)	(13,632)
Stock-based compensation	(4,828)	(4,833)	(9,577)	(9,350)
Amortization of acquired developed technology included in consolidated cost of revenue	(2,478)	(1,986)	(4,787)	(3,971)
Amortization of intangible assets included in consolidated operating expenses	(3,606)	(3,549)	(8,144)	(7,100)
Consolidated income from operations	$27,714	$33,428	$61,512	$70,751
Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$40,632	$36,622	$83,096	$74,933
Media	96,748	91,490	200,210	187,746
Inter-segment eliminations	—	(18)	(13)	(102)
Consolidated revenue	$137,380	$128,094	$283,293	$262,577

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013

Revenue.   Consolidated revenue for the three-month period ended June 30, 2014 was $137.4 million compared to $128.1 million for the same period in 2013, representing a 7.2% increase.

 Affiliate Marketing segment revenue increased 10.9% to $40.6 million for the three-month period ended June 30, 2014, compared to $36.6 million in the same period in 2013. This revenue increase was attributable to net new client wins as compared to the year ago period, as well as an increase in transaction volumes associated with existing customers.

Media segment revenue increased 5.7% to $96.7 million for the three-month period ended June 30, 2014, compared to $91.5 million for the same period in 2013. Positive growth in our mobile, video and CRM products was partially offset by a decrease in revenue in our display and ad serving products.

Cost of Revenue and Gross Profit.   Cost of revenue includes the cost of sourcing advertising inventory to run our clients' campaigns, certain labor costs that are directly related to revenue-producing activities, Internet access costs, amortization of developed technology acquired in business combinations, and depreciation on revenue-producing technologies.

Our consolidated cost of revenue was $47.3 million for the three-month period ended June 30, 2014, compared to $41.9 million for the same period in 2013, an increase of 13.0%. Our consolidated gross margin decreased to 65.5% from 67.3% for the three-month periods ended June 30, 2014 and 2013, respectively.

Cost of revenue for the Affiliate Marketing segment remained consistent at $4.6 million and $4.5 million for the three-month periods ended June 30, 2014 and 2013, respectively. Our Affiliate Marketing gross margin increased to 88.7% for the three-month period ended June 30, 2014, compared to 87.6% for the same period in 2013. The improvement in Affiliate Marketing segment gross margin was due the operating leverage associated with the higher revenue described above, as the cost of revenue for the Affiliate Marketing consists primarily of fixed costs.

Cost of revenue for the Media segment increased $4.9 million, or 13.8%, to $40.3 million for the three-month period ended June 30, 2014, compared to $35.4 million for the same period in 2013. Our Media segment gross margin decreased to 58.4% for the three-month period ended June 30, 2014, compared to 61.3% for the same period in 2013. The decrease in our Media segment gross margin in the current year period was primarily due to revenue mix, with our relatively lower gross margin products (mobile and video) having the highest percentage revenue growth and our relatively highest gross margin product (ad serving) being down as compared to the year ago period.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials.

Total sales and marketing expenses for the three-month period ended June 30, 2014, were $25.9 million compared to $21.4 million for the same period in 2013, an increase of 21.3%. The increase was primarily due to increased marketing related costs, higher costs as a result of increased headcount in our sales and marketing organizations and the inclusion of SET Media beginning February 6, 2014. Our sales and marketing expenses as a percentage of revenue were 18.9% for the three-month period ended June 30, 2014, compared to 16.7% for the same period in 2013. We currently expect our sales and marketing expenses in the remainder of 2014 to be higher than the comparable periods in 2013.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $15.6 million for the three-month period ended June 30, 2014, compared to $13.9 million for the same period in 2013, an increase of $1.7 million. The increase was primarily due to lower than normal incentive compensation expense in the year ago period. As a percentage of revenue, general and administrative expenses remained relatively consistent at 11.4% for the three-month period ended June 30, 2014, compared to 10.8% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms, including compensation and employee benefits for our engineering departments, as well as costs for contracted technology services and supplies. Technology expenses for the three-month period ended June 30, 2014, increased to $17.2 million, or 12.5% of revenue, compared to $14.0 million, or 10.9% of revenue, for the same period in 2013, an increase of 23.0%. The increase was primarily due to higher costs as a result of increased headcount in our technology organization and the inclusion of SET Media beginning February 6, 2014.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended June 30, 2014, increased 9.6% to $24.8 million from $22.6 million in the same period of the prior year, and represented 60.9% and 61.7% of Affiliate Marketing segment revenue in these respective periods. The decrease in this segment's operating income margin from the year ago period is primarily due to higher operating expenses in the current year associated with higher headcount.

 Media segment income from operations for the three-month period ended June 30, 2014, decreased 21.1% to $22.1 million from $28.0 million in the same period of the prior year, and represented 22.8% and 30.6% of Media segment revenue in these respective periods. Media segment operating income margin decreased from the prior year due primarily to higher operating expenses in the current year related to increased headcount and marketing spend, and the inclusion of SET Media in 2014, which is currently operating at a loss and is expected to operate at a loss in the quarter ending September 30, 2014.

Stock-Based Compensation.   Stock-based compensation for the three-month periods ended June 30, 2014 and 2013, remained consistent at $4.8 million. We currently anticipate stock-based compensation of approximately $5.8 million in the quarter ending September 30, 2014, and in the range of $21 million to $22 million for the full year ending December 31, 2014. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of developed technologies acquired in business combinations, included in Cost of revenue, for the three-month period ended June 30, 2014, was $2.5 million compared to $2.0 million in the year ago quarter. The increase is due to the acquisition of SET Media. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, increased to $3.6 million for the three-month period ended June 30, 2014, compared to $3.5 million for the same period in 2013. The increase is due to the acquisition of SET Media, offset partially by intangible assets that became fully amortized during the last year. We currently anticipate total amortization expense, including those recorded in Cost of revenue, of approximately $25.1 million for the year ending December 31, 2014.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased to $0.5 million in income for the three-month period ended June 30, 2014, compared to $23.5 million in expense for the same period in 2013. In the year ago period we recorded a $22.6 million write-down of a note receivable.

 Income Tax Expense. For the three-month periods ended June 30, 2014 and 2013, we recorded income tax expense of $11.2 million and $3.9 million, respectively. The effective income tax rates for the three-month periods ended June 30, 2014 and 2013, were 39.8% and 39.4%, respectively. We currently anticipate an effective income tax rate for the year ending December 31, 2014, of approximately 40%.

RESULTS OF OPERATIONS—SIX-MONTH PERIOD ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013

Revenue. Consolidated revenue for the six-month period ended June 30, 2014, was $283.3 million compared to $262.6 million for the same period in 2013, an increase of $20.7 million, or 7.9%.

Affiliate Marketing segment revenue increased to $83.1 million for the six-month period ended June 30, 2014, compared to $74.9 million in the same period in 2013. This increase of $8.2 million, or 10.9%, was attributable to new client wins and an increase in transaction volumes associated with existing customers.

Media segment revenue increased to $200.2 million for the six-month period ended June 30, 2014, compared to $187.7 million for the same period in 2013, an increase of $12.5 million, or 6.6%. Positive growth in our mobile, video and CRM products was partially offset by a decrease in revenue in our display and ad serving products.

Cost of Revenue and Gross Profit. Our consolidated cost of revenue was $94.6 million for the six-month period ended June 30, 2014, compared to $84.2 million for the same period in 2013, representing a gross margin of 66.6% and 67.9%, respectively.

Cost of revenue for the Affiliate Marketing segment was consistent at $9.1 million for the six-month periods ended June 30, 2014 and 2013. Our Affiliate Marketing gross margin increased to 89.0% for the six-month period ending June 30, 2014, compared to 87.9% for the same period in 2013. The improvement in Affiliate Marketing segment gross margin was due the operating leverage associated with the higher revenue described above.

Cost of revenue for the Media segment increased $9.4 million, or 13.2%, to $80.6 million for the six-month period ended June 30, 2014, compared to $71.2 million for the same period in 2013. Our Media segment gross margin decreased to 59.7% for the six-month period ended June 30, 2014, compared to 62.1% for the same period in 2013. The decrease in our Media segment gross margin in the current year period was primarily due to revenue mix, with our relatively lower gross margin products (mobile and video) having the highest percentage revenue growth and our relatively highest gross margin product (ad serving) being down as compared to the year ago period.

Operating Expenses:

Sales and Marketing. Total sales and marketing expenses for the six-month period ended June 30, 2014, were $52.5 million compared to $42.4 million for the same period in 2013, an increase of $10.0 million, or 23.6%. The increase was primarily due to marketing related costs associated with our corporate rebranding in the first quarter of 2014, higher costs as a result of increased headcount in our sales and marketing organizations and the inclusion of SET Media beginning February 6, 2014. Our sales and marketing expenses as a percentage of revenue increased to 18.5% for the six-month period ended June 30, 2014, compared to 16.2% for the same period in 2013.

General and Administrative. General and administrative expenses increased to $33.5 million, or 11.8% of revenue, for the six-month period ended June 30, 2014, compared to $30.5 million, or 11.6% of revenue, for the same period in 2013, an increase of $3.0 million, or 9.8%. The increase was primarily due to overall growth in our business.

Technology. Technology expenses for the six-month period ended June 30, 2014, increased to $33.1 million, or 11.7% of revenue, compared to $27.6 million, or 10.5% of revenue, for the same period in 2013, an increase of $5.6 million, or 20.1%. The increase was primarily due to higher costs as a result of increased headcount in our technology organization and the inclusion of SET Media beginning February 6, 2014.

Segment Income from Operations. Affiliate Marketing segment income from operations for the six-month period ended June 30, 2014, increased 11.8%, or $5.4 million, to $50.9 million, from $45.5 million in the same period of the prior year, and represented 61.2% and 60.7% of Affiliate Marketing segment revenue in these respective periods. This increase was due primarily to the higher revenue and gross margin described above.

Media segment income from operations for the six-month period ended June 30, 2014, decreased 13.6%, or $8.1 million, to $51.2 million from $59.3 million in the same period of the prior year, and represented 25.6% and 31.6% of Media segment revenue in these respective periods. Media segment operating income margin decreased from the prior year due to higher operating expenses in the current year related to increased headcount and marketing spend, and the inclusion of SET Media beginning February 6, 2014.

Stock-Based Compensation. Stock-based compensation for the six-month period ended June 30, 2014, remained relatively consistent at $9.6 million compared to $9.4 million for the same period in 2013.

Amortization of Intangible Assets. Amortization of developed technologies acquired in business combinations, included in Cost of revenue, was $4.8 million for the six-month period ended June 30, 2014, compared to $4.0 million in the year ago period. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, increased to $8.1 million for the six-month period ended June 30, 2014, compared to $7.1 million for the same period in 2013. The increase in amortization of intangible assets is due to the acquisition of SET Media and the accelerated amortization of certain tradenames in connection with our rebranding in the first quarter of 2014.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $0.3 million for the six-month period ended June 30, 2014, compared to an expense of $23.9 million for the same period in 2013. The increase was primarily due to the $22.6 million write-down of a note receivable in the second quarter of 2013 as described above.

Income Tax Expense. For the six-month period ended June 30, 2014, we recorded income tax expense of $24.7 million compared to $17.5 million for the same period in 2013. The increase in the effective income tax rate to 40.0% for the six-month period ended June 30, 2014, from 37.3% in the same period of the prior year was primarily due to the recognition of greater income tax benefits related to federal research credits and stock-based compensation in the prior year.

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

The following is a reconciliation of net income from continuing operations to Adjusted EBITDA for the three-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income from continuing operations	$16,997	$6,037	$37,079	$29,416
Interest and other (income) expense, net	(528)	23,464	(264)	23,870
Income tax expense	11,245	3,927	24,697	17,465
Amortization of acquired developed technology included in cost of revenue	2,478	1,986	4,787	3,971
Amortization of acquired intangible assets included in operating expenses	3,606	3,549	8,144	7,100
Depreciation and leasehold amortization	3,204	3,009	6,272	6,008
Stock-based compensation	4,828	4,833	9,577	9,350
Adjusted EBITDA	$41,830	$46,805	$90,292	$97,180

Adjusted EBITDA for the three-month period ended June 30, 2014, decreased to $41.8 million from $46.8 million for the same period in 2013, representing a decrease of $5.0 million, or 10.6%. Adjusted EBITDA for the six-month period ended June 30, 2014, decreased to $90.3 million from $97.2 million for the same period in 2013, representing a decrease of $6.9 million, or 7.1%. The decrease in both periods is due to the decreased operating income in our Media segment as described above as well as higher corporate expenses, including a portion of the marketing costs associated with the our rebranding. For the three-month period ending September 30, 2014, we also expect our Adjusted EBITDA to be lower than the year ago period due primarily to higher operating expenses.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At June 30, 2014, our cash and cash equivalents balances totaled $83.6 million, of which $64.4 million was denominated in foreign currencies and held by our foreign subsidiaries. A majority of the cash held abroad could be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Net cash provided by operating activities increased to $95.3 million for the six months ended June 30, 2014, compared to $79.5 million in the same period of 2013. The increase in cash provided by operations was due to lower tax payments in the current period as a result of tax losses associated with the divestiture of the Owned & Operated Websites segment in the first quarter of 2014.

Net cash provided by investing activities of $41.9 million for the six-month period ended June 30, 2014, was primarily due to net proceeds of $72.8 million received from the sale of the Owned & Operated Websites segment, offset partially by the use of $24.3 million for the acquisition of SET Media and $6.7 million for equipment purchases. Net cash used in investing activities of $4.1 million in the six-month period ended June 30, 2013, was due to the use of $6.0 million for equipment purchases, offset partially by payments received on a note receivable of $2.0 million.

Net cash used in financing activities of $149.8 million for the six months ended June 30, 2014, was primarily due to net repayments under our credit facility of $75.0 million and stock repurchases of $81.1 million, offset by $3.8 million in proceeds received from shares issued under our employee stock programs and $2.5 million in excess tax benefits from exercises of stock-based awards. Net cash used in financing activities of $82.7 million for the six months ended June 30, 2013, was primarily due to repayments under our credit facility of $40.0 million and stock repurchases of $52.1 million, offset partially by proceeds received from shares issued under our employee stock programs of $6.3 million and $3.0 million in excess tax benefits from exercises of stock-based awards.
Credit Facility
On August 19, 2013, we entered into a Second Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous credit facility. The Credit Facility consists of a revolving loan commitment of $400.0 million, with an option to increase the total revolving loan commitment to $500.0 million subject to certain conditions. The Credit Facility expires on August 19, 2018. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14 to our Condensed Consolidated Financial Statements included herein. The Credit Facility provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At June 30, 2014, there was $65.0 million outstanding under the Credit Facility.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2013, our board of directors authorized a total of $1.0 billion for repurchases under the Program and we had repurchased a total of 80.9 million shares of our common stock for approximately $926.8 million. During the three- and six-month periods ended June 30, 2014, we repurchased 2.6 million shares for $62.3 million and 3.3 million shares for $81.0 million, respectively. As of June 30, 2014, up to an additional $19.0 million of our capital was available to be used to repurchase shares of our outstanding common stock under the Program. This amount was utilized by us in July 2014. On July 31, 2014, our board of directors increased the total amount authorized under the Program by $150.0 million.

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
Commitments and Contingencies
There were no significant changes to our commitments and contingencies during the three- and six-month periods ended June 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
We are exposed to fluctuations in interest rates, which impact the amount of interest we must pay on our outstanding debt, and the amount of interest income we earn on our cash equivalents. Our exposure to interest rate risk primarily results from changes in the one-month London Interbank Offered Rate ("LIBOR"), which is the benchmark interest rate for most borrowings under our credit facility. If the one-month LIBOR rate were to double and our outstanding balance remained at $65 million, our interest expense would increase by approximately $0.1 million over the next year.
FOREIGN CURRENCY RISK
We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds and Euros. The effect of foreign currency exchange rate fluctuations for the three-month periods ended June 30, 2014 and 2013, was not material to the consolidated results of operations. In the future, if there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $4.8 million, an estimated reduction of income before income taxes of approximately $0.5 million and an estimated reduction of consolidated net assets of approximately $7.1 million.
While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of June 30, 2014, we had $81.7 million in total current assets, including $64.4 million in cash and cash equivalents, and $14.0 million in total current liabilities denominated in foreign currencies, predominantly British Pounds and Euros.
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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OUR PROFITABILITY MAY NOT REMAIN AT CURRENT LEVELS.

We face risks that could prevent us from maintaining or growing our current profitability levels in future periods. These risks include, but are not limited to, our ability to:

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

In the first quarter of 2014, we rebranded the previous name of the Company, ValueClick, Inc. into Conversant, Inc. We also rebranded our products (including Dotomi, Greystripe, Mediaplex, and ValueClick Media) as Conversant. This corporate and product rebranding may not have the desired impact of increasing market awareness of our product offerings and may result in confusion amongst current and prospective customers and vendors. In addition to the general business risk associated with the rebranding, we incurred significant marketing, legal and IT expenses primarily in the first quarter of 2014. We also expect to maintain a higher level of marketing expenses in the coming quarters as we support the new brand in the marketplace and roll out the rebranding in Europe in the third quarter of 2014.

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

IT MAY BE DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE BECAUSE OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations have fallen below the expectations of market analysts and our own forecasts in the past and may also do so in some future periods. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•	macroeconomic conditions in the United States and Europe;

•	our ability to integrate our product offerings, technology platforms and organization while minimizing disruption to ongoing business requirements;

•	fluctuations in demand for our advertising solutions or changes in customer contracts;

•	fluctuations in click, lead, action, impression, and conversion rates;

•	fluctuations in the amount of advertising space we have access to;

•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;

•	fluctuations in sales of different types of advertising; for example, the amount of advertising sold at higher rates rather than lower rates;

•	seasonal patterns in Internet advertisers' spending;

•	fluctuations in our stock price which may impact the amount of stock-based compensation we are required to record;

•	changes in our pricing and publisher compensation policies or changes in the pricing policies for digital advertising generally;

•	changes in the regulatory environment, including regulation of digital advertising, that may negatively impact our marketing practices;

•	possible impairments of the recorded amounts of goodwill, intangible assets, or other long-lived assets;

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

We operate, through wholly-owned subsidiaries or divisions, in various countries within Europe and Asia. Our international operations present challenges and risks to our company and require management attention. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer our products and services to one or more countries or expose us or our employees to fines and penalties. These laws and regulations include, but are not limited to, content requirements, tax laws, data privacy and filtering requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. Our international operations also subject us to additional foreign currency exchange rate risks. Our international operations and expansion subject us to other inherent risks, including, but not limited to:

•	the impact of recessions in economies outside of the United States;

•	changes in and differences between regulatory requirements between countries;

•	U.S. and foreign export restrictions, including export controls relating to encryption technologies;

•	reduced protection for and enforcement of intellectual property rights in some countries;

•	potentially adverse income tax or Value Added Tax consequences;

•	difficulties and costs of staffing and managing foreign operations;

•	political and economic instability; and

•	tariffs and other trade barriers.

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
Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress and the State of California currently have pending legislation regarding privacy and data security measures, as detailed in the above previous paragraph. Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users. In addition, there is a new European Union Data Protection Regulation that may take effect in the future that may further inhibit our ability to collect consumer information and target users based on this data. The European Union has not yet set an official implementation date for this regulation. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.
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

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY.

Our common stock has been publicly traded since March 30, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. Some of these fluctuations were caused by general market conditions and some resulted when our performance did not meet expectations. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology and Internet-based companies. Accordingly, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We have been involved in this type of litigation in the past. Litigation of this type is often expensive and diverts management's attention and resources.

SEVERAL STATES HAVE IMPLEMENTED OR PROPOSED REGULATIONS THAT IMPOSE SALES TAX ON CERTAIN E-COMMERCE TRANSACTIONS INVOLVING THE USE OF AFFILIATE MARKETING PROGRAMS.

In 2008, the state of New York implemented regulations that require advertisers to collect and remit sales taxes on sales made to residents of New York if the affiliate/publisher that facilitated that sale is a New York-based entity. Since 2011, many other states, including California, Georgia, and Pennsylvania, have also passed similar regulations or have proposed similar regulations. Since their inception, these tax regulations have not had a material impact on the revenue generated by our Affiliate Marketing segment. We are unable to determine the impact if additional states or the federal government adopt similar requirements.

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of June 30, 2014, we have $402.3 million and $45.7 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment in accordance with GAAP. Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2014. If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

As more fully described in Note 11 to our consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our condensed consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate, as well as in jurisdictions in which we do not operate but may have tax nexus given the complexities associated with various state tax regulations. We may be challenged by the taxing authorities in these various jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax, sales tax or Value Added Tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition. In addition, if income tax regulations in the United States were to change such that we were no longer able to defer taxation of our international income, our income tax expense and financial position would be adversely impacted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes our repurchases of common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	742,855	$25.07	742,855	$62.7	million

May 1, 2014 through May 31, 2014	988,719	$23.98	988,719	$39.0	million

June 1, 2014 through June 30, 2014	824,476	$24.33	824,476	$19.0	million

Total	2,556,050	$24.41	2,556,050	$19.0	million
____________________

(1)
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2013, our board of directors authorized a total of $1.0 billion for repurchases under the Program and we had repurchased a total of 80.9 million shares of our common stock for approximately $926.8 million. During the three- and six-month periods ended June 30, 2014, we repurchased 2.6 million shares for $62.3 million and 3.3 million shares for $81.0 million, respectively. As of June 30, 2014, up to an additional $19.0 million of our capital was available to be used to repurchase shares of our outstanding common stock under the Program. This amount was utilized by us in July 2014. On July 31, 2014, our board of directors increased the total amount authorized under the Program by $150.0 million.

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

CONVERSANT, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	August 8, 2014