Form 10-Q
period 2014-09-30
CONVERSANT, INC.
filed 2014-11-07
CIK 1080034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 64,444,183.

CONVERSANT, INC.
INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONVERSANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,051	$81,319
Accounts receivable, net	132,838	148,738
Prepaid expenses and other current assets	9,023	9,897
Income taxes receivable	26,228	7,057
Deferred tax assets, current portion	6,056	1,556
Current assets held for sale	—	32,802
Total current assets	240,196	281,369
Assets held for sale, less current portion	—	55,642
Property and equipment, net	27,421	28,006
Goodwill	402,254	388,922
Intangible assets acquired in business combinations, net	39,586	48,501
Deferred tax assets, less current portion	331	12,422
Other assets	2,027	2,913
TOTAL ASSETS	$711,815	$817,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$108,015	$126,472
Other current liabilities	6,691	4,057
Liabilities related to assets held for sale	—	7,646
Total current liabilities	114,706	138,175
Income taxes payable, less current portion	23,342	24,050
Deferred tax liabilities, less current portion	4,818	855
Borrowings under credit agreement	55,000	140,000
Other non-current liabilities	9,372	8,740
Liabilities related to assets held for sale, less current portion	—	1,058
TOTAL LIABILITIES	207,238	312,878

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 64,344,772 and 66,828,670 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	64	67
Additional paid-in capital	458,414	461,822
Accumulated other comprehensive loss	(10,125)	(2,722)
Retained earnings	56,224	45,730
Total stockholders’ equity	504,577	504,897
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$711,815	$817,775

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$138,313	$134,101	$421,606	$396,678
Cost of revenue	47,893	42,928	142,448	127,141
Gross profit	90,420	91,173	279,158	269,537

Operating expenses:
Sales and marketing	24,964	21,700	77,421	64,143
General and administrative	23,636	15,097	57,124	45,585
Technology	17,582	14,124	50,719	41,706
Amortization of intangible assets acquired in business combinations	3,606	3,550	11,750	10,650
Total operating expenses	69,788	54,471	197,014	162,084
Income from operations	20,632	36,702	82,144	107,453
Interest and other income (expense), net	1,135	(152)	1,399	(24,022)
Income before income taxes	21,767	36,550	83,543	83,431
Income tax expense	11,887	14,456	36,584	31,921
Net income from continuing operations	9,880	22,094	46,959	51,510
Discontinued operations (Note 5):
Net (loss) income from discontinued operations	—	(4,103)	155	2,353
Gain on sale, net of tax	—	—	34,895	2,286
Net income	9,880	17,991	82,009	56,149

Other comprehensive income (loss):
Foreign currency translation	(5,211)	4,796	(7,403)	1,716
Total comprehensive income	$4,669	$22,787	$74,606	$57,865

Basic net income per common share from:
Continuing operations	$0.15	$0.31	$0.71	$0.69
Discontinued operations	$—	$(0.06)	$0.54	$0.06
Net income	$0.15	$0.25	$1.25	$0.76

Diluted net income per common share from:
Continuing operations	$0.15	$0.30	$0.70	$0.68
Discontinued operations	$—	$(0.06)	$0.52	$0.06
Net income	$0.15	$0.25	$1.22	$0.74

Weighted-average shares used to calculate net income per common share:
Basic	64,198	71,649	65,691	74,261
Diluted	65,585	73,322	67,160	76,085

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2013	—	—	66,828,670	$67	$461,822	$(2,722)	$45,730	$504,897
Non-cash, stock-based compensation	—	—	—	—	15,076	—	—	15,076
Shares issued in connection with employee stock programs	—	—	1,608,141	1	6,576	—	—	6,577
Tax benefit from employee stock transactions	—	—	—	—	3,424	—	—	3,424
Repurchase and retirement of common stock	—	—	(4,092,039)	(4)	(28,484)	—	(71,515)	(100,003)
Net income	—	—	—	—	—	—	82,009	82,009
Foreign currency translation	—	—	—	—	—	(7,403)	—	(7,403)
Balance at September 30, 2014	—	—	64,344,772	$64	$458,414	$(10,125)	$56,224	$504,577

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$82,009	$56,149
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on note receivable	—	22,556
Depreciation and amortization	28,564	29,086
Non-cash, stock-based compensation	15,076	14,950
Provision for doubtful accounts and sales credits	2,093	2,718
Gain on sale of business, net of tax	(34,895)	(2,286)
Amortization of discount on note receivable	—	(570)
Deferred income taxes	(5,226)	10,398
Tax benefit from stock-based awards	3,424	4,056
Excess tax benefit from stock-based awards	(4,133)	(4,216)
Changes in operating assets and liabilities, net of effects of business acquisition	23,222	(18,382)
Net cash provided by operating activities	110,134	114,459

Cash flows from investing activities:
Purchases of property and equipment	(9,953)	(12,203)
Principal payments received on note receivable	—	7,460
Proceeds from the sale of business, net of cash divested	72,813	—
Payments for acquisition, net of cash acquired	(24,286)	—
Net cash provided by (used in) investing activities	38,574	(4,743)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement	205,000	155,799
Repayments under credit agreement	(290,000)	(105,000)
Repurchases and retirement of common stock	(100,003)	(223,824)
Proceeds from shares issued under employee stock programs	6,577	8,479
Excess tax benefit from stock-based awards	4,133	4,216
Net cash used in financing activities	(174,293)	(160,330)

Effect of exchange rate changes on cash and cash equivalents	(4,616)	1,031
Effect on cash and cash equivalents from discontinued operations	14,933	3,702
Net decrease in cash and cash equivalents	(15,268)	(45,881)
Cash and cash equivalents, beginning of period	81,319	100,403
Cash and cash equivalents, end of period	$66,051	$54,522

See accompanying Notes to Condensed Consolidated Financial Statements

CONVERSANT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    THE COMPANY AND BASIS OF PRESENTATION
Recent Developments
Merger Agreement
On September 11, 2014, Conversant, Inc. (“Conversant” or the “Company”), Alliance Data Systems Corporation (“Alliance Data”) and Amber Sub LLC (“Merger Sub”) entered into an Agreement and Plan of Merger pursuant to which Alliance Data, a leading global provider of data-driven marketing and loyalty solutions, will purchase Conversant. The proposed transaction is discussed in more detail in Note 16.
Shareholder Lawsuits
The Company is currently facing pending stockholder class action litigation relating to our potential acquisition by Alliance Data. There are currently three pending lawsuits in the Superior Court of the State of California in Los Angeles County and one pending consolidated action in the Court of Chancery of the State of Delaware. Each lawsuit alleges that members of the Conversant board of directors breached their fiduciary duties in connection with the proposed sale of Conversant to Alliance Data. These lawsuits are discussed in more detail in Note 10.
Company Overview
Conversant and its subsidiaries offer a comprehensive range of digital marketing services across its Affiliate Marketing and Media segments. The Company's services help marketers achieve a variety of strategic objectives, including customer relationship management, new customer acquisition and branding. The Company changed its name from ValueClick, Inc. to Conversant, Inc. on February 3, 2014.
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
2.    RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which clarifies the principles used to recognize revenue for all entities. Revenue recognition under this standard will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

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

3.    STOCK-BASED COMPENSATION
 In the three-month periods ended September 30, 2014 and 2013, the Company recognized stock-based compensation of $5.5 million and $4.7 million, respectively. In the nine-month periods ended September 30, 2014 and 2013, the Company recognized stock-based compensation of $15.1 million and $14.1 million, respectively.
The following table summarizes, by statement of comprehensive income line item, the impact of stock-based compensation and the related income tax benefits recognized in the three- and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales and marketing	$1,430	$1,254	$3,962	$3,801
General and administrative	2,646	2,335	7,036	6,893
Technology	1,423	1,126	4,078	3,371
Total stock-based compensation	5,499	4,715	15,076	14,065
Related income tax benefits	(2,355)	(1,941)	(6,101)	(5,949)
Stock-based compensation, net of tax benefits	$3,144	$2,774	$8,975	$8,116
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
The following amounts related to the Owned & Operated Websites segment for the three- and nine-month periods ended September 30, 2013, were derived from historical financial information. All amounts have been segregated from continuing operations and reported in discontinued operations (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$28,872	$91,489

Income from discontinued operations before income taxes	$3,805	$13,016
Income tax expense	7,908	10,857
Net income from discontinued operations	$(4,103)	$2,159
The components of assets and liabilities held for sale at December 31, 2013 are as follows (in thousands):

December 31, 2013
Current assets held for sale:
Cash and cash equivalents	$14,933
Receivables, net	15,113
Other current assets	2,756
$32,802
Assets held for sale, less current portion:
Property and equipment, net	$1,554
Goodwill	45,878
Intangible assets acquired in business combinations	7,798
Other assets	412
$55,642
Current liabilities related to assets held for sale:
Accounts payable and accrued expenses	$7,242
Other current liabilities	404
$7,646
Liabilities related to assets held for sale, less current portion:
Deferred tax liabilities	$1,058
Other non-current liabilities	—
$1,058

6.    GOODWILL AND INTANGIBLE ASSETS
As a result of the Company's sale of its Owned & Operated Websites businesses as described in Note 1, the Company's reporting units now consist of the Affiliate Marketing, Enterprise (formerly named Dotomi) and Media operating segments as of September 30, 2014. The changes in the carrying amount of goodwill, by reporting unit, for the nine-month period ended September 30, 2014, were as follows (in thousands):

	Affiliate Marketing	Enterprise	Media	Total
Balance at December 31, 2013	$30,657	206,861	$151,404	$388,922
Foreign currency translation adjustments	(60)	—	(27)	(87)
Acquisition	—	—	13,419	13,419
Balance at September 30, 2014	$30,597	$206,861	$164,796	$402,254

Goodwill, accumulated impairment losses and the net carrying amount of goodwill, by reporting unit, as of September 30, 2014, and December 31, 2013, were as follows (in thousands):

	Affiliate Marketing	Enterprise	Media	Total
September 30, 2014
Goodwill	$30,597	$206,861	$276,796	$514,254
Accumulated impairment losses	—	—	(112,000)	(112,000)
Goodwill, net	$30,597	$206,861	$164,796	$402,254

December 31, 2013
Goodwill	$30,657	$206,861	$263,404	$500,922
Accumulated impairment losses	—	—	(112,000)	(112,000)
Goodwill, net	$30,657	$206,861	$151,404	$388,922
The gross balance, accumulated amortization and net carrying amount of the Company’s intangible assets as of September 30, 2014, and December 31, 2013, were as follows (in thousands):

	Gross Balance	Accumulated Amortization	Net Carrying Amount
September 30, 2014
Customer, affiliate and advertiser relationships	$96,970	$(71,221)	$25,749
Trademarks, trade names and domain names	7,847	(7,578)	269
Developed technologies	39,870	(26,862)	13,008
Non-competition agreements	840	$(280)	560
Total intangible assets	$145,527	$(105,941)	$39,586

December 31, 2013
Customer, affiliate and advertiser relationships	$95,810	$(60,799)	$35,011
Trademarks, trade names and domain names	11,873	(10,555)	1,318
Developed technologies	31,770	(19,598)	12,172
Total intangible assets	$139,453	$(90,952)	$48,501
The following table summarizes, by consolidated statement of comprehensive income line item, the impact of amortization expense recognized for the three- and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of acquired developed technologies included in consolidated cost of revenue	$2,478	$1,986	$7,265	$5,957
Amortization of acquired intangible assets included in consolidated operating expenses	3,606	3,550	11,750	10,650
Total	$6,084	$5,536	$19,015	$16,607

Estimated intangible asset amortization expense for the remainder of 2014, the succeeding four years and thereafter is as follows (in thousands):

	Amortization included in:
	Cost of revenue	Operating expenses	Total
Three months ending December 31, 2014	$2,478	$3,606	$6,084
2015	6,311	14,425	20,736
2016	2,025	8,378	10,403
2017	2,025	44	2,069
2018	169	44	213
Thereafter	—	81	81
Total	$13,008	$26,578	$39,586
7.    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts and sales credits of $5.5 million at September 30, 2014, and $6.9 million at December 31, 2013. No customers accounted for more than 10% of the accounts receivable balance at September 30, 2014, or December 31, 2013.

8.    PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Computer equipment and purchased software	$63,611	$55,965
Furniture and equipment	8,102	7,837
Leasehold improvements	10,720	10,660
Property and equipment, gross	82,433	74,462
Less: accumulated depreciation and leasehold amortization	(55,012)	(46,456)
Total property and equipment, net	$27,421	$28,006
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
As of September 30, 2014, and December 31, 2013, the carrying amounts of net accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short-term nature. The carrying amount of cash equivalents, which consist of money market accounts, approximate fair value using level 1 inputs. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company's debt approximates its fair value and is a Level 2 measurement within the fair value hierarchy.

10.    COMMITMENTS AND CONTINGENCIES

The Company is currently facing pending stockholder class action litigation relating to our potential acquisition by Alliance Data, which was publicly announced on September 11, 2014. There are currently three pending lawsuits in the Superior Court of the State of California in Los Angeles County and one pending consolidated action in the Court of Chancery of the State of Delaware.

On September 12, 2014, a putative stockholder class action complaint, captioned Palkon v. Conversant, Inc., et al., No. 56-2014-00457860-CU-BT-VTA (Superior Court, Ventura County), was filed against Conversant, Conversant’s directors, Alliance Data and the Merger Subsidiary in the Superior Court of the State of California in Ventura County. On October 7, 2014, the plaintiff in the Palkon action filed a request for voluntary dismissal. The court issued an order granting the request and dismissing the action on October 21, 2014. Additionally, on September 16, 2014, a second putative stockholder class action complaint, captioned Leinoff v. Conversant, Inc., et al., No. BC-557818 (Superior Court, Los Angeles County), was filed against Conversant, Conversant’s directors, Alliance Data and the Merger Subsidiary in the Superior Court of the State of California in Los Angeles County. An amended complaint was filed in Leinoff on October 21, 2014. On September 19, 2014, a third putative stockholder class action complaint, captioned Blaze v. Conversant, Inc., et al., No. BC-558100 (Superior Court, Los Angeles County), was filed against Conversant, Conversant’s directors, Alliance Data and the Merger Subsidiary, also in the Superior Court of the State of California in Los Angeles County. The plaintiff in the Los Angeles County Blaze action filed a request for voluntary dismissal on October 17, 2014. The court issued an order granting the request and dismissing the action on October 29, 2014. On September 26, 2014, a fourth putative class action stockholder complaint, captioned Feliciano v. Buzby, et al., C.A. No. 10174-VCN (Chancery Court, Delaware) was filed against Conversant, Conversant’s directors, Alliance Data and the Merger Subsidiary in the Court of Chancery of the State of Delaware. An amended complaint was filed in Feliciano on October 9, 2014. On September 30, 2014, a fifth putative stockholder class action complaint, captioned Naclerio v. Conversant, Inc., et al., No. BC559187 (Superior Court, Los Angeles County) was filed against Conversant, Conversant’s directors, Alliance Data, and the Merger Subsidiary, in the Superior Court of the State of California in Los Angeles County. On October 3, 2014, a sixth putative stockholder class action complaint, captioned Hoffman v. Conversant, Inc., et al., No. BC559660 (Superior Court, Los Angeles County) was filed against Conversant, Conversant’s directors, Alliance Data, and the Merger Subsidiary, also in the Superior Court of the State of California in Los Angeles County. On October 17, 2014, a seventh putative stockholder class action complaint, captioned Blaze v. Conversant, Inc. et al., C.A. No. 10253-VCN (Chancery Court, Delaware), was filed against Conversant, Conversant’s directors, Alliance Data, and the Merger Subsidiary, also in the Court of Chancery of the State of Delaware. Also on October 17, 2014, an eighth putative stockholder class action complaint, captioned Joyce v. Conversant, Inc. et al., C.A. No. 10254-VCN (Chancery Court, Delaware), was filed against Conversant, Conversant’s directors, Alliance Data, and the Merger Subsidiary in the Court of Chancery of the State of Delaware. On October 22, 2014, the plaintiff in Joyce filed a motion to expedite proceedings. On October 30, 2014, an order was entered consolidating the Delaware actions into a consolidated action captioned In re Conversant, Inc. Stockholder Litigation, C.A. No. 10174-VCN (Chancery Court, Delaware), and appointing Plaintiffs’ co-lead counsel and liaison counsel for the consolidated action.

Each lawsuit alleges that members of the Conversant board of directors breached their fiduciary duties in connection with the proposed sale of Conversant to Alliance Data. Each complaint also alleges that Conversant, Alliance Data and the Merger Subsidiary aided and abetted the alleged breach of fiduciary duty. The Delaware consolidated action and the amended complaint in Leinoff also include claims regarding alleged misrepresentations and omissions made in Conversant’s preliminary proxy statement. The complaints seek, among other things, injunctive relief and other equitable relief, in addition to unspecified fees and costs. The Company believes these lawsuits are without merit and intends to defend itself against each of them vigorously.

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. In October 2014, the Company received a notice of a claim for indemnification from IAC Search, LLC /InterActiveCorp related to its January 2014 acquisition of the Company’s Owned & Operated Websites segment. The Company believes that this claim is without merit and intends to defend itself vigorously. The Company is not currently a party to any material legal proceedings, except as discussed above, nor is the Company aware of any pending or threatened litigation that is reasonably possible to have a material adverse effect on the Company's business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

11.    INCOME TAXES

As of December 31, 2013, the Company recorded a liability of $18.7 million for unrecognized tax benefits. During the three-month period ended September 30, 2014, the Company’s liability for unrecognized tax benefits increased by $2.0 million in respect of prior years’ tax positions and decreased by $1.0 million primarily as a result of the expiration of certain statutes of limitations. During the nine-month period ended September 30, 2014, the Company’s liability for unrecognized tax benefits increased by $2.0 million in respect of prior years’ tax positions, increased by $0.5 million as a result of income tax positions taken during the period, decreased by $1.0 million primarily as a result of the expiration of certain statutes of limitations, decreased by $0.3 million as a result of tax settlements, and, in the first quarter of 2014, $0.3 million of unrecognized tax benefits were removed related to the completion of the sale of the Owned & Operated Websites segment, resulting in a total liability for unrecognized tax benefits at September 30, 2014, of $19.6 million. If these tax benefits are recognized in future periods, the liability for unrecognized tax benefits would be recorded as a reduction to income tax expense. Facts and circumstances could arise in the twelve-month period following September 30, 2014, that could cause the Company to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitations. Because the ultimate resolution of uncertain tax positions depends on many factors and assumptions, the Company is not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, the Company had recorded an accrual of $9.7 million for interest and penalties related to unrecognized tax benefits. During the three-month periods ended September 30, 2014 and 2013, the Company recognized $2.0 million and $0.4 million in gross interest and penalties, respectively, partially offset by a reversal of prior accrued interest and penalties of $0.1 million in each of these periods as a result of the expiration of certain statutes of limitations. During the nine-month periods ended September 30, 2014 and 2013, the Company recognized $2.5 million and $1.1 million in gross interest and penalties, respectively, partially offset by a reversal of prior year accrued interest and penalties in each of these periods of $0.1 million as a result of the expiration of certain statutes of limitations. For the nine-month period ended September 30, 2014, gross interest and penalties expense accrued by the Company were also partially offset by $0.1 million in interest paid relating to the settlement of tax positions and $0.2 million of accrued interest that was removed related to the completion of the sale of the Owned & Operated Websites segment, resulting in an accrual for interest and penalties related to unrecognized tax benefits of $11.8 million at September 30, 2014. The accrual for interest and penalties related to unrecognized tax benefits is included in non-current income taxes payable balance on the accompanying condensed consolidated balance sheet.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2009 and 2011 through 2013 tax years for federal purposes, 2004 through 2013 tax years for various state jurisdictions, and 2004 through 2013 tax years for various foreign jurisdictions. The Company is currently under audit examination by the Internal Revenue Service for the 2007 tax year, and in various state and foreign jurisdictions for various tax years. The Company is currently disputing an assessment from the French tax authorities relating to corporate income taxes and value added taxes associated with certain prior years. In the three-month period ended September 30, 2014, the Company recorded a reserve of approximately $3.7 million related to this matter.

12.    STOCKHOLDERS’ EQUITY

In September 2001, the Company’s board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of the Company’s common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2013, the Company’s board of directors authorized a total of $1.0 billion for repurchases under the Program and the Company had repurchased a total of 80.9 million shares of its common stock for approximately $926.8 million. During the three-month period ended September 30, 2014, the Company's board of directors authorized $150.0 million for additional repurchases under the Program. During the three- and nine-month periods ended September 30, 2014, the Company repurchased 0.8 million shares for $18.9 million and 4.1 million shares for $99.9 million, respectively. As of September 30, 2014, up to an additional $150.1 million of the Company’s capital was available to be used to repurchase shares of the Company’s outstanding common stock under the Program.

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

13.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$9,880	$17,991	$82,009	$56,149

Weighted-average common shares outstanding - basic	64,198	71,649	65,691	74,261
Dilutive effect of employee stock-based awards	1,387	1,673	1,469	1,824
Number of shares used to compute net income per common share - diluted	65,585	73,322	67,160	76,085

Net income per common share:
Basic	$0.15	$0.25	$1.25	$0.76
Diluted	$0.15	$0.25	$1.22	$0.74
Employee stock-based awards totaling 125,000 shares during the three-month period ended September 30, 2013 were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive under the treasury stock method. For the nine-month periods ended September 30, 2014 and 2013, the number of anti-dilutive shares excluded from the diluted net income per common share computation was 2,000 and 64,000, respectively.
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

The Credit Facility is available to be used by the Company to, among other things, fund its working capital needs and for other general corporate purposes, including acquisitions and stock repurchases. The Company pays a commitment fee on the unused portion of the revolving loan commitment amount up to a maximum of 0.30% based on the Company’s total leverage ratio. The agreement also defines customary events of default such as failure to pay interest or principal when due, material inaccuracy of representations or warranties, bankruptcy events, change of control, a material adverse change in financial condition or operations, or a default of covenant. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. At September 30, 2014, there was $55 million outstanding under the revolving loan commitment.

The Company has provided various representations and agreed to certain financial covenants including a total leverage ratio, a fixed charge coverage ratio and a minimum unrestricted, unencumbered liquid assets requirement. At September 30, 2014, and December 31, 2013, the Company was in compliance with all of the covenants required by its Credit Facility.

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

	Revenue		Segment Income from Operations
	Three Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Affiliate Marketing	$39,190	$38,872	$23,009	$23,606
Media	99,123	95,254	25,613	30,242
Inter-segment revenue	—	(25)	—	—
Total	$138,313	$134,101	$48,622	$53,848

	Revenue		Segment Income from Operations
	Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Affiliate Marketing	$122,286	$113,805	$73,876	$69,115
Media	299,333	283,000	76,821	89,537
Inter-segment revenue	(13)	(127)	—	—
Total	$421,606	$396,678	$150,697	$158,652

A reconciliation of total segment income from operations to consolidated income from operations is as follows for each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment income from operations	$48,622	$53,848	$150,697	$158,652
Corporate expenses	(16,407)	(6,895)	(34,462)	(20,527)
Stock-based compensation	(5,499)	(4,715)	(15,076)	(14,065)
Amortization of acquired developed technology included in consolidated cost of revenue	(2,478)	(1,986)	(7,265)	(5,957)
Amortization of acquired intangible assets included in consolidated operating expenses	(3,606)	(3,550)	(11,750)	(10,650)
Consolidated income from operations	$20,632	$36,702	$82,144	$107,453

Depreciation and leasehold amortization expense included in the determination of segment income from operations as presented above for the Affiliate Marketing and Media segments is as follows for each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Affiliate Marketing	$318	$363	$1,010	$1,030
Media	2,575	2,572	7,493	7,353
Corporate	375	297	1,037	857
Total	$3,268	$3,232	$9,540	$9,240

The Company’s continuing operations are domiciled in the United States with operations internationally in Europe, South Africa and China through wholly-owned subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained.

The Company’s geographic information was as follows (in thousands):

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$127,930	$123,172	$387,419	$362,870
International	10,454	11,087	34,457	34,302
Inter-regional eliminations	(71)	(158)	(270)	(494)
Total	$138,313	$134,101	$421,606	$396,678

	Income from Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$20,851	$35,853	$80,978	$103,810
International	(219)	849	1,166	3,643
Total	$20,632	$36,702	$82,144	$107,453

For the three- and nine-month periods ended September 30, 2014 and 2013, no customer comprised more than 10% of total revenue from continuing operations.

16.    MERGER AGREEMENT WITH ALLIANCE DATA SYSTEMS
On September 11, 2014, Conversant entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alliance Data and Merger Sub. The Merger Agreement provides for the merger of Conversant with and into Merger Sub, with Merger Sub continuing as the surviving company and a direct wholly-owned subsidiary of Alliance Data (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, holders of Conversant common stock will receive, for each share of Conversant common stock entitled to the Merger consideration, consideration valued at $35.00 per share, or approximately $2.3 billion in the aggregate (based on the closing price of Alliance Data common stock on September 11, 2014). Each outstanding share of Conversant common stock will be exchanged in the Merger for consideration consisting of (i) 0.07037 shares of Alliance Data common stock and (ii) an amount in cash such that (based on the 15-day volume weighted average price of Alliance Data common stock as of the close of business on the second business day prior to closing (the “Closing VWAP”)), the total consideration per share equals $35.00 (together, the “Standard Merger Consideration”), with a final mix of consideration being determined following the determination of the Closing VWAP. However, the maximum amount of cash Alliance Data will pay per share of Conversant common stock will not exceed $18.62 and the minimum amount of cash Alliance Data will pay per share of Conversant common stock will not be less than $14.98 (the “Collar Range”).
In the event that the maximum or minimum cash amount is reached, the amount of cash per share (i.e. either $18.62 or $14.98) and the stock exchange ratio of 0.07037 would remain fixed at these levels and the value received by Conversant shareholders would float below or above $35.00 respectively outside of the Collar Range.

As an alternative to the Standard Merger Consideration, Conversant stockholders may instead elect to receive, for each share of Conversant common stock, all stock or all cash consideration, subject to pro ration amongst electing stockholders such that the aggregate amount of cash paid and the aggregate number of shares of Alliance Data common stock issued in the Merger is the same that would be paid and issued if each share of Conversant common stock had been converted into the Standard Merger Consideration. As long as Alliance Data common stock consists of 40% or more in the aggregate of the merger consideration as valued at one day prior to closing, the stock consideration is expected to be tax free to Conversant stockholders.
The respective Boards of Directors of Alliance Data and Conversant have unanimously approved the Merger Agreement, and the Board of Directors of Conversant has agreed to recommend that the Conversant stockholders adopt the Merger Agreement, subject to certain exceptions set forth in the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants made by each of Conversant, Alliance Data and Merger Sub. Conversant may not solicit competing acquisition proposals, or, subject to certain exceptions with respect to unsolicited proposals, engage in discussions concerning, or provide confidential information in connection with, any alternative business combinations. Conversant is required to keep Alliance Data promptly and reasonably informed of all unsolicited alternative business combination proposals. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, including in connection with the acceptance of an alternative transaction or a material breach of the no-shop covenants, Conversant may be required to pay Alliance Data a termination fee equal to $65 million.
Completion of the Merger is subject to customary conditions, including approval of the Merger by Conversant stockholders and listing of the shares of Alliance Data common stock to be issued in the Merger on the New York Stock Exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT
This report contains forward-looking statements, including statements about the anticipated acquisition of Conversant by Alliance Data, based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Form 10-Q and similar discussions in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.
IMPORTANT INFORMATION FOR INVESTORS AND STOCKHOLDERS

This communication shall not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended. This communication may be deemed to be solicitation material in respect of the proposed merger between Conversant and a subsidiary of Alliance Data.

In connection with the proposed merger, Alliance Data filed with the SEC a registration statement on Form S-4 (File No. 333-199128) containing a proxy statement/prospectus. The registration statement has been declared effective by the SEC and the definitive proxy statement/prospectus is being delivered to stockholders of Conversant. SECURITY HOLDERS OF CONVERSANT ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND OTHER DOCUMENTS RELATING TO THE MERGER THAT WILL BE FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER. Investors and security holders can obtain copies of the registration statement and proxy statement/prospectus and other documents filed with the SEC by Alliance Data and Conversant, without charge, through the website maintained by the SEC at http://www.sec.gov. Copies of documents filed with the SEC by Alliance Data will be made available free of charge on Alliance Data's website at www.alliancedata.com. Copies of documents filed with the SEC by Conversant will be made available free of charge on Conversant's website at www.conversantmedia.com.

PARTICIPANTS IN THE SOLICITATION

Alliance Data and Conversant and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the holders of Conversant common stock in respect of the proposed transaction. Information about Alliance Data's directors and executive officers is set forth in the proxy statement for Alliance Data's 2014 Annual Meeting of Stockholders, which was filed with the SEC on April 21, 2014. Information about Conversant's directors and executive officers is set forth in the proxy statement for Conversant's 2014 Annual Meeting of Stockholders, which was filed with the SEC on March 28, 2014. Additional information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, through securities holdings or otherwise, is contained in the proxy statement/prospectus and other relevant materials filed with the SEC regarding the proposed merger. Investors should read the joint proxy statement/prospectus carefully before making any voting or investment decisions.  You may obtain free copies of these documents from Alliance Data or Conversant using the sources indicated above.

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
On September 11, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alliance Data Systems Corporation (“Alliance Data”) and Amber Sub LLC (“Merger Sub”), a direct wholly owned subsidiary of Alliance. The Merger Agreement provides for us to merge with and into Merger Sub, with Merger Sub continuing as the surviving company and a direct wholly-owned subsidiary of Alliance Data (the “Merger”). Subject to the terms and conditions of the Merger Agreement, holders of Conversant common stock will receive consideration valued at $35.00 per share in the Merger. See Note 16 in the accompanying condensed consolidated financial statements for additional information related to this acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Affiliate Marketing:
Revenue	$39,190	$38,872	$122,286	$113,805
Cost of revenue	4,691	4,491	13,827	13,579
Gross profit	34,499	34,381	108,459	100,226
Operating expenses	11,490	10,775	34,583	31,111
Segment income from operations	$23,009	$23,606	$73,876	$69,115
Media:
Revenue	$99,123	$95,254	$299,333	$283,000
Cost of revenue	40,724	36,458	121,350	107,674
Gross profit	58,399	58,796	177,983	175,326
Operating expenses	32,786	28,554	101,162	85,789
Segment income from operations	$25,613	$30,242	$76,821	$89,537
Reconciliation of segment income from operations to consolidated income from operations:
Total segment income from operations	$48,622	$53,848	$150,697	$158,652
Corporate expenses	(16,407)	(6,895)	(34,462)	(20,527)
Stock-based compensation	(5,499)	(4,715)	(15,076)	(14,065)
Amortization of acquired developed technology included in consolidated cost of revenue	(2,478)	(1,986)	(7,265)	(5,957)
Amortization of intangible assets included in consolidated operating expenses	(3,606)	(3,550)	(11,750)	(10,650)
Consolidated income from operations	$20,632	$36,702	$82,144	$107,453
Reconciliation of segment revenue to consolidated revenue:
Affiliate Marketing	$39,190	$38,872	$122,286	$113,805
Media	99,123	95,254	299,333	283,000
Inter-segment eliminations	—	(25)	(13)	(127)
Consolidated revenue	$138,313	$134,101	$421,606	$396,678

RESULTS OF OPERATIONS—THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

Revenue.   Consolidated revenue for the three-month period ended September 30, 2014 was $138.3 million compared to $134.1 million for the same period in 2013, representing a 3.1% increase.

 Affiliate Marketing segment revenue was relatively consistent at $39.2 million for the three-month period ended September 30, 2014, compared to $38.9 million in the same period in 2013.

Media segment revenue increased 4.1% to $99.1 million for the three-month period ended September 30, 2014, compared to $95.3 million for the same period in 2013. Revenue growth was driven by our mobile and video products.

Cost of Revenue and Gross Profit.   Cost of revenue includes the cost of sourcing advertising inventory to run our clients' campaigns, certain labor costs that are directly related to revenue-producing activities, Internet access costs, amortization of developed technology acquired in business combinations, and depreciation on revenue-producing technologies.

Our consolidated cost of revenue was $47.9 million for the three-month period ended September 30, 2014, compared to $42.9 million for the same period in 2013, an increase of 11.6%. Our consolidated gross margin decreased to 65.4% from 68.0% for the three-month periods ended September 30, 2014 and 2013, respectively.

Cost of revenue for the Affiliate Marketing segment increased to $4.7 million for the three-month period ended September 30, 2014 compared to $4.5 million for the three-month period ended September 30, 2013, respectively. Our Affiliate Marketing gross margin remained relatively consistent at 88.0% for the three-month period ended September 30, 2014, compared to 88.4% for the same period in 2013.

Cost of revenue for the Media segment increased $4.3 million, or 11.7%, to $40.7 million for the three-month period ended September 30, 2014, compared to $36.5 million for the same period in 2013. Our Media segment gross margin decreased to 58.9% for the three-month period ended September 30, 2014, compared to 61.7% for the same period in 2013. The decrease in our Media segment gross margin in the current year period was primarily due to revenue mix, with our relatively lower gross margin products (mobile and video) having the highest percentage revenue growth and our relatively highest gross margin product (ad serving) being down as compared to the year ago period.

Operating Expenses:

Sales and Marketing.   Sales and marketing expenses consist primarily of compensation and employee benefits of sales and marketing and related support teams, certain advertising costs, travel, trade shows, and marketing materials.

Total sales and marketing expenses for the three-month period ended September 30, 2014, were $25.0 million compared to $21.7 million for the same period in 2013, an increase of 15.0%. The increase was primarily due to increased marketing related costs including those associated with the rebranding of our European operations in the current quarter, higher costs as a result of increased headcount in our sales and marketing organizations and the inclusion of SET Media beginning February 6, 2014. Our sales and marketing expenses as a percentage of revenue were 18.0% for the three-month period ended September 30, 2014, compared to 16.2% for the same period in 2013. We currently expect our sales and marketing expenses in the remainder of 2014 to be higher than the comparable periods in 2013.

General and Administrative.   General and administrative expenses consist primarily of facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt expense, and other general overhead costs. General and administrative expenses increased to $23.6 million for the three-month period ended September 30, 2014, compared to $15.1 million for the same period in 2013, an increase of $8.5 million. This increase was primarily due to approximately $6.6 million in expenses incurred related to the pending merger with Alliance Data, as well as higher stock-based compensation expense in the current year period as described below. As a percentage of revenue, general and administrative expenses increased to 17.1% for the three-month period ended September 30, 2014, compared to 11.3% for the year-ago period.

Technology.   Technology expenses include costs associated with the maintenance and ongoing development of our technology platforms, including compensation and employee benefits for our engineering departments, as well as costs for contracted technology services and supplies. Technology expenses for the three-month period ended September 30, 2014, increased to $17.6 million, or 12.7% of revenue, compared to $14.1 million, or 10.5% of revenue, for the same period in 2013, an increase of 24.5%. The increase was primarily due to higher costs as a result of increased headcount in our technology organization and the inclusion of SET Media beginning February 6, 2014.

Segment Income from Operations.   Affiliate Marketing segment income from operations for the three-month period ended September 30, 2014, decreased 2.5% to $23.0 million from $23.6 million in the same period of the prior year, and represented 58.7% and 60.7% of Affiliate Marketing segment revenue in these respective periods. The decrease in this segment's operating income margin from the year ago period is primarily due to higher operating expenses in the current year associated with higher headcount.

Media segment income from operations for the three-month period ended September 30, 2014, decreased 15.3% to $25.6 million from $30.2 million in the same period of the prior year, and represented 25.8% and 31.7% of Media segment revenue in these respective periods. Media segment operating income margin decreased from the prior year due primarily to higher operating expenses in the current year related to increased headcount and marketing spend, and the inclusion of SET Media in 2014, which is currently operating at a loss and is expected to operate at a loss in the quarter ending December 31, 2014.

Stock-Based Compensation.   Stock-based compensation for the three-month periods ended September 30, 2014 increased to $5.5 million compared to $4.7 million for the same period of the prior year. The increase in the current year is due to expense related to new stock awards granted during 2014. We currently anticipate stock-based compensation of approximately $5.5 million and $20.5 million for the quarter and full year ending December 31, 2014, respectively. Such amounts may change as a result of higher or lower than anticipated equity award grants to new and existing employees, differences between actual and estimated forfeitures of stock awards, fluctuations in the market value of our common stock, modifications to our existing stock award programs, additions of new stock-based compensation programs, or other factors.

Amortization of Intangible Assets.   Amortization of developed technologies acquired in business combinations, included in Cost of revenue, for the three-month period ended September 30, 2014, was $2.5 million compared to $2.0 million in the year ago quarter. The increase is due to the acquisition of SET Media. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, was consistent at $3.6 million for the three-month periods ended September 30, 2014 and 2013. We currently anticipate total amortization expense, including those recorded in Cost of revenue, of approximately $25.1 million for the year ending December 31, 2014.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased to $1.1 million in income for the three-month period ended September 30, 2014, compared to $0.2 million in expense for the same period in 2013, primarily due to an increase in foreign exchange gains in the current year.

 Income Tax Expense. For the three-month periods ended September 30, 2014 and 2013, we recorded income tax expense of $11.9 million and $14.5 million, respectively. The effective income tax rates for the three-month periods ended September 30, 2014 and 2013, were 54.6% and 39.6%, respectively. The increase in the effective tax rate in the current year period is primarily due to a reserve recorded associated with a tax dispute with a foreign tax jurisdiction and the presumed non-deductibility of a portion of the transaction expenses associated with the pending acquisition.

RESULTS OF OPERATIONS—NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

Revenue. Consolidated revenue for the nine-month period ended September 30, 2014, was $421.6 million compared to $396.7 million for the same period in 2013, an increase of $24.9 million, or 6.3%.

Affiliate Marketing segment revenue increased to $122.3 million for the nine-month period ended September 30, 2014, compared to $113.8 million in the same period in 2013. This increase of $8.5 million, or 7.5%, was attributable primarily to new client wins which contributed to stronger growth in the first and second quarters of 2014.

Media segment revenue increased to $299.3 million for the nine-month period ended September 30, 2014, compared to $283.0 million for the same period in 2013, an increase of $16.3 million, or 5.8%. Revenue growth was driven by our mobile and video products.

Cost of Revenue and Gross Profit. Our consolidated cost of revenue was $142.4 million for the nine-month period ended September 30, 2014, compared to $127.1 million for the same period in 2013, resulting in a gross margin of 66.2% and 67.9%, respectively.

Cost of revenue for the Affiliate Marketing segment increased slightly to $13.8 million for the nine-month periods ended September 30, 2014 compared to $13.6 million for the same period in the prior year. Our Affiliate Marketing gross margin remained relatively consistent at 88.7% for the nine-month period ending September 30, 2014, compared to 88.1% for the same period in 2013.

Cost of revenue for the Media segment increased $13.7 million, or 12.7%, to $121.4 million for the nine-month period ended September 30, 2014, compared to $107.7 million for the same period in 2013. Our Media segment gross margin decreased to 59.5% for the nine-month period ended September 30, 2014, compared to 62.0% for the same period in 2013. The decrease in our Media segment gross margin in the current year period was primarily due to revenue mix, with our relatively lower gross margin products (mobile and video) having the highest percentage revenue growth and our relatively highest gross margin product (ad serving) being down as compared to the year ago period.

Operating Expenses:

Sales and Marketing. Total sales and marketing expenses for the nine-month period ended September 30, 2014, were $77.4 million compared to $64.1 million for the same period in 2013, an increase of $13.3 million, or 20.7%. The increase was primarily due to marketing related costs associated with our corporate rebranding in the first quarter of 2014, our rebranding of our European operations, higher costs as a result of increased headcount in our sales and marketing organizations, and the inclusion of SET Media beginning February 6, 2014. Our sales and marketing expenses as a percentage of revenue increased to 18.4% for the nine-month period ended September 30, 2014, compared to 16.2% for the same period in 2013.

General and Administrative. General and administrative expenses increased to $57.1 million, or 13.5% of revenue, for the nine-month period ended September 30, 2014, compared to $45.6 million, or 11.5% of revenue, for the same period in 2013, an increase of $11.5 million, or 25.3%. The increase was primarily due to approximately $6.6 million in expenses incurred related to the pending merger with Alliance Data and to overall growth in our business.

Technology. Technology expenses for the nine-month period ended September 30, 2014, increased to $50.7 million, or 12.0% of revenue, compared to $41.7 million, or 10.5% of revenue, for the same period in 2013, an increase of $9.0 million, or 21.6%. The increase was primarily due to higher costs as a result of increased headcount in our technology organization and the inclusion of SET Media beginning February 6, 2014.

Segment Income from Operations. Affiliate Marketing segment income from operations for the nine-month period ended September 30, 2014, increased 6.9%, or $4.8 million, to $73.9 million, from $69.1 million in the same period of the prior year, and represented 60.4% and 60.7% of Affiliate Marketing segment revenue in these respective periods. The increase in segment income from operations was due primarily to the higher revenue described above.

Media segment income from operations for the nine-month period ended September 30, 2014, decreased 14.2%, or $12.7 million, to $76.8 million from $89.5 million in the same period of the prior year, and represented 25.7% and 31.6% of Media segment revenue in these respective periods. Media segment operating income margin decreased from the prior year due to higher operating expenses in the current year related to increased headcount and marketing spend, and the inclusion of SET Media beginning February 6, 2014.

Stock-Based Compensation. Stock-based compensation for the nine-month period ended September 30, 2014, increased to $15.1 million compared to $14.1 million for the same period in 2013. The increase in the current year is due to expense related to new stock awards granted during 2014.

Amortization of Intangible Assets. Amortization of developed technologies acquired in business combinations, included in Cost of revenue, was $7.3 million for the nine-month period ended September 30, 2014, compared to $6.0 million in the year ago period. Amortization of all remaining intangible assets, included in Amortization of intangible assets acquired in business combinations, increased to $11.8 million for the nine-month period ended September 30, 2014, compared to $10.7 million for the same period in 2013. The increase in amortization of intangible assets is due to the acquisition of SET Media and the accelerated amortization of certain tradenames in connection with our rebranding in the first quarter of 2014.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was income of $1.4 million for the nine-month period ended September 30, 2014, compared to an expense of $24.0 million for the same period in 2013. The increase was primarily due to the $22.6 million write-down of a note receivable in the second quarter of 2013.

Income Tax Expense. For the nine-month period ended September 30, 2014, we recorded income tax expense of $36.6 million compared to $31.9 million for the same period in 2013. The increase in the effective income tax rate to 43.8% for the nine-month period ended September 30, 2014, from 38.3% in the same period of the prior year is primarily due to a reserve recorded associated with a tax dispute with a foreign tax jurisdiction and the presumed non-deductibility of a portion of the transaction expenses associated with the pending acquisition.

Adjusted EBITDA as a Non-GAAP Financial Performance Measure

In evaluating our business, we consider earnings from continuing operations before interest, income taxes, depreciation, amortization, stock-based compensation, and acquisition-related costs ("Adjusted EBITDA"), a non-GAAP financial measure, as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures. We use Adjusted EBITDA in evaluating the overall performance of our business operations. We believe that this measure may also be useful to investors because it eliminates the effects of period-to-period changes in income from interest on our cash and cash equivalents, note receivable, and borrowings, and the costs associated with income tax expense, capital investments, stock-based compensation expense, and acquisitions, which are not directly attributable to the underlying performance of our continuing business operations. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. Generally Accepted Accounting Principles (“GAAP”), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is a non-GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of net income from continuing operations to Adjusted EBITDA for the three-month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income from continuing operations	$9,880	$22,094	$46,959	$51,510
Interest and other (income) expense, net	(1,135)	152	(1,399)	24,022
Income tax expense	11,887	14,456	36,584	31,921
Amortization of acquired developed technology included in cost of revenue	2,478	1,986	7,265	5,957
Amortization of acquired intangible assets included in operating expenses	3,606	3,550	11,750	10,650
Depreciation and leasehold amortization	3,268	3,232	9,540	9,240
Stock-based compensation	5,499	4,715	15,076	14,065
Acquisition-related costs	6,613	—	6,613	—
Adjusted EBITDA	$42,096	$50,185	$132,388	$147,365

Adjusted EBITDA for the three-month period ended September 30, 2014, decreased to $42.1 million from $50.2 million for the same period in 2013, representing a decrease of $8.1 million, or 16.1%. Adjusted EBITDA for the nine-month period ended September 30, 2014, decreased to $132.4 million from $147.4 million for the same period in 2013, representing a decrease of $15.0 million, or 10.2%. The decrease in both periods is due to the decreased operating income in our Media segment as described above as well as higher corporate expenses, including a portion of the marketing costs associated with the our rebranding.

Liquidity and Capital Resources

We have financed our operations, our stock repurchases and our cash acquisitions primarily through working capital generated from operations and borrowings under our credit facility. At September 30, 2014, our cash and cash equivalents balances totaled $66.1 million, of which $57.3 million was denominated in foreign currencies and held by our foreign subsidiaries. A majority of the cash held abroad could be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Net cash provided by operating activities decreased to $110.1 million for the nine months ended September 30, 2014, compared to $114.5 million in the same period of 2013. The decrease is due to the inclusion in the year ago period of the Owned & Operated Websites segment which was divested in the first quarter of 2014 partially offset by positive working capital changes in the current year period.

Net cash provided by investing activities of $38.6 million for the nine-month period ended September 30, 2014, was primarily due to net proceeds of $72.8 million received from the sale of the Owned & Operated Websites segment in the first quarter of 2014, offset partially by the use of $24.3 million for the acquisition of SET Media and $10.0 million for equipment purchases. Net cash used in investing activities of $4.7 million in the nine-month period ended September 30, 2013, was due to the use of $12.2 million for equipment purchases, offset partially by payments received on a note receivable of $7.5 million.

Net cash used in financing activities of $174.3 million for the nine months ended September 30, 2014, was primarily due to net repayments under our credit facility of $85.0 million and stock repurchases of $100.0 million, offset by $6.6 million in proceeds received from shares issued under our employee stock programs and $4.1 million in excess tax benefits from exercises of stock-based awards. Net cash used in financing activities of $160.3 million for the nine months ended September 30, 2013, was primarily due to stock repurchases of $223.8 million, offset partially by proceeds from borrowings under our credit facility of $50.8 million, proceeds received from shares issued under our employee stock programs of $8.5 million and $4.2 million in excess tax benefits from exercises of stock-based awards.
Credit Facility
On August 19, 2013, we entered into a Second Amended and Restated Credit Agreement (the "Credit Facility"), which replaced our previous credit facility. The Credit Facility consists of a revolving loan commitment of $400 million, with an option to increase the total revolving loan commitment to $500 million subject to certain conditions. The Credit Facility expires on August 19, 2018. Availability under the Credit Facility is subject to our meeting certain financial and non-financial covenants, as more fully described in Note 14 to our condensed consolidated financial statements included herein. The Credit Facility provides us with additional financial flexibility for pursuing acquisitions, repurchasing our common stock and general corporate purposes. At September 30, 2014, there was $55 million outstanding under the Credit Facility.
Stock Repurchase Program
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2013, our board of directors authorized a total of $1.0 billion for repurchases under the Program and we had repurchased a total of 80.9 million shares of our common stock for approximately $926.8 million. During the three-month period ended September 30, 2014, the Company's board of directors authorized $150.0 million for additional repurchases under the Program. During the three- and nine-month periods ended September 30, 2014, we repurchased 0.8 million shares for $18.9 million and 4.1 million shares for $99.9 million, respectively. As of September 30, 2014, up to an additional $150.1 million of our capital was available to be used to repurchase shares of our outstanding common stock under the Program.

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
Commitments and Contingencies
Other than the stockholder class action litigation associated with our potential acquisition by Alliance as more fully described in Item 1. of Part III, there were no significant changes to our commitments and contingencies during the three- and nine-month periods ended September 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
We are exposed to fluctuations in interest rates, which impact the amount of interest we must pay on our outstanding debt, and the amount of interest income we earn on our cash equivalents. Our exposure to interest rate risk primarily results from changes in the one-month London Interbank Offered Rate ("LIBOR"), which is the benchmark interest rate for most borrowings under our credit facility. If the one-month LIBOR rate were to double and our outstanding balance remained at $55 million, our interest expense would increase by approximately $0.1 million over the next year.
FOREIGN CURRENCY RISK
We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses of our foreign subsidiaries, which denominate their transactions primarily in British Pounds and Euros. The effect of foreign currency exchange rate fluctuations for the three-month periods ended September 30, 2014 and 2013, was not material to the consolidated results of operations. In the future, if there were an adverse change of 10% in overall foreign currency exchange rates over an entire year, the result of translations would be an estimated reduction of revenue of approximately $4.6 million, an estimated reduction of income before income taxes of approximately $0.5 million and an estimated reduction of consolidated net assets of approximately $6.7 million.
While we perform certain economic hedging activities related to exposures associated with certain intercompany balances with our foreign subsidiaries, we do not hedge all of the foreign exchange related exposures faced by our operations. Accordingly, we may experience economic loss and a negative impact on earnings, cash flows or equity as a result of foreign currency exchange rate fluctuations. As of September 30, 2014, we had $75.7 million in total current assets, including $57.3 million in cash and cash equivalents, and $11.5 million in total current liabilities denominated in foreign currencies, predominantly British Pounds and Euros.
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

(b)	Changes in Internal Control over Financial Reporting

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal control over financial reporting during the three-month period ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

The Company is currently facing pending stockholder class action litigation relating to our potential acquisition by Alliance Data Systems Corporation (“Alliance Data”), which was publicly announced on September 11, 2014. There are currently three pending lawsuits in the Superior Court of the State of California in Los Angeles County and one pending consolidated action in the Court of Chancery of the State of Delaware.

On September 12, 2014, a putative stockholder class action complaint, captioned Palkon v. Conversant, Inc., et al., No. 56-2014-00457860-CU-BT-VTA (Superior Court, Ventura County), was filed against Conversant, Conversant’s directors, Alliance Data and the Merger Subsidiary in the Superior Court of the State of California in Ventura County. On October 7, 2014, the plaintiff in the Palkon action filed a request for voluntary dismissal. The court issued an order granting the request and dismissing the action on October 21, 2014. Additionally, on September 16, 2014, a second putative stockholder class action complaint, captioned Leinoff v. Conversant, Inc., et al., No. BC-557818 (Superior Court, Los Angeles County), was filed against Conversant, Conversant’s directors, Alliance Data and the Merger Subsidiary in the Superior Court of the State of California in Los Angeles County. An amended complaint was filed in Leinoff on October 21, 2014. On September 19, 2014, a third putative stockholder class action complaint, captioned Blaze v. Conversant, Inc., et al., No. BC-558100 (Superior Court, Los Angeles County), was filed against Conversant, Conversant’s directors, Alliance Data and the Merger Subsidiary, also in the Superior Court of the State of California in Los Angeles County. The plaintiff in the Los Angeles County Blaze action filed a request for voluntary dismissal on October 17, 2014. The court issued an order granting the request and dismissing the action on October 29, 2014. On September 26, 2014, a fourth putative class action stockholder complaint, captioned Feliciano v. Buzby, et al., C.A. No. 10174-VCN (Chancery Court, Delaware) was filed against Conversant, Conversant’s directors, Alliance Data and the Merger Subsidiary in the Court of Chancery of the State of Delaware. An amended complaint was filed in Feliciano on October 9, 2014. On September 30, 2014, a fifth putative stockholder class action complaint, captioned Naclerio v. Conversant, Inc., et al., No. BC559187 (Superior Court, Los Angeles County) was filed against Conversant, Conversant’s directors, Alliance Data, and the Merger Subsidiary, in the Superior Court of the State of California in Los Angeles County. On October 3, 2014, a sixth putative stockholder class action complaint, captioned Hoffman v. Conversant, Inc., et al., No. BC559660 (Superior Court, Los Angeles County) was filed against Conversant, Conversant’s directors, Alliance Data, and the Merger Subsidiary, also in the Superior Court of the State of California in Los Angeles County. On October 17, 2014, a seventh putative stockholder class action complaint, captioned Blaze v. Conversant, Inc. et al., C.A. No. 10253-VCN (Chancery Court, Delaware), was filed against Conversant, Conversant’s directors, Alliance Data, and the Merger Subsidiary, also in the Court of Chancery of the State of Delaware. Also on October 17, 2014, an eighth putative stockholder class action complaint, captioned Joyce v. Conversant, Inc. et al., C.A. No. 10254-VCN (Chancery Court, Delaware), was filed against Conversant, Conversant’s directors, Alliance Data, and the Merger Subsidiary in the Court of Chancery of the State of Delaware. On October 22, 2014, the plaintiff in Joyce filed a motion to expedite proceedings. On October 30, 2014, an order was entered consolidating the Delaware actions into a consolidated action captioned In re Conversant, Inc. Stockholder Litigation, C.A. No. 10174-VCN (Chancery Court, Delaware), and appointing Plaintiffs’ co-lead counsel and liaison counsel for the consolidated action.

Each lawsuit alleges that members of the Conversant board of directors breached their fiduciary duties in connection with the proposed sale of Conversant to Alliance Data. Each complaint also alleges that Conversant, Alliance Data and the Merger Subsidiary aided and abetted the alleged breach of fiduciary duty. The Delaware consolidated action and the amended complaint in Leinoff also include claims regarding alleged misrepresentations and omissions made in Conversant’s preliminary proxy statement. The complaints seek, among other things, injunctive relief and other equitable relief, in addition to unspecified fees and costs. The Company believes these lawsuits are without merit and intends to defend itself against each of them vigorously.

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. In October 2014, the the Company received a notice of claim for indemnification from IAC Search, LLC/InterActiveCorp related to its January 2014 acquisition of the Company’s Owned & Operated Websites segment.  The Company believes that this claim is without merit and intends to defend itself vigorously. The Company is not currently a party to any material legal proceedings, except as discussed above, nor is the Company aware of any pending or threatened litigation that is reasonably possible to have a material adverse effect on the Company's business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

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

THE FAILURE TO COMPLETE THE PROPOSED MERGER WITH ALLIANCE DATA COULD ADVERSELY AFFECT OUR BUSINESS.

On September 11, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alliance Data Systems Corporation (“Alliance Data”) and Amber Sub LLC (“Merger Sub”), a direct wholly owned subsidiary of Alliance Data. The Merger Agreement provides for the merger of Conversant with and into Merger Sub, with Merger Sub continuing as the surviving company and a direct wholly-owned subsidiary of Alliance Data (the “Merger”). The Merger is subject to customary closing conditions, including approval by Conversant stockholders and listing of the shares of Alliance Data common stock to be issued in the Merger on the New York Stock Exchange. There is no assurance that the Merger with Alliance Data will occur. If the proposed Merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a Merger will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to $65 million if we do not consummate the Merger with Alliance Data. Further, a failed transaction could result in major disruptions to our business, and any such disruptions could continue or accelerate in the event the Merger is not consummated. There can be no assurance that our business or our financial condition would not be adversely affected, as compared to the condition prior to the announcement of the Merger, as a result of the announcement or if the Merger is not consummated. While we currently expect the transaction to close in the fourth quarter of 2014, we cannot provide assurance that the transaction will be ultimately consummated.

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

In the first quarter of 2014, we completed a domestic rebranding of the previous name of the Company, ValueClick, Inc. into Conversant, Inc. We also rebranded our products (including Dotomi, Greystripe, Mediaplex, and ValueClick Media) as Conversant. We completed the rebranding of our international operations in the third quarter of 2014. This corporate and product rebranding may not have the desired impact of increasing market awareness of our product offerings and may result in confusion amongst current and prospective customers and vendors. In addition to the general business risk associated with the rebranding, we incurred significant marketing, legal and IT expenses in the first three quarters of 2014.

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

WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS IF OUR GOODWILL OR AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED.

As of September 30, 2014, we have $402.3 million and $39.6 million of goodwill and amortizable intangible assets, respectively. We perform our annual impairment analysis of goodwill as of December 31 of each year, or sooner if we determine there are indicators of impairment in accordance with GAAP. Under GAAP, the impairment analysis of goodwill must be based on estimated fair values. The determination of fair values requires assumptions and estimates of many critical factors, including, but not limited to: expected operating results; macroeconomic conditions; our stock price; earnings multiples implied in acquisitions in the online marketing industry; industry analyst expectations; and the discount rates used in the discounted cash flow analysis. We are required to perform our next goodwill impairment analysis at December 31, 2014. If our business performance deteriorates due to macroeconomic conditions or company-specific issues, or our stock price experiences significant declines, we may be required to record additional impairment charges in the future.

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

As more fully described in Note 11 to our consolidated financial statements, we have recorded significant income tax liabilities. The preparation of our condensed consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate, as well as in jurisdictions in which we do not operate but may have tax nexus given the complexities associated with various state tax regulations. We may be challenged by the taxing authorities in various jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax, sales tax or value added tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition. In addition, if income tax regulations in the United States were to change such that we were no longer able to defer taxation of our international income, our income tax expense and financial position would be adversely impacted. We are currently disputing a tax assessment made by the French tax authorities as it relates to corporate income taxes and value added taxes. We have recorded a reserve related to this dispute for an amount that we believe is adequate. However, it is reasonably possible that resolution with the French tax authorities could result in an adjustment to our tax position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities — The table below summarizes our repurchases of common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	777,588	$24.35	777,588	$150.1	million

August 1, 2014 through August 31, 2014	—	$—	—	$150.1	million

September 1, 2014 through September 30, 2014	—	$—	—	$150.1	million

Total	777,588	$24.35	777,588	$150.1	million
____________________

(1)
In September 2001, our board of directors authorized a stock repurchase program (the “Program”) to allow for the repurchase of shares of our common stock at prevailing market prices in the open market or through unsolicited negotiated transactions.  Since the inception of the Program and through December 31, 2013, our board of directors authorized a total of $1.0 billion for repurchases under the Program and we had repurchased a total of 80.9 million shares of our common stock for approximately $926.8 million. During the three-month period ended September 30, 2014, the Company's board of directors authorized $150.0 million for additional repurchases under the Program. During the three- and nine-month periods ended September 30, 2014, we repurchased 0.8 million shares for $18.9 million and 4.1 million shares for $99.9 million, respectively. As of September 30, 2014, up to an additional $150.1 million of our capital was available to be used to repurchase shares of our outstanding common stock under the Program.

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

(2)         Includes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger, dated as of September 11, 2014 by and among Alliance Data Systems Corporation, Conversant, Inc. and Amber Sub LLC.

10.1(2)	Voting Agreement, dated as of September 11, 2014 by and among Alliance Data Systems Corporation and executive officers and directors of Conversant, Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Conversant on September 11, 2014.
(2)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Conversant on September 11, 2014.
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

CONVERSANT, INC. (Registrant)

		By:	/s/ JOHN PITSTICK
John Pitstick
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	November 7, 2014